Form 10-Q
period 1995-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1995-08-14
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                             ______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                       Commission File
June 30, 1995                                               No. 0-9767
                             ______________________


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              94-2579751
(State or other                                                 (I.R.S. Employer
jurisdiction of                                              identification No.)
incorporation or
organization)


                  9162 Eton Ave., Chatsworth, California  91311
               (Address of principal executive offices)(Zip Code)

                         Telephone Number:  818-709-1244



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes       X         No _________
                        -------------


The number of shares of Common Stock of the registrant outstanding as of August 3, 1995 was 5,649,398.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.




                               INDEX TO FORM 10-Q

                Three and six months ended June 30, 1995 and 1994




                                                                            PAGE
                                                                            ----

     PART 1 -  FINANCIAL INFORMATION

          ITEM 1 - Financial Statements

           Balance Sheets. . . . . . . . . . . . . . . . . . . . . . .   2


           Statements of Operations. . . . . . . . . . . . . . . . . .   3 & 4


           Statements of Cash Flows. . . . . . . . . . . . . . . . . .   5


           Notes to Financial Statements.. . . . . . . . . . . . . . .   6


           ITEM 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations. . . . .   12



     PART 2 -   OTHER INFORMATION

           ITEM 5 - Submission of Matters to a Vote of Security Holders  16

           ITEM 6 - Exhibits And Reports on Form 8-K

           (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . .   16 & 17
           (b)  Reports on Form 8-K


     SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

PART 1     FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                     December 31             June 30
A S S E T S                                                                 1994                1995
                                                                    ------------        ------------
                                                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                        $  2,406,284         $ 1,181,700
  Short-term investments                                              2,256,062           2,718,999
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $35,443 in 1994 and 1995                              2,057,503           2,330,825
  Accounts receivable-service contracts                                 313,144             506,973
  Accounts receivable-LDA Systems, Inc.                                 575,657                  --
  Inventories                                                         1,773,889           2,151,796
  Prepaid expenses and other current assets                             179,306             310,751
                                                                   ------------        ------------
     Total current assets                                             9,561,845           9,201,044

  Property and equipment, at cost, net of accumulated
    depreciation                                                        447,250             591,398
  Software development costs, net of accumulated
     amortization of $625,816 in 1994 and $645,914 in 1995               40,623              98,244
  Long term investments                                               1,200,000           1,200,000
  Deferred tax asset                                                         --             594,000
  Other assets                                                          878,666           1,814,346
                                                                   ------------        ------------
     Total assets                                                  $ 12,128,384        $ 13,499,032
                                                                   ------------        ------------
                                                                   ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $    746,142        $    510,204
  Accrued expenses                                                      879,899             906,109
  Service contracts-deferred income                                     683,402             731,480
                                                                   ------------        ------------
     Total current liabilities                                        2,309,443           2,147,793
  Service contracts-deferred income                                     119,913             248,594
                                                                   ------------        ------------
          Total liabilities                                           2,429,356           2,396,387
                                                                   ------------        ------------
Shareholders' equity:
  Common stock, $.01 par value
     Authorized:  15,600,000 shares
     Issued and outstanding:  4,990,067 in 1994
                              5,637,663 in 1995                          49,901              56,377
  Additional paid-in capital                                         26,619,692          30,680,418
  Treasury Stock (96,473 shares in 1994 and 1995)                      (453,386)           (453,386)
  Unearned compensation                                                 (93,130)            (96,691)
  Deficit                                                           (16,424,049)        (19,084,073)
                                                                   ------------        ------------
 Total shareholders' equity                                           9,699,028          11,102,645
                                                                   ------------        ------------
 Total liabilities and shareholders' equity                        $ 12,128,384        $ 13,499,032
                                                                   ------------        ------------
                                                                   ------------        ------------

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       For the three months ended
                                                                     ------------------------------
                                                                  June 30, 1994        June 30, 1995
                                                                  -------------        -------------

Sales from workstations and related supplies                        $ 1,906,512         $ 2,434,345
Service contracts                                                       535,694             556,592
Research and development contracts                                      214,109             363,790
                                                                    -----------         -----------
Net sales                                                             2,656,315           3,354,727
                                                                    -----------         -----------

Cost of goods from workstations and supplies                            862,093             966,322
Cost of goods from service contracts                                    404,764             399,445
Cost of research and development contracts                              259,109             441,353
                                                                    -----------         -----------
Cost of goods sold                                                    1,525,966           1,807,120
                                                                    -----------         -----------
Gross margin                                                          1,130,349           1,547,607

Marketing and selling expenses                                          451,183             608,147
General and administrative expenses                                     316,834             441,549
Research and development expenses                                        54,327              64,799
Acquisition of in-process research and development                           --           3,480,987
                                                                    -----------         -----------
 Total operating expenses                                               822,344           4,595,482
                                                                    -----------         -----------

Operating income (loss)                                                 308,005          (3,047,875)

Other income:
  Interest income                                                        34,182              56,347
  Other income                                                           18,941              35,439
                                                                    -----------         -----------

Income (loss) before provision for income taxes                         361,128          (2,956,089)
Provision for income taxes                                                5,000              13,000
                                                                    -----------         -----------

Net income (loss)                                                   $   356,128         $(2,969,089)
                                                                    -----------         -----------
                                                                    -----------         -----------

Net income (loss) per share                                                $.07               ($.57)
                                                                           ----               -----
                                                                           ----               -----

Weighted average number of common shares and common
  share equivalents outstanding for the period                        5,255,415           5,189,512
                                                                      ---------           ---------
                                                                      ---------           ---------

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         For the six months ended
                                                                     ------------------------------
                                                                  June 30, 1994        June 30, 1995
                                                                  -------------        -------------
Sales from workstations and related supplies                        $ 3,161,744         $ 4,323,161
Service contracts                                                       992,964           1,124,017
Research and development contracts                                      358,882             638,150
                                                                    -----------         -----------
Net sales                                                             4,513,590           6,085,328

Cost of goods from workstations and supplies                          1,360,390           1,741,197
Cost of goods from service contracts                                    812,151             817,137
Cost of research and development contracts                              448,882             760,713
                                                                    -----------         -----------
Cost of goods sold                                                    2,621,423           3,319,047
                                                                    -----------         -----------
Gross margin                                                          1,892,167           2,766,281

Marketing and selling expenses                                          846,886           1,176,494
General and administrative expenses                                     570,565             780,191
Research and development expenses                                       159,469             165,977
Acquisition of in-process research and development                           --           3,480,987
                                                                    -----------         -----------
 Total operating expenses                                             1,576,920           5,603,649
                                                                    -----------         -----------

Operating income (loss)                                                 315,247          (2,837,368)

Other income:
  Interest income                                                        65,126             138,395
  Other income                                                           80,574              55,949
                                                                    -----------         -----------

Income (loss) before provision for income taxes                         460,947          (2,632,024)
Provision for income taxes                                               10,000              28,000
                                                                    -----------         -----------

Net income (loss)                                                   $   450,947         $(2,660,024)
                                                                    -----------         -----------
                                                                    -----------         -----------

Net income (loss) per share                                                $.09               ($.52)
                                                                           ----               -----
Weighted average number of common shares and common
  share equivalents outstanding for the period                        5,227,940           5,145,673
                                                                      ---------           ---------
                                                                      ---------           ---------

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         For the six months ended
                                                                     ------------------------------
                                                                  June 30, 1994        June 30, 1995
                                                                  -------------        -------------
Cash flows from operating activities:
   Net income (loss)                                                $   450,947         $(2,660,024)
   Adjustments to reconcile net income (loss) to
      cash provided by operating activities:
         Depreciation and amortization                                  172,282             213,963
         Common stock compensation                                       41,778              42,254
         Write off of acquired in-process research and development           --           3,480,987
   Changes in assets and liabilities:
      Accounts receivable - trade                                       (90,871)           (273,322)
      Notes receivable - trade                                           11,999                  --
      Service contracts, net                                             69,727             (17,070)
      Inventories                                                         8,014            (377,907)
      Prepaid expenses and other current assets                        (261,561)           (131,445)
      Accounts payable                                                  (34,367)           (235,938)
      Accrued expenses                                                 (230,328)             26,210
                                                                    -----------         -----------
Net cash provided by operating activities                               137,620              67,708
                                                                    -----------         -----------

Cash flows from investing activities:
   Acquisition of property and equipment,                               (71,346)           (288,347)
   Software development costs                                            (8,811)            (77,719)
   Increase in investments                                           (1,681,799)           (462,937)
   Other assets                                                           2,589            (978,582)
                                                                    -----------         -----------
Net cash used in investing activities                                (1,759,367)         (1,807,585)
                                                                    -----------         -----------

Cash flows from financing activities:
   Issuance of common stock for cash                                    296,286             515,293
   Repurchase of common stock                                           (16,573)                 --
   Principal payments received on shareholders' notes receivable          6,667                  --
                                                                    -----------         -----------
Net cash provided by financing activities                               286,380             515,293
                                                                    -----------         -----------

Net decrease in cash and cash equivalents                            (1,335,367)         (1,224,584)
Cash and cash equivalents at beginning of period                      2,937,379           2,406,284
                                                                    -----------         -----------
Cash and cash equivalents at end of period                          $ 1,602,012         $ 1,181,700
                                                                    -----------         -----------
                                                                    -----------         -----------

Supplemental schedule of non-cash financing activities:

Issuance of warrants for asset purchase                                                 $   213,750
Issuance of stock for exercise of call option to purchase LDA                           $ 2,977,344
Issuance of warrants in connection with development agreement                           $   315,000


   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY.

     International Remote Imaging Systems, Inc. (IRIS) was incorporated in California in 1979 and reincorporated during 1987 in Delaware. IRIS engages in the business of developing, manufacturing and selling microscopical image analyzing systems based on proprietary technology.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     In the opinion of IRIS, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of IRIS as of June 30, 1995 and the results of its operations for the three and six months ended June 30, 1995 and 1994. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the latest IRIS annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

Cash, Cash Equivalents and Short-term Investments:

     Short-term investments principally include certificates of deposit and debt instruments of the United States Government with initial maturities greater than three months and less than one year. Long term investments represent certificates of deposit and debt instruments with maturities greater than one year. IRIS considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. IRIS places its cash and investments with high credit-quality institutions. At times, these deposits may be in excess of the federally insured limit.

Accounts Receivable:

     IRIS sells predominantly to entities in the Healthcare Industry. IRIS grants uncollateralized credit to its customers, primarily domestic hospitals.

Property and Equipment and Depreciation:

     Property and equipment are recorded at cost. IRIS uses the straight-line method in computing depreciation over the estimated useful lives of the assets which are: leasehold improvements (remaining life of the lease); furniture and fixtures (3 years); machinery and equipment (3 years); and tools, dies and molds (3 years).

     Costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in current income.

Software Development Costs:

     IRIS capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 -- "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" for new products currently under development. IRIS amortizes software costs using the greater of the straight line method over the estimated product life, or a percentage of total units sold over the projected sales. Amortization of software development costs was $20,098 and $45,000 for the six months ended June 30, 1995 and 1994, respectively.

Revenue Recognition:

     IRIS recognizes revenue when the following conditions are all met: (i) an authorized purchase order has been received in writing, (ii) customer credit worthiness has been established and (iii) shipment of the product to the customer designated location has occurred.

Warranties:

     IRIS recognizes the full estimated cost of warranty expense, including installation costs, at the time of shipment.

Research and Development Expenditures:

     Except for certain software development costs required to be capitalized as described above (See Software Development Costs.), research and development expenditures are charged to operations as incurred.

Development Contracts:

     Revenues are recognized under development contracts in amounts equivalent to development costs incurred on the related project plus, and where contractually provided for, an amount to cover general and administrative costs of the project.

Income Taxes:

     Income taxes are accounted for in accordance with SFAS No. 109 -- "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this standard, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

3.   MARKETABLE DEBT SECURITIES.

     On January 1, 1994, IRIS adopted SFAS No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities" and determined that all its debt securities should be classified as "held-to-maturity" based on the Company's intent and ability to hold those securities to maturity. Under this standard, debt securities classified as "held-to-maturity" are carried at amortized cost.

     At June 30, 1995, IRIS had the following debt securities included in short-term and long-term investments:

                          Amortized     Expected Maturity   Value and period
     Security                  Cost     Within One Year     One to Five Years
     --------            -----------    ---------------     ----------------
     US Treasury Bills   $ 2,204,000    $ 2,255,000
     US Treasury Note        800,000        400,000            $ 400,000


4.   INVENTORIES.

     Inventories, with the exception of rental units, are carried at the lower of first-in, first-out cost or market and are composed of the following:


     INVENTORY CLASS          DECEMBER 31, 1994        JUNE 30, 1995
     ---------------          -----------------        -------------
     Finished goods           $    471,318             $    554,000
     Work-in-process               351,682                  342,835
     Raw materials                 894,805                1,139,185
     Rental units, net              56,084                  115,776
                              ------------             ------------
                              $  1,773,889             $  2,151,796
                              ------------             ------------
                              ------------             ------------

     Rental units are carried at cost less accumulated depreciation of $146,211 at June 30, 1995 and $136,136 at December 31, 1994 computed using the straight-
line method.   These units are classified as inventory because they are
available for sale at the conclusion of their lease terms, typically one year. Future minimum rental revenue on noncancellable leases as of June 30, 1995 is $42,200, due during 1995.

5.   PROPERTY AND EQUIPMENT.

     Property and equipment is composed of the following:


     PROPERTY OR EQUIPMENT         DECEMBER 31, 1994             JUNE 30, 1995
     ---------------------         -----------------             -------------
     Leasehold improvements             $   257,534                 $  276,108
     Furniture and fixtures                  80,532                     85,730
     Machinery and equipment              1,736,869                  1,969,227
     Tools, dies, and molds                 135,859                    188,026
                                        -----------                 ----------
                                          2,210,794                  2,519,091
     Less accumulated depreciation       (1,763,544)                (1,927,693)
                                        -----------                 ----------
                                        $   447,250                 $  591,398
                                        -----------                 ----------
                                        -----------                 ----------

     At June 30, 1995 and December 31, 1994 totals include $1,366,265 and $1,270,363 in fully depreciated assets which remain in service.


6.   ACCRUED EXPENSES.

     Accrued expenses are composed of the following:


          ACCRUED EXPENSES:        DECEMBER 31, 1994        JUNE 30, 1995
          ----------------         -----------------        -------------
          Bonus                           $  206,451           $  133,405
          Commissions                         55,133               32,223
          Payroll                             56,074               58,714
          Vacation                           109,999              121,549
          Professional fees                   88,261              145,649
          Taxes                               19,159              108,516
          Warranty expense                   344,822              306,053
                                          ----------           ----------
                                          $  879,899           $  906,109
                                          ----------           ----------
                                          ----------           ----------

7.   INCOME TAXES.

     The income tax provision for the six months ended June 30, 1995 and 1994 consists of estimated federal alternative minimum and state taxes, and reflects the utilization of net operating loss carryforwards for both federal and state purposes.

     At June 30, 1995, IRIS had federal net operating loss carryforwards of $14.6 million which expire in fiscal years ending in 1997 through 2009.

     As of June 30, 1995 , IRIS had investment tax and R & D credit carryforwards of approximately $72,000 expiring in fiscal years ending in 1997 through 2003

8.   LDA AND WARRANTS.

     In October 1992, LDA Systems, Inc. (LDA) completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA common stock and ten IRIS warrants, each five (5) warrants entitling the holder to purchase one share of IRIS common stock for $3.75. These warrants expired on July 31, 1995. LDA received net proceeds of $774,000 from the unit offering. These funds were used to engage IRIS to conduct research and development, clinical evaluations and pre-market testing of The White IRIS-TM- leukocyte differential analyzer, a proposed new product. IRIS contributed approximately $500,000 to the development costs of The White IRIS-TM- over a three-year period ending on June 12, 1995.

     On June 12, 1995 IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. (See Note 13 below.)

9.   CAPITAL STOCK.

Stock Issuances:

     During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow IRIS employees who qualified as sophisticated investors to buy shares of IRIS Common Stock at 50% of the market price, provided that they agreed to hold the shares purchased for a minimum of 2 years, during which time payments for the 50% portion may be made at the option of the employee either by payroll deduction or by lump sum payment, but in no event may it exceed more than 15% of the employee's salary during the year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares may not be transferred, except following the death of the employee or a change in control of the Company. During the period of the limitation on transfer, IRIS has the option to repurchase the shares at the employee's price per share if the employee's employment with IRIS is terminated either voluntarily or as result of termination for cause. During the six month periods ended June 30, 1995 and 1994, IRIS issued 17,937 and 44,004 shares of common stock, respectively, under the plan for an aggregate cash purchase price of $36,963 and $71,042, respectively.

     In addition, during the six month period ended June 30, 1995, IRIS issued 21,200 shares of stock on exercise of stock options granted to employees, former employees and consultants and 110,459 shares on exercise of IRIS warrants granted in connection with the 1992 LDA offering.

Stock Options:

     For the six months ended June 30, 1995, options to purchase 75,700 shares of common stock were granted under the 1994 Stock Option Plan. There were 21,200 options exercised and 10,400 were canceled. At June 30, 1995, options to purchase 480,001 shares of common stock were issued and outstanding under IRIS stock option plans. The outstanding options expire by the end of 2005. The exercise price for these options ranges from $1.10 to $5.90 per share and in aggregate $1,764,911. At June 30, 1995 there were an additional 465,467 shares available for the granting of future options.

Warrants:

     At June 30, 1995, there were a number of warrants outstanding and exercisable to purchase 236,337 shares of common stock exercisable at $10.00 per share until December 1995. These warrants, initially due to expire in December 1994, were extended. Also, there were warrants outstanding and exercisable to purchase 338,332 shares of common stock at $3.75 per share until July 31, 1995 issued in connection with the two LDA unit offerings. In addition, there were warrants outstanding and exercisable to purchase 250,000 shares of common stock at $7.375 per share until February 6, 1998 and 75,000 shares at $8.125 per share until March 30, 1998.

Preferred Stock:

     IRIS is authorized to issue 3,000,000 shares of preferred stock in one or more series with such terms as may be designated by the Board of Directors. There is no preferred stock outstanding.

10.  COMMITMENTS.

Leases:

     IRIS leases its primary business location at a monthly rent of $13,402, subject to increases based on the Consumer Price Index. IRIS has the option to renew the lease for two additional three-year periods commencing on July 3, 1997.

     At June 30, 1995, the minimum lease payments due over the remaining life of this lease and an automobile lease were:


                                   YEAR ENDING
                                   DECEMBER 31,          AMOUNT
                                   ------------        --------
                                                          1
                                    1995               $ 80,729
                                    1996                160,824
                                    1997                 93,814
                                                       --------
                                                       $335,367
                                                       --------
                                                       --------


     Rental expense under all operating leases during the six months ended June 30, 1995 and 1994 was $90,832 and $72,294, respectively.

Other:

     Effective September 1, 1988, IRIS entered into a consulting and licensing agreement with Cytocolor, Inc. relating to the use of a patented leukocyte stain in The White IRIS-TM-, a product currently under development by IRIS. Under the terms of the agreement, IRIS is subject to the following future minimum royalty payments:

                              YEAR                ROYALTY
                              1996                 20,000
                              1997                 20,000
                              1998                 20,000
                              1999                 20,000
                              2000                 20,000
                              After 2000         $260,000
                                                 --------
                                                 $360,000
                                                 --------
                                                 --------


11.  EARNINGS PER SHARE.

     The computations of loss per share for the three and six months ended June 30, 1995 are based on the weighted average number of shares outstanding. Common share equivalents were excluded in the calculations as their inclusion would be anti-dilutive.

     The computations of per share amounts for the three and six months ended June 30, 1994 are based on the weighted average number of common shares and common share equivalents outstanding for the period. Fully diluted and primary earnings per share were $.07 for the three months ended June 30,1994 and $.09 for the six months ended June 30, 1994.

12.  RESEARCH AND DEVELOPMENT FUNDING.

     Upon the completion of LDA's initial public offering in October 1992, IRIS entered into a Research and Development Agreement with LDA for the joint development of The White IRIS-TM- leukocyte differential analyzer. (See Note 8 above.) In February 1995, IRIS entered into a Research, Development and Distribution Agreement with Boehringer Mannheim GmbH (BMG) for the joint development and distribution of an automated urinalysis system for reference laboratories. (See Note 13 below.)

     For the six month periods ended June 30, 1995 and 1994 contract revenues and costs connected with these projects were as follows:

                                             SIX MONTHS ENDED JUNE 30,
                                             -------------------------
                                                    1994          1995
                                                    ----          ----
                    Revenues                 $   358,882    $  638,150
                    Costs                       (448,882)     (760,713)
                                             ------------   -----------
                    Net Costs                $   (90,000)   $ (122,563)
                                             ------------   -----------
                                             ------------   -----------


     Pursuant to earlier payments and certain agreements with TOA Medical Electronics Co., Ltd. (TOA), TOA has developed a urine sediment analyzer under license from IRIS using pre-1989 IRIS technology in exchange for 3% royalty on sales. In June 1995, IRIS granted TOA a temporary non-exclusive license to use such technology for the limited purpose of developing, manufacturing and marketing industrial instruments in Japan. In exchange, TOA agreed to temporarily increase the amount of the royalty from 3% to 5% and the scope of the royalty to include revenues on consumables and service contracts. These changes were made retroactive to October 1994 and expire with TOA's temporary license in September 1996, at which time the scope and amount of royalty will revert to their original terms. Including the retroactive effect of these changes, IRIS received royalties from TOA of approximately $35,000 and $11,000 for the three months ended June 30, 1995 and 1994, respectively, and approximately $67,000 and $72,000 for the six months ended June 30, 1995 and 1994, respectively.

13.  SIGNIFICANT EVENTS.

Acquisition of LDA Systems, Inc.:

     In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. Prior to the acquisition, IRIS and LDA had been engaged in a joint program to complete commercial development of The White IRIS-TM- leukocyte differential analyzer - an instrument developed from technology originally pioneered by IRIS. IRIS acquired LDA pursuant to the exercise of its call option under the LDA Restated Certificate of Incorporation to purchase all of the outstanding shares of LDA Common Stock. For this purpose, the IRIS Common Stock was valued at $7.7625 per share -- the average closing price of a share of IRIS Common Stock on the American Stock Exchange for the 20 trading days preceding the call date. Accordingly, IRIS tendered
2.5765 shares of IRIS Common Stock for each share of LDA Common Stock. As a result of the acquisition, IRIS incurred a non-recurring, non-cash charge of $3.5 million against earnings in the second quarter for the acquisition of in-process research and development (i.e., work-in-process not yet cleared for interstate commerce by the Food and Drug Administration (FDA)), the recognition of deferred warrants costs and other expenses.

Reference Lab Agreement:

     During the first quarter of 1995, IRIS and BMG announced a joint project to develop a high capacity, automated urinalysis system primarily for reference laboratories based on the proprietary technologies of both companies. The program is jointly funded by both companies. In addition to designing specific components of the new system, BMG has agreed to pay IRIS a fixed amount, $640,000, for its research and development on the project. In connection with this project, IRIS issued Corange (an affiliate of BMG) warrants to purchase 250,000 shares of IRIS Common Stock at an exercise price of $7.375 per share and granted Corange certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants.

Product Line Acquisition:

     During the first quarter of 1995, IRIS acquired the digital refractometer product line of Biovation, Inc. for $850,000 in cash and warrants to purchase 75,000 shares of IRIS Common Stock at an exercise price of $8.125 per share. IRIS granted Biovation certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants. The product line consists of a patented device known as a digital refractometer and the related consumables used in the operation and maintenance of the refractometer. The value of the IRIS warrants issued in connection with this acquisition is included on the Balance Sheet as a component of "Other Assets" and will be amortized on a straight-line basis over the estimated life of the product, which IRIS estimates is ten years.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $7.1 million at June 30, 1995 as compared to $7.3 million at December 31, 1994. The decrease of $.2 million in working capital is due largely to the funds used in the product line acquisition of Biovation, Inc. mitigated by cash generated by operations and the sale of stock. Accounts receivable increased $273,000 during the first half of 1995 due to an overall increase of sales during the second quarter. During the first half of 1995, IRIS recorded a net loss of approximately $2.7 million after recognizing a non-recurring charge for the acquisition of LDA Systems, Inc. in the amount of $3.5 million. Also IRIS received approximately $515,000 in cash from (i) the sale of IRIS Common Stock under the Key Employee Purchase Plan, (ii) the exercise of options granted under its Stock Option Plan and (iii) the exercise of warrants issued as part of LDA's 1992 unit offering.

     During the three and six month periods ended June 30, 1995, IRIS spent $122,000 and $288,000, respectively, for capital expenditures primarily for machinery and equipment, compared with $52,000 and $71,000 for the comparable
periods of 1994.   Currently, IRIS has no material commitments for capital
expenditures. Future commitments for capital expenditures may prove necessary to continue IRIS efforts in research and development and to manufacture and market its existing products. IRIS also intends to use some of its working capital for the manufacture and installation of rental systems.

     IRIS has made numerous improvements in The Yellow IRIS-Registered Trademark- over the years, including the IRISensor-TM- camera, IRISpeed Plus-TM-high-performance software, IRIScope-TM- body fluids cell counting capabilities, and the multi-band image processor. Many potential additional improvements are now available from IRIS work on The White IRIS-TM- and other projects and expected to be available from work on the reference laboratory system. IRIS believes quick incorporation of these improvements into The Yellow IRIS-Registered Trademark- will require a substantial amount of research and development time and financial resources. While IRIS believes that it has the technical ability and financial resources for such an undertaking, IRIS is exploring alternate source of funding, such as the joint development program for commercialization of The White IRIS-TM- with LDA, before a major engagement in such a project. IRIS has already commenced some work on this project.

     During the first quarter of 1994, IRIS and Savyon Diagnostics Ltd., an Israeli manufacturer of medical test kits, received a $100,000 grant from the Israeli-United States Binational Industrial Research and Development Foundation (the BIRD Foundation) for partial funding of a collaborative project to develop a urine-based chlamydia test for The Yellow IRIS-Registered Trademark-. Conditional grants are repaid solely from commercial revenues generated by the resulting project, with neither company incurring any liability to the BIRD Foundation if the project fails to generate a successful commercial product. IRIS incurred approximately $9,000 in excess of the BIRD grant during the six month period ended June 30, 1995.

IRIS estimates that work on this project will continue at least until the fourth quarter of 1995 and expects to incur approximately $30,000 of additional research and development expenses for this project during 1995 in excess of the BIRD grant. There can be no assurances that a commercially viable product will be developed.

     IRIS currently plans to use only modest amounts of its current working capital for further development of products other than those related to The Yellow IRIS-Registered Trademark- and The White IRIS-TM-. More vigorous development of The Purple IRIS-TM- and other products depends on securing alternative sources of funding such as the joint development program with LDA
for commercialization of The White IRIS-TM-.   IRIS continues to  pursue
additional research and development contracts with the United States Federal Government agencies and from other sources such as the BIRD Foundation.
However, there can be no assurance that IRIS will be successful in more of these kinds of efforts, or any others, to locate acceptable sources of funding desired for other products.

     In February 1995, IRIS and BMG entered into an agreement to develop a high-capacity, automated urinalysis system for reference laboratories based on the proprietary technologies of both companies. The program is jointly funded by BMG and IRIS. In addition to designing specific components for the new system, BMG has agreed to pay IRIS a fixed amount, $640,000, for IRIS research and development on the project. In connection with this project, IRIS issued to Corange (an affiliate of BMG) a warrant to purchase 250,000 shares of IRIS Common Stock at an exercise price of $7.375 per share and granted Corange certain registrations rights with respect to the shares of IRIS Common Stock issuable upon exercise of the warrants.

     In an effort to maximize interest income on its cash reserves, IRIS holds a significant portion of its funds in short and long-term investments with staggered maturities consisting of US Treasury securities and federally insured certificates of deposit. IRIS had a decrease in cash, cash equivalents and short term investments of approximately $1.2 million for the six months ended June 30, 1995, as compared to a decrease of $1.3 million for the comparable period in 1994. Approximately $850,000 of the decrease for 1995 is attributable to the acquisition of a product line from Biovation, Inc. and the most significant component of the decrease in 1994 was the additional investment of approximately $1.7 million in short- and long-term debt securities. IRIS believes that its current cash on hand plus short-term investments will be sufficient to meet its needs for the next year.

RESULTS OF OPERATIONS

     In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. IRIS acquired LDA pursuant to the exercise of its option under the LDA Restated Certificate of Incorporation to purchase all of the outstanding shares of LDA Common Stock. The option exercise price was $20.00 per share of LDA Common Stock, and IRIS elected to pay the exercise price with IRIS Common Stock. For this purpose, the IRIS Common Stock was valued at $7.7625 per share -- the average closing price of a share of IRIS Common Stock on the American Stock Exchange for the 20 trading days preceding the date of exercise. Accordingly, IRIS tendered 2.5765 shares of IRIS Common Stock for each share of LDA Common Stock. As a result of the acquisition, IRIS incurred a non-recurring, noncash charge of $3.5 million against earnings in the second quarter for the acquisition of in-process research and development (i.e., work-in-process not yet cleared by The Food and Drug Administration (FDA)) and the recognition of deferred warrants costs and other expenses.

     Prior to the acquisition, IRIS and LDA had been engaged in a $2.8 million joint development program to complete commercial development of The White IRIS-TM- leukocyte differential analyzer -- an instrument developed from technology originally pioneered by IRIS. From October 1992 until the acquisition, IRIS funded approximately $15,000 per month (or an aggregate of $500,000) of the research and development on this project, and LDA funded all additional costs. The first phase of clinical trials yielded the initial data necessary to submit an application to the FDA late in the second quarter.

   During the fourth quarter of 1994, IRIS began marketing an improved version of The Yellow IRIS-Registered Trademark- featuring a new CHEMSTRIP-Registered Trademark- urine test reader and CHEMSTRIP/IRIStrip-TM- urine test strips, both designed and manufactured by Boehringer Mannheim Corporation (BMC) especially for The Yellow IRIS-Registered Trademark-. The combination of the CHEMSTRIP-Registered Trademark- reader with the CHEMSTRIP/IRIStrip-TM- test strips is expected to provide the fastest, most accurate urine test strip on the market. BMC has granted IRIS the exclusive distributorship of the CHEMSTRIP/IRIStrip-TM- test strips. The test strips used by the less advanced version of The Yellow IRIS-Registered Trademark- are currently supplied to IRIS customers by various laboratory products distributors. IRIS is offering its existing customers an opportunity to upgrade their existing workstations with the new CHEMSTRIP-Registered Trademark- reader for use with the CHEMSTRIP/IRISstrip-TM-. Approximately one third of the existing customers have already upgraded their workstations. Although IRIS hopes that the addition of CHEMSTRIP/IRIStrip-TM-to its product line will create a significant new source of revenues, IRIS cannot predict the extent to which new or existing IRIS customers will switch to the new CHEMSTRIP/IRIStrip-TM- test strips.

     On March 20, 1995, IRIS acquired the digital refractometer product line of Biovation, Inc. for $850,000 in cash and warrants to purchase 75,000 shares of IRIS Common Stock at an exercise price of $8.125 per share. IRIS granted Biovation certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants. The product line consists of manufacturing and marketing a patented device known as a digital refractometer and the related consumables used in its operation and maintenance. Revenues from this product line averaged approximately $495,000 over Biovation's last three fiscal years. IRIS presently intends to continue marketing the refractometer and related consumables under the Biovation tradename through existing distribution channels.

     In 1991 IRIS introduced a lower priced version of The Yellow IRIS-Registered Trademark-. The lower-priced version accounted for approximately half of all new systems sold during the first half of 1995. The lower priced version is likely to remain a significant percentage of total system sales because of its appeal to more numerous community hospitals. While the gross margin on the lower-priced version is less, IRIS believes that it contributes incrementally to the aggregate gross margin earned as it appeals to a market segment that ordinarily would not buy the more expensive model. Because its incremental margin exceeds the incremental operational expenses connected with its sale, its contributes positively to the profitability of IRIS.

     IRIS, like many companies in the clinical laboratory instrumentation business, is feeling the impact of current economics imposed by managed care which have intensified the review and curtailed the expenditure of capital by hospitals. One result has been slower than expected replacement sales as IRIS customers postpone capital expenditures and continue using The Yellow IRIS-Registered Trademark- beyond its five-year anticipated life. On the other hand, IRIS believes the impact of intensified capital expenditure reviews may be mitigated by the current pressure to reduce operational costs, especially labor.

     In 1993, President Clinton announced his intention to reform the existing health care system of the United States. While hospitals appear to have postponed important decisions regarding capital expenditures during the first quarter of 1994 when congressional deliberations were at their peak, such expenditures appear to have resumed now that the healthcare reform debate has subsided. At the present time, IRIS believes that the effectiveness of The Yellow IRIS-TM--Registered Trademark- should be even more beneficial to hospitals if their revenues are further controlled.

THREE AND SIX MONTHS 1995 COMPARED TO THREE AND SIX MONTHS 1994

     IRIS recorded a net loss for the three and six month periods ended June 30, 1995 of $3.0 million and $2.7 million, respectively, as the result of recognizing a $3.5 million non-recurring charge in connection with the acquisition of LDA Systems, Inc. Excluding the effect of the acquisition, IRIS had net income for these three and six month periods of approximately $.5 million and $.8 million, respectively, an increase of $156,000 (or 44%) and $370,000 (or 82%) from the comparable periods in 1994. This increase is due primarily to the resumption of increasing sales of workstations and related supplies following an industry-wide slowdown in the first quarter of 1994.

     These results include interest income from investments of $56,000 and $138,000, respectively, for the three and six month periods ended June 30, 1995, compared to $34,000 and $65,000 for the comparable periods in 1994. The respective $22,000 and $73,000 increases in interest income are due largely to the increased amounts of invested cash, generally higher interest rates and cash transfers from interest-bearing bank accounts to short-term investments. See "Liquidity and Capital Resources."

     The above results also include other income consisting of royalties from TOA of $35,000 and $67,000, respectively, for the three and six month periods ended June 30, 1995 compared to $11,000 and $72,000, respectively, for the comparable periods in 1994. The 1995 royalty amounts reflect an agreement with TOA to temporarily increase the amount of the royalty from 3% to 5% and the scope of the royalty to apply to revenues on consumables and service contracts, as well as instruments. These changes were made retroactive to October 1994 and expire in September 1996, at which time the scope and amount of the royalty will revert to their original terms.

     Net sales, excluding revenues from research and development contracts, increased to $3.0 million for the second quarter of 1995 from $2.4 million during the comparable period in 1994. The $.6 million increase was attributable primarily to an increase in sales of workstations and consumables. Cost of goods sold increased from approximately $1.3 million in the second quarter of 1994 to approximately $1.4 million in the second quarter of 1995 and decreased as a percentage of sales from 52% to 46% as a result of improved utilization of service parts and increased sales of consumables. Net sales of $5.5 million for the six month period ended June 30, 1995 increased approximately $1.3 million or 31% from the comparable period in 1994. Cost of goods sold increased to $2.6 million from $2.2 million and decreased as a percentage of sales from 52% to 47% during the comparable period in 1994, as a result of improved utilization of service parts and increased sales of consumables.

     Total research and development expenses, including costs incurred on development contracts increased to $506,000 and $927,000 in the three and six month periods ended June 30, 1995 from $313,000 and $608,000 in the comparable periods of 1994 as IRIS continued its work under the Research and Development Agreement with LDA and commenced work on the reference laboratory system under an Agreement with BMG. Research and development expenses related to The White IRIS-TM- decreased to $188,000 and $363,000 in the three and six month periods ended June 30, 1995 from $259,000 and $449,000 in the comparable periods of 1994 and were offset by related revenues of $126,000 and $247,000 in 1995 and $214,000 and $359,000 in 1994 from LDA (See Note 12 above.) Following completion of the acquisition of LDA, research and development expenses related to The White IRIS-TM- are expected to decrease, but IRIS will no longer benefit from offsetting revenues from LDA under the Research and Development Agreement. See "Liquidity and Capital Resources." Research and development expenses related to the reference laboratory system were $253,000 and $398,000, respectively, for the three and six month periods ended June 30, 1995 and were offset by exactly revenues received from BMG. Research and development expenses unrelated to The White IRIS-TM- and the reference laboratory system increased to $65,000 and $166,000, respectively, during the three and six month periods ended June 30, 1995 from $54,000 and $159,000 during the comparable periods in 1994 as research and development activity, in general, was intensified.

     Marketing and selling expenses in the three and six month periods ended June 30, 1995 increased by $157,000 and $330,000, respectively, to $608,000 and $1,1176,000, respectively, as compared to the same periods of 1994. These increases are due largely to a greater emphasis on direct marketing. General and administrative expenses of $441,000 and $780,000 in the three and six month periods ended June 30, 1995, respectively, increased by $124,000 and $209,000 from the same periods in 1994. The increase in these expenses is due to a variety of factors including increases related to higher sales, and the installation of a new computer network.

INFLATION

   IRIS does not foresee any material impact on its operations from inflation.

PART 2 -  OTHER INFORMATION

          ITEM 5 - Submissions of Matters to a Vote of Security-Holders.

     IRIS held its Annual Meeting of Stockholders on June 22, 1995. At the meeting, IRIS stockholders voted on the following matters:

     1. ELECTION OF THE CLASS 2 DIRECTOR. The IRIS stockholders re-elected John A. O'Malley as the Class 2 Director. The voting results were 4,374,018 votes for and 16,292 votes withheld.

     2. RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS. The IRIS stockholders ratified reappointment of the accounting firm of Coopers and Lybrand, by the Board of Directors, as independent auditors of IRIS for 1995.

ITEM 6 - Exhibits And Reports on Form 8K

          (a)  Exhibits

      3.1      Articles of Incorporation.1./
      3.2      Bylaws.2/
     10.1      Lease of the Registrant's facilities.3/
     10.2      1980 and 1982 Stock Option Plans, and forms of Stock Option
               Agreements for each Plan.4/
     10.3      1983 and 1986 Stock Option Plans, and forms of Stock Option
               Agreements for each Plan.5/
     10.4      Amended and Restated Stock Option Plan.6/
     10.5      1994 Stock Option Plan and forms of Stock Option Agreements.7/
     10.6      Various agreements with TOA.8/
     10.6A     Temporary License Agreement dated as of June 8,1995 between IRIS and TOA.
     10.7      Agreement for a Strategic Alliance in Urinalysis dated January
               17, 1994 between IRIS and BMC.10/
     10.8      Securities Purchase Agreement dated as of April 20, 1994 by and among IRIS, LDA and Corange International Limited.9/
     10.9      Warrant Certificate  dated April 22, 1994 issued to Corange
               International Limited.10/
     10.10     Research and Development and Distribution Agreement dated
               February 6, 1995 by and among IRIS, LDA and Corange International
               Limited. 10/
     10.11     Warrant Certificate dated February 6, 1995 issued to Corange
               International Limited. 10/
     10.12     Asset Purchase Agreement dated as of March 20, 1995 between IRIS and Biovation, Inc. 10/
     10.13     Warrant Certificate dated March 20, 1995 issued to Biovation,
               Inc. 10/
     11        Statement of Computation of Per Share Earnings.

               (b)  Reports on Form 8-K

                    IRIS filed Current Reports on Form 8-K on April 18, 1995 announcing its decision to acquire LDA Systems, Inc. and on June 27, 1995 announcing the completion of the acquisition of LDA Systems, Inc.

----------------------------------
1 Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
2/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
3/ Incorporated by reference to the Company's Annual Report on Form Company's Annual Report on Form 10-K for the year ended December 31, 1994, its Annual Report on Form 10-K for the year ended December 31, 1989 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
4/ Incorporated by reference to the Company's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985.
5/ Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982.
6/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
7/ Incorporated by reference to the Company's Registration Statement of Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994.
8/ Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988.
9/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
10/ Incorporated by reference to the Company's Annual Report on From 10-K for the year ended December 31, 1994.


                 STATEMENT OF COMPUTATION OF PER SHARE EARNINGS


                                                                                               Six months ended June 30
                                                                                                   1994            1995
                                                                                               ----------  ------------
   Actual Weighted Average Shares Outstanding for the Period                                    4,986,755    5,145,673
   Dilutive Effects of Stock Options and Warrants Using Average
     Market Price                                                                                 241,185            0
                                                                                               ----------  -----------
   Total Shares Based on Shares Outstanding and the
     Assumption that All Share Equivalents Are Exercised at
     Average Stock Market Price.                                                                5,227,940    5,145,673
   Additional Dilutive Effect of Stock Options and Warrants Being
     Exercised Using Ending Market Price                                                                0            0
                                                                                               ----------  -----------
   Total Shares Based on Shares Outstanding and the
     Assumption That All Stock Options and Warrants are
     Exercised at Ending Market Price                                                         5,227,940    5,145,673
                                                                                               ----------  -----------
                                                                                               ----------  -----------
   Net Income Applicable to Fully Diluted Earnings Per Share                                     $450,947 ($2,660,024)
                                                                                                 -------- ------------
                                                                                                 -------- ------------

   Fully Diluted Net Income (loss) Per Share                                                       $  .09    ($   .52)
                                                                                                   ------    ---------
                                                                                                   ------    ---------



                                                                                               Three months ended June 30
                                                                                                     1994            1995
                                                                                               ----------    ------------
   Actual Weighted Average Shares Outstanding for the Period                                    5,016,476       5,189,512
   Dilutive Effects of Stock Options and Warrants Using Average
     Market Price                                                                                 238,939               0
                                                                                               ----------     -----------
   Total Shares Based on Shares Outstanding and the
     Assumption that All Share Equivalents Are Exercised at
     Average Stock Market Price.                                                                5,255,415       5,189,512
   Additional Dilutive Effect of Stock Options and Warrants Being
     Exercised Using Ending Market Price                                                                0               0
                                                                                              -----------     -----------
   Total Shares Based on Shares Outstanding and the
     Assumption That All Stock Options and Warrants are
     Exercised at Ending Market Price                                                           5,255,415       5,189,512
                                                                                               ----------     -----------
                                                                                               ----------     -----------
   Net Income Applicable to Fully Diluted Earnings Per Share                                     $356,128    ($2,969,089)
                                                                                                 --------    ------------
                                                                                                 --------    ------------

   Fully Diluted Net Income (loss) Per Share                                                       $  .07         ($ .57)
                                                                                                   ------         -------
                                                                                                   ------         -------




                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.





Dated:  August 11, 1995            By: /s/  E. Eduardo Benmaor
                                      -----------------------------------------
                                        E. Eduardo Benmaor
                                        Secretary, Controller, and
                                        Principal Accounting Officer