Form 10-Q
period 1995-09-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1995-11-13
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ______________________

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended                                            Commission File
September 30, 1995                                                    No. 0-9767


                             ______________________


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



Delaware                                                              94-2579751
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               identification No.)



             9162 Eton Ave, Chatsworth, California             91311
             (Address of principal executive offices)     (Zip Code)

             Telephone Number:  818-709-1244



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                                   Yes    X                 No
                                      -----------             -----------


The number of shares of Common Stock of the registrant outstanding as of October 27, 1995 was 5,936,579

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.




                               INDEX TO FORM 10-Q

         Three months and nine months ended September 30, 1995 and 1994




                                                                       PAGE
PART I -  FINANCIAL INFORMATION

          ITEM 1 - Financial Statements

         Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . .2


         Statements of Operations. . . . . . . . . . . . . . . . . . .3 & 4


         Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . .5


         Notes to Financial Statements.. . . . . . . . . . . . . . . . . .6


       ITEM 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . 12


PART II -       OTHER INFORMATION

         ITEM 1 -  Legal proceedings . . . . . . . . . . . . . . . . . . 16


         ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . 16


         (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 16


         (b)  Report on Form 8-K . . . . . . . . . . . . . . . . . . . . 17


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

PART I    FINANCIAL INFORMATION
          ITEM 1 - FINANCIAL STATEMENTS
                     INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                 BALANCE SHEETS


                                                                                December 31        September 30
A S S E T S                                                                            1994                1995
                                                                                -----------        ------------
                                                                                                     (unaudited)
Current assets:
   Cash and cash equivalents                                                    $ 2,406,284         $ 1,666,297
   Short-term investments                                                         2,256,062           4,697,770
   Accounts receivable-trade, net of allowance for doubtful
      accounts of $35,443 in 1994 and 1995                                        2,057,503           2,108,558
   Accounts receivable-service contracts                                            313,144             531,243
   Accounts receivable other                                                        575,657             192,056
   Inventories                                                                    1,773,889           2,645,867
   Prepaid expenses and other current assets                                        179,306             160,703
                                                                                 ----------          ----------
            Total current assets                                                  9,561,845          12,002,494

   Property and equipment, at cost, net of accumulated
      depreciation                                                                  447,250             677,026
   Software development costs, net of accumulated
      amortization of $625,816 in 1994 and $656,669 in 1995                          40,623             185,803
   Long term investments                                                          1,200,000             100,000
   Deferred tax asset                                                                    --             594,000
   Other assets                                                                     878,666           2,644,415
                                                                                 ----------          ----------
            Total assets                                                       $ 12,128,384        $ 16,203,738
                                                                                 ----------          ----------
                                                                                 ----------          ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   746,142         $   757,563
   Accrued expenses                                                                 879,899             821,835
   Service contracts-deferred income                                                683,402             771,115
                                                                                 ----------          ----------
      Total current liabilities                                                   2,309,443           2,350,513
   Service contracts-deferred income                                                119,913             278,918
                                                                                 ----------          ----------
            Total liabilities                                                     2,429,356           2,629,431
                                                                                 ----------          ----------
Shareholders' equity:
   Common stock, $.01 par value
      Authorized:   15,600,000 shares
      Outstanding:  4,990,067 in 1994
                    6,008,865 in 1995                                                49,901              60,089
   Additional paid-in capital                                                    26,619,692          32,609,313
   Treasury stock (96,473 shares)                                                  (453,386)           (453,386)
   Unearned compensation                                                            (93,130)            (74,657)
   Deficit                                                                      (16,424,049)        (18,567,052)
            Total shareholders' equity                                            9,699,028          13,574,307
                                                                                 ----------          ----------
            Total liabilities and shareholders' equity                        $  12,128,384       $  16,203,738
                                                                                 ----------          ----------
                                                                                 ----------          ----------

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three months ended September 30
                                                                        -------------------------------
                                                                                 1994              1995
                                                                                 ----              ----
Sales of workstations and related supplies                               $  2,070,577      $  2,332,665
Service contracts                                                             558,073           620,086
Research and development contracts                                            192,384           156,569
                                                                           ----------         ---------
   Net sales                                                                2,821,034         3,109,320
                                                                           ----------         ---------
Cost of goods from workstations and supplies                                  818,379         1,004,921
Cost of goods from service contracts                                          498,004           352,177
Cost of research and development contracts                                    237,384           122,997
                                                                           ----------         ---------
   Cost of goods sold                                                       1,553,767         1,480,095
                                                                           ----------         ---------
Gross profit                                                                1,267,267         1,629,225

Marketing and selling                                                         465,472           580,371
General and administrative                                                    355,079           407,864
Research and development                                                       62,786           207,623
                                                                           ----------         ---------
   Total                                                                      883,337         1,195,858

Operating income                                                              383,930           433,367

Other income:
   Interest income                                                             48,521            68,755
   Other income                                                                20,081            16,899
                                                                           ----------         ---------
Income before provision for income taxes                                      452,532           519,021
Provision for income taxes                                                     11,000             2,000
                                                                           ----------         ---------
   Net income                                                             $   441,532       $   517,021
                                                                           ----------         ---------
                                                                           ----------         ---------
Earnings per share of common stock -                                            $ .08             $ .08
                                                                           ----------         ---------
                                                                           ----------         ---------
Weighted average number of common shares and
common share equivalents outstanding for the period                         5,346,984         6,248,100
                                                                           ----------         ---------
                                                                           ----------         ---------

The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                          Nine months ended September 30
                                                                          ------------------------------
                                                                                  1994              1995
                                                                                  ----              ----
Sales from workstations and related supplies                              $  5,232,321       $ 6,655,826
Service contracts1,551,0371,744,103
Research and development contracts                                             551,266           794,719
                                                                             ---------        ----------
   Net sales                                                                 7,334,624         9,194,648
                                                                             ---------        ----------
Cost of goods from workstations and supplies                                 2,178,769         2,746,118
Cost of goods from service contracts                                         1,310,155         1,169,314
Cost of research and development contracts                                     686,266           883,710
                                                                             ---------        ----------
Cost of goods sold                                                           4,175,190         4,799,142
                                                                             ---------        ----------
Gross profit                                                                 3,159,434         4,395,506

Marketing and selling                                                        1,312,358         1,756,865
General and administrative                                                     925,644         1,188,055
Research and development                                                       222,255           373,600
Acquisition of in-process research and development                                  --         3,480,987
                                                                             ---------        ----------
   Total                                                                     2,460,257         6,799,507

Operating income (loss)                                                        699,177        (2,404,001)

Other income:
   Interest income                                                             113,647           207,150
   Other income                                                                100,655            83,848

Income (loss) before provision for income taxes                                913,479        (2,113,003)
Provision for income taxes                                                      21,000            30,000
                                                                             ---------        ----------
   Net income (loss)                                                        $  892,479       $(2,143,003)
                                                                             ---------        ----------
                                                                             ---------        ----------
Earnings (loss) per share of common stock -                                      $ .17            $ (.40)
                                                                             ---------        ----------
                                                                             ---------        ----------
Weighted average number of common shares and common
 share equivalents outstanding for the period                                5,314,773         5,405,526
                                                                             ---------        ----------
                                                                             ---------        ----------

The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                Nine months ended September 30
                                                                                ------------------------------
                                                                                    1994                  1995
                                                                                    ----                  ----
Cash flows from operations:
   Net income (loss)                                                          $  892,479           $(2,143,003)
   Adjustments to reconcile net income (loss) to
      net cash (used) provided by operations:
      Depreciation and amortization                                              303,036               364,605
      Common stock compensation                                                   71,852                64,276
      Write off of acquired in-process research and development                       --             3,480,987
   Changes in assets and liabilities:
      Accounts receivable trade                                                 (129,817)              (51,055)
      Accounts receivable other                                                   13,731              (196,953)
      Service contracts, net                                                     134,751                28,619
      Inventories                                                                349,175              (871,978)
      Prepaid expenses and other current assets                                 (143,748)               18,603
      Other assets                                                               (54,760)             (925,440)
      Accounts payable                                                           (10,759)               11,421
      Accrued expenses                                                          (184,272)              (63,574)
                                                                             -----------           -----------
Net cash provided (used) by operations                                         1,241,668              (283,492)
                                                                             -----------           -----------
Cash flows used in investing activities:
   Acquisition of property and equipment,                                       (104,006)             (433,273)
   Software development costs                                                    (16,272)             (176,033)
   Increase in investments                                                    (1,571,832)           (1,473,006)
                                                                             -----------           -----------
   Net cash used in investing activities                                      (1,692,110)           (2,082,312)
                                                                             -----------           -----------
   Cash flow from financing activities:
      Issuance of common stock for cash                                          302,750             1,625,817
      Principal payments received on
       shareholders' notes receivable                                              6,667                    --
      Acquisition of treasury stock                                              (55,393)                   --
                                                                             -----------           -----------
Net cash provided by financing activities                                        254,024             1,625,817
                                                                             -----------           -----------
Net decrease in cash and cash equivalents                                       (196,418)             (739,987)
Cash and cash equivalents at beginning of period                               2,937,379             2,406,284
                                                                             -----------           -----------
Cash and cash equivalents at end of period                                   $ 2,740,961           $ 1,666,297
                                                                             -----------           -----------
Supplemental schedule of non-cash financing activities:
Issuance of stock upon exercise of  options                                     $251,000
Issuance of warrants for LDA's secondary offering                               $385,285
Issuance of shares under Key Employee Stock Plan                                 $95,642               $14,490
Issuance of warrants for asset purchase                                                               $213,750
Issuance of stock for exercise of call option to acquire LDA                                        $2,977,344
Issuance of warrants in connection with PSI offering                                                  $790,000
Issuance of warrants in connection with a development
   agreement                                                                                          $315,000

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

     In the opinion of IRIS, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of IRIS as of September 30, 1995 and the results of operations and cash flows for the three and nine months ended September 30, 1995 and 1994. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the latest IRIS annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

Cash, Cash Equivalents and Short-term Investments:

     Short-term investments principally include certificates of deposit and debt instruments of the United States Government with initial maturities greater than three months and less than one year. Long term investments represent certificates of deposit and debt instruments with maturities greater than one year. IRIS considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. IRIS places its cash and investments with high credit-quality institutions and the United States government. At times, these deposits may be in excess of the federally insured limit.

Accounts Receivable:

     IRIS sells predominantly to entities in the Healthcare Industry, primarily domestic hospitals. IRIS grants uncollateralized credit to its customers.

Property and Equipment and Depreciation:

     IRIS uses the straight-line method in computing depreciation over the estimated useful lives of the assets which are: leasehold improvements (remaining life of the lease); furniture and fixtures (3 years); machinery and equipment (3 years); automotive equipment (5 years); and tools, dies, and molds (3 years).

     Costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in current income.
Software Development Costs:
     IRIS capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 -- "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" for new products currently under development. IRIS amortizes software costs using the greater of the straight line method over the estimated product life, or a percentage of total units sold over the projected sales. Amortization of software development costs was $30,853 and $81,000 for the nine months ended September 30, 1995 and 1994, respectively.

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

Research and Development Expenditures:
     Except for certain software development costs required to be capitalized as described above (see Software Development Costs), research and development expenditures are charged to operations as incurred.

Development Contracts:
     Revenues are recognized under development contracts in amounts equivalent to development costs incurred on the related project plus, and where contractually provided for, an amount to cover general and administrative costs of the project.

Income Taxes:
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

3.   MARKETABLE DEBT SECURITIES
     On January 1, 1994, IRIS adopted SFAS No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities" and determined that all its debt securities should be classified as "held-to-maturity" based on the Company's intent and ability to hold those securities to maturity. Under this standard, debt securities classified as "held-to-maturity" are carried at amortized cost.

     At September 30, 1995, IRIS had the following debt securities included in short-term and long-term investments:


                                     Amortized             Expected Maturity and Value
          Security                        Cost       Within One Year       One to Five Years
          --------                   ---------       ---------------------------------------
          US Treasury Bills          $ 3,977,770         $ 4,055,000              --


4.   INVENTORIES.
     Inventories, with the exception of rental units, are carried at the lower of first-in, first-out cost or market and are composed of the following:


     Inventory Class               December 31, 1994          September 30, 1995
     ---------------               -----------------          ------------------
     Finished goods                    $  471,318                    $  468,391
     Work-in-process                      351,682                       404,752
     Raw materials                        894,805                     1,664,286
     Rental units, net                     56,084                       108,438
                                       ----------                    ----------
                                       $1,773,889                    $2,645,867
                                       ----------                    ----------
                                       ----------                    ----------

     Rental units are carried at cost less accumulated depreciation of $153,549 at September 30, 1995 and $136,136 at December 31, 1994 computed using the straight-line method. These units are classified as inventory because they are available for sale at the conclusion of their lease terms, typically one year. Future minimum rental revenue on noncancellable leases as of September 30, 1995 is $21,100, due during 1995.

5.   PROPERTY AND EQUIPMENT.
     Property and equipment is composed of the following :

                                 December 31, 1994         September 30, 1995
                                 -----------------         -------------------
     Leasehold improvements           $   257,534                   $   281,547
     Furniture and fixtures                80,532                       108,018
     Machinery and  equipment           1,736,869                     2,091,764
     Tools, dies, and molds               135,859                       210,707
                                      -----------                   -----------
                                        2,210,794                     2,692,036
     Less accumulated depreciation     (1,763,544)                   (2,015,010)
                                      -----------                   -----------
                                      $   447,250                   $   677,026
                                      -----------                   -----------
                                      -----------                   -----------

     At September 30, 1995 and December 31, 1994 totals include $1,466,735 and $1,270,363 in fully depreciated assets which remain in service.


6.   ACCRUED EXPENSES.
     Accrued expenses are composed of the following:


                                December 31, 1994            September 30, 1995
                                -----------------            ------------------
     Accrued bonus                     $  206,451                    $  229,805
     Accrued commission                    55,133                        31,879
     Accrued payroll                       56,074                            --
     Accrued vacation                     109,999                       124,281
     Accrued professional fees             88,261                        97,845
     Accrued taxes                         19,159                        36,953
     Accrued warranty expense             344,822                       301,072
                                       ----------                    ----------
                                       $  879,899                    $  821,835
                                       ----------                    ----------
                                       ----------                    ----------


7.   INCOME TAXES.
     The income tax provision for the three and nine months ended September 30, 1995 and 1994 consists of estimated alternative minimum taxes and reflects the utilization of net operating loss carryforwards for both federal and state purposes.

     At September 30, 1995, IRIS had federal net operating loss carryforwards of $14 million which expire in fiscal years ending in 1997 through 2009.

     As of September 30, 1995, IRIS had investment tax and R & D credit carryforwards of approximately $72,000 expiring in fiscal years ending in 1997 through 2003.

8.   LDA AND WARRANTS
     In October of 1992, LDA Systems, Inc. (LDA) completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA common stock and ten IRIS warrants, each five (5) warrants entitling the holder to purchase one share of IRIS common stock for $3.75. LDA received net proceeds of $774,000 from the unit offering. These funds were used to engage IRIS to conduct research and development, clinical evaluations, and pre-market testing of The White IRIS-TM- leukocyte differential analyzer, a proposed new product. IRIS contributed approximately $500,000 to the development costs of The White IRIS-TM- over a three-year period ending on June 12, 1995.

     On April 25, 1994, LDA completed the sale of additional units to Corange International Limited consisting of 85,714 shares of callable LDA common stock and warrants to purchase and aggregate of 248,571 shares of IRIS common stock at an exercise price of $3.75 per share. As part of the investment agreement, Corange was granted the option to participate with IRIS and LDA in the joint development, manufacture, and marketing of certain future hematology instruments. This option expired October 20, 1995.

     On June 12, 1995 IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. (See Note 13 below.) IRIS collected $1.6 million from the exercise of warrants in connection with both of LDA offerings. All the warrants that were not exercised, expired on July 31, 1995.

9.   CAPITAL STOCK.

Stock Issuances:

     During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow IRIS employees who qualified as sophisticated investors to buy shares of IRIS Common Stock at 50% of the market price, provided that they agreed to hold the shares purchased for a minimum of 2 years, during which time payments for the 50% portion may be made at the option of the employee either by payroll deduction or by lump sum payment, but in no event may it exceed more than 15% of the employee's salary plus bonus for the year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares may not be transferred, except following the death of the employee or a change in control of the Company. During the period of the limitation on transfer, IRIS has the option to repurchase the shares at the employee's purchase price per share if the employee's employment with IRIS is terminated either voluntarily or as result of termination for cause. During the nine month periods ended September 30, 1995 and 1994, IRIS issued 17,737 and 44,004 shares of common stock, respectively, under the plan for an aggregate cash purchase price of $36,963 and $71,042, respectively.

     In addition, during the nine month period ended September 30, 1995, IRIS issued 21,900 shares of stock on exercise of stock options granted to employees, former employees and consultants and 483,173 shares on exercise of IRIS warrants granted in connection with both LDA offerings.

Stock Options:

     For the nine months ended September 30, 1995, options to purchase 75,400 and 3,600 shares of common stock, respectively, were granted under the 1994 and 1986 Stock Option Plans, respectively. There were 21,900 options exercised and 9,700 were canceled. At September 30, 1995, options to purchase 483,301 shares of common stock were issued and outstanding under IRIS stock options plans. The outstanding options expire by the end of 2005. The exercise price for these options ranges from $1.10 to $5.95 per share and in aggregate $1,784,746. At September 30, 1995 there were an additional 462,167 shares available for the granting of future options.

Warrants:

     At September 30, 1995, there were a number of warrants outstanding and exercisable to purchase 236,337 shares of common stock exercisable at $10.00 per share until December 31, 1995. Also, all of the warrants issued in connection with both LDA offerings that were not exercised, expired on July 31, 1995. In addition, there were warrants outstanding and exercisable to purchase 250,000 shares of common stock at $7.375 per share until February 6, 1998, 75,000 shares at $8.125 per share until March 30, 1998, 304,000 shares at $6.50 per share until September 29, 1998 and 95,000 shares at $7.80 per share until September 28, 2000.

Preferred Stock:

     IRIS is authorized to issue 3,000,000 shares of preferred stock in one or more series with such terms as may be designated by the Board of Directors. There is no preferred stock outstanding.

10.  COMMITMENTS.

Leases:

     IRIS leases its primary business location at a monthly rent of $13,402, subject to increases based on the Consumers Price Index. IRIS has the option to renew the lease for two additional three-year periods commencing on July 3, 1997.

     At September 30, 1995, the minimum lease payments due over the remaining term of this lease and two automobile leases were:


                                      Year ending
                                      December 31,            Amount
                                      ------------            ------
                                      1995                  $ 40,365
                                      1996                   160,824
                                      1997                    93,814
                                                            --------
                                                            $295,003
                                                            --------
                                                            --------

     Rental expense under all operating leases during the nine month periods ended September 30, 1995 and 1994 were $134,595 and $111,147, respectively.

Other:

     Effective September 1, 1988, IRIS entered into a consulting and licensing agreement with Cytocolor, Inc. relating to the use of a patented leukocyte stain in The White IRIS-TM-, a product currently under development by IRIS. Under the terms of the agreement, IRIS is subject to the following future minimum royalty payments:



                                      1996                    20,000
                                      1997                    20,000
                                      1998                    20,000
                                      1999                    20,000
                                      2000                    20,000
                                      Years thereafter       260,000
                                                            --------
                                                            $360,000
                                                            --------
                                                            --------

11.  EARNINGS PER SHARE.

     The computation of earnings per share for the three months ended September 30, 1995 are based on the weighted average number of shares outstanding and common share equivalents outstanding during the period. Fully diluted and primary earnings per share were $.08. The computation of earnings per share for the nine months ended September 30, 1995 are based on the weighted average number of shares outstanding for the period. Common share equivalents were excluded in the loss per share calculation as their inclusion would be anti-dilutive.

     The computations of per share amounts for the three and nine months ended September 30, 1994 are based on the weighted average number of common shares and common share equivalents outstanding for the period. Fully diluted and primary earnings per share were $.08 and $.17 for the three and nine month periods ended September 30, 1994.

12.  RESEARCH AND DEVELOPMENT FUNDING.

     Upon completion of LDA's initial public offering in October 1992, IRIS entered into a Research and Development Agreement with LDA for the joint development of The White IRIS-TM- leukocyte differential analyzer. (See Note 8 above.) In February 1995, IRIS entered into a Research, Development and Distribution Agreement with Boehringer Mannheim GmbH (BMG) for the joint development and distribution of an automated urinalysis system for reference laboratories. (See Note 13 below.)

     In connection with the development agreement entered into with PSI, IRIS has agreed to fund over a three-year period commencing on September 29, 1995 up to $500,000 of the cost incurred to conduct the research, development, clinical evaluation and pre-market testing of several proposed new products to enhance automation in the urinalysis field. (See Note 13 - PSI Development Agreement)

     For the nine month periods ended September 30, 1995 and 1994 contract revenues and costs connected with these project, were as follows:


                                      NINE MONTHS ENDED SEPTEMBER 30
                                      ------------------------------
                                                1994            1995
                                                ----            ----
                  Revenues                 $ 551,266       $ 794,719
                  Costs                     (686,266)       (883,710)
                                           ---------       ---------
                                           $(135,000)      $ (88,991)
                                           ---------       ---------
                                           ---------       ---------

     Pursuant to earlier payments and certain agreement with TOA Medical Electronics Co., Ltd. (TOA), TOA has developed a urine sediment analyzer under license from IRIS using pre-1989 IRIS technology in exchange for a 3% royalty on sales. In June 1995, IRIS granted TOA a temporary non-exclusive license to use such technology for the limited purpose of developing, manufacturing and marketing industrial instruments in Japan. In exchange, TOA agreed to temporarily increase the amount of royalty from 3% to 5% and the scope of the royalty to include revenues on consumables and service contracts. These changes were made retroactive to October 1994 and expire with TOA's temporary license in September 1996, at which time the scope and the amount of royalty will revert to their original terms. Including the retroactive effect of these changes, IRIS received royalties from TOA of approximately $17,000 and $20,000 for the three months ended September 30, 1995 and 1994, respectively, and approximately $84,000 and $92,000 for the nine months ended September 30, 1995 and 1994, respectively.

13.  SIGNIFICANT EVENTS

Acquisition of LDA Systems, Inc.:

     In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. Prior to the acquisition, IRIS and LDA had been engaged in a joint program to complete commercial development of The White IRIS-TM- leukocyte differential analyzer -- an instrument developed from technology originally pioneered by IRIS. IRIS acquired LDA pursuant to the exercise of its call option under the LDA Restated Certificate of Incorporation to purchase all of the outstanding shares of LDA Common Stock. For this purpose, the IRIS Common Stock was valued at $7.7625 per share -- the average closing price of a share of IRIS Common Stock on the American Stock Exchange for the 20 trading days preceding the call date. Accordingly, IRIS tendered 2.5765 shares of IRIS Common Stock for each share of LDA Common Stock. As a result of the acquisition, IRIS incurred a non-recurring, non-cash charge of $3.5 million against earnings in the second quarter for the acquisition of in-process research and development (i.e. work in process not yet cleared for interstate commerce by the Food and Drug Administration), the recognition of deferred warrants costs and other expenses.

Reference Lab Agreement:

     During the first quarter of 1995, IRIS and BMG announced a joint project to develop a high capacity, automated urinalysis system primarily for reference laboratories based on the proprietary technologies of both companies. The program is jointly funded by both companies. In addition to designing specific components of the new system, BMG has agreed to pay IRIS a fixed amount of $640,000, for its research and development of the project. In connection with this project and certain distribution considerations, IRIS issued Corange (an affiliate of BMG) warrants to purchase 250,000 shares of IRIS Common Stock at an exercise price of $7.375 per share and granted Corange certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants.

Product Line Acquisition:

During the first quarter of 1995. IRIS acquired the digital refractometer product line of Biovation, Inc. for $850,000 in cash and warrants to purchase 75,000 shares of IRIS Common Stock at an exercise price of $8.125 per share. IRIS granted Biovation certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants. The product line consists of a patented device known as a digital refractometer and the related consumables used in the operation and maintenance of the refractometer.

PSI Development Agreement:

     On September 29, 1995, Poly U/A Systems, Inc. (PSI) engaged IRIS to develop several new products based on IRIS and other technology to further enhance automation in the urinalysis field. Under the terms of the project, PSI will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use any newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS-Registered Trademark-. PSI has retained IRIS to conduct the research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and PSI will reimburse IRIS for the excess. IRIS has an option until 121 days after termination of the project (which terminates not later than July 31, 1998) to acquire all of the Common Stock of PSI at prices rising over time from $14 to $20 per share of PSI Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock. IRIS is also providing financial and administrative services to PSI at cost.

     PSI, a privately-held company based in Los Angeles, California, was organized in June 1995 to undertake the commercial development of several potential products based on technology developed or licensed by IRIS. In order to fund its share of the project, PSI recently raised net proceeds of $1.25 million through the sale of 76 units at a price of $20,000 per unit. Each unit consists of 2,000 shares of PSI's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. In the aggregate, investors purchased 152,000 shares of PSI's callable Common Stock and warrants to purchase 304,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. IRIS also issued warrants to the placement agent and the finder to purchase an aggregate of 95,000 shares of IRIS Common Stock. These warrants are exercisable at $7.80 per share for a five year period and include certain registration rights.

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by $2.4 million since December 31 1994 to a total of $9.7 million at September 30, 1995. During this period, cash, cash equivalents and short-term investments increased approximately $1.5 million. IRIS generated cash of $46,000 from the sale of stock to employees and $1.6 million from the exercise of warrants issued in connection with both of LDA Systems, Inc. offerings (discussed bellow). IRIS invested approximately $433,000 in new machinery and equipment, $850,000 in the acquisition of a new product line from Biovation, Inc. (discussed below) and $69,000 in the construction of workstations for rental. Total accounts receivable decreased slightly as increases in accounts receivable on service contracts and research and development contracts were offset by the elimination of the account receivable from LDA upon its acquisition by IRIS. Inventory increased $872,000 to accommodate several new products including CHEMSTRIPS/IRISstrips-TM- (discussed below). Current liabilities were relatively unchanged during the period.

     In February 1995, IRIS, Boehringer Mannheim Corporation (BMC) and its German affiliate, Boehringer Mannheim GmbH (BMG), entered into an agreement to develop a high-capacity, automated urinalysis system for reference laboratories based on the proprietary technologies of both companies. The program is jointly funded by IRIS and BMG. In addition to designing specific components for the new system, BMG has agreed to pay IRIS a fixed amount, $640,000, for IRIS research and development on the project. IRIS had earned approximately $520,000 of this amount by September 30, 1995 and expects to earn the balance by January 1996. IRIS and BMC jointly unveiled a prototype of the new reference laboratory system, the IRIS/BMC 900UDX-TM- Urine Pathology System, at the July meeting of the Clinical Laboratory Management Association. Pending clearance from the Food and Drug Administration (FDA), the 900UDX-TM- will be manufactured by IRIS in its Chatsworth, California facility and distributed by IRIS in North America and through BMG and its affiliates overseas.

     In September 1995, IRIS and PSI entered into a joint project to develop several new products based on IRIS technology (the PSI Products) to further enhance automation in the urinalysis field. These products are expected to have dual potential as both stand-alone products and enhancements to the IRIS flagship products, The Yellow IRIS-Registered Trademark- series of urinalysis workstations. Under the terms of this project, PSI will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use the newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS-Registered Trademark-. PSI has retained IRIS to conduct research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and PSI will reimburse IRIS for the excess.

     PSI, a privately-held company based in Los Angeles, California, was organized by IRIS in June 1995 to undertake the commercial development of the PSI Products. In order to fund its share of the project, PSI recently raised net proceeds of approximately $1.25 million through the sale of 76 units at a price of $20,000 per unit. Each unit consisted of 2,000 shares of PSI's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. IRIS also issued warrants to the placement agent ant the finder to purchase an aggregate of 95,000 shares of IRIS Common Stock at $7.80 per share for a period of five years.

     IRIS has an option until 121 days after termination of the project with PSI (which terminates not later than July 31, 1998) to acquire all of the Common Stock of PSI at prices rising over time from $14.00 to $20.00 per share of PSI Common Stock or an aggregate of $2.1 million to $3.0 million for all the oustanding shares of PSI Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock valued at the 20-day average closing price just prior to exercise. If, at the time of exercise, PSI has completed product development and obtained FDA clearance to market any new products, IRIS would likely capitalize that portion of the purchase price attributable to completed products and amortize it over the estimated useful life of the completed technology. IRIS would allocate the balance of the purchase price (plus any PSI liabilities outstanding at the time of acquisition) to any products which have not been completed and approved for marketing by the FDA and would record a nonrecurring, noncash (if purchased with IRIS stock) charge against earnings in that amount for the acquisition of in-process research and development (i.e. work-in-process not yet cleared by the FDA). IRIS would also record a nonrecurring, noncash charge against earnings for the recognition of any remaining deferred warrant costs and other expenses associated with PSI's unit sale.

RESULTS OF OPERATIONS

     In 1991 IRIS introduced a lower priced version of The Yellow IRIS-Registered Trademark-. The lower-priced version accounted for approximately half of all new systems sold during the first nine months of 1995. The lower priced version is likely to remain a significant percentage of total system sales because of its appeal to more numerous community hospitals. While the gross margin on the lower-priced version is less, IRIS believes it contributes incrementally to the aggregate gross margin earned as it appeals to a market segment that ordinarily would not buy the more expensive model. Because its incremental margin exceeds the incremental operational expenses connected with its sale, its contributes positively to the profitability of IRIS.

     During the fourth quarter of 1994, IRIS began marketing an improved version of The Yellow IRIS-Registered Trademark- featuring a new CHEMSTRIP-Registered Trademark- urine test reader and CHEMSTRIP/IRIStrip-TM- urine test strips, both designed and manufactured by BMC especially for The Yellow IRIS-Registered Trademark-. The combination of the CHEMSTRIP-Registered Trademark- reader with the CHEMSTRIP/IRIStrip-TM- test strips is expected to provide the fastest, most accurate urine test strip on the market. BMC has granted IRIS the exclusive distributorship of the CHEMSTRIP/IRIStrip-TM- test strips. The test strips used by the less advance version of The Yellow IRIS-Registered Trademark- are currently supplied to IRIS customers by various laboratory products distributors. IRIS is offering its existing customers an opportunity to upgrade their existing workstations with the new CHEMSTRIP-Registered Trademark- reader for use with the CHEMSTRIP/IRIStrip-TM-. Approximately one third of the existing customers have upgraded their workstations.

     In March 1995, IRIS acquired the digital refractometer product line from Biovation, Inc. for $850,000 in cash and warrants to purchase 75,000 shares of IRIS Common Stock at an exercise price of $8.125 per share. The product line consists of manufacturing and marketing a patented device known as a digital refractometer and the related consumables use in its operation and maintenance. Revenues from this product line averaged approximately $495,000 over Biovation's last three fiscal years. IRIS is continuing to market the refractometer and related consumables under the Biovation trade name through existing distribution channels.

     In June 1995. IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. IRIS originally formed LDA in 1992 to complete commercial development of The White IRIS-TM- leukocyte differential analyzer and subsequently entered into a joint development program with LDA similar to the current program with PSI. As a result of the acquisition, IRIS incurred a non-recurring, non-cash charge of $3.5 million against earnings in the second quarter for the acquisition of in-process research and development (i.e. work-in-process not yet cleared by the FDA) and the recognition of deferred warrants cost and other expenses. IRIS submitted an application for The White IRIS-TM- to the FDA late in the second quarter of the year.

     IRIS introduced two new models (the Model 300 and Model 500) to its flagship product line, The Yellow IRIS-Registered Trademark- series of urinalysis workstations, at the American Association for Clinical Chemistry held in July. A new and faster workstation, the Model 500, introduces a series of technology upgrades that make it the most accurate, fastest and easiest-to-use urine profiling systems ever built, replacing the long-established Model 450 version of The Yellow IRIS-Registered Trademark-. A new and faster low-cost Model 300 workstation also replaces the earlier Model 250 version. IRIS began marketing the new models late in the third quarter of this year.

     In November 1995, IRIS executed a Letter of Intent for the acquisition of Norfolk Scientific, Inc. for approximately $3.0 million payable in IRIS Common Stock. The acquisition is expected to qualify as a pooling-of-interests and a tax-free reorganization. Norfolk, operating under the trade name of StatSpin Technologies, manufactures special purpose centrifuges and other small laboratory instruments widely used in clinical, veterinary, physician office and research laboratories. Among other benefits, the acquisition of StatSpin is expected to enhance IRIS distributions of urinalysis products to smaller laboratories such as those in physician offices. The acquisition is subject to a number of significant conditions, including negotiation of a mutually acceptable acquisition agreement, board approval from both companies and approval of the StatSpin stockholders. Accordingly, there can be no assurances that IRIS will complete this acquisition.

     IRIS, like many companies in the clinical laboratory instrumentation business, is feeling the impact of current economics imposed by managed care which have intensified the review and curtailed the expenditure of capital by hospitals. One result has been slower than expected replacement sales as IRIS customers postpone capital expenditures and continue using The Yellow IRIS-Registered Trademark- beyond its five-year anticipated life. On the other hand, IRIS believes the impact of intensified capital expenditures reviews may be mitigated by the current pressure to reduce operational costs, especially labor.

     In 1993, President Clinton announced his intention to reform the existing health care system of the United States. While hospitals appear to have postponed important decisions regarding capital expenditures during the first quarter of 1994 when congressional deliberations were at their peak, such expenditures appear to have resumed. However, the healthcare reform debate is intensifying and the predictability of capital expenditures by customers is again clouded. At the present time, IRIS believes that the effectiveness of The Yellow IRIS-TM--Registered Trademark- should be even more beneficial to hospitals if their revenues are further controlled.

THREE AND NINE MONTHS 1995 COMPARED TO THREE AND NINE MONTHS 1994

     Net income for the three months ended September 30, 1995 increased to $517,000 from $442,000 for the comparable period in 1994. This increase is due to the combined effect of an increase in net sales of approximately $288,000 and an increase in interest and other income of approximately $20,000. For the nine month period ended September 30, 1995, IRIS recorded a net loss of approximately $2.1 million as a result of recognizing a $3.5 million non-recurring charge in connection with the acquisition of LDA (discussed above). Excluding the effect of the acquisition, IRIS had net income for this nine month period of approximately $1.3 million, an increase of $446,000 from the comparable period in 1994. This increase is due primarily to the resumption of increasing sales of workstations and related supplies following an industry-wide slowdown in the first quarter of 1994.

     These results include interest income from investments of $69,000 and $207,000, respectively, for the three and nine month periods ended September 30, 1995, compared to $49,000 and $114,000 for the comparable periods in 1994. The respective $20,000 and $93,000 increases in interest income are due largely to the increased amounts of invested cash, generally higher interest rates and cash transfers from interest-bearing bank accounts to short-term investments. "See Liquidity and Capital Resources."

     The above results also include other income consisting of royalties from TOA of $17,000 and $84,000 , respectively, for the three and nine month periods ended September 30, 1995, compared to $20,000 and $92,000, respectively, for the comparable periods in 1994. The 1995 royalty amounts reflect an agreement with TOA to temporarily increase the amount of the royalty from 3% to 5% and the scope of the royalty to apply to revenues on consumables and service contracts, as well as instruments. These changes were made retroactive to October 1994 and expire in September 1996, at which time the scope and amount of the royalty will revert to their original term.

     Net sales (excluding revenues from research and development contracts), increased 12% to $3.0 million for the third quarter of 1995 from $2.6 million during the comparable period in 1994. The $.4 million increase was attributable primarily to an increase in sales of workstations and related supplies. Cost of good sold (excluding the cost of research and development contracts) increased from approximately $1.3 million in the third quarter of 1994 to approximately $1.4 million in the third quarter of 1995 and decreased as a percentage of sales from 50% to 46% as a result of improved utilization of service parts and increased sales of consumables. Net sales (excluding revenues from research and development contracts) of $8.4 million for the nine month period ended September 30, 1995 increased approximately $1.6 million or 24% from the comparable period in 1994. Cost of good sold (excluding the cost of research and development contracts) increased to $3.9 million from $3.5 million and decreased as a percentage of sales from 52% to 47% during the comparable period in 1994, as a result of improved utilization of service parts and increased sales of consumables.

     Total research and development expenses, including the costs of development contracts, increased to $331,000 and $1.3 million, in the three and nine month periods ended September 30, 1995, respectively, from $300,000 and $909,000, respectively, in the comparable periods of 1994, as IRIS continued to invest in the development of new applications and further improvements in its technology.

     Research and development expenses related to The White IRIS-TM- decreased to $79,000 and $416,000, for the three and nine months ended September 30, 1995 from $237,000 and $686,000, respectively, in the comparable periods of 1994, and were offset by related revenues of $.00 and $247,000 for the respective periods in 1995 and $134,000 and $551,000 in 1994 from LDA (see Note 12). Following completion of the acquisition of LDA, research and development related to The White IRIS-TM- has decreased significantly, but IRIS no longer benefits from offsetting revenues from LDA under the Research and Development Agreement.  (See "Liquidity and Capital Resources"
for further information regarding LDA.)   Research and development expenses
related to the reference laboratory system were $147,000 and $545,000, respectively, for the three and nine months ended September 30, 1995 and were offset entirely by revenues from BMG. (See "Liquidity and Capital Resources" for
further information regarding the development program with BMG.)   Research and
development expenses unrelated to The White IRIS-TM- and the reference laboratory system increased to $208,000 and $374,000, respectively, during the three and nine month periods ended September 30, 1995 from $63,000 and $222,000, respectively, during the comparable periods in 1994 as research and development activity, in general, was intensified. In September 1995, IRIS and PSI entered into a joint development project for the PSI Products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and PSI will reimburse IRIS for the excess. (See "Liquidity and Capital Resources" for further information regarding the development program with PSI.)

     Marketing and selling expenses in the three and nine month periods ended September 30, 1995 increased by almost $115,000 and $445,000, respectively, to $580,000 and $1.8 million, respectively, as compared to the same periods of 1994. These increases are due largely to a greater emphasis on direct marketing. General and administrative expenses of $408,000 and $1.2 million in the three and nine months periods ended September 30, 1995, respectively, increased by $53,000 and $261,000 from the same periods in 1994. The increase in these expenses is due to a variety of factors including increases related to enlarged business, and the installation of a new computer network.

INFLATION

     IRIS does not foresee any material impact on its operations from inflation.


PART II-  OTHER INFORMATION

ITEM 1  - Legal Proceedings.

     In 1994, IRIS become aware that a company called Intelligent Medical Imaging, Inc. (IMI), was demonstrating a new slide-based microscopic imaging system at various trade shows. After further examination of the IMI system, IRIS notified IMI that its system infringed at least two IRIS patents. The parties then entered into negotiations regarding the licensing of these and possibly other IRIS patents to IMI. The parties were unable to reach an agreement and, on October 19, 1995, IMI filed a complaint in the United States District Court for the Southern District of Florida. In its complaint, IMI seeks, among other things, declaratory judgments that (i) IMI's system does not infringe either of the two IRIS patents in question, (ii) both of such IRIS patents are invalid and (iii) both of such IRIS patents are unenforceable against IMI due to misuse of the patents by IRIS. IRIS intends to vigorously defend both patents and pursue infringement claims against IMI.

ITEM 6  - Exhibits and Reports on Form 8-K.

       (a)  Exhibits

            3.1       Articles of Incorporation.1/
            3.2       Bylaws.2/
           10.1       Lease of the Registrant's facilities.3/
           10.2       1980 and 1982 Stock Option Plans, and forms of Stock
                      Option Agreement for each Plan.4/
           10.3       1983 and 1986 Stock Option Plans, and forms of Stock
                      Option Agreement for each Plan.5/
           10.4       Amended and Restated 1986 Stock Option Plan.6/
           10.5       1994 Stock Option Plan and forms of Stock Option
                      Agreements.7/
           10.6       Various Agreement with TOA.8/
           10.7       Agreement for a Strategic Alliance in Urinalysis dated
                      January 7, 1994 between IRIS and BMC.9/
           10.8 Securities Purchase Agreement dated as of April 20, 1994 by and among IRIS, LDA and Corange International
                      Limited.10/

                                      -16-

           10.9       Warrant Certificate dated April 22, 1994 issued to Corange
                      International Limited.9/
           10.10      Research and Development and Distribution Agreement dated
                      February 6, 1995 by and among IRIS, LDA and Corange
                      International Limited.9/
           10.11      Warrant Certificate dated February 6, 1995 issued to
                      Corange International Limited.9/
           10.12      Asset Purchase Agreement dated as of March 20, 1995
                      between IRIS and Biovation, Inc.9/
           10.13      Warrant Certificate dated March 20, 1995 issued to
                      Biovation, Inc.9/
           10.14      Technology License Agreement dated as of September 29,
                      1995 between IRIS and PSI.
           10.15      Research and Development Agreement dated as of September
                      29, 1995 between IRIS and PSI.
           10.16      $100 Class "A" Note dated September 29, 1995 issued by PSI in favor of IRIS.
           10.17      Certificate of Incorporation of PSI.  (See Article FOUR
                      regarding the IRIS option.)
           11         Statement re Computation of Per Share Earnings.

           --------------------------
           1/ Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
           2/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
           3/ The original lease and all prior amendments are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
           4/ Incorporated by reference to the Company's Registration Statement of Form S-2, as filed with the Securities and Exchange Commission on May 10, 1982.
           5/ Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982.
           6/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
           7/ Incorporated by reference to the Company's Registration Statement of Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994.
           8/ Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
           9/ Incorporated by reference to the Company's Annual Report on Form 10-k for the year ended December 31, 1994.
          10/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.


      (b) Reports on Form 8-K

          IRIS filed a Current Report on Form 8-K on September 29, 1995 announcing that IRIS and Poly U/A Systems, Inc. (PSI) entered into a joint project to develop several new products based on IRIS technology to further enhance automation in the urinalysis field.

                 STATEMENT OF COMPUTATION OF PER SHARE EARNINGS


                                                                            Nine months ended September 30
                                                                            ------------------------------
                                                                                    1994              1995
                                                                                    ----              ----
Actual Weighted Average Shares Outstanding for the Period                      5,002,975         5,405,526
Dilutive Effects of Stock Options and Warrants Using Average
  Market Price                                                                   234,306                --
                                                                              ----------        ----------
Total Shares Based on Shares Outstanding and the
Assumption that All Share Equivalents Are Exercised at
Average Stock Market Price.                                                    5,237,281         5,405,526
Additional Dilutive Effect of Stock Options and Warrants
Being Exercised Using Ending Market Price                                         77,492                --
                                                                              ----------        ----------
Total Shares Based on Shares Outstanding and the
  Assumption That All Stock Options and Warrants are
  Exercised at Ending Market Price                                            -5,314,773         5,405,526
                                                                              ----------        ----------
                                                                              ----------        ----------

Net Income (Loss) Applicable to Fully Diluted Earnings Per
Share                                                                         $  892,479      $ (2,143,003)
                                                                              ----------      ------------
                                                                              ----------      ------------
Fully Diluted Net Income (Loss) Per Share                                        $  0.17           $  (.40)
                                                                                 -------           -------
                                                                                 -------           -------

                               STATEMENT OF COMPUTATION OF PER SHARE EARNINGS

                                                                              Three months ended September 30
                                                                              -------------------------------
                                                                                    1994              1995
                                                                                    ----              ----

Actual Weighted Average Shares Outstanding for the Period                       5,035,18        65,977,011
Dilutive Effects of Stock Options and Warrants Using Average
  Market Price                                                                   242,218           250,361
                                                                              ----------        ----------
Total Shares Based on Shares Outstanding and the Assumption that
  All Share Equivalents Are Exercised at Average Stock Market Price.           5,277,404         6,227,372
Additional Dilutive Effect of Stock Options and Warrants Being
  Exercised Using Ending Market Price                                             69,580            20,728
                                                                              ----------        ----------
Total Shares Based on Shares Outstanding and the Assumption That All
  Stock Options and Warrants are Exercised at Ending Market Price              5,346,984         6,248,100
                                                                              ----------        ----------
                                                                              ----------        ----------

Net Income Applicable to Fully Diluted Earnings Per Share                     $  441,532        $  517,021
                                                                              ----------        ----------
                                                                              ----------        ----------

Fully Diluted Net Income Per Share                                                $  .08            $  .08
                                                                                  ------            ------
                                                                                  ------            ------

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.




Dated:  November 10, 1993          By:     /S/ E. EDUARDO BENMAOR
                                      -----------------------------------------
                                      E. Eduardo Benmaor
                                      Controller, Principal
                                      Accounting Officer, and Secretary