Form 10-K
period 1995-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1996-04-01
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             -----------------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995           Commission File No. 0-9767

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

DELAWARE                                                             94-2579751
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 9162 Eton Avenue, Chatsworth, California  91311
              (Address of principal executive offices)  (Zip Code)

                        Telephone Number:  (818) 709-1244

    Securities registered pursuant to Section 12(b) of the Act:  Common Stock

        Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   X      No
                                                     -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on March 25, 1996 was $39,766,990 based upon the closing price of the Common Stock on such date, as reported on the American Stock Exchange. Solely for the purpose of counting "non-affiliates", in this context shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

     The number of shares of Common Stock of the Registrant outstanding as of March 25, 1996 was 6,308,578.

     Part III incorporates information by reference from the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders.

- --------------------------------------------------------------------------------

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                             FORM 10-K ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 1995


Caption                                                                     Page
- -------                                                                     ----

PART I
          Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . 1

          Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .13

          Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . .13

          Item 4.   Submission of Matters to a Vote of Security Holders. . . .13

PART II
          Item 5.   Market for the Registrant's Common Stock and Related
                    Stockholder Matters. . . . . . . . . . . . . . . . . . . .13

          Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . .14

          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . . . .15

          Item 8.   Financial Statements and Supplementary Data. . . . . . . .19

          Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure. . . . . . . . . . . .19

PART III
          Item 10.  Directors and Executive Officers of the Registrant.. . . .20

          Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . .20

          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management . . . . . . . . . . . . . . . . . . . . . . . .20

          Item 13.  Certain Relationships and Related Transactions . . . . . .20

PART IV
          Item 14.  Exhibits, Financial Statements, Schedules, and
                    Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .21

                                     PART I
ITEM 1.   BUSINESS.

(a)  GENERAL DEVELOPMENT OF BUSINESS.

     International Remote Imaging Systems, Inc. (IRIS) manufactures and markets The Yellow IRIS-Registered Trademark-, an automated urinalysis workstation it developed using its patented slideless Automated Intelligent Microscopy (AIM) technology. IRIS also manufactures and/or markets most of the disposable reagents and other materials (commonly referred to as consumables) used in the operation and maintenance of The Yellow IRIS-Registered Trademark-, including the CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips, and offers service contracts for its maintenance and repair. IRIS completed the acquisition of LDA Systems, Inc.
(LDA) in the second quarter of 1995 and with it reacquired all rights to The White IRIS-Registered Trademark- leukocyte differential analyzer, a major new product IRIS has been developing, for which IRIS is awaiting clearance from the Food and Drug Administration (FDA). There can be no assurance, however, that such clearance will be obtained. See "Narrative Description of Business
- --Future Developments." In 1995, IRIS began implementing a new strategy to expand its urinalysis business by adding a line of proprietary cost-effective, outcome-enhancing urinalysis products suitable for laboratories of all sizes.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     IRIS does business in one industry segment.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

     IRIS manufactures and markets The Yellow IRIS-Registered Trademark-, an automated urinalysis workstation it developed using its patented AIM and other technology to automate the manipulative steps in routine urinalyses performed by hospital and reference clinical laboratories, including counting and classifying microscopic particles found in urine specimens. IRIS also manufactures and/or markets most of the consumables used in the operation and maintenance of The Yellow IRIS-Registered Trademark-, including CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips, and offers service contracts for its maintenance and repair. See "Strategic Alliance with Boehringer Mannheim -- Distribution of CHEMSTRIP/IRIStrip-Registered Trademark- Test Strips and Custom Reader." IRIS had a backlog, including equipment, consumables, rentals and service contracts of $1,280,668 and $1,026,242 at December 31, 1995 and 1994, respectively.

     IRIS believes its technology can be used to design and develop other computerized, microscopical image analysis instruments dedicated to specific tasks in the clinical laboratory. IRIS has completed prototype development of an automated high-speed instrument to classify white blood cells, The White IRIS-Registered Trademark- leukocyte differential analyzer, and has filed a 510(k) submission with the FDA requesting clearance of The White IRIS-Registered Trademark- for interstate commerce. See "Future Developments -- The White IRIS-Registered Trademark-." IRIS also has undertaken considerable development work on a slide-based imaging cytometer, The Purple IRIS-Registered Trademark-, a project which requires further significant work and funding to reach commercial readiness. IRIS intends to complete this project only if it is able to obtain additional funding for this purpose.

     In 1995, IRIS began implementing a new strategy to expand its urinalysis business by adding a line of proprietary cost-effective, outcome-enhancing urinalysis products suitable for laboratories of all sizes. As part of this strategy, IRIS acquired (i) the digital refractometer product line of Biovation, Inc. in March 1995, (ii) the complete business of StatSpin Technologies in February 1996 and (iii) the urinalysis business of UroHealth Systems, Inc. in March 1996. Biovation's digital refractometer is a patented device used for determining the specific gravity of urine. StatSpin Technologies is a manufacturer of special purpose centrifuges and other small laboratory instruments and devices. The urinalysis business of UroHealth Systems consists primarily of two proprietary product lines: the Cen-Slide-Registered Trademark-1500 System for centrifugal urine sediment and manual microscopic examination and the FloStar-Registered Trademark- specimen collection and dispensing container. See "Recent Acquisitions" below in this section.

THE YELLOW IRIS-REGISTERED TRADEMARK-

     The Yellow IRIS-Registered Trademark- is an automated workstation designed to perform a complete routine urinalysis. Routine urinalysis is one of the most commonly performed and labor-intensive procedures in laboratory medicine and consists of (i) the observation of gross appearance, (ii) the measurement of specific gravity, pH, and the concentrations of several chemical substances and
(iii) the microscopical examination of urine sediment. In July 1995, IRIS introduced two new models (the Model 300 and Model 500) to The Yellow IRIS-Registered Trademark- series of urinalysis workstations. A new and faster workstation, the Model 500, introduces a series of technology upgrades that make it the most accurate, fastest and easiest-to-use urine profiling system ever built, replacing the long-established

Model 450 version of The Yellow IRIS-Registered Trademark-. A new and faster low-cost Model 300 workstation also replaces the earlier Model 250 version. IRIS began marketing the new models late in the third quarter of 1995.

     Laboratories which do not use The Yellow IRIS-Registered Trademark- measure specific gravity using a relatively inexpensive instrument, and pH and chemical substances through the use of test strips, usually with the aid of an automated test strip reader. Urine sediment examination (the most time-consuming portion of a manually-performed urinalysis) requires numerous steps making the method labor-intensive, cumbersome, biohazardous and frequently inefficient. Workload standards published by the College of American Pathologists allow six minutes for a manually-performed urinalysis. Also, preparation and spreading of the sediment suspension on the microscope slide often lacks uniformity. When numerous sediments are viewed, prolonged peering into the eyepieces of a microscope becomes tiring. These and other factors contribute to imprecision.

     In contrast, The Yellow IRIS-Registered Trademark- urinalysis workstation accepts uncentrifuged urine. IRIS utilizes AIM-Registered Trademark- to rapidly capture, analyze and display microscopic images. AIM is a combination of the IRIS patented Slideless-Registered Trademark-Microscope and its high-speed image processing technology, which allows visual examination of a moving specimen without the need to mount it on a slide. The specimen is made to flow in a plane precisely positioned (to within microns) in a larger fluid stream within the focus of a microscope. The method of ensuring proper alignment, particle orientation, focus and measurement, called imaging flow cytometry, is patented. See "Patents and Copyrights." Moreover, by another patented technique, AIM allows images of the urine sediment particles to be concentrated electronically rather than through the physical process of centrifugation. These images then are automatically classified and displayed on a video monitor for review.

     The combination of a digital image processor, host computer and software provides essentially "real time" image analysis. However, IRIS believes that certain rare or subtle image qualities, as well as the unpredetermined artifacts that sometimes occur, are best dealt with by the trained human eye. Therefore, The Yellow IRIS-Registered Trademark- allows an operator to interpret and, if necessary, edit all classifications. Use of The Yellow IRIS-Registered Trademark- enables clinical laboratories to perform routine urinalyses in less than one-fourth the time usually required by the manual method; minimizes the inconvenience of a multiple-step manual preparation of urine sediment; eliminates multiple handling of urine specimens for chemistry, specific gravity and microscopic measurements; reduces the biohazard exposure to potentially infectious specimens; increases the number of abnormalities detected; and improves the reliability of the results obtained. The Yellow IRIS-Registered Trademark- also can be connected to the central computer record system of the hospital or laboratory, allowing direct electronic information transfer.

     IRIS also manufactures and/or markets most of the consumables used in the operation and maintenance of The Yellow IRIS-Registered Trademark-, including the CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips, and offers service contracts for its maintenance and repair. See "Strategic Alliance with Boehringer Mannheim --Distribution of CHEMSTRIP/IRIStrip-Registered Trademark- Test Strips and Custom Reader." During the third quarter of 1995, IRIS introduced two new enhanced-performance models of The Yellow IRIS-Registered Trademark-.

MARKETS AND COMPETITION

     Laboratory medicine in the United States is carried out primarily in hospital and reference clinical laboratories. IRIS has been marketing The Yellow IRIS-Registered Trademark- since 1983 to these hospitals and reference laboratories which perform large numbers of urinalyses. With hospitals affiliated with more than 75% of U.S. medical schools and other leading hospitals nationwide using The Yellow IRIS-Registered Trademark-, IRIS believes that it is the leader in automated microscopic urinalysis instruments in the U.S.

     IRIS knows of no other competitor marketing a complete urinalysis system. Boehringer Mannheim Corporation (a member of the Corange group of companies), Behring Diagnostics (a division of Hoechst AG) and Miles (owned by Bayer AG) sell lines of disposable test strips which are useful in determining the concentration of various chemical substances often found in urine. Some claims have been made that the use of screening algorithms based on these test strips can reduce the number of microscopical examinations required by as much as one-half. IRIS believes that urine test strips are not adequate replacements for microscopic examinations of urine and believes its position is supported in recent medical literature which shows that a significant number of microscopically abnormal specimens can be missed if reliance is placed on test strip screening to reduce the need for microscopy. Still, individual preference for such procedures hampers IRIS sales efforts in some hospitals which affects the market for The Yellow IRIS-Registered Trademark-.

     A number of hospitals conduct manual urine sediment analyses using the Kova and other systems composed largely of disposable plastic parts. The Kova system is made by Hycor Biomedical, Inc., These systems provide a more standardized method of manually handling and preparing urine sediment for microscopical examination. While these systems help somewhat to overcome manipulative imprecision, they do so at the added expense of disposable parts and offer little in time savings. In 1992, UroHealth Sytems, Inc. (then known as Davstar Industries) introduced a novel disposable combination sedimentation tube and microscope slide with better opportunities for easing manipulation and saving labor. IRIS purchased this product line from UroHealth in March 1996. See "Recent Acquisitions."

     Significant international clinical laboratory markets may also exist, and IRIS has in the past attempted to introduce The Yellow IRIS-Registered Trademark- in certain of those markets through distributors. IRIS has not yet achieved any significant amount of international sales. As part of a 1988 agreement, TOA Medical Electronics Co., Ltd. (TOA), a Japanese company, had the right to act as the distributor of certain IRIS products, including The Yellow IRIS-Registered Trademark-, in Japan. TOA has not purchased any systems since 1988. The exclusivity of TOA's distributorship was terminated in 1991 for failure to submit a plan to remedy its lack of performance, and TOA officially resigned its distributorship in December of 1995.

     In addition to those problems inherent in the marketing of a new, capital-intensive product, the success of any further international marketing efforts will depend on a variety of factors unique to each market and the international trade environment, including the changing political and economic environments of certain countries. IRIS has been concentrating its efforts mainly in the U.S. market and is likely to continue to do so in 1996. Late in 1991, IRIS established two distributorships, one in Italy and another in Taiwan, as first steps in its intended renewal of international efforts. The Taiwanese distributorship has been actively demonstrating The Yellow IRIS-Registered Trademark- to potential customers in its market, but has placed only one unit to date. The Italian distributorship has not been actively demonstrating The Yellow IRIS-Registered Trademark- to potential customers, and IRIS is currently in discussions regarding the future of this distributorship.

     Under the 1988 agreement, TOA also has the right to market urine sediment analyzers using pre-1989 IRIS technology. In exchange, TOA agreed to pay IRIS royalties on sales of such analyzers and granted IRIS the exclusive right to distribute in North America any urine sediment analyzer made by TOA. In late 1990, TOA introduced a urine sediment analyzer, the UA-1000 and in mid-1993, introduced an improved model, the UA-2000 into the Japanese market. Despite the fact that the UA-2000 performs only the urine sediment analysis portion of a complete urinalysis, as limited by the agreement, it is currently priced comparably with the more versatile The Yellow IRIS-Registered Trademark-. Royalty reports from TOA indicate that TOA sold 28 UA-2000s in 1994, and only 12 in 1995, all in Japan. More recently, IRIS learned that TOA is showing a new urine sediment analyzer based on TOA's particle counting technology, the UF-100, to selected prospects in the U.S. IRIS subsequently asserted its rights under the 1988 agreement to distribute the UF-100 in North America. TOA disputes the right of IRIS to distribute this product and has requested arbitration of the issue in accordance with the terms of the 1988 agreement.

     In general, there are numerous large and well-financed companies, in addition to TOA, engaged in active research and development programs within and outside of the clinical laboratory instrumentation field that have considerable experience in areas of interest to IRIS. IRIS cannot determine if any such firms are currently engaged in potentially competitive research. However, any one or more of these firms could develop and introduce instruments comparable or superior to The Yellow IRIS-Registered Trademark- or any other product ultimately developed by IRIS.

STRATEGIC ALLIANCE WITH BOEHRINGER MANNHEIM

     During 1994, IRIS developed a strategic alliance with Boehringer Mannheim Corporation ("BMC"), an Indianapolis-based manufacturer of diagnostic products, and Boehringer Mannheim GmbH ("BMG"), BMC's German affiliate and a world leader in clinical chemistry. BMC and BMG are wholly-owned subsidiaries of Corange Limited ("Corange"), a diversified healthcare company with 1995 worldwide sales of more than $3.5 billion. Corange's principal lines of business are diagnostics, therapeutics and orthopedics.

     During 1995, all three companies underwent a significant management restructuring. As a result of the restructuring, together with certain events which followed the restructuring, IRIS initiated discussions with BMG to address several concerns. Based on the position of the BMG management to date, IRIS believes that these concerns can be adequately addressed. Nonetheless, IRIS cannot predict what changes, if any, in the IRIS/BMG alliance will result from these discussions.

DISTRIBUTION OF CHEMSTRIP/IRISTRIP-TM- URINE TEST STRIPS AND CUSTOM READER

     During the fourth quarter of 1994, IRIS began marketing an improved version of The Yellow IRIS-Registered Trademark- featuring a new CHEMSTRIP-Registered Trademark- urine test strip reader and CHEMSTRIP/IRIStrip-TM- urine test strips, both designed and manufactured by BMC especially for The Yellow IRIS-Registered Trademark-. BMC is the recognized world leader in clinical chemistry and the second largest producer and seller of urine test strips in the United States. The combination of the CHEMSTRIP-Registered Trademark- reader with the CHEMSTRIP/IRIStrip-TM-urine test strips is expected to provide the fastest, most accurate urine test strip on the market. BMC has selected IRIS to be the exclusive distributor of the CHEMSTRIP/IRIStrip-TM- urine test strips. The test strips used by the less advanced version of The Yellow IRIS-Registered Trademark- are currently supplied to IRIS customers by various laboratory products distributors. IRIS is offering its existing customers an opportunity to upgrade their existing workstations with the new CHEMSTRIP-Registered Trademark- reader for use with the CHEMSTRIP/IRIStrips-TM-. The addition of CHEMSTRIP/IRIStrips-TM- to its product line has created a significant new source of revenues, as more than sixty percent of existing IRIS customers now use the new strips. This collaborative project also involves a joint effort to promote the advantages of using microscopy with urine test strips. As part of the promotion, BMC and IRIS have agreed to cooperate on various marketing initiatives, and BMC has committed to spend at least $150,000 annually on promotional efforts.

JOINT DEVELOPMENT OF REFERENCE LABORATORY SYSTEM

     During the first quarter of 1995, IRIS and BMG announced a joint project to develop an advanced automated urinalysis system for reference laboratories based on the proprietary technologies of both companies. The new reference laboratory system is expected to be a high-capacity urinalysis workstation designed to meet the high volume and other special requirements of reference laboratories. Following system integration and testing at its facility in Chatsworth, California, IRIS submitted a 510(k) application to the FDA requesting clearance of this advanced model of The Yellow IRIS-Registered Trademark- called the 900UDx urine pathology system. Although this project consists primarily of refining and integrating existing commercially viable technology from both companies, there can be no assurance that this project will yield a commercially acceptable product.

     IRIS has the exclusive right to distribute the 900UDx urine pathology system in the United States and Canada. BMG has the exclusive right to distribute the reference laboratory system in the rest of the world except Italy and Taiwan. Pending FDA clearance, IRIS intends to review its existing distributorships in Italy and Taiwan, with a view towards gaining BMG distribution of the new system in these countries, as well. IRIS will manufacture the urine pathology systems distributed by both IRIS and BMG, with BMG supplying some of the components. IRIS will also manufacture all of the consumables distributed by both parties except the urine test strips which will be manufactured by BMG.

     In connection with this project, IRIS issued to Corange warrants to purchase 250,000 shares of IRIS Common Stock at an exercise price of $7.375 per share and granted Corange certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants. In addition, BMG appointed IRIS a non-exclusive distributor in the United States of BMG's CHEMSTRIP Super UA Urine Analyzer and CHEMSTRIP 10 SUA reagents for sales in connection with the new reference laboratory system. BMG also offered IRIS the exclusive right to distribute in the United States BMG's new Seditron urinalysis system along with its related consumables. The Seditron is a slide-based imaging system for examination of urine sediment. It has not yet been evaluated and submitted for FDA clearance for sale in the United States, and IRIS will have 180 days from the receipt of a sample Seditron system to evaluate it and elect whether to accept the distributorship offer.

CORANGE FUNDING FOR THE WHITE IRIS-REGISTERED TRADEMARK- PROJECT

     In April 1994, LDA secured $1.2 million of funding from Corange to help complete commercialization of The White IRIS-Registered Trademark-. Corange purchased units consisting of 85,714 shares of LDA Common Stock and warrants to purchase 248,571 shares of IRIS Common Stock at an exercise price of $3.75 per share. The LDA common stock was exchanged for approximately 220,840 shares of IRIS as the result of the acquisition of LDA by IRIS in June of 1995. Corange exercised its warrants to purchase IRIS common stock in July. As part of the Corange investment, LDA and Corange agreed to pursue discussions concerning a possible joint venture to develop a hematology workstation and not to pursue similar discussions with third parties prior to October 20, 1995. Subject to certain exceptions, IRIS also granted Corange a right of first refusal to purchase shares of IRIS Common Stock, or any securities convertible into IRIS Common Stock, which IRIS may issue or sell prior to April 20, 1996. This right of first refusal does not apply to, among other things, the issuance of shares of IRIS Common Stock in connection with any merger, consolidation, reorganization, restructuring or recapitalization.

FUTURE COLLABORATION

     The projects described above in this section are part of an evolving strategic alliance between IRIS, BMC and BMG, and IRIS intends from time to time to explore further opportunities for mutually beneficial collaboration with them. Consistent with that view, BMC, BMG and IRIS have agreed to negotiate with each other first regarding their participation in the development by any of them of any new automated urinalysis microscopy systems.

RECENT ACQUISITIONS

BIOVATION PRODUCT LINE

     In March 1995, IRIS acquired the digital refractometer product line of Biovation for $850,000 in cash and warrants to purchase 75,000 shares of IRIS Common Stock at an exercise price of $8.125 per share. The average annual revenues from this product line were approximately $495,000 over Biovation's last three fiscal years. IRIS granted Biovation certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants. The product line consists of manufacturing and marketing a patented device known as a digital refractometer and the related consumables used in the operation and maintenance of the refractometer. The digital refractometer is used by some physicians and smaller laboratories for determining the specific gravity of urine. Among other things, IRIS acquired the U.S. patent for the refractometer as well as the proprietary formulas for certain related consumables. Pursuant to a royalty-free license from Biovation, IRIS is marketing the refractometer and related consumables under the Biovation-Registered Trademark- tradename through existing distribution channels.

LDA SYSTEMS, INC.

     In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. Prior to the acquisition, IRIS and LDA had been engaged in a joint program to complete commercial development of The White IRIS-Registered Trademark- leukocyte differential analyzer -- an instrument being developed from technology originally pioneered by IRIS. IRIS acquired LDA pursuant to the exercise of its call option under the LDA Restated Certificate of Incorporation to purchase all of the outstanding shares of LDA Common Stock. For this purpose, the IRIS Common Stock was valued at $7.7625 per share -- the average closing price of a share of IRIS Common Stock on the American Stock Exchange for the 20 trading days preceding the call date. Accordingly, IRIS tendered 2.5765 shares of IRIS Common Stock for each share of LDA Common Stock. As a result of the acquisition, IRIS incurred a non-recurring, non-cash charge of $2.9 million against earnings in the second quarter for the acquisition of in-process research and development (i.e., work in process not yet cleared for interstate commerce by the FDA). LDA was merged into IRIS in December 1995.

STATSPIN TECHNOLOGIES

     In February 1996, IRIS acquired Norwood, Massachusetts based Norfolk Scientific, Inc. for approximately 340,000 shares of IRIS common stock and the assumption of options and warrants to purchase an additional 126,000 shares of IRIS common stock. Norfolk Scientific, which conducts business under the trade name "StatSpin Technologies" manufactures special purpose centrifuges and other small laboratory instruments and consumable plastic devices used in their operation. StatSpin's products are widely used in clinical, veterinary, physician's office and research laboratories and distributed to those laboratories through several distribution channels, including the Curtin Matheson Scientific Division of Fisher Scientific. StatSpin had net sales of $3.1 million for the twelve months ended December 31, 1995.

     The total consideration paid by IRIS (including the immediately realizable value of the assumed options and warrants) is estimated at $3,000,000 based on a negotiated price of $7.58 per share of IRIS common stock in the transaction. The acquisition was accomplished through the merger of a newly-formed subsidiary of IRIS into StatSpin, with StatSpin being the surviving corporation and becoming a wholly-owned subsidiary of IRIS. The acquisition will be accounted for using the pooling-of-interests method.

CEN-SLIDE-REGISTERED TRADEMARK- AND FLO-STAR-REGISTERED TRADEMARK- PRODUCT LINES

     In March 1996, IRIS acquired the urinalysis business of UroHealth
Systems, Inc. for $850,000; $788,000 in cash and $62,000 in the assumption of liabilities. UroHealth Systems generated revenues of approximately $550,000 from this business in 1995. The business consists primarily of manufacturing and marketing two proprietary product lines: the Cen-Slide-Registered Trademark- 1500 System for centrifugal urine sedimentation and manual microscopic examination and the FloStar-Registered Trademark- urine specimen collection and dispensing container. These products are used primarily by hospital and physician office laboratories in manually performing routine urinalysis. Among other things, IRIS acquired seven U.S. patents and eight corresponding foreign patents as well as the design for the unique centrifuge used in the Cen-Slide-Registered Trademark- system. IRIS intends to transfer production of these products to its StatSpin subsidiary and market them under the IRIS/StatSpin label through StatSpin's existing distribution channels.

LABORATORY REGULATIONS


     Regulations issued under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) became effective September 1, 1992. CLIA is intended to increase the quality of laboratory services to Medicare and Medicaid patients. It brings physician's offices, clinics and reference laboratories under many of the same exacting compliance programs as required for hospital laboratories. CLIA requires laboratory licensure and written operational and quality control procedures for tests that are carried out in the laboratory. It establishes personnel standards regarding qualification and training of individuals who carry out the tests. It also mandates periodic inspection and proficiency evaluation of the performance of these procedures and individuals. CLIA also requires the more complex procedures such as clinical microscopy to be performed by more skilled medical technologists who, today, are in short supply. The portent of the more demanding CLIA requirements already has caused a shift of testing away from the physician's office and has brought about the consolidation of many smaller reference laboratories. IRIS believes that The Yellow IRIS-Registered Trademark- urinalysis workstation adds operational and quality improvement plus saves the time of the skilled medical technologists that are in shortest supply. Therefore, IRIS anticipates the CLIA regulations are likely to help rather than hinder its sales efforts in the longer term.

BIOHAZARD CONTAINMENT

     Early in 1993, the Occupational Safety and Health Administration (OSHA) mandated that all necessary precautions be taken to ensure the safety of clinical laboratory personnel handling biohazardous materials including bodily fluid specimens that may contain life-threatening, blood-borne infectious pathogens such as Hepatitis B (HBV) and human immunodeficiency viruses (HIV). Urinalysis as most frequently carried out exposes medical technologists, technicians and laboratory assistants to potentially infectious urine several times during its procedure, including through (i) possible aerolization during high-speed centrifugation, (ii) accidental spillage and splashing in the course of a number of its manipulative steps, and (iii) cuts which may occur from sharp edges in the handling of microscope slides, cover slips and chipped or broken glass and plastic ware. IRIS believes The Yellow IRIS-Registered Trademark-offers the least manipulative and most contained method for performing urinalysis today.

COST CONTAINMENT

     IRIS must convince potential customers that the advantages of its instruments justify their capital cost. This task requires considerable effort and has become even more arduous during recent years due to the introduction of significant cost containment efforts by the federal government and other third-party payors. Both public and private payors are increasing pressures to limit increases in healthcare costs.

     Regulations for Medicare disbursements to healthcare providers have had a profound effect on acquisitions of capital equipment by hospital laboratories. In an attempt to encourage efficiency, these regulations limit Medicare disbursements paid to hospitals to a fixed amount for treatment of a particular malady, regardless of the actual cost of treatment. More recently, enrollment in health maintenance organizations (HMOs) has been growing rapidly. Individuals who enroll in an HMO receive a comprehensive benefit package, but services are available only from a prescribed provider network, including hospitals, with whom the HMO usually has aggressively negotiated fixed-fees similar to but often less than those paid by Medicare. Sometimes the fees are even based on a per capita participation.

     IRIS believes that these efforts at cost containment have caused some hospitals to reduce the number and sometimes the quality of urinalyses being conducted, thus diminishing the relative cost effectiveness of The Yellow IRIS-Registered Trademark-. Overall, hospitals have become significantly more cost-conscious and, in some instances, seem less concerned with the medical benefits associated with the use of The Yellow IRIS-Registered Trademark-. Perhaps most importantly, hospitals have imposed more intense reviews of capital acquisitions, particularly for new systems like The Yellow IRIS-Registered Trademark-, which address areas that traditionally have not required significant capital investments.

     IRIS is continually responding to these pressures with enhancements to The Yellow IRIS-Registered Trademark- designed to improve its cost-effectiveness. IRIS believes that, taking into account all the relevant factors, The Yellow IRIS-Registered Trademark- is an effective means of controlling laboratory costs while maintaining quality and safety. Furthermore, laboratories are having to contend with a widespread shortage of medical technologists and with the aforementioned new OSHA and CLIA regulations. Since IRIS products are designed to reduce the amount of labor required to perform laboratory tests and the specimen biohazard exposure, as well as standardize and improve the analytical quality of the urinalysis procedure, IRIS believes these factors could enhance its competitive position in the market.

     Nonetheless, healthcare is an area of extensive and dynamic change, and IRIS cannot predict future changes in the healthcare field or their impact on its business. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The costs of certain proposals would be funded in part by reductions in payments by governmental programs, including Medicare and Medicaid to healthcare providers. At the present time, IRIS believes that the effectiveness of The Yellow IRIS-Registered Trademark- should be even more beneficial to hospitals if their revenues are further controlled. However, if IRIS is unable to convince potential customers of this fact, these changes could have a material adverse effect on the Company's business, results of operations and financial condition.

MANUFACTURING AND MARKETING

     The Yellow IRIS-Registered Trademark- is assembled and tested at the IRIS facility in Chatsworth, California, and marketed and serviced through its own sales and service forces throughout the United States. The basic list price of The Yellow IRIS-Registered Trademark- is $135,000 including installation, training and a one-year warranty. Certain extra-price options are also available. In early 1991, IRIS introduced a lower-priced version of The Yellow IRIS-Registered Trademark- which currently lists for $88,000. This version of The Yellow IRIS-Registered Trademark- is better suited for smaller community hospitals and other areas of less-intensive use such as emergency room and outpatient laboratories. IRIS also has a leasing program under which it has several instruments under lease as of December 31, 1995. Under the terms of the leases, payments may be based on the number of tests performed using The Yellow IRIS-Registered Trademark- or other factors, and IRIS is responsible for servicing the instruments. In addition, some hospitals lease The Yellow IRIS-Registered Trademark- through medical equipment companies which, in turn, purchase The Yellow IRIS-Registered Trademark- from IRIS. IRIS sells and rents its workstations through its own direct sales force.

     IRIS manufactures and/or markets most of the disposable reagents and other materials (commonly referred to as consumables) used in the operation and maintenance of The Yellow IRIS-Registered Trademark-, including the recently introduced CHEMSTRIP/IRIStrip-TM- urine test strips which are manufactured by BMC and distributed exclusively by IRIS. See "Strategic Alliance with Boehringer Mannheim -- Distribution of CHEMSTRIP/IRIStrip-TM- Test Strips and Custom Reader." IRIS also provides a one-year warranty for its instruments, and believes that the reliability of the equipment is within industry standards. Thereafter, service is generally provided under an annual service contract or less frequently on a per-call basis, both of which generate additional revenues for IRIS. All warranty and service is provided nationwide by its own field service organization.

     In 1995, IRIS began implementing a new strategy to expand its urinalysis business by adding a line of proprietary cost-effective, outcome enhancing urinalysis products suitable for laboratories of all sizes. As part of this strategy, IRIS acquired (i) the digital refractometer product line of Biovation, Inc. in March 1995, (ii) the complete business of StatSpin Technologies in February 1996 and (iii) the urinalysis business of UroHealth Systems, Inc. in March 1996. See "Recent Acquisitions." The Biovation digital refractometers are currently being assembled and tested at the IRIS facility in Chatsworth, California, and the consumables are being manufactured by the independent suppliers previously used by Biovation. IRIS markets the refractometer and related consumables under the Biovation tradename through previously existing distribution channels. IRIS plans to continue the StatSpin business using primarily its existing management, facilities and distributors. Finally, IRIS intends to transfer production of the UroHealth and Biovation product lines to StatSpin and market these products under the IRIS/StatSpin label through StatSpin's existing distribution channels.

     IRIS depends on outside suppliers for most of its parts and raw materials and has not experienced any significant problems to date with respect to procurement of supplies. In an effort to minimize the potential for disruption of its sources, IRIS attempts to maintain an adequate inventory of parts and raw materials not readily available from alternative sources. Occassionally, suppliers modify or discontinue the production of certain key parts and IRIS is forced to implement design changes to incorporate a new part from the same or a different vendor. While IRIS has successfully implemented such design changes in the past without significant adverse effects (and, in some cases, with significant cost advantages), there can be no assurance that future modifications or discontinuances will not have an adverse effect on the cost of goods for IRIS products.

FUTURE DEVELOPMENTS

THE YELLOW IRIS-REGISTERED TRADEMARK- AND URINALYSIS

     IRIS continues to work to increase the cost-effectiveness, speed and reliability of The Yellow IRIS-Registered Trademark-. IRIS has developed procedures and software for adapting the AIM technology used in The Yellow IRIS-Registered Trademark- to other uses such as examining cerebrospinal, peritoneal, pleural, seminal and other body fluids and determining the necessity of preparing a urine culture when bacterial infection of the urinary tract is suspected. Regulatory clearance was obtained in 1992 for blood cell counting in peritoneal and pleural fluids and peritoneal lavage and dialyzate, and IRIS began marketing testing of these body fluids as an optional feature on The Yellow IRIS-Registered Trademark-. IRIS obtained clearance for cerebrospinal and seminal fluids in 1994 and synovial and pericardial fluids in 1996. Although none of these tests are done with the frequency of urinalyses, they take longer when performed manually, and thus the addition of this capability spreads the capital cost of the instrument over a larger test base, enhancing the utility and financial justification of The Yellow IRIS-Registered Trademark-. See "Commercial Regulation." IRIS is also pursuing further demonstration of its urine culture screening in several other laboratories in order to satisfy a request from the FDA before this additional capability is cleared for commerce. IRIS also continues to develop software and other analytical refinements to increase the speed of The Yellow IRIS-Registered Trademark- and hardware refinements to further improve its reliability.

     IRIS has made numerous improvements in The Yellow IRIS-Registered Trademark- over the years, including the IRISensor-TM- camera, IRISpeed Plus-TM-high-performance software, IRIScope-TM- body fluid cell counting capabilities, the multi-band image processor, and in July of 1995 introduced new enhanced versions of both of its models of urinalysis workstations. Many potential additional improvements are available from IRIS work on The White IRIS-Registered Trademark- and other projects have been adapted in the reference laboratory system. IRIS believes sustained incorporation of on-going improvements into The Yellow IRIS-Registered Trademark- will require a substantial amount of research and development time and financial resources. While IRIS believes that it has the technical ability and financial resources for such an undertaking, IRIS has used alternative sources of funding, such as the joint development program for commercialization of The White IRIS-Registered Trademark- with LDA, a collaborative arrangement with Boehringer Mannheim and a joint development program with Poly U/A Systems Inc. ("PSI"), described in more detail below.

     During the first quarter of 1995, IRIS and BMG announced a joint project to develop an advanced automated urinalysis system for reference laboratories based on the proprietary technologies of both companies. The new reference laboratory system, called the 900UDx urine pathology system, designed to the meet the high volume and other special requirements of reference laboratories, was unveiled at the Clinical Laboratory Management Association meeting in Minneapolis in August and is currently awaiting FDA clearance for commercial introduction. See "Strategic Alliance with Boehringer Mannheim -- Joint Development of Reference Laboratory System."

     In September 1995, IRIS and PSI entered into a joint project to develop several new products based on IRIS technology (the PSI Products) to further enhance automation in the urinalysis field. These products are expected to have dual potential as both stand-alone products and enhancements to the IRIS flagship products, The Yellow IRIS-Registered Trademark- series of urinalysis workstations. Under the terms of this project, PSI will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use the newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS-Registered Trademark-. PSI has retained IRIS to conduct research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS is funding the first $15,000 per month, up to a maximum of $500,000, of the cost of the project, and PSI is reimbursing IRIS for the excess.

     PSI, a privately-held company based in Los Angeles, California, was organized by IRIS in June 1995 to undertake the commercial development of the PSI Products. In order to fund its share of the project, PSI raised net proceeds of approximately $2.0 million through the sale of 128 units at a price of $20,000 per unit. Each unit consisted of 2,000 shares of PSI's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. IRIS also issued warrants to the placement agent and the finder to purchase an aggregate of 150,000 shares of IRIS Common Stock at $7.80 per share for a period of five years.

     IRIS has an option until 121 days after termination of the project with PSI (which terminates not later than July 31, 1998) to acquire all of the Common Stock of PSI at prices rising over time from $14.00 to $20.00 per share of PSI Common Stock or an aggregate of $3.6 million to $5.1 million for all the outstanding shares of PSI Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock valued at the 20-day average closing price just prior to exercise. If, at the time of exercise, PSI has completed product development and obtained FDA clearance to market any new products, IRIS would likely capitalize that portion of the purchase price attributable to completed products and amortize it over the estimated useful life of the completed technology. IRIS would likely allocate a substantial portion of the balance of the purchase price (plus any PSI liabilities outstanding at the time of acquisition) to any products which have not been completed and approved for marketing by the FDA and would record a nonrecurring, noncash (if purchased with IRIS stock) charge against earnings in that amount for the acquisition of in-process research and development (i.e. work-in-process not yet cleared by the FDA).

THE WHITE IRIS-REGISTERED TRADEMARK-  AND HEMATOLOGY

     In 1990, upon receiving a Small Business Innovative Research (SBIR) grant, IRIS shifted its new product efforts to development of The White IRIS-Registered Trademark- leukocyte differential analyzer. See "Research and Development Expenditures" below in this section. Automated hematology analyzers currently on the market can identify five types of white blood cells (leukocytes), known as a five-part differential analysis, but 30% to 50% of the specimens must then be examined further microscopically for proper diagnosis. Microscopic examination is labor intensive and hazardous because it requires removing the stopper on the blood collection tube, transferring a drop of blood to a microscope slide, carefully smearing the blood across the slide, drying the smear, fixing the cells in methanol, applying a stain to the fixed cells, washing and drying the stained slide, mounting it onto the microscope stage and finding, observing, classifying and counting 100 or more white blood cells. The White IRIS-Registered Trademark- leukocyte differential analyzer would be positioned to replace this lengthy manual procedure, thereby attempting to complement rather than compete with existing hematology analyzers.

     In April, 1992, LDA Systems, Inc. ("LDA") was organized to complete commercial development of The White IRIS-Registered Trademark-. LDA successfully closed a public offering of Units in October, 1992. Each Unit consisted of one share of callable LDA Common Stock and ten IRIS Warrants, each warrant entitling the holder to purchase one share of IRIS Common Stock for $0.75. On July 12, 1993, the IRIS warrants were automatically adjusted to reflect the effect of a 1-for-5 reverse split of the IRIS common stock. As a result, each five warrants entitled these holders to purchase one share of IRIS common stock for $3.75. After reimbursing IRIS for the costs of the offering, the net proceeds to LDA amounted to $774,000.

     As a result of the success of the offering, LDA and IRIS entered into a joint development program in October, 1992 to complete commercial development of The White IRIS-Registered Trademark-. The program consisted of a Technology License Agreement and a Research and Development Agreement. Under the Technology License Agreement, IRIS granted LDA an exclusive, worldwide royalty-free license to use IRIS technology to develop, manufacture and market The White IRIS-Registered Trademark-. Under the Research and Development Agreement, LDA retained IRIS to conduct research, development, clinical evaluation and pre-market testing of The White IRIS-Registered Trademark-. LDA funded the costs of performing such work up to an aggregate amount equal to the net proceeds of the offering less certain expenses, and IRIS funded over a three-year period up to $500,000 of such costs.

     By the end of 1993, LDA had exhausted all of its initial funds. IRIS temporarily increased its research and development funding while LDA sought additional funding. LDA secured $1.2 million of additional funding from Corange in April 1994 and subsequently repaid IRIS $206,000 for the interim funding in excess of its contractual commitment. As part of the Corange investment, LDA and Corange agreed to pursue discussions concerning a possible joint venture to develop a hematology workstation. See "Strategic Alliance with Boehringer Mannheim -- Corange Funding for The White IRIS-Registered Trademark- Project."

     In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. As a result of the acquisition, IRIS incurred a non-recurring, non-cash charge of $2.9 million against earnings in the second quarter for the acquisition of in-process research and development (i.e., work in process not yet cleared for interstate commerce by the FDA). LDA was merged into IRIS in December 1995.

     The White IRIS-Registered Trademark- uses a patented stain, 2-methylpolymethine (2-MPM), which was developed by Cytocolor, Inc. and licensed exclusively to IRIS. White blood cells express unique colors when stained with 2-MPM. These color differences can be discerned automatically by machine algorithm. Under the terms of the license, IRIS will pay Cytocolor royalties of $1,000 each on the sale of the first 1,000 units of The White IRIS-Registered Trademark- plus 8% of the net selling price of consumable products containing 2-MPM, subject to a minimum annual royalty of $20,000.

     To date, IRIS has manufactured six prototype instruments which successfully incorporate most of the technology considered essential for the commercial market. Of these, the three most recent instruments were manufactured in compliance with FDA standards for "good manufacturing practices." Nonetheless, some additional refinements may be required before The White IRIS-Registered Trademark- will be ready for the commercial market.

     These prototypes can perform a differential analysis which includes identifying the five types of normally occurring white blood cells plus a number of abnormally occurring immature white blood cells, variant lymphocytes and other cells. Images of any cells not recognized by the analyzer also can be saved for subsequent technologist review, thus generally eliminating the need for most manual specimen preparation. The White IRIS-Registered Trademark- uses multicolored image analysis, a powerful new and proprietary extension of AIM technology for which IRIS has obtained its first two patents. IRIS has identified other potential patent applications in the area of specimen preparation as well as image analysis. IRIS also owns an exclusive worldwide license to several patents which cover the unique stain used by The White IRIS-Registered Trademark-, as well as the multicolor expression of the stain in white blood cells, subject to certain minimum royalty obligations.

     IRIS submitted a 510(K) application for FDA clearance to market The White IRIS-Registered Trademark- in July of 1995. See "Commercial Regulation." Assuming such clearance is granted, IRIS expects to bring The White IRIS-Registered Trademark- to market after having completed its commercial development. However, there can be no assurance that the project will have produced a commercially feasible or successful product.

THE PURPLE IRIS-REGISTERED TRADEMARK- AND CYTOLOGY

     The Purple IRIS-Registered Trademark- is intended to be a semi-automated slide-based video microscope designed to perform as a cytopathology workstation in the objective measure of certain qualities found in biopsy specimens. Examination of biopsy specimens is the single most labor-intensive professional activity in surgical pathology today. A biopsy basically consists of the manual microscopic observation of cells and histological tissue and the subjective assessment, based on intra and intercellular appearance, of cancer and its severity. IRIS has completed ten pilot systems, some of which were evaluated in a number of medical laboratories. Although those trials demonstrated the clinical utility of The Purple IRIS-Registered Trademark-, IRIS also believes that operation of The Purple IRIS-Registered Trademark- must be refined and made capable of performing additional laboratory procedures before it can become commercially viable. As a consequence, commercial delivery of instruments cannot be expected until after further development is completed. IRIS does not currently plan to conduct any further significant development of The Purple IRIS-Registered Trademark- unless additional outside funding is secured, an effort which has been subordinated for the time being to that for The White IRIS-Registered Trademark-.

POSSIBLE FUTURE PRODUCTS

     IRIS believes the technology it has developed may have a number of other potential applications in the clinical laboratory. These include an immunochemistry workstation and an automated PAP smear reader. However, no assurance can be given that any such new products will be developed. Moreover, the regulatory, technical and financial obstacles to the introduction of any such products are expected to be significant and could prove insurmountable for a company the size of IRIS.

RESEARCH AND DEVELOPMENT EXPENDITURES

     IRIS spent $1,905,000, $1,580,000 and $1,005,000 for research and development during 1995, 1994 and 1993, respectively. The 1995, 1994 and 1993 figures include $1,495,000, $1,258,000, and $638,000 of costs incurred under research and development contracts, principally in conjunction with LDA, PSI and the joint project with BMG.

COMMERCIAL REGULATION

     The Yellow IRIS-Registered Trademark-, The White IRIS-Registered Trademark-, and The Purple IRIS-Registered Trademark-, as well as any other instruments which IRIS may in the future sell to clinical laboratories, are subject to the provisions of the Federal Food, Drug and Cosmetic Act (FDCA). However, the requirements imposed on a manufacturer of medical devices, while exacting, are considerably less burdensome than those imposed on drug manufacturers. IRIS must advise the Food and Drug Administration (FDA) through the submission of a 510(k) application that any diagnostic device it intends to sell to clinical laboratories will provide "substantially equivalent performance" to a device marketed prior to May 28, 1976, or since introduced into commerce in compliance with the FDCA. The FDA then must determine whether or not the information submitted by IRIS justifies clearance of the product for marketing. The Yellow IRIS-Registered Trademark- was cleared for marketing as a urinalysis workstation in 1983.
The Purple IRIS-Registered Trademark- was cleared for marketing for general microscopy in 1988. To date, IRIS has obtained FDA clearance to market The Yellow IRIS-Registered Trademark- for blood cell counting in eight body fluids: peritoneal and pleural fluids and peritoneal lavage and dialyzate in 1992, cerebrospinal and seminal fluids in 1994 and synovial and pericardial fluids in March of 1996. IRIS has also submitted an application for clearance to market the urine culture screening adaptation of The Yellow IRIS-Registered Trademark- and is currently collecting additional test data requested by the FDA for this application. An improved version of The Yellow IRIS-Registered Trademark- containing a new urine test strip reader for use with CHEMSTRIP/IRIStrips-TM- was cleared in 1994. In April 1995, the FDA cleared for marketing by IRIS a new set of urine chemistry controls for use with a variety of BMC's CHEMSTRIP urine test strips. IRIS submitted applications for clearance to market The White IRIS-Registered Trademark- in July of 1995 and the 900UDx urine pathology system in January of 1996.

     IRIS has also registered with the FDA as a manufacturer. IRIS must maintain "Good Manufacturing Practices" involving documentation and recordkeeping to insure reproductibility and traceability of components and products as well as "Pre-Production Design Validation" involving product development procedures ensuring device safety and performance. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve product license applications or to allow the Company to enter into supply contracts and criminal prosecution. The FDA also has the authority to revoke product licenses and establishment licenses previously granted. Failure to comply with present or future regulatory requirements, or new information reflecting on the safety or effectiveness of an approved product, can lead the FDA to withdraw its approval to market the product.

     Various states have also enacted statutory provisions regulating medical devices. The impact of such regulations have been minimal on the business of IRIS. IRIS has been inspected annually by the State of California, and the results of these inspections have generally been favorable. It has been inspected twice by the FDA, most recently in March of 1996. During this last inspection, the company was cited for four minor deficiencies for which remedial steps are already underway. Although it is IRIS policy to strive for full compliance and to be prudent in regulatory matters, IRIS cannot predict what impact, if any, further regulation by the states or the federal government may have on its business in the future.

PATENTS AND COPYRIGHTS

     IRIS is pursuing broad protection of its proprietary technology through the filing of various patent applications. IRIS has received U.S. patents relating to (1) its slideless microscope, expiring in 2000; (2) electronic composition of images, expiring in 2000; (3) the use of image analysis in measuring the extent of immunochemical reactions carried out on solid particles, expiring in 2001; (4) optical image modification, expiring in 2002; (5) a logic scheme and artificial intelligence used to perform microscopic urinalyses and other diagnosis tests, expiring in 2003; (6) a method for data compression, expiring in 2002; (7) a method for determining the origin of blood cells and bacteria in urine, expiring in 2003; (8) a variation of the logic scheme and artificial intelligence patent, expiring in 2003; (9) analyzing particles in dilute fluids, a variation of the electronic composition of images patent, expiring in 2000; (10) rapid automatic focusing of microscopic images, expiring in 2009; (11) simultaneous color image processing, expiring in 2009; (12) novel color descriptors for differentiating cells, expiring in 2009; (13) differentiating materials based upon a dynamically changing threshold, expiring in 2010; (14) a method of extracting quantile measures from cell images, expiring in 2012; (15) accelerated gravitational separation of whole blood, expiring in 2013; (16) a broadened version of simultaneous color image processing, expiring in 2012;
(17) a composition of matter of separated phases from whole blood settling by our accelerated process, expiring in 2013; and (18) a method of differentiating cells based upon color ratios, expiring in 2009. Five other U.S. applications and a number of foreign applications corresponding to U.S. patents and applications have been filed dealing with various areas of IRIS technology. Numerous additional disclosures of potentially patentable inventions have been made, some of which may result in additional patent applications. IRIS has received patents from Great Britain, Australia, Canada, Germany, France and Japan corresponding to some of its U.S. patents. In connection with its recent acquisitions,

IRIS acquired (i) from Biovation the U.S. patent for the method and apparatus for automatic flow-through digital refractometer, (ii) from StatSpin Technologies seven U.S. Patents relating to centrifuges and (iii) from UroHealth Systems eight U.S. Patents for the CenSlide-Registered Trademark-, FloStar-Registered Trademark- and related urinalysis devices. See "Business -- Recent Acquisitions." IRIS claims copyright in its software and other features.
Except for the aforementioned limited application license of its earlier technology granted to TOA and the license granted to Poly U/A Systems in connection with its development program, IRIS retains exclusive rights to all its patents and copyrights. See "Markets and Competition" and "Future Developments -- The White IRIS-Registered Trademark-."

     IRIS has an exclusive license from Cytocolor, Inc. for the patented 2-MPM stain used in The White IRIS-Registered Trademark-. Cytocolor has pursued patent protection of the 2-MPM stain through the filing of various patent applications in the U.S. and abroad. Cytocolor has received U.S. patents relating to (1) differential staining of immature leukocytes, (2) unique staining properties in both transmitted light and fluorescence microscopy, (3) staining of major leukocyte subtypes in blood and bone marrow specimens and (4) differential staining of lymphocyte subpopulations. These patents expire during the years 2000 to 2003. Corresponding patents have been granted and/or issued in the United Kingdom, France, Italy, Canada, Germany and Japan.

     While IRIS believes it has significant protection based on the above patents and claims previously made and pending in its other applications (assuming those claims are also allowed), there can be no assurance that any additional applications will be approved or that any patents issued will prove to be of commercial benefit. Although a patent has a statutory presumption of validity in the United States, both the validity and enforceability of a patent can be attacked after its issuance. Accordingly, any patents received by IRIS or Cytocolor may not afford any protection against competitors with similar products. In addition, the costs of any litigation to enforce patents which may be obtained by IRIS, or to defend against infringement claims, could be substantial. IRIS considers the above patents and copyrights to be important to its business.

     Although IRIS knows of no patents which would be infringed by instruments IRIS may sell, it can give no assurances that such patents have not or will not be issued. On the other hand, in 1994, IRIS notified Intelligent Medical Imaging, Inc. (IMI), a new company demonstrating a new slide-based imaging system at various trade shows, that it believed IMI's system as displayed infringed at least two of the above mentioned patents. Discussions with IMI were unsatisfactory, and the companies are now litigating the issues. See "Legal Proceedings."

     IRIS also owns various trademarks for its products, including "IRIS-Registered Trademark-", "The Yellow IRIS-Registered Trademark-", "The White IRIS-Registered Trademark-" and "The Purple IRIS-Registered Trademark-" which have been federally registered. In 1992, IRIS discovered that another company was using "IRIS" as a trademark for ophthalmic lasers and as part of its trade name, IRIS Medical Instruments, Inc. IRIS opposed an application by this company to register the IRIS mark and brought suit for trademark and trade name infringement. The matter was settled through informal negotiations with IRIS Medical Instruments agreeing to curtail the use of IRIS in its corporate identification and limit the use of IRIS as a trademark to only ophthalmic devices. IRIS more recently opposed an application by Hitachi to use the look-alike and sound-alike mark "AIRIS" on some of its large body scanners. Through its recent acquisitions, IRIS acquired rights to the following additional federally registered trademarks: (i) from Biovation a license to use the Biovation-Registered Trademark- trademark for sales of clinical laboratory devices and consumable products, (ii) from StatSpin ownership of the StatSpin-Registered Trademark-, Safecrit-Registered Trademark-, Lipoclear-Registered Trademark-, Flagtag-Registered Trademark-, Miniplasma-Registered Trademark-, MicroMDLC-Registered Trademark-, Microplasma-Registered Trademark-, and Plasmarotor-Registered Trademark- trademarks, and (iii) from UroHealth Systems ownership of the CenSlide-Registered Trademark- and FloStar-Registered Trademark- trademarks. See "Business -- Recent Acquisitions."

EMPLOYEES

     At December 31, 1995, IRIS had 83 full-time employees, as compared to 65 at the end of 1994, including 14 in research and development, 21 in marketing and sales, 25 in field service, 18 in product reliability and manufacturing and 5 in corporate management and general administration. IRIS also uses outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and IRIS believes that its employee relations are satisfactory. The success of IRIS operations depends in large part on its ability to attract and retain experienced personnel. Such experienced personnel are in great demand, and IRIS must compete for their services with other firms which, because of their maturity and resources, might be able to offer more favorable salaries and/or benefits.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

     IRIS had export sales of $183,000, $199,000, and $0 in 1995, 1994 and 1993, respectively.

     TOA was an exclusive distributor of The Yellow IRIS-Registered Trademark-for the Japanese market, but did not purchase any units from IRIS since 1988. The exclusivity of TOA's distributorship terminated in 1991 for failure to submit a plan to remedy its lack of performance, and TOA officially resigned its distributorship in December 1995.

     Late in 1991, IRIS established two new distributorships, one in Italy and another in Taiwan, as first steps in its intended renewal of international efforts. The Taiwanese distributorship has been actively demonstrating The Yellow IRIS-Registered Trademark- to potential customers in its market, but has placed only ONE unit to date. The Italian distributorship has not been actively demonstrating The Yellow IRIS-Registered Trademark- to potential customers, and IRIS is currently in discussions regarding the future of this distributorship.

     If IRIS and BMG are successful in the development of the new reference laboratory system, IRIS will have the exclusive right to distribute the system in the United States and Canada and BMG will have the exclusive right to distribute the system in the rest of the world except Italy and Taiwan. Pending FDA clearance, IRIS intends to review its existing distributorships in Italy and Taiwan, with a view towards gaining BMG distribution of the new reference laboratory system in these countries.

ITEM 2.   PROPERTIES.

     IRIS is located at 9162 Eton Avenue, Chatsworth, California, in approximately 26,000 square feet of leased office, laboratory and manufacturing space. The total monthly rent for this space is approximately $13,600, subject to annual adjustments tied to the Consumer Price Index. Through its StatSpin subsidiary (acquired in March 1996) located at 85 Morse Street, Norwood, Massachusetts, IRIS leases an additional 10,851 square feet of office, laboratory and manufacturing space. The monthly rent for this space is approximately $7,100. While IRIS does not have any material amount of unused space in its facilities, it has sufficient capacity now and expects its capacity to be sufficient to meet any reasonable production increases in the near term.

ITEM 3.   LEGAL PROCEEDINGS.

     In 1994, IRIS became aware that a company called Intelligent Medical Imaging, Inc. (IMI), was demonstrating a new slide-based microscopic imaging system at various trade shows. After further examination of the IMI system, IRIS notified IMI that its system infringed at least two IRIS patents. The parties then entered into negotiations regarding the licensing of these and possibly other IRIS patents to IMI. The parties were unable to reach an agreement and, on October 19, 1995, IMI filed a complaint in the United States District Court for the Southern District of Florida. In its complaint, IMI seeks, among other things, declaratory judgments that (I) IMI's system does not infringe either of the two IRIS patents in question, (ii) both of such IRIS patents are invalid and (iii) both of such IRIS patents are unenforceable against IMI due to misuse of the patents by IRIS. IMI has also alleged in its complaint that IRIS is in violation of certain U.S. antitrust laws. IRIS is vigoroulsy defending both patents and pursuing infringement claims against IMI.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.
                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

     The IRIS Common Stock is traded on the American Stock Exchange under the symbol "IRI." The closing price of the IRIS Common Stock on March 25, 1996 was $6.75 per share. The following table sets forth the high and low closing prices reported by the American Stock Exchange for the period January 1, 1994 through December 31, 1995:

                                        1994                     1995
                              --------------           --------------
                              HIGH      LOW            HIGH      LOW
                              ----      ---            ----      ---
     FIRST QUARTER            6-1/8     3-7/8          8-7/8     5-3/8

     SECOND QUARTER           5-1/2     4-1/16         8-3/8     6-1/8

     THIRD QUARTER            5-7/8     4-3/16         7-1/2     6-1/4

     FOURTH QUARTER           7-1/8     4-5/8          7-7/8     6-1/2


As of March 25, 1996, IRIS had approximately 4,752 holders of record of its Common Stock.

     IRIS intends to employ all available funds in the development of its business. Consequently, it has not and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

     This information is derived from, and should be read in conjunction with, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Financial Statements, including the Notes thereto.


                                                                                              For the year ended December 31,
                                                       ----------------------------------------------------------------------
                                                             1991           1992           1993           1994           1995
                                                       ----------------------------------------------------------------------

     Net revenues. . . . . . . . . . . . . . . . .     $5,649,052     $7,806,818     $9,481,454    $10,661,943    $12,764,722
     Interest and other income . . . . . . . . .          190,140        201,010        143,790        273,352        405,485
     Net income  . . . . . . . . . . . . . . . .          172,171        772,377      1,280,562      1,472,886      2,091,431
     Net income per share. . . . . . . . . . . .             $.04           $.16           $.26           $.28           $.35
     Working capital . . . . . . . . . . . . . .        4,311,844      4,675,451      6,351,787      7,196,318     10,799,689
     Total assets. . . . . . . . . . . . . . . .        6,356,572      7,861,842      9,545,215     12,128,384     21,207,839
     Total liabilities . . . . . . . . . . . . .        1,421,364      1,822,449      2,091,175      2,429,356      2,674,669
     Shareholders' equity. . . . . . . . . . . .        4,935,208      6,039,393      7,454,040      9,699,028     18,533,170
     Net tangible book value per share . . . . . .          $1.05          $1.20          $1.43          $1.76          $1.78
     Cash dividends per share  . . . . . . . . . .           $.00           $.00           $.00           $.00           $.00



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     In 1995, IRIS began implementing a new strategy to expand its urinalysis business by adding a line of proprietary cost-effective, outcome-enhancing urinalysis products suitable for laboratories of all sizes. As part of this strategy, IRIS acquired (i) the digital refractometer product line of Biovation, Inc. in March 1995, (ii) the complete business of StatSpin Technologies in February 1996 and (iii) the urinalysis business of UroHealth Systems, Inc. in March 1996. IRIS may pursue additional acquisitions in the future consistent with this strategy. See "Business -- Narrative Description of Business -- Recent Acquisitions."

     During March 1995, IRIS acquired the digital refractometer product line from Biovation, Inc. for $850,000 in cash and warrants to purchase 75,000 shares of IRIS Common Stock at an exercise price of $8.125 per share. The product line consists of manufacturing and marketing a patented device known as a digital refractometer and the related consumables used in its operation and maintenance. Revenues from this product line averaged approximately $495,000 over Biovation's last three fiscal years.

     During February 1996, IRIS acquired Norwood, Massachusetts based Norfolk Scientific, Inc. for approximately 340,000 shares of IRIS common stock and the assumption of options and warrants to purchase an additional 126,000 shares of IRIS common stock. Norfolk Scientific, which conducts business under the trade name "StatSpin Technologies", manufactures special purpose centrifuges and other small laboratory instruments and plastic consummable items used in their operation. StatSpin had net sales of $3.1 million for the twelve months ended December 31, 1995. The total consideration paid by IRIS (including the immediately realizable value of the assumed options and warrants) is estimated at $3,000,000 based on a negotiated price of $7.58 per share of IRIS common stock in the transaction. The acquisition was accomplished through the merger of a newly-formed subsidiary of IRIS into StatSpin, with StatSpin being the surviving corporation and becoming a wholly-owned subsidiary of IRIS. The acquisition was accounted for using the pooling-of-interests method. In response to the exercise of demand registration rights granted in connection with the acquisition, IRIS filed a registration statement with the Securities and Exchange Commission on March 27, 1996 to register approximately 466,000 shares of IRIS Common Stock which may be offered for sale from time to time by the former securityholders of StatSpin.

     During March 1996, IRIS acquired the urinalysis business of UroHealth Systems, Inc. for $850,000 of which $788,000 was cash and $62,000 the assumption of liabilities. UroHealth Systems generated revenues of approximately $550,000 from this business in 1995. The business consists primarily of manufacturing and marketing two proprietary product lines: the Cen-Slide-Registered Trademark-1500 System for centrifugal urine sedimentation and manual microscopic examination and the FloStar-Registered Trademark- urine specimen collection and dispensing container.

     There were also several significant developments in 1995 related to IRIS' core business of marketing major laboratory instruments and related consumables. IRIS completed the acquisition of LDA Systems, Inc. (LDA) in June 1995 for approximately 498,000 shares of IRIS Common Stock and thereby reacquired all rights to The White IRIS-Registered Trademark- leukocyte differential analyzer. The White IRIS-Registered Trademark- is a major new product which IRIS was developing in a joint program with LDA similar to the current program with PSI (described below). IRIS is currently awaiting FDA clearance to market The White IRIS-Registered Trademark-. However, there can be no assurance that IRIS can secure FDA clearance or that The White IRIS-Registered Trademark- will be a commercially feasible or successful product. As a result of the LDA acquisition, IRIS incurred a non-recurring, non-cash charge of $2.9 million against earnings in the second quarter for the acquisition of in-process research and development (i.e., work in process not yet cleared for interstate commerce by the FDA). See "Business -- Future Developments -- The White IRIS-Registered Trademark- and Hematology".

     Late in the third quarter of 1995, IRIS began marketing two new models (the Model 300 and Model 500) of its flagship product line, The Yellow IRIS-Registered Trademark- series of urinalysis workstations. A new and faster workstation, the Model 500 introduces a series of technology upgrades that make it the most accurate, fastest and easiest-to-use urine profiling system ever built, replacing the long-established Model 450 version of The Yellow IRIS-Registered Trademark-.

     A new and faster low-cost Model 300 workstation also replaces the earlier Model 250 version of The Yellow IRIS-Registered Trademark-. The Model 250 was introduced in 1991 as a lower priced alternative to The Yellow IRIS-Registered Trademark- Model 450. The Model 300 is the lower-priced version of the Model
500. The lower-priced version of The Yellow IRIS-Registered Trademark-accounted for approximately 33% and 36% of all new systems placed during 1995 and 1994, respectively. The lower-priced version is expected to remain a significant percentage of total system sales because of its appeal to more numerous community hospitals. However, the introduction of the new models may change the ratio of sales of both units as the marketplace determines their relative appeal. While the gross margin on the lower-priced version is smaller, IRIS believes it contributes incrementally to the aggregate gross margin earned as it appeals to a market segment that ordinarily would not buy the more expensive model. Because its incremental margin exceeds the incremental operational expenses connected with its sale, it contributes positively to the profitability of IRIS.

     In September 1995, IRIS and Poly U/A Systems, Inc. (PSI) entered into a joint project to develop several new products based on IRIS technology (the PSI Products) to further enhance automation in the urinalysis field. These products are expected to have dual potential as both stand-alone products and enhancements to the IRIS flagship products, The Yellow IRIS-Registered Trademark- series of urinalysis workstations. Under the terms of this project, PSI will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use the newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS-Registered Trademark-. PSI has retained IRIS to conduct research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and PSI will reimburse IRIS for the excess.

     PSI, a privately-held company based in Los Angeles, California, was organized by IRIS in June 1995 to undertake the commercial development of the PSI Products. In order to fund its share of the project, PSI raised net proceeds of approximately $2.0 million through the sale of 128 units at a price of $20,000 per unit. Each unit consisted of 2,000 shares of PSI's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. IRIS also issued warrants to the placement agent and the finder to purchase an aggregate of 150,000 shares of IRIS Common Stock at $7.80 per share for a period of five years.

     IRIS has an option until 121 days after termination of the project with PSI (which terminates not later than July 31, 1998) to acquire all of the Common Stock of PSI at prices rising over time from $14.00 to $20.00 per share of PSI Common Stock or an aggregate of $3.6 million to $5.1 million for all the outstanding shares of PSI Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock valued at the 20-day average closing price just prior to exercise. If, at the time of exercise, PSI has completed product development and obtained FDA clearance to market any new products, IRIS would likely capitalize that portion of the purchase price attributable to completed products and amortize it over the estimated useful life of the completed technology. IRIS would likely allocate a substantial portion of the balance of the purchase price (plus any PSI liabilities outstanding at the time of acquisition) to any products which have not been completed and approved for marketing by the FDA and would record a nonrecurring, noncash (if purchased with IRIS stock) charge against earnings in that amount for the acquisition of in-process research and development (i.e. work-in-process not yet cleared by the FDA).

     In 1994, IRIS developed a strategic alliance with Boehringer Mannheim Corporation (BMC), an Indianapolis-based manufacturer of diagnostic products, and Boehringer Mannheim GmbH (BMG), BMC's German affiliate and a world leader in clinical chemistry. BMC and BMG are wholly-owned subsidiaries of Corange Limited (Corange), a diversified healthcare company with 1995 worldwide sales of more than $3.5 billion. All three companies underwent a significant management restructuring in 1995. As a result of the restructuring, together with certain events which followed the restructuring, IRIS initiated discussions with BMG to address several concerns. Based on the position of the BMG management to date, IRIS believes that these concerns can be adequately addressed. Nonetheless, IRIS cannot predict what changes, if any, in the IRIS/BMG alliance will result from these discussions. See "Business -- Strategic Alliance with Boehringer Mannheim."

     The CHEMSTRIP/IRIStrips-TM- became a significant source of revenues in 1995, as more than sixty percent of existing IRIS customers have converted to the new test strips. IRIS began marketing the new test strips during the fourth quarter of 1994 concurrently with the introduction of an improved version of The Yellow IRIS-Registered Trademark- featuring the new CHEMSTRIP-Registered Trademark- urine test reader. BMC designed and manufactures both the test strips and the readers especially for The Yellow IRIS-Registered Trademark-.
See "Business -- Strategic Alliance with Boehringer Mannheim -- Distribution of CHEMSTRIP/IRIStrip-TM- Urine Test Strips and Custom Reader."

     In July 1995, IRIS and BMG unveiled a prototype of the new IRIS/BMC 900UDX-TM- Urine Pathology System, a high-capacity, automated urinalysis system for reference laboratories based on the proprietary technologies of both companies. The 900UDX-TM-, part of The Yellow IRIS-Registered Trademark- series of urinalysis workstations, is being jointly developed by IRIS and BMG. Pending FDA clearance, the 900UDX-TM- will be manufactured by IRIS in its Chatsworth, California facility and distributed by IRIS in North America and through BMG and its affiliates overseas. However, there can be no assurance that IRIS can secure FDA clearance or that 900UDX-TM-will be a commercially feasible or successful product. See "Business -- Strategic Alliance with Boehringer Mannheim -- Joint Development of Reference Laboratory System."

     IRIS, like many other companies in the clinical laboratory instrumentation business, is feeling the impact of Medicare reimbursement regulations and current economic conditions which have intensified the review of capital expenditures by hospitals. One result has been slower than expected replacement sales as IRIS customers postpone capital expenditures and continue using The Yellow IRIS-Registered Trademark- beyond its five-year anticipated life. On the other hand, IRIS believes a longer instrument life may benefit new customer sales by providing greater product justification. IRIS also believes the impact of intensified capital expenditure reviews may be mitigated by the current widespread shortage of medical technologists since its products reduce the number of medical technologists needed in the laboratory and by the increased interest in better outcomes since its products can produce more accurate and faster results. See "Business -- Cost Containment."

     Nonetheless, healthcare is an area of extensive and dynamic change, and IRIS cannot predict future changes in the healthcare field or their impact on its business. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The costs of certain proposals would be funded in part by reductions in payments by governmental programs, including Medicare and Medicaid to healthcare providers. At the present time, IRIS believes that the effectiveness of The Yellow IRIS-Registered Trademark- should be even more beneficial to hospitals if their revenues are further controlled. However, if IRIS is unable to convince potential customers of this fact, these changes could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

     1995 COMPARED TO 1994

     IRIS had net income of $2.1 million for 1995, an increase of $.6 million (or 42%) from net income of $1.5 million in 1994. An increase of $.3 million in income from sales was offset by a comparable increase in net costs associated with research and development contracts. The improvement in income from sales is primarily attributable to increased sales of workstations, service contracts and related supplies, including the first full year of sales of CHEMSTRIP/IRIStrips-TM- and nine months of sales of the recently acquired Biovation product line, and decreased field service costs. The
$.6 million increase in overall net income was the result of a $3.6 million non cash deferred tax benefit due to the reduction of the Company's deferred tax valuation allowance (discussed below), after recognition of a $2.9 million nonrecurring charge related to the acquisition of LDA. See "Overview" above regarding the LDA acquisition.

     In 1995, IRIS recognized a tax benefit of $3.6 million through a reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history as well as an assessment that operations will continue to generate taxable income. Realization of the deferred tax assets are dependent upon continued generation of sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     These results also include interest income from investments of $307,000 for 1995, compared to $162,000 in 1994. The $145,000 increase in interest income is due largely to the increased amounts of invested cash. "See Liquidity and Capital Resources."

     The above results also include other income consisting of royalties from TOA of $98,000 for 1995, compared to $111,000 for 1994. The 1995 royalty amount reflects an agreement with TOA to temporarily increase the amount of the royalty from 3% to 5% and the scope of the royalty to apply to revenues on consumables and service contracts, as well as instruments. These changes were made retroactive to October 1994 and expire in September 1996, at which time the scope and amount of the royalty will revert to their original term unless TOA exercises its right under the temporary agreement to negotiate a permanent change to the license.

     Net sales (excluding revenues from research and development contracts) increased 24% to $11.9 million for 1995 from $9.6 million during 1994. The $2.3 million increase was attributable primarily to an increase in sales of workstations and related supplies. Cost of goods sold (excluding the cost of research and development contracts) increased from approximately $4.7 million in 1994 to approximately $5.5 million in 1995 and decreased as a percentage of sales from 49% to 46% as a result of improved utilization of service parts and increased sales of consumables.

     Total research and development expenses, including the costs of development contracts, increased to $1.9 million in 1995 from $1.6 million in 1994, as IRIS continued to invest in the development of new applications and further improvements in its technology. Research and development expenses related to The White IRIS-Registered Trademark- decreased to $782,000 for 1995 from $1,258,000, in 1994, and were offset by related revenues of $202,000 in 1995 and $1,078,000 in 1994 from LDA. Research and development expenses on this project decreased significantly following submission to the FDA of an application for clearance to market The White IRIS-Registered Trademark-, and the offsetting revenues ceased when IRIS acquired LDA. Research and development expenses related to the 900UDX-TM- reference laboratory system were $682,000 for 1995 and were offset by revenues of $640,000 from BMG. Research and development expenses related to the PSI Products were $30,000 for 1995. Research and development expenses unrelated to these three projects increased to $410,000 in 1995 from $321,000 in 1994 as research and development activity, in general, was intensified. See "-- Overview", "Business -- Future Developments -- The White IRIS-Registered Trademark- and Hematology", "Business -- Strategic Alliance with Boehringer Mannheim -- Joint Development of Reference Laboratory System."

     Marketing and selling expenses in 1995 increased by almost $665,000, to $2.4 million, compared to 1994. The increase is due largely to a greater emphasis on direct marketing. General and administrative expenses of $1.9 million for 1995 increased by $516,000 from 1994. The increase in these expenses is due to a variety of factors including increases related to enlarged business and the installation of a new computer network.

     1994 COMPARED TO 1993

     Net income in 1994 increased to $1,473,000 from $1,281,000 in 1993.
Operating income increased $85,000 to $1,279,000 in 1994 from $1,194,000 in 1993 due to increased sales of service contracts and consumables. Net sales of workstations were relatively unchanged but contributed less to operating income in 1994 because of lower margins on replacement systems sold through an aggressive trade-in program. Net income included interest income from investments of $162,000 in 1994 and $105,000 in 1993. The $57,000 increase in interest income is due to increased amounts of invested cash, generally higher interest rates and redirecting cash from interest-bearing bank accounts to short- and long-term investments. See "Liquidity and Capital Resources." Net income also included other income which consisted of royalties from TOA of $111,000 in 1994 and $35,000 in 1993.

     Net sales (excluding revenues from research and development contracts) increased to $9.6 million in 1994 from $9.0 million in 1993. This increase was attributable primarily to a $629,000 increase in revenues from service contracts. Improved sales of workstations and related supplies in the last three quarters of 1994 were offset by unusually slow sales of workstations during the first quarter of the year. Costs of goods sold (excluding costs of research and development contracts) increased to $4.7 million in 1994 from $4.3 million in 1993 and increased as a percent of sales, 49.0% in 1994 compared to 47.7% in 1993, as the result of a higher cost of service parts.

     Total research and development expenses, including costs incurred on development contracts, increased to $1.6 million in 1994 from $1.0 million in 1993 as IRIS continued its work under the Research and Development Agreement with LDA. Research and development expenses related to The White IRIS-Registered Trademark- increased to $1,258,000 in 1994 from $638,000 in 1993, but were offset by related revenues of $1,078,000 and $457,000 in 1994 and 1993, respectively, from LDA under the Research and Development Agreement. Research and development expenses unrelated to The White IRIS-Registered Trademark-decreased slightly to $321,000 in 1994 from $368,000 in 1993.

     Marketing and selling expenses in 1994 increased $116,000 in 1994 to $1.7 million as IRIS continued to expand the coverage of its sales territories and increase its product promotion and participation at trade shows. General and administrative expenses of $1.4 million in 1994 remained consistent with amounts spent on general and administrative expenses in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by $3.6 million since December 31, 1994 to a total of $10.8 million at December 31, 1995. IRIS generated cash of $112,000 from the sale of stock to employees and $1.6 million from the exercise of warrants issued in connection with LDA offerings. See "Business
- --Future Developments -- The White IRIS-Registered Trademark- and Hematology". Total accounts receivable increased by approximately $900,000 in line with the increased sales level in 1995. Inventory increased $804,000 to accommodate several new products, including the CHEMSTRIP/IRIStrips-TM-. Total current liabilities were relatively unchanged during the period.

     During 1995, IRIS invested approximately $667,000 in new machinery and equipment, $887,000 in the acquisition of the Biovation product line and $138,000 in the construction of workstations for rental. During the first quarter of 1996, IRIS invested $850,000 in the acquisition of the UroHealth urinalysis business. IRIS currently is considering the purchase of equipment during 1996 for the manufacture of Cen-Slide-Registered Trademark- and FloStar-Registered Trademark- products, the principal products of this business. Future commitments for capital expenditures may also prove necessary to continue IRIS efforts in research and development and to manufacture and market its existing products.

     IRIS has made numerous improvements in The Yellow IRIS-Registered Trademark- over the years, and further improvements to The Yellow IRIS-Registered Trademark- will require a substantial amount of research and development time and financial resources. While IRIS believes that it has the technical ability and financial resources for such implementations, IRIS is currently funding the majority of this work through a collaborative arrangement with BMG and through a joint development program with PSI. See -- "Overview".

     IRIS currently plans to use only modest amounts of its current working capital for further development of products other than those related to The Yellow IRIS-Registered Trademark- and The White IRIS-Registered Trademark-. More vigorous development of The Purple IRIS-Registered Trademark- and other products depends on securing alternative sources of funding such as the joint development programs with PSI and BMG. However, there can be no assurance that IRIS will be successful in more of these kinds of efforts, or any others, to locate acceptable sources of funding desired for other products.

     In an effort to increase interest income on its cash and cash equivalents, IRIS invests a significant portion of its funds in U.S. Treasury securities and federally insured certificates of deposit. As a result, short and long-term investments increased by approximately $1.4 million since December 31, 1994. IRIS believes that its current cash on hand plus short-term investments will be sufficient to meet its needs for at least the next year.

INFLATION

     IRIS does not foresee any material impact on its operations from inflation.

NEWLY ISSUED ACCOUNTING STANDARDS:

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires the Company to review the carrying amounts of its long-lived assets and certain identifiable intangible assets for impairment. If it is determined the carrying amount of the asset is not recoverable, the company is required to recognize an impairment loss. The accounting standard will be implemented during the first quarter of 1996; however, the loss, if any, has not yet been determined.

     In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." In accordance with SFAS No. 123, IRIS will adopt the disclosure method as provided for in the statement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements included herein are listed in the Index to Financial Statements in Part IV, Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated by reference is the information which appears under the caption "Directors and Executive Officers" in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Registrant's 1996 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Registrant's 1996 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Registrant's 1996 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference is the information which appears under the same caption in the Proxy Statement to be filed with the Securities and Exchange Commission relating to the Registrant's 1996 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:


     1.   Index to Financial Statements                                     Page

          Report of Independent Public Accountants.                           23
          Balance Sheets at December 31, 1995 and 1994.                       24
          Statements of Operations for the Years ended December 31,
           1995, 1994, and 1993.                                              25
          Statements of Shareholders' Equity for the Years ended
           December 31, 1995, 1994, and 1993.                                 26
          Statements of Cash Flows for the Years ended December 31,
           1995, 1994 and 1993.                                               29
          Notes to Financial Statements                                       30

     2. Financial Statement Schedules Covered by the Foregoing Report of Independent Public Accountants.

          The financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

     3.   Exhibits

           3.1      Articles of Incorporation.1/
           3.2      Bylaws.2/
           3.3      Amendment to Bylaws (adopted March 17, 1996).
          10.1      Lease of the Registrant's principal facilities.3/
          10.2      1980 and 1982 Stock Option Plans, and forms of Stock Option
                    Agreements for each Plan.4/
          10.3      1983 and 1986 Stock Option Plans, and forms of Stock Option
                    Agreements for each Plan.5/
          10.4      Amended and Restated 1986 Stock Option Plan.6/
          10.5      1994 Stock Option Plan and forms of Stock Option
                    Agreements.7/
          10.6      Various Agreements with TOA.8/
          10.7      Agreement for a Strategic Alliance in Urinalysis dated
                    January 7, 1994 between IRIS and BMC.9/
          10.8      Securities Purchase Agreement dated as of April 20, 1994 by and among IRIS, LDA and Corange International Limited.10/
          10.9      Warrant Certificate dated April 22, 1994 issued to Corange
                    International Limited.9/
          10.10     Research and Development and Distribution Agreement dated
                    February 6, 1995 by and among IRIS, LDA and Corange
                    International Limited.9/
          10.11     Warrant Certificate dated February 6, 1995 issued to Corange
                    International Limited.9/
          10.12     Asset Purchase Agreement dated as of March 20, 1995 between
                    IRIS and Biovation, Inc.9/
          10.13     Warrant Certificate dated March 20, 1995 issued to
                    Biovation, Inc.9/
          10.14     Technology License Agreement dated as of September 29, 1995 between IRIS and PSI.11/
          10.15     Research and Development Agreement dated as of September 29,
                    1995 between IRIS and PSI.11/
          10.16     $100 Class "A" Note dated September 29, 1995 issued by PSI in favor of IRIS.11/
          10.17     Certificate of Incorporation of PSI. (See Article FOUR
                    regarding the IRIS option.)11/
          10.18     Agreement and Plan of Merger date January 31, 1996 by and
                    among IRIS, StatSpin and StatSpin Acquisition Corporation.
          10.19     Registration Rights Agreement dated January 31, 1996 between
                    IRIS and StatSpin Stockholders.
          10.20     Employment Agreement dated January 30, 1996 with Thomas F.
                    Kelley.
          10.21     Lease for the facilities of the Registrant's subsidiary,
                    StatSpin.
          11        Statement re Computation of Per Share Earnings.12/
          24        Consent of Coopers & Lybrand L.L.P.12/

(b)  Reports on Form 8-K

          IRIS did not file any Current Reports on Form 8-K during the quarter ended December 31, 1995. However, IRIS did file a Current Report on Form 8-K on February 16, 1996 with respect to the acquisition of Norfolk Scientific, Inc., d/b/a StatSpin Technologies, which included certain financial statements of StatSpin and unauditied pro forma condensed financial statements reflecting the combination of IRIS and StatSpin using the pooling of interests accounting method.

(c)  See (a)(3) above.

(d)  See (a)(1) and (2) above.
- ---------------

1/ Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
2/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
3/ The original lease and all prior amendments are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
4/ Incorporated by reference to the Company's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985.
5/ Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982.
6/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
7/ Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994.
8/ Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
9/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
10/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
11/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
12/ Omitted in copy distributed to stockholders in connection with the 1996 Annual Meeting of Stockholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 29, 1996.

                              INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                              By: /s/ Fred H. Deindoerfer
                                  ----------------------------------------------
                                  Fred H. Deindoerfer,
                                  Chairman of the Board of Directors, President, Chief Executive Officer, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                                         Date
- --------------------------------------------------------------------------------

/s/ Fred H. Deindoerfer       Chairman of the Board of            March 29, 1996
- -------------------------     Directors, President,
Fred H. Deindoerfer           Chief Executive Officer, and
                              Chief Financial Officer

/s/ E. Eduardo Benmaor        Secretary, Controller, and          March 29, 1996
- -------------------------     Principal Accounting Officer
E. Eduardo Benmaor

/s/ John A. O'Malley            Director                          March 29, 1996
- -------------------------
John A. O'Malley

/s/ Steven M. Besbeck         Director                            March 29, 1996
- -------------------------
Steven M. Besbeck

/s/ Thomas F. Kelley            Director and Vice President       March 29, 1996
- -------------------------
Thomas F. Kelley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of International Remote Imaging Systems, Inc.

     We have audited the financial statements of International Remote Imaging Systems, Inc., as listed in the index on page 21 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Remote Imaging Systems, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

/s/ Coopers & Lybrand L.L.P.
Los Angeles, California
March 20, 1996

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                                              At December 31,
                                                                                                  ---------------------------
                                                                                                          1994           1995
                                                                                                  ------------   ------------
                                                               ASSETS

Current assets:
     Cash and cash equivalents                                                                    $  2,406,284   $  1,144,356
     Short-term investments                                                                          2,256,062      4,736,726
     Accounts receivable-trade, net of allowance for doubtful
       accounts of $35,443 in 1994 and $34,765 in 1995                                               2,057,503      2,957,491
     Accounts receivable  -  service contracts                                                         313,144        481,367
     Accounts receivable-other                                                                         575,657        407,245
     Inventories                                                                                     1,717,805      2,543,692
     Prepaid expenses and other current assets                                                         179,306        212,536
     Deferred tax asset                                                                                   -           800,900
                                                                                                  ------------   ------------

             Total current assets                                                                    9,505,761     13,284,313

     Property and equipment, at cost, net of accumulated depreciation                                  503,334        934,857
     Software development costs, net of accumulated amortization of
       $625,816 in 1994 and $667,425 in 1995                                                            40,623        298,030
     Long-term investments                                                                           1,200,000        100,000
     Deferred warrant costs                                                                            503,145      1,574,780
     Deferred tax asset                                                                                     --      3,594,100
     Other assets                                                                                      375,521      1,421,759
                                                                                                  ------------   ------------
             Total assets                                                                         $ 12,128,384   $ 21,207,839
                                                                                                  ------------   ------------
                                                                                                  ------------   ------------

                                              LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                                             $    746,142   $    668,817
     Accrued expenses                                                                                  879,899      1,129,900
     Deferred income - service contracts                                                               683,402        685,907
                                                                                                  ------------   ------------
             Total current liabilities                                                               2,309,443      2,484,624
Deferred income - service contracts                                                                    119,913        190,045
                                                                                                  ------------   ------------
             Total liabilities                                                                       2,429,356      2,674,669
                                                                                                  ------------   ------------
Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.01 par value
  Authorized:  3,000,000 shares
  None issued and outstanding
 Common stock, $.01 par value
  Authorized:  15,600,000 shares
  Shares issued and outstanding:
  1994 - 4,990,067, 1995 - 5,952,148                                                                    49,901         59,521
 Additional paid-in capital                                                                         26,619,692     33,355,537
 Treasury stock, at cost (96,473 shares)                                                              (453,386)      (453,386)
 Unearned compensation                                                                                 (93,130)       (95,884)
 Accumulated deficit                                                                               (16,424,049)   (14,332,618)
                                                                                                  ------------   ------------
             Total shareholders' equity                                                              9,699,028     18,533,170
                                                                                                  ------------   ------------
             Total liabilities and shareholders' equity                                           $ 12,128,384   $ 21,207,839
                                                                                                  ------------   ------------
                                                                                                  ------------   ------------


     The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                                                              For the Year Ended December 31,
                                                                                    -----------------------------------------
                                                                                           1993           1994           1995
                                                                                    -----------------------------------------

Sales of workstations and related supplies . . . . . . . . . . . . . . . . . . .    $ 7,499,703    $ 7,430,489    $ 9,566,997
Service contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,524,591      2,153,076      2,355,062
Research and development contracts . . . . . . . . . . . . . . . . . . . . . . .        457,160      1,078,378        842,663
                                                                                    -----------    -----------    -----------

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,481,454     10,661,943     12,764,722
                                                                                    -----------    -----------    -----------

Cost of goods-workstations and supplies. . . . . . . . . . . . . . . . . . . . .      2,976,078      2,922,084      3,865,774
Cost of goods-service contracts. . . . . . . . . . . . . . . . . . . . . . . . .      1,327,318      1,752,031      1,637,896
Cost of research and development contracts . . . . . . . . . . . . . . . . . . .        637,552      1,258,405      1,494,873
                                                                                    -----------    -----------    -----------
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,940,948      5,932,520      6,998,543
                                                                                    -----------    -----------    -----------

Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,540,506      4,729,423      5,766,179

Marketing and selling. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,620,441      1,736,713      2,401,885
General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,358,570      1,392,785      1,909,076
Research and development . . . . . . . . . . . . . . . . . . . . . . . . . . . .        367,723        321,391        409,842
Acquisition of in-process research and development . . . . . . . . . . . . . . .             --             --      2,900,430
                                                                                    -----------    -----------    -----------

Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,193,772      1,278,534     (1,855,054)

Other income:
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        105,232        162,112        307,108
  Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,558        111,240         98,377
                                                                                    -----------    -----------    -----------

Income (loss) before provision for income taxes. . . . . . . . . . . . . . . . .      1,337,562      1,551,886     (1,449,569)
Provision (benefit) for income taxes . . . . . . . . . . . . . . . . . . . . . .         57,000         79,000     (3,541,000)
                                                                                    -----------    -----------    -----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,280,562    $ 1,472,886    $ 2,091,431
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------

Earnings per share. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $.26           $.28           $.35
                                                                                           ----          -----           ----
                                                                                           ----          -----           ----
Weighted average number of common shares and common share equivalents
 outstanding for the period . . . . . . . . . . . . . . . . . . . . . . . . . .       4,979,785      5,323,108      6,043,006
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------


 The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                     Common Stock     Additional              Shareholders'   Unearned
                                  ---------------        Paid-In   Treasury           Notes    Compen-    Accumulated
                                  Shares   Amount        Capital      Stock      Receivable     sation        Deficit        Total
                                  ------   ------    -----------   --------   -------------   --------    -----------        -----

Balance,
December 31, 1992. . . . .     4,740,011  $47,400    $25,255,612  $      --        $(28,306)  $(57,816)  $(19,177,497)  $6,039,393

Repurchase of
common stock . . . . . . .       (26,200)    (262)           262   (142,016)             --         --            --      (142,016)

Common stock issued
for cash on exercise
of stock options . . . . .        46,533      465        101,282         --              --         --            --       101,747

Common stock issued
under Employee Stock
Purchase Plan:
for Cash . . . . . . . . .        13,971      140         67,336         --              --         --             --       67,476
for Services . . . . . . .        13,971      140         67,336         --              --    (67,476)            --           --

Common stock issued
for cash on exercise
of warrants. . . . . . . .         9,800       98         36,652         --              --         --            --        36,750

Principal payments
received on
shareholders' notes
receivable . . . . . . . .            --       --             --         --          21,639         --             --       21,639

Amortization of unearned
compensation . . . . . . .            --       --             --         --              --     48,489             --       48,489

Net income . . . . . . . .            --       --             --         --              --         --      1,280,562    1,280,562
                               ---------  -------    -----------   --------        --------   --------   ------------   ----------

Balance,
December 31, 1993. . . . .     4,798,086   47,981     25,528,480   (142,016)         (6,667)   (76,803)   (17,896,935)   7,454,040




                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (continued)


                                     Common Stock     Additional              Shareholders'   Unearned
                                  ---------------        Paid-In   Treasury           Notes    Compen-    Accumulated
                                  Shares   Amount        Capital      Stock      Receivable     sation        Deficit        Total
                                  ------   ------    -----------   --------   -------------   --------    -----------        -----

Balance,
 December 31, 1993 . . . .     4,798,086   47,981     25,528,480   (142,016)         (6,667)   (76,803)   (17,896,935)   7,454,040

Common stock issued
for cash on exercise of
stock options. . . . . . .       200,832    2,008        445,015         --              --         --             --      447,023

Common stock issued
under Employee Stock
Purchase Plan:
for Cash . . . . . . . . .        22,811      228        100,559         --              --         --             --      100,787
for Services . . . . . . .        22,811      228        100,559         --              --   (100,787)            --           --

Common stock issued
for cash on exercise
of warrants. . . . . . . .        15,800      158         59,092         --              --         --             --       59,250

Issuance of warrants . . .            --       --        385,285         --              --         --             --      385,285

Principal payments
received on share-
holders' notes receivable.            --       --             --         --           6,667         --             --        6,667

Amortization of unearned
compensation . . . . . . .            --       --             --         --              --     84,460             --       84,460

Repurchase of common
stock. . . . . . . . . . .       (70,273)    (702)           702   (311,370)             --         --             --     (311,370)

Net income . . . . . . . .            --       --             --         --              --         --      1,472,886    1,472,886
                               ---------  -------    -----------   --------        --------   --------   ------------   ----------

Balance,
 December 31, 1994 . . . .     4,990,067   49,901     26,619,692   (453,386)             --    (93,130)   (16,424,049)   9,699,028




                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (continued)


                                     Common Stock     Additional              Shareholders'   Unearned
                                  ---------------        Paid-In   Treasury           Notes    Compen-    Accumulated
                                  Shares   Amount        Capital      Stock      Receivable     sation        Deficit        Total
                                  ------   ------    -----------   --------   -------------   --------    -----------        -----

Balance,
December 31, 1994. . . . .     4,990,067   49,901     26,619,692   (453,386)             --    (93,130)   (16,424,049)   9,699,028

Common stock issued
for cash on exercise of
stock options. . . . . . .        21,900      219         44,231          --             --         --             --       44,450

Common stock issued
under Employee Stock
Purchase Plan:
for Cash . . . . . . . . .         9,997      100         67,141         --              --         --             --       67,241
for Services . . . . . . .        16,976      170        112,219         --              --    (89,915)            --       22,474

Common stock issued
for cash on exercise
of warrants. . . . . . . .       414,749    4,147      1,551,161         --              --         --             --    1,555,308

Issuance of warrants . . .            --       --      1,774,733         --              --         --             --    1,774,733

Common stock issued in
exchange for LDA
Systems, Inc. callable
common stock . . . . . . .       498,459    4,984      2,972,360         --              --         --             --    2,977,344

Amortization of unearned
compensation . . . . . . .            --       --             --         --              --     87,161             --       87,161

Income tax benefit
related to exercise of
nonqualified stock
options. . . . . . . . . .            --       --        214,000         --              --         --             --      214,000

Net income . . . . . . . .            --       --             --         --              --         --      2,091,431    2,091,431
                               ---------  -------    -----------   --------        --------   --------   ------------   ----------

Balance,
 December 31, 1995 . . . .     5,952,148  $59,521    $33,355,537  $(453,386)       $     --   $(95,884)  $(14,332,618) $18,533,170
                               ---------  -------    -----------  ---------        --------   --------   ------------  -----------
                               ---------  -------    -----------  ---------        --------   --------   ------------  -----------



The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                              For the Year Ended December 31,
                                                                                    -----------------------------------------
                                                                                           1993           1994           1995
                                                                                    -----------------------------------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 1,280,562    $ 1,472,886    $ 2,091,431
  Adjustments to reconcile net income to net cash provided by operations:
    Deferred tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --             --     (3,587,000)
    Acquisition of in-process research and development . . . . . . . . . . . . .             --             --      2,882,858
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .        443,628        474,135        579,091
    Common stock compensation. . . . . . . . . . . . . . . . . . . . . . . . . .         48,489         84,460        109,635
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,500)            --             --
Changes in assets and liabilities:
  Accounts receivable - trade. . . . . . . . . . . . . . . . . . . . . . . . . .       (150,883)      (651,526)      (899,988)
  Account receivable - other . . . . . . . . . . . . . . . . . . . . . . . . . .             --             --        168,412
  Notes receivable - trade . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,000         13,731             --
  Service contracts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68,991         23,715        (95,586)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,462        171,422       (804,087)
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . . . . .         89,185        (82,251)       (33,230)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (122,926)       (96,328)      (121,466)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8,895)       470,103        (77,325)
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        118,823        (93,084)       230,001
                                                                                    -----------    -----------    -----------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . .      1,898,936      1,787,263        442,746
                                                                                    -----------    -----------    -----------

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . . . . . . . . . . .       (345,411)      (264,242)      (805,193)
  Acquisition of product line. . . . . . . . . . . . . . . . . . . . . . . . . .             --             --       (886,800)
  Software development costs . . . . . . . . . . . . . . . . . . . . . . . . . .        (81,034)       (25,411)      (299,016)
  Maturities of certificates of deposit. . . . . . . . . . . . . . . . . . . . .        625,000        210,000        215,000
  Purchases of certificates of deposit . . . . . . . . . . . . . . . . . . . . .       (625,000)      (100,000)            --
  Maturities of held-to-maturity debt securities . . . . . . . . . . . . . . . .             --      1,000,000      2,700,000
  Purchases of held-to-maturity debt securities. . . . . . . . . . . . . . . . .             --     (3,441,062)    (4,295,664)
                                                                                    -----------    -----------    -----------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .       (426,445)    (2,620,715)    (3,371,673)
                                                                                    -----------    -----------    -----------

Cash flows from financing activities:
  Issuance of common stock for cash. . . . . . . . . . . . . . . . . . . . . . .        138,497        254,823      1,599,758
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . . . . .       (142,016)       (59,920)            --
  Principal payments received on shareholders' notes receivable. . . . . . . . .         21,639          6,667             --
  Issuance of common stock for cash under Employee Stock Purchase Plan . . . . .         67,476        100,787         67,241
                                                                                    -----------    -----------    -----------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .         85,596        302,357      1,666,999
                                                                                    -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . .      1,558,087       (531,095)    (1,261,928)
Cash and cash equivalents at beginning of year . . . . . . . . . . . . . . . . .      1,379,292      2,937,379      2,406,284
                                                                                    -----------    -----------    -----------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . . . . .    $ 2,937,379    $ 2,406,284    $ 1,144,356
                                                                                    -----------    -----------    -----------
                                                                                    -----------    -----------    -----------
Supplemental schedule of non-cash financing activities:
  Issuance of common stock in exchange for services. . . . . . . . . . . . . . .    $    67,476    $   100,787    $   109,635
  Issuance of common stock under a stock for stock exercise. . . . . . . . . . .            --         251,450             --
  Issuance of warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --         385,285      1,774,733
  Issuance of common stock to acquire shares of LDA. . . . . . . . . . . . . . .             --             --      2,977,344
  Tax benefit related to exercise of nonqualified stock options. . . . . . . . .             --             --        214,000
Supplemental disclosure of cash flow information:
  Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         50,740        112,465         11,000



 The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY.

     IRIS was incorporated in California in 1979 and reincorporated during 1987 in Delaware. IRIS engages in the business of developing, manufacturing and selling microscopical image analyzing systems based on proprietary technology.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Use of Estimates and Assumptions:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents, Short-term Investments, and Long-term Investments:

     Short-term investments principally include certificates of deposit and debt instruments of the United States Government with maturities greater than three months and less than one year. Long-term investments represent certificates of deposit and debt instruments of the United States Government with maturities greater than one year. For purposes of the statement of cash flows, IRIS considers all highly liquid debt instruments purchased with a remaining maturity of three months or less when purchased to be cash equivalents. IRIS places its cash and investments with high credit quality financial institutions. At times, these deposits may be in excess of the federally insured limit.

Accounts Receivable:

     IRIS sells predominantly to entities in the healthcare industry and generally grants uncollateralized credit to its customers, primarily domestic hospitals. IRIS performs ongoing credit evaluations of its customers before granting uncollateralized credit and, to date, has not experienced any material credit related losses.

     At December 31, 1995, the Company had accounts receivable from one customer representing 13% of total trade accounts receivable.

Property and Equipment and Depreciation:

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

     Costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in current income.

Software Development Costs:

     IRIS capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86 -- "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", for new products and product enhancements once technological feasibility has been established. IRIS amortizes capitalized software costs using the greater of the straight line method over the estimated product life, or a percentage of total units sold over the projected unit sales. Amortization expense of software development costs was $132,000, $108,000 and $41,600 for 1993, 1994, and 1995,
respectively.

Deferred Warrant Costs:

     Deferred warrant costs are the result of the issuance of warrants in conjunction with various development agreements and a product line acquisition. These costs are being amortized on a straight line basis over the expected life of the related technology of, generally, ten years.

Revenue Recognition:

     IRIS derives revenue from the sale of workstations and related supplies, the sale of service contracts, and research and development contracts. IRIS generally recognizes product revenues once all of the following conditions have been met: a) an authorized purchase order has been received in writing,
b) customer credit worthiness has been established, and c) shipment of the product to the customer designated location has occurred. Estimated installation expense is recognized as part of the accrual for warranty expense at the time of shipment.

     IRIS recognizes service revenues ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally made in advance. Deferred income represents the revenues to be recognized over the remaining term of the service contracts.

     Revenues are recognized under research and development contracts in amounts equivalent to reimbursable research and development costs incurred on the related project plus, where contractually provided for, an amount to cover general and administrative costs of the project.

Warranties:

     IRIS recognizes the full estimated cost of warranty expense at the time of product shipment.

Research and Development Expenditures:

     Except for certain software development costs required to be capitalized as described above (see Software Development Costs), research and development expenditures are charged to operations as incurred.

Income Taxes:

     In 1993, IRIS changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     SFAS 109 was applied retroactively to January 1, 1991.

Reclassifications:

     Certain reclassifications have been made to the 1993 and 1994 financial statements to conform with the 1995 presentation.

Newly Issued Accounting Standards:

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires the Company to review the carrying amounts of its long-lived assets and certain identifiable intangible assets for impairment.
If it is determined the carrying amount of the asset is not recoverable, the company is required to recognize an impairment loss. The accounting standard will be implemented during the first quarter of 1996; however, the loss, if any, has not yet been determined.

     In December 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." In accordance with SFAS No. 123, IRIS will adopt the disclosure method as provided for in the statement.

3.   MARKETABLE DEBT SECURITIES.

     On January 1, 1994, IRIS adopted Statement of Financial Accounting Standards No. 115, ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities" and determined that all its debt securities should be classified as "held-to-maturity" based on the Company's intent and ability to hold those securities to maturity. Under SFAS 115, debt securities classified as "held-to-maturity" are carried at amortized cost.

     At December 31, 1994 and 1995, the carrying value of marketable debt securities approximated fair value and is included in short-term and long-term investments:

     December 31, 1994                      Expected Maturity Value and Date
     -----------------                     ----------------------------------
                          Amortized Cost   Within One Year  One to Five Years
                          --------------   ---------------  -----------------
     U.S. Treasury Bills      $1,641,062        $1,700,000
     U.S. Treasury Notes         802,028                             $800,000


     December 31, 1995                      Expected Maturity Value and Date
     -----------------                     ----------------------------------
                          Amortized Cost   Within One Year  One to Five Years
                          --------------   ---------------  -----------------
     U.S. Treasury Bills      $3,236,725        $3,318,000               $ --
     U.S. Treasury Notes         803,376           800,000                 --

4.   INVENTORIES.

     Inventories are carried at the lower of cost or market on a first-in, first-out basis and are composed of the following:


                                                               December 31,
                                                  -------------------------
                                                       1994            1995
                                                  -------------------------

          Finished goods . . . . . . . . . .      $  471,318     $  316,218
          Work-in-process. . . . . . . . . .         351,682        195,266
          Raw materials, parts and
           sub-assemblies. . . . . . . . . .         894,805      2,032,208
                                                  ----------     ----------
                                                  $1,717,805     $2,543,692
                                                  ----------     ----------
                                                  ----------     ----------


5.  PROPERTY AND EQUIPMENT.

    Property and equipment is composed of the following:


                                                               December 31,
                                                  -------------------------
                                                       1994            1995
                                                  -------------------------

          Leasehold improvements . . . . . .     $   257,534    $   327,178
          Furniture and fixtures . . . . . .          80,532        108,018
          Machinery and equipment. . . . . .       1,736,869      2,221,612
          Tooling, dies and molds. . . . . .         135,859        236,694
          Rental units . . . . . . . . . . .          56,084        166,268
                                                 -----------    -----------
                                                   2,266,878      3,059,770
          Less accumulated depreciation. . .      (1,763,544)    (2,124,913)
                                                 -----------    -----------
                                                 $   503,334    $   934,857
                                                 -----------    -----------
                                                 -----------    -----------


     Property and equipment includes $1,270,363 and $1,284,488 respectively, in 1994 and 1995 of fully depreciated assets which remain in service. Depreciation expense was $246,000, $259,000, and $390,000 for 1993, 1994, and 1995,
respectively. Maintenance and repairs expense for 1993, 1994 and 1995 was $40,644, $61,643, and $53,450, respectively.

     Rental units are carried at cost less accumulated depreciation ($136,136 at December 31, 1994 and $163,952 at December 31, 1995). Future minimum rental revenue on noncancellable leases as of December 31, 1995 is approximately $306,000, due during 1996.

6.   ACCRUED EXPENSES.

     Accrued expenses are composed of the following:


                                                               December 31,
                                                   ------------------------
                                                       1994            1995
                                                   ------------------------

          Accrued bonuses. . . . . . . . . .       $ 206,451     $  366,372
          Accrued commissions. . . . . . . .          55,133         76,079
          Accrued payroll. . . . . . . . . .          56,074         66,327
          Accrued vacation . . . . . . . . .         109,999        135,832
          Accrued taxes and other. . . . . .          19,159         64,564
          Accrued professional fees. . . . .          88,261        113,403
          Accrued warranty expense . . . . .         344,822        307,323
                                                   ---------     ----------
                                                   $ 879,899     $1,129,900
                                                   ---------     ----------
                                                   ---------     ----------


7.   INCOME TAXES.

     The provision (benefit) for income taxes consisted of the following:


                                         1993           1994           1995
                                      -------------------------------------

          Currently payable:
            Federal. . . . . .        $26,000        $30,000    $    26,000
            State. . . . . . .         31,000         49,000         20,000
                                      -------        -------    -----------
                                       57,000         79,000         46,000
                                      -------        -------    -----------

          Deferred:
            Federal. . . . . .         --            --          (3,537,000)
            State. . . . . . .         --            --             (50,000)
                                      -------        -------    -----------
                                       --            --          (3,587,000)
                                      -------        -------    -----------

                                      $57,000        $79,000    $(3,541,000)
                                      -------        -------    -----------
                                      -------        -------    -----------


     The provision (benefit) for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before income taxes for the years ended December 31, 1993 and 1994 and 1995 as follows:


                                         1993           1994           1995
                                    ---------------------------------------

     Tax provision (benefit)
       computed at Federal
       statutory rate. . . . . . .  $ 454,771      $ 527,641      ($492,853)
     Increase (decrease) in
       taxes due to:
       Reinstatement of fully
         reserved deferred tax
         assets. . . . . . . . . .         --             --     (3,587,000)
       Utilization of net
         operating loss
         carryforward. . . . . . .   (507,379)      (532,610)      (568,252)
       Write-off of purchased
         research and
         development . . . . . . .         --             --      1,089,962
       State taxes, net
         of federal benefit. . . .     17,737         36,523         13,200
       Nondeductible expenses. . .     37,214         21,952        (22,057)
       Other . . . . . . . . . . .     54,657         25,494         26,000
                                    ---------      ---------    -----------
                                    $  57,000      $  79,000    ($3,541,000)
                                    ---------      ---------    -----------
                                    ---------      ---------    -----------


     In 1995, IRIS recognized a tax benefit of $3,587,000 through a reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history as well as an assessment that operations will continue to generate taxable income. Realization of the deferred tax assets are dependent upon continued generation of sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

At December 31, 1995, the Company had federal net operating loss carryforwards of approximately $14.2 million and state net operating loss carryforwards of approximately $740,000 which expire in fiscal years ending in 2000 through 2010. As of December 31, 1995, IRIS had investment tax and R&D credit carryforwards of $71,719 expiring in fiscal years through 2003.

     The primary components of temporary differences which give rise to the Company's net deferred tax asset at December 31, 1993, 1994 and 1995 are as follows:


                                                                  December 31,
                                          ------------------------------------
                                                 1993         1994        1995
                                          ------------------------------------

          Depreciation and
           amortization. . . . . . . .    $   115,598  $   129,162  $  146,200
          Allowance for doubtful
           accounts. . . . . . . . . .         14,038       14,177      12,900

          Accrued liabilities. . . . .        234,718      189,129     213,100

          Deferred revenue-service
           contracts . . . . . . . . .        186,582      202,164     145,800

          Deferred research and
           development . . . . . . . .             --           --     537,000

          Net operating loss
           carryforwards . . . . . . .      5,665,640    5,081,225   4,840,000

          Valuation allowance. . . . .     (6,216,576)  (5,615,857) (1,500,000)
                                          -----------  -----------  ----------

                                          $         0  $         0  $4,395,000
                                          -----------  -----------  ----------
                                          -----------  -----------  ----------


8.   LDA AND WARRANTS.

     In October, 1992 LDA Systems, Inc. ("LDA"), completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA Common Stock and ten IRIS Warrants, each five warrants entitling the holder to purchase one share of IRIS Common Stock for $3.75, exercisable at any time from November 16, 1992 through July 31, 1995. LDA received net proceeds of $774,000 from the unit offering. These funds were used throughout 1993 to engage IRIS to conduct research and development, clinical evaluations and pre-market testing of The White IRIS-Registered Trademark-, a proposed new product, in accordance with a research and development contract. In addition, IRIS committed to fund $500,000 of the development costs over a three year period commencing in October 1992.

     On April 25, 1994, LDA completed the sale of additional units to Corange Limited consisting of 85,714 shares of callable LDA common stock and warrants to purchase an aggregate of 248,571 shares of IRIS common stock at an exercise price of $3.75 per share. As part of the investment agreement, Corange was granted the option to participate with LDA in the joint development, manufacture, and marketing of certain future hematology instruments. This option expired October 30, 1995.

     IRIS had the option to purchase for cash or shares of IRIS common stock all of the outstanding shares of LDA common stock at $20 per share. The option expired 121 days after termination of the research and development agreement, which was to conclude no later than July 31, 1995. In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. IRIS acquired LDA pursuant to the exercise of its call option under the LDA Restated Certificate of Incorporation to purchase all the outstanding shares of LDA Common Stock. Accordingly, IRIS tendered 2.5765 shares of IRIS Common Stock for each share of LDA Common Stock. As a result of the acquisition, IRIS incurred a non-recurring charge of approximately $2.9 million against earnings for the acquisition of in-process research and development (i.e. work in process not yet cleared for interstate commerce by the Food and Drug Administration).

     The following unadutied pro forma combined financial information gives effect to the acquisition of LDA by IRIS under the purchase method of accounting as though the acquisition had occurred on January 1, 1994. Substantially all of the purchase price for the acquisition of LDA by IRIS, including amounts for liabilities of LDA to be assumed by IRIS has been allocated to in-process research and development. Under the purchase method of accounting, the purchased research and development has been written off as of the purchase date. The one time write-off of in-process research and development of approximately $2.9 million is excluded from the pro forma information as it represents a non-recurring item.

                                                        1994           1995
                                                 --------------------------

          Net revenues . . . . . . . . . . .     $10,661,943    $12,644,655
          Net income . . . . . . . . . . . .     $   331,767    $ 4,812,003
          Primary and fully diluted
            earnings per share . . . . . . .     $      0.06    $      0.79


     The pro forma combined financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the merger been consummated as of the above dates. In addition, the pro forma results are not intended to be a projection of future results.

9.   PSI DEVELOPMENT AGREEMENT.

     On September 29, 1995, Poly U/A Systems, Inc. (PSI) engaged IRIS to develop several new products based on IRIS and other technology to further enhance automation in the urinalysis field. Under the terms of the project, PSI will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use any newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS-Registered Trademark-. PSI has retained IRIS to conduct the research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and PSI will reimburse IRIS for the excess. IRIS has an option until 121 days after termination of the project (which terminates no later than July 31, 1998) to acquire all of the Common Stock of PSI at prices rising over time from $14 to $20 per share of PSI Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock. IRIS is also providing financial and administrative services to PSI at cost.

     PSI, a privately-held company based in Los Angeles, California, was organized in June 1995 to undertake the commercial development of several potential products based on technology developed or licensed by IRIS. In order to fund its share of the project, PSI, in 1995, raised net proceeds of $2.0 million through the sale of 128 units at a price of $20,000 per unit. Each unit consists of 2,000 shares of PSI's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. In the aggregate, investors purchased 256,000 shares of PSI's callable Common Stock and warrants to purchase 512,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. In connection with PSI's sale of units, IRIS also issued warrants to the placement agent and the finder to purchase an aggregate of 150,000 shares of IRIS Common Stock. These warrants are exercisable at $7.80 per share for a five year period and include certain registration rights.

10.  REFERENCE LAB AGREEMENT.

     During the first quarter of 1995, IRIS and Boehringer Mannheim Corporation ("BMC") and Boehringer Mannheim GmbH ("BMG"), BMC's German affiliate announced a joint project to develop a high capacity automated urinalysis system primarily for reference laboratories based on the proprietary technologies of both companies. The program is jointly funded by both companies. In addition to designing specific components of the new system, BMG has agreed to pay IRIS a fixed amount of $640,000 for its research and development of the project. In connection with this project and certain distribution considerations, IRIS issued Corange (an affiliate of BMG) warrants to purchase 250,000 shares of IRIS Common Stock at an exercise price of $7.375 per share and granted Corange certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants.

11.  PRODUCT LINE ACQUISITION.

     During the first quarter of 1995, IRIS acquired the digital refractometer product line of Biovation, Inc. for $850,000 in cash and warrants to purchase 75,000 shares of IRIS Common Stcok at an exercise price of $8.125 per share. IRIS granted Biovation certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants. The product line consists of a patented device known as a digital refractometer and the related consumables used in the operation and maintenance of the refractometer.

12.  CAPITAL STOCK.

STOCK ISSUANCES:

     During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of 2 years. Payment for the 50% portion may be made at the option of the employee either by payroll deduction or by lump sum payment, but in no event may it exceed more than 15% of the employee's salary during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to the Plan may not be transferred, except following the death of the employee or a change in control, for a period of 2 years following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee's purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 1993, 1994 and 1995, IRIS issued 27,942, 45,622, and 26,973 shares of common stock, respectively, in exchange for $134,952, $201,574, and $179,630 in cash and services, respectively, under the Plan.

Stock Option Plans:

     The following tables set forth information on the Company's five stock option plans as of December 31, 1995:


                                                                    Options
                       Options         Options         Options    Available
          Plan      Authorized       Exercised     Outstanding    for Grant
          -----------------------------------------------------------------

          1980         200,000         174,468               0            0

          1982          84,000          75,034           4,000            0

          1983         100,000          74,035          17,400            0

          1986         360,000         135,932         223,801          267

          1994         700,000               0         368,600      331,400
                     ---------         -------         -------      -------
                     1,444,000         459,469         613,801      331,667
                     ---------         -------         -------      -------
                     ---------         -------         -------      -------



                                                                                                               Exercise Price
                                                                   ----------------------------------------------------------
                                                                     Shares               $ Per Share                   Total
                                                                   ----------------------------------------------------------

Balance outstanding at December 31, 1992 . . . . . . .              443,300               1.10  to 4.25            $1,004,478
Options issued . . . . . . . . . . . . . . . . . . . .               91,000               4.00  to 4.04               364,525
Options cancelled. . . . . . . . . . . . . . . . . . .              (15,400)              2.59  to 4.00               (59,814)
Options exercised. . . . . . . . . . . . . . . . . . .              (46,533)              1.10  to 3.75              (101,746)
                                                                   --------                                        ----------

Balance outstanding at December 31, 1993 . . . . . . .              472,367               1.10  to 5.00             1,207,443
Options issued . . . . . . . . . . . . . . . . . . . .              192,600               3.72  to 5.42               797,028
Options cancelled. . . . . . . . . . . . . . . . . . .              (28,234)              1.55  to 4.25               (67,470)
Options exercised. . . . . . . . . . . . . . . . . . .             (200,832)              1.10  to 3.75              (447,022)
                                                                   --------                                        ----------

Balances outstanding at December 31, 1994. . . . . . .              435,901               1.10  to 5.42             1,489,979
Options issued . . . . . . . . . . . . . . . . . . . .              209,500               4.25  to 7.37             1,195,530
Options cancelled. . . . . . . . . . . . . . . . . . .               (9,700)              1.57  to 4.00               (26,782)
Options exercised. . . . . . . . . . . . . . . . . . .              (21,900)              1.10  to 4.00               (44,450)
                                                                   --------                                        ----------
Balances outstanding at December 31, 1995. . . . . . .              613,801                                        $2,614,277
                                                                   --------                                        ----------
                                                                   --------                                        ----------

Options exercisable at December 31, 1995 . . . . . . .              280,386               1.10  to 7.37            $  894,603
                                                                   --------                                        ----------
                                                                   --------                                        ----------


Warrants:

     At December 31, 1995, there were warrants outstanding and exercisable to purchase 250,000 shares of common stock at $7.375 per share until February 6, 1998, 75,000 shares at $8.125 per share until March 30, 1998, 512,000 shares at $6.50 per share until September 29, 1998 and 150,000 shares at $7.80 per share until September 28, 2000.

Preferred Stock:

     IRIS is authorized to issue 3,000,000 shares of preferred stock in one or more series with such terms as may be designated by the Board of Directors. There are no issued and outstanding preferred shares at December 31, 1995.

13.  COMMITMENTS.

Leases:

     IRIS leases its primary business location at a monthly rent of $13,623, subject to increases based on the Consumer Price Index. IRIS has the option to renew the lease for two additional three-year periods commencing July 31, 1997.

     At December 31, 1995, the minimum lease payments due over the remaining life of this lease and three automobile leases were:


          Year ended December 31,                               Amount
          ------------------------------------------------------------

          1996                                                $173,028
          1997                                                 100,137
                                                              --------
                                                              $273,165
                                                              --------
                                                              --------


     Rent expense under all operating leases during 1993, 1994 and 1995 was $210,269, $194,591,and $358,469 respectively.

Other:

     Effective September 1, 1988, IRIS entered into consulting and licensing agreements with Cytocolor, Inc. relating to the use of its patented leukocyte stain in The White IRIS-Registered Trademark-, a product currently under development by IRIS. Under the terms of the agreements, IRIS is subject to the following future minimum royalty payments:



          Year ended December 31,                               Amount
          ------------------------------------------------------------

          1996                                                $ 20,000
          1997                                                  20,000
          1998                                                  20,000
          1999                                                  20,000
          Years thereafter                                     280,000
                                                              --------
                                                              $360,000
                                                              --------
                                                              --------


     In connection with the development agreement with PSI, IRIS has agreed to fund $15,000 per month (up to a maximum of $500,000) of the cost of the development project (see Note 9).

14.  EARNINGS PER SHARE.

     The computation of per share amounts for 1993, 1994 and 1995, is based on the weighted average number of common shares and common share equivalents outstanding for the period. Fully diluted and primary earnings per share were $.26, $.28, and $.35 for the years ended December 31, 1993, 1994 and 1995, respectively.

15.  LICENSE.

     Pursuant to earlier payments and certain agreements with TOA Medical Electronics Co., Ltd. (TOA), TOA has developed a urine sediment analyzer under license from IRIS using pre-1989 IRIS technology in exchange for 3% royalty on sales. IRIS received royalties of $35,000, $111,000, and $98,000 in 1993, 1994, and 1995 respectively.

16.  EXPORT SALES.

     During 1993, 1994 and 1995, IRIS had export equipment sales of $0, $199,000 and $183,000 respectively.

17.  SUBSEQUENT EVENTS.

StatSpin Merger:

     On February 1, 1996, a newly formed subsidiary of IRIS completed its merger with Norfolk Scientific, Inc., d/b/a StatSpin Technologies, ("StatSpin"), which became a wholly owned subsidiary of IRIS. StatSpin manufactures special purpose centrifuges and other small instruments widely used in clinical, veterinary, physicians offices and research laboratories and sells its products primarily through leading distributors to the physician office and veterinary laboratory markets. IRIS issued approximately 340,000 shares of common stock for all the outstanding common stock and stock appreciation rights of StatSpin and assumed options and warrants to purchase an additional 126,000 shares of IRIS common stock. This represents an exchange ratio of 4.095 shares of IRIS for each common share and each stock appreciation right of StatSpin. This transaction will be accounted for as a pooling-of-interests.

     Pro forma unaudited results of operations assuming the merger has occurred on January 1, 1993 are as follows:

                                         1993           1994           1995
                                         ----           ----           ----

Net revenues                      $10,930,047    $12,931,705    $15,864,320
Net income                        $   929,457    $ 1,322,637    $ 2,356,615
Primary and fully diluted
 earnings per share                     $0.18          $0.25          $0.37

Product Line Acquisition:

     In March 1996, IRIS acquired the CenSlide and FloStar urinalysis devices product line of UroHealth Sciences, Inc., for $850,000 in cash and the assumption of certain liabilities.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes certain financial information by quarter for 1994 and 1995:


                                                                                                          1994
                                        ----------------------------------------------------------------------
                                          March 31             June 30        September 30         December 31
                                        ----------------------------------------------------------------------

     Net revenues                       $1,857,275          $2,656,315          $2,821,034          $3,327,319
     Gross margin on net revenues          761,818           1,130,349           1,267,267           1,569,989

     Interest and other income              92,577              53,123              68,602              59,050
     Net income                             94,819             356,128             441,532             580,407

     Net income per share                     0.02                0.07                0.08                0.11


                                                                                                          1995
                                        ----------------------------------------------------------------------
                                          March 31             June 30        September 30         December 31
                                        ----------------------------------------------------------------------

     Net revenues                       $2,731,601          $3,354,727          $3,109,320          $3,569,074
     Gross margin on net revenues        1,118,496           1,547,607           1,549,858           1,855,560

     Interest and other income             113,558              91,786              85,654             114,487
     Net income                            309,975          (2,969,089)            501,021           4,249,524

     Net income per share                     0.06               (0.57)               0.08                0.67


                                   EXHIBIT 11

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS




                                                                                                      Year Ended December 31,
                                                                                     ----------------------------------------
                                                                                           1993           1994           1995
                                                                                     ----------------------------------------

Actual Weighted Average Shares Outstanding for the Period. . . . . . . . . . . .      4,783,405      5,043,589      5,654,479
Dilutive Effects of Stock Options and Warrants Using Average
 Market Price. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        196,380        257,489        320,814
                                                                                     ----------     ----------     ----------
Total Shares Based on Shares Outstanding and the Assumption
 that All Share Equivalents Are Exercised at Average Stock
 Market Price. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,979,785      5,301,078      5,975,293
Additional dilutive effect of Stock Options and Warrants Being
 Exercised Using Ending Market Price . . . . . . . . . . . . . . . . . . . . . .             --         22,030         67,713
                                                                                     ----------     ----------     ----------
Total Shares Based on Shares Outstanding and the Assumption
 That All Stock Options and Warrants are Exercised At Ending
 Market Price. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,979,785      5,323,108      6,043,006
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

Net Income Applicable to Fully Diluted Earnings Per Share. . . . . . . . . . . .     $1,280,562     $1,472,886     $2,091,431
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

Fully Diluted Net Income Per Share . . . . . . . . . . . . . . . . . . . . . . .     $     0.26     $     0.28     $     0.35
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------

                                   EXHIBIT 24

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     We consent to the incorporation by reference in the registration statements of International Remote Imaging Systems, Inc. on Forms S-8 (File Nos. 2-77496 and 33-10631) and on Form S-3 (File No. 33-02001) of our report dated March 20, 1996, on our audits of the financial statements of International Remote Imaging Systems, Inc. as of December 31, 1995 and 1994, and for the years ended
December 31, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K.

COOPERS & LYBRAND L.L.P.

/s/ Coopers & Lybrand L.L.P.

Los Angeles, California
March 28, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                             _______________________





                                    EXHIBITS

                                       TO

                                    FORM 10-K





                             _______________________



For the fiscal year ended December 31, 1995           Commission File No. 0-9767




                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                  EXHIBIT INDEX

          The following exhibits are included herewith or the Form 10-K or are incorporated by reference to documents which have been previously filed with the Securities and Exchange Commission.

     Exhibit
     Number    Description
     -------   -----------

      3.1      Articles of Incorporation.1/
      3.2      Bylaws.2/
      3.3      Amendment to Bylaws (adopted March 17, 1996).
     10.1      Lease of the Registrant's facilities.3/
     10.2      1980 and 1982 Stock Option Plans, and forms of Stock Option
               Agreements for each Plan.4/
     10.3      1983 and 1986 Stock Option Plans, and forms of Stock Option
               Agreements for each Plan.5/
     10.4      Amended and Restated 1986 Stock Option Plan.6/
     10.5      1994 Stock Option Plan and forms of Stock Option Agreements.7/
     10.6      Various Agreements with TOA.8/
     10.7      Agreement for a Strategic Alliance in Urinalysis dated January 7,
               1994 between IRIS and BMC.9/
     10.8      Securities Purchase Agreement dated as of April 20, 1994 by and among IRIS, LDA and Corange International Limited.10/
     10.9      Warrant Certificate dated April 22, 1994 issued to Corange
               International Limited.9/
     10.10     Research and Development and Distribution Agreement dated
               February 6, 1995 by and among IRIS, LDA and Corange International
               Limited.9/
     10.11     Warrant Certificate dated February 6, 1995 issued to Corange
               International Limited.9/
     10.12     Asset Purchase Agreement dated as of March 20, 1995 between IRIS and Biovation, Inc.9/
     10.13     Warrant Certificate dated March 20, 1995 issued to Biovation,
               Inc.9/
     10.14     Technology License Agreement dated as of September 29, 1995 between IRIS and PSI.11/
     10.15     Research and Development Agreement dated as of September 29, 1995 between IRIS and PSI.11/
     10.16     $100 Class "A" Note dated September 29, 1995 issued by PSI in favor of IRIS.11/
     10.17     Certificate of Incorporation of PSI. (See Article FOUR regarding the IRIS option.)11/
     10.18     Agreement and Plan of Merger date January 31, 1996 by and among
               IRIS, StatSpin and StatSpin Acquisition Corporation.
     10.19     Registration Rights Agreement dated January 31, 1996 between IRIS and StatSpin Stockholders.
     10.20     Employment Agreement dated January 30, 1996 with Thomas F.
               Kelley.
     10.21     Lease for the facilities of the Registrant's subsidiary,
               StatSpin.
     11        Statement re Computation of Per Share Earnings.12/
     24        Consent of Coopers & Lybrand L.L.P.12/

_______________

1/ Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
2/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
3/ The most recent amendment of the lease is included herewith. The original lease and all prior amendments are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
4/ Incorporated by reference to the Company's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985.
5/ Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982.
6/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
7/ Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994.
8/ Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
9/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
11/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
12/ Omitted in copy distributed to stockholders in connection with the 1996 Annual Meeting of Stockholders.