Form 10-Q
period 1996-03-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1996-05-15
CIK 319240

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                ----------------------

                                       FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                            Commission File
March 31, 1996                                                        No. 0-9767

                                ----------------------


                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


Delaware                                                              94-2579751
(State or other                                                 (I.R.S. Employer
jurisdiction of                                                   identification
incorporation or                                                            No.)
organization)


              9162 Eton Avenue, Chatsworth Ca.             91311
              (Address of principal executive offices)     (Zip Code)

              Telephone Number:  818-709-1244


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes   X        No
                      -------       -------


The number of shares of Common Stock of the registrant outstanding as of May 6, 1996 was 6,287,712.

                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                  INDEX TO FORM 10-Q

                      Three months ended March 31, 1996 and 1995



                                                                          PAGE

PART 1 - FINANCIAL INFORMATION

         ITEM 1 - Consolidated Financial Statements

         Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . .   2

         Statements of Operations. . . . . . . . . . . . . . . . . . . .   3

         Statements of Cash Flows. . . . . . . . . . . . . . . . . . . .   4

         Notes to Financial Statements.. . . . . . . . . . . . . . . . .   5

         ITEM 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . . .    13


PART 2 - OTHER INFORMATION

         ITEM 6 - Exhibits And Reports on Form 8-K

         (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . .    18

SIGNATURES. . . . .. . . . . . . . . . . . . . . . . . . . . . . . . .    19

PART 1   FINANCIAL INFORMATION

         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                              CONSOLIDATED BALANCE SHEETS

                                                                    December 31            March 31
A S S E T S                                                                1995                1996
                                                                    -----------         -----------
                                                                                        (unaudited)
Current assets:
 Cash and cash equivalents                                        $  1,511,395                  --
 Short-term investments                                              4,736,727           4,616,857
 Accounts receivable-trade, net of allowance for  doubtful
  accounts of $35,443 in 1995 and $87,759 in 1996                    3,402,007           4,086,753
 Accounts receivable-service contracts                                 481,367             582,014
 Accounts receivable-other                                             407,245             862,658
 Inventories                                                         2,869,813           3,171,606
 Prepaid expenses and other current assets                             238,683             256,495
 Deferred tax asset                                                    800,900             800,900
                                                                   ------------       -------------
    Total current assets                                            14,448,137          14,377,283

 Property and equipment, at cost, net of accumulated
  depreciation                                                         995,044           1,346,370
 Software development costs, net of accumulated
  amortization of $667,425 in 1995 and $675,180 in 1996                298,030             434,151
 Long term investments                                                 100,000             100,000
 Deferred warrant costs                                              1,574,780           1,547,155
 Deferred tax asset                                                  3,594,100           3,594,100
 Other assets                                                        1,460,157           1,864,481
                                                                   ------------       -------------
     Total assets                                                 $ 22,470,248       $  23,263,540
                                                                   ------------       -------------
                                                                   ------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                 $    810,819       $   1,245,526
 Notes payable                                                         185,633                  --
 Accrued expenses                                                    1,276,099           1,363,269
 Service contracts-deferred income                                     685,907             686,364

     Total current liabilities                                       2,958,458           3,295,159
 Notes payable - long term portion                                     150,000                  --
 Service contracts-deferred income                                     190,045             234,043
                                                                   ------------       -------------
     Total liabilities                                               3,298,503           3,529,202
                                                                   ------------       -------------

Shareholders' equity:
 Common stock, $.01 par value
  Authorized:  15,600,000 shares
  Issued and outstanding:  6,292,408 in 1995
                           6,374,970 in 1996                            62,924              63,750
 Additional paid-in capital                                         34,154,116          34,169,223
 Treasury stock (96,473 and 84,462 shares in 1995 and 1996)           (453,386)           (377,980)
 Unearned compensation                                                 (95,884)            (66,848)
 Deficit                                                           (14,496,025)        (14,053,807)
                                                                   ------------       -------------
     Total shareholders' equity                                     19,171,745          19,734,338
                                                                   ------------       -------------
     Total liabilities and shareholders' equity                   $ 22,470,248       $  23,263,540
                                                                   ------------       -------------
                                                                   ------------       -------------


   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)



                                                                For the three months ended March 31
                                                                -----------------------------------
                                                                           1995                1996
                                                                           ----                ----
Sales of workstations and related supplies                        $  1,889,816       $   2,753,537
Sales of other instruments and related supplies                        680,065             882,276
Service contracts                                                      597,396             708,758
Research and development contracts                                     274,360             812,687
                                                                   ------------       -------------
Net sales                                                            3,441,637           5,157,258
                                                                   ------------       -------------

Cost of goods from workstations and supplies                           774,875           1,144,121
Cost of goods from other instruments and supplies                      420,376             487,714
Cost of goods from service contracts                                   436,218             528,932
Cost of research and development contracts                             319,360             822,318
                                                                   ------------       -------------
Cost of goods sold                                                   1,950,829           2,983,085
                                                                   ------------       -------------
Gross margin                                                         1,490,808           2,174,173

Marketing and selling                                                  639,977             794,410
General and administrative                                             428,160             719,321
Research and development expenses                                      131,314             260,472
                                                                   ------------       -------------
   Total                                                             1,199,451           1,774,203
                                                                   ------------       -------------

Operating income                                                       291,357             399,970
Other income:
 Interest income                                                        83,908              54,433
 Other income                                                           34,229              27,815
                                                                   ------------       -------------

Income before provision for income taxes                               409,494             482,218
Provision for income taxes                                              12,000              40,000
                                                                   ------------       -------------

Net income                                                        $    397,494       $     442,218
                                                                   ------------       -------------
                                                                   ------------       -------------

Net income per share                                                     $ .06               $ .07
                                                                   ------------       -------------
                                                                   ------------       -------------

Weighted average number of common shares and common
 share equivalents outstanding for the period                        5,910,561           6,513,281
                                                                   ------------       -------------
                                                                   ------------       -------------


   The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                               STATEMENTS OF CASH FLOWS
                                      (unaudited)

                                                                For the three months ended March 31
                                                                -----------------------------------
                                                                           1995                1996
                                                                           ----                ----
Cash flows from operating expenses:
 Net income                                                       $    397,494       $     442,218
 Adjustments to reconcile net income to
  cash provided by operations:
   Depreciation and amortization                                        89,676             106,329
   Common stock compensation                                            11,702              29,036

 Changes in assets and liabilities:
 Accounts receivable - trade                                           469,583            (684,746)
 Accounts receivable - other                                          (187,177)           (455,413)
 Service contracts, net                                                (86,728)            (56,190)
 Inventories                                                            44,761            (301,793)
 Prepaid expenses and other current assets                             (79,880)            (17,812)
 Accounts payable                                                     (305,762)            377,365
 Accrued expenses                                                     (277,942)             87,170
                                                                   ------------       -------------
Net cash provided by operating activities                             (124,273)           (473,836)
                                                                   ------------       -------------

Cash flows from investing activities:
 Acquisition of property and equipment,                               (165,330)           (446,900)
 Acquisition of product line                                                --            (213,700)
 Software development costs                                             (2,615)           (146,876)
 Acquisition of other assets                                          (787,910)           (162,999)
 (Increase) decrease in short term investments                        (429,871)            119,869
                                                                   ------------       -------------
Net cash used in investing activities                               (1,385,726)           (850,606)
                                                                   ------------       -------------

Cash flow from financing activities:
 Notes payable                                                        (200,000)           (335,633)
 Issuance of common stock for cash                                     174,656              29,893
 Issuance of common stock for cash under Employee Stock
  Purchase Plan                                                             --              61,445
 Book overdraft                                                             --              57,342
                                                                   ------------       -------------
Net cash provided by financing activities                              174,656            (186,953)
                                                                   ------------       -------------

Net decrease in cash and cash equivalents                           (1,335,343)         (1,511,395)
Cash and cash equivalents at beginning of period                     2,688,250            1511,395
                                                                   ------------       -------------
Cash and cash equivalents at end of period                         $ 1,352,907         $        --
                                                                   ------------       -------------

Supplemental schedule  of non cash investing activities:
   Issuance of warrants for acquisition of other assets              $ 213,750         $        --
                                                                   ------------       -------------
                                                                   ------------       -------------


   The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY.

    International Remote Imaging Systems, Inc. (IRIS) was incorporated in California in 1979 and reincorporated during 1987 in Delaware. In February 1996, IRIS acquired StatSpin Technologies, IRIS engages in the business of developing, manufacturing and selling microscopical image analyzing systems and other laboratory instruments based on proprietary technologies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

    In the opinion of IRIS, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of IRIS as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995.
It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the latest IRIS annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

Use of Estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation:

    The financial statements include the accounts of IRIS and StatSpin Technologies, a wholly-owned subsidiary acquired on February 1, 1996. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. IRIS acquisition of StatSpin was recorded using the pooling-of-interest method of accounting.

Cash, Cash Equivalents and Short-term Investments:

    Short-term investments principally include certificates of deposit and debt instruments of the United States Government with initial maturities greater than three months and less than one year. Long term investments represent certificates of deposit and debt instruments with maturities greater than one year. IRIS considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. IRIS places its cash and investments with high credit quality institutions. At times, these deposits may be in excess of the federally insured limit.

Accounts Receivable:

    IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to customers, primarily domestic hospitals. IRIS performs ongoing credit evaluations of its customers before granting uncollaterized credit and, to date, has not experienced any material credit related losses.

Property and Equipment and Depreciation:

    Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over three to five years, the estimated useful lives of these assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

    Costs of maintenance and repairs are charged to expense when incurred;
costs of renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in current income.

Software Development Costs:

    IRIS capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 -- "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" for new products currently under development and product enhancements once technological feasibility has been established. IRIS amortizes capitalized software costs using the greater of the straight line method divided by the estimated product life, or a percentage of total units sold over the projected sales. Amortization of software development costs was $7,775 and $5,752 for the three months ended March 31, 1996 and 1995, respectively.

Deferred Warrant Costs:

    Deferred warrant (see balance sheets "Deferred Warrant Costs") costs are the result of the issuance of warrants in conjunction with various development agreements and a product line acquisition. These costs are being amortized on a straight line basis over the expected life of the related technology of , generally, ten years.

Revenue Recognition:

    IRIS derives revenue from the sale of urinalysis workstations, other laboratory instruments and related supplies, the sales of service contracts and repairs, and research and development contracts. IRIS generally recognizes product revenues once all of the following conditions have been met: (i) an authorized purchase order has been received in writing, (ii) customer credit worthiness has been established, and (iii) shipment of the product to the customer designated location has occurred. Estimated installation expense is recognized as part of the accrual for warranty expenses at the time of shipment.

    IRIS recognizes service revenues ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally made in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

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

Income Taxes:

    In 1993, IRIS changed its method of accounting for income taxes by adopting SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

3.  MARKETABLE DEBT SECURITIES.

    On January 1, 1994, IRIS adopted Statement of Financial Accounting
Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and determined that all its debt securities should be classified as "held-to-maturity" based on the Company's intent and ability to hold those securities to maturity. Under SFAS 115, debt securities classified as "held-to-maturity" are carried at amortized cost.

    At March 31, 1996, IRIS had the following debt securities included in short-term and long-term investments:

                                  Expected Maturity Value and Period
                                   ----------------------------------
                         Amortized Cost      Within One     One to Five
                         --------------      ----------     -----------
                                                   Year           Years
                                                   ----           -----
    US Treasury Bills       $3,816,073      $4,033,000
    US Treasury Note           100,000                        $100,000

4.  INVENTORIES.

    Inventories, with the exception of rental units, are carried at the lower cost or market on a first in, first out basis and are composed of the following:

                                       December 31, 1995   March 31, 1996
                                        -----------------   --------------
    Finished goods                          $    316,218      $   272,000
    Work-in-process                              195,266          261,402
    Raw materials, parts,
    sub-assemblies                             2,358,329        2,638,204
                                              -----------       ----------
                                            $  2,869,813      $ 3,171,606
                                              -----------       ----------
                                              -----------       ----------
5.  PROPERTY AND EQUIPMENT.

    Property and equipment is composed of the following:

                                       December 31,1995    March 31, 1995
                                        ----------------    --------------
    Leasehold improvements                  $   327,178       $   341,897
    Furniture and fixtures                      115,544           188,474
    Machinery and equipment                   2,718,211         2,507,416
    Tools, dies, and molds                      236,694           804,566
    Rental units                                166,268           180,407
                                              ----------         ---------
                                              3,563,895         4,022,760
                                              ----------         ---------
Less accumulated depreciation                 (2,568,851)       (2,676,390)
                                              ----------         ---------
                                            $   995,044       $ 1,346,370
                                              ----------         ---------
                                              ----------         ---------

    Property and equipment includes $1,304,448 and $1,284,448 for March 31, 1996 and December 31, 1995, respectively, of fully depreciated assets which remain in service. Depreciation expense was $106,000 and $83,000 for the three month periods ended March 31, 1996 and 1995, respectively. Maintenance and repairs expense for the three months period ended March 31, 1996 and 1995 was $13,000 and $12,000, respectively.

    Rental units are carried at cost less accumulated depreciation ($175,123 at March 31, 1996 and $163,952 at December 31, 1995). Future minimum rental revenue on noncancellable lease as of March 31, 1996 is approximately $204,000 due during 1996.

6.  ACCRUED EXPENSES.

    Accrued expenses are composed of the following:

                                       DECEMBER 31, 1995   MARCH 31, 1996

    Accrued bonuses                         $    366,372      $   116,149
    Accrued commission                            76,079           90,000
    Accrued payroll                               72,405           33,122
    Accrued vacation                             135,832          149,515
    Accrued professional fees                    113,403           93,202
    Accrued taxes - other                         64,564           33,448
    Accrued expenses - other                     140,121          549,260
    Accrued warranty expense                     307,323          298,573
                                              -----------       ----------
                                            $  1,276,099      $ 1,363,269
                                              -----------       ----------
                                              -----------       ----------
7.  INCOME TAXES.

    The income tax provision for the three months ended March 31, 1996 and 1995 consists of estimated alternative minimum taxes and reflects the utilization of net operating loss carryforwards for both federal and state purposes.

    In the fourth quarter of 1995, IRIS recognized a tax benefit of $3,587,000 through a reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history as well as an assessment that operations will continue to generate taxable income. Realization of the deferred tax assets are dependent upon continued generation of sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

    At March 31, 1996, IRIS had federal and state net operating loss carryforwards of $13.8 million and $323,000, respectively, which expire in fiscal years ending in 2000 through 2010. As of March 31, 1996, IRIS had investment tax and R & D credit carryforwards of approximately $72,000 expiring in fiscal years through 2003.

8.  LDA AND WARRANTS.

    In October, 1992, LDA Systems, Inc. (LDA) completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA common stock and ten IRIS warrants, each five warrants entitling the holder to purchase one share of IRIS common stock for $3.75, exercisable at any time from November 16, 1992 through July 31, 1995. LDA received net proceeds of $774,000 from the unit offering. LDA used these funds to engage IRIS during the period October 1992 through June 1995 to conduct research, development, clinical evaluations and pre-market testing of The White IRIS-Registered Trademark-, a proposed new product, in accordance with a research and development contract. In addition, IRIS funded an additional $500,000 of the development costs at a rate of $15,000 per month during this period.

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

    IRIS had the option to purchase for cash or shares of IRIS common stock all of the outstanding shares LDA common stock at $20 per share until November 29, 1995. In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. IRIS acquired LDA pursuant to the exercise of its call option under the LDA Restated Certificate of Incorporation to purchase all the outstanding shares of LDA Common Stock tendering 2.5765 shares of IRIS Common Stock for each share of LDA Common Stock. As a result of the acquisition, IRIS incurred a non-recurring charge of approximately $2.9 million against earnings for the acquisition of in-process research and development (i.e., work-in-process not yet cleared for interstate commerce by the Food and Drug Administration).

    The following unaudited pro forma combined financial information gives effect to the acquisition of LDA by IRIS under the purchase method of accounting as though the acquisition had occurred on January 1, 1994. Substantially all of the purchase price for the acquisition of LDA paid by IRIS, including amounts of liabilities of LDA to be assumed by IRIS, has been allocated to in-process research and development. Under the purchase method of accounting, the purchased research and development has been written off as of the purchase date. The one time write-off of in-process research and development of approximately $2.9 million is excluded from the pro forma information as it represents a non-recurring item.

                                         December 31, 1994    December 31, 1995
                                         -----------------    -----------------
              Net revenues                  $10,661,943         $12,644,655
                Net income                     $331,767          $4,812,003
  Primary and fully diluted
        earnings per share                        $0.06               $0.79

    The pro forma combined financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the merger been consummated as of the above dates. In addition, the pro forma results are not intended to be a projection of future results.

9.  PSI DEVELOPMENT AGREEMENT.

    On September 25, 1995, Poly U/A Systems, Inc. (PSI) engaged IRIS to develop several new products based on IRIS and other technology to further enhance automation in the urinalysis field. Under the terms of the project, PSI will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use any newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS-Registered Trademark-. PSI has retained IRIS to conduct the research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and PSI will reimburse IRIS for the excess. IRIS has an option until 121 days after termination of the project (which terminates not later than July 31, 1998) to acquire all of the Common Stock of PSI at prices rising over time from $14 to $20 per share of PSI Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock. IRIS is also providing financial and administrative services to PSI at cost.

   PSI, a privately-held company based in Los Angeles, California, was organized in June 1995 to undertake the commercial development of several potential products based on technology developed or licensed by IRIS. In order to fund its share of the project, PSI, in 1995, raised net proceeds of $2.0 million through the sale of 128 units at the price of $20,000 per unit. Each unit consists of 2,000 shares of PSI's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. In the aggregate, investors purchased 256,000 shares of PSI's Callable Common Stock and warrants to purchase 512,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. In connection with PSI's sale of units, IRIS also issued warrants to the placement agent and the finder to purchase an aggregate of 150,000 shares of IRIS Common Stock. These warrants are exercisable at $7.80 per share for a five year period and include certain registration rights.

10. REFERENCE LAB AGREEMENT.

    During the first quarter of 1995, IRIS and Boehringer Mannheim Corporation
(Bmc) and Boehringer Mannheim GmbH (BMG), its German affiliate, announced a joint project to develop a high capacity automated urinalysis system primarily for reference laboratories based on the proprietary technologies of both companies. The program is jointly funded by both companies. In addition to designing specific components of the new system, BMG originally agreed to pay IRIS a fixed amount of $640,000 for its research and development of the project. During the first quarter of 1996, BMG agreed to pay IRIS an additional $350,000 to complete the project.

   In connection with this project and certain distribution considerations, IRIS issued Corange (an affiliate of BMG) warrants to purchase 250,000 shares of IRIS common stock at an exercise price of $7.375 per share and granted Corange certain registration rights with respect to the shares of IRIS common stock issuable upon exercise of these warrants.

11. PRODUCT LINE ACQUISITIONS.

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

    In March 1996, IRIS acquired the urinalysis business of UroHealth Systems, Inc. for $850,000; $788,000 in cash and $62,000 in the assumption of liabilities. UroHealth Systems generated 1995 revenues of approximately $550,000 from this business which consists primarily of manufacturing and marketing two proprietary product lines: the Cen-Slide-Registered Trademark-1500 System for centrifugal urine sedimentation and manual microscopic examination and the FloStar-Registered Trademark- urine specimen collection and dispensing container. These products are used primarily by hospital and physician office laboratories in manually performing routine urinalysis. Among other things, IRIS acquired seven U.S. patents and eight corresponding foreign patents as well as the design for the unique centrifuge used in the Cen-Slide-Registered Trademark- system.

   IRIS is transferring production of these products to its StatSpin subsidiary and will market them under the IRIS/StatSpin label through StatSpin's existing distribution channels.

12. CAPITAL STOCK.

Stock Issuances:

    During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of 2 years. Payments for the 50% portion may be made at the option of the employee either by payroll deduction or by lump sum payment, but in no event may it exceed more than 15% of the employee's total compensation during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to the Plan may not be transferred, except following the death of the employee or a change in control, for a period of 2 years following the date of purchase. During the period of the limitation on transfer, IRIS has the option to repurchase the shares at the employee purchase price, if the employee terminates employment with IRIS either voluntarily or as a result of termination for cause. During the periods ended March 31, 1996 and 1995, IRIS issued 15,882 and 3,200 shares of common stock, respectively, in exchange for $61,445 and $17,680 in cash and services, respectively, under the Plan.

    In addition during the quarter ended March 31, 1995, IRIS issued 8,000 shares of stock on exercise of stock options granted to employees, former employees and consultants.

Stock Options:

    For the three months ended March 31, 1996, 122,400 shares of common stock were granted under the 1994 Stock Option Plan. Options for 8,000 shares were
exercised and options for 9,600 shares were canceled.   At March 31, 1996,
options to purchase 728,201 shares of common stock were issued and outstanding under IRIS stock option plans. The outstanding options expire by the end of 2006. The exercise price for these options range from $1.10 to $5.42 per share for an aggregate exercise price of $3,239,200. There were an additional 216,267 shares available at March 31, 1996, for the granting of future options.

Warrants:

    At March 31, 1996, there were warrants outstanding and exercisable to purchase 250,000 shares of common stock exercisable at $7.375 per share until February 6, 1998, 75,000 shares at $8.125 per share until March 30, 1998, 512,000 shares at $6.50 per share until September 29, 1998 and 150,000 shares at $7.80 per share until September 28, 2000.

Preferred Stock:

    IRIS is authorized to issue 3,000,000 shares of preferred stock in one or more series with such terms as may be designated by the Board of Directors. There is no preferred stock outstanding.

13. COMMITMENTS.
Leases:

    IRIS leases its primary business location at a monthly rent of $13,623, subject to increases based on the Consumer Price Index. IRIS has the option to renew the lease for two additional three-year periods commencing on July 3, 1997. Through its StatSpin subsidiary ( acquired in March 1996) located at 85 Morse Street, Norwood, Massachusetts, IRIS leases an additional 10,851 square feet of office, laboratory, and manufacturing space. The monthly rent for this space is approximately $7,100. While IRIS does not have any material amount of unused space in its facilities, it has sufficient capacity now and expects it capacity to be sufficient to meet any reasonable production increases in the near term.

    At March 31, 1996, the minimum lease payments due over the remaining life of this lease and an automobile lease were:

                        Year ended
                        DECEMBER 31         AMOUNT
                         -----------        ------
                        1996 (nine months)  $ 198,435
                        1997                  196,735
                                               -------
                                            $ 395,170
                                               -------
    Rent expense under all operating leases during the three months ended March 31, 1996 and 1995 was $47,310 and $44,973, respectively.

Other:

    Effective September 1, 1988, IRIS entered into a consulting and licensing agreement with Cytocolor, Inc. relating to the use of a patented leukocyte stain in The White IRIS-TM-, a product currently under development by IRIS. Under the terms of the agreement, IRIS is subject to the following future royalty payments:

                                                      Royalty
                                                       -------
                             1997                     $ 20,000
                             1998                       20,000
                             1999                       20,000
                             Years thereafter          280,000
                                                        -------

                                                      $340,000
                                                        -------
                                                        -------




    In connection with the development agreement with PSI, IRIS has agreed to fund $15,000 per month (up to a maximum of $500,000) of the cost of the development project (see Note 9).

14. EARNINGS PER SHARE.

    The computation of per share amounts for the three months ended March 31, 1996 and 1995 is based on the weighted average number of common shares and common share equivalents outstanding for the period. Fully diluted and primary earnings per share were $.07 and $.06 for the three months ended March 31, 1996 and 1995, respectively.

15. LICENSES.

    Pursuant to earlier payments and certain agreements with TOA Medical Electronics Co., Ltd. (TOA), TOA has developed a urine sediment analyzer under license from IRIS using pre-1989 IRIS technology. The 1995 royalty amount reflects an agreement with TOA to temporarily increase the amount of the royalty from 3% to 5% and the scope of the royalty to apply to revenue on consumables and service contracts, as well as instruments. These changes were made retroactive to October 1994 and expire in September 1996, at which time the scope and amount of the royalty will revert to their original term unless TOA exercises its right under the temporary agreement to negotiate a permanent change to the license. IRIS received royalties of $22,000 and $32,000, respectively, for the periods ended March 31, 1996 and 1995.

16. EXPORT SALES.

    IRIS had export equipment sales of $39,619 and $52,350, respectively, during the three month periods ended March 31, 1996 and 1995.

17.  SIGNIFICANT  EVENTS.

StatSpin Merger:

    On February 1, 1996, a newly formed subsidiary of IRIS completed its merger with Norfolk Scientific, Inc., d/b/a/ StatSpin Technologies, (StatSpin), which became a wholly owned subsidiary of IRIS. StatSpin manufactures special purpose centrifuges and other small instruments widely used in clinical, veterinary, physicians offices and research laboratories and sells its products primarily through leading distributors to the physician office and veterinary laboratory markets. IRIS issued approximately 340,000 shares of common stock for all of the outstanding common stock and appreciation rights of StatSpin and assumed options and warrants to purchase and additional 126,000 shares of IRIS common stock. This represents an exchange ratio of 4.095 shares of IRIS for each common share and stock appreciation right of StatSpin. This transaction is being accounted for as a pooling-of-interests.

18. RESEARCH AND DEVELOPMENT FUNDING.

    During the first quarter of 1995, IRIS and BMG announced a joint project to develop a high-capacity, automated urinalysis system for reference laboratories based on the proprietary technologies of both companies. The program is jointly funded by BMG and IRIS. During the first quarter of 1996, IRIS received $150,000 from BMC as partial payment for this project. (See Note 10).

    In September 1995, IRIS and PSI entered into a joint project to develop several new products based on IRIS technology (the PSI Products) to further enhance automation in the urinalysis field. (See Note 9).

   Development contract revenues and costs connected with the PSI Products and the Reference Lab projects are as follows:

                                  Three months ended March 31,
                                   ----------------------------
                                     1995               1996
                                      ----               ----

                   Revenues       $274,360            $812,687
                   Costs          (319,360)           (822,318)
                                    -------             -------
                                  $(45,000)           $ (9,631)
                                    -------             -------
                                    -------             -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    In 1995, IRIS began implementing a new strategy to expand its urinalysis business by adding a line of proprietary cost-effective, outcome-enhancing urinalysis products suitable for laboratories of all sizes. As part of this strategy, IRIS acquired (i) the digital refractometer product line of Biovation, Inc. in March 1995, (ii) the complete business of StatSpin Technologies in February 1996 and (iii) the urinalysis business of UroHealth Systems, Inc. in March 1996. IRIS may pursue additional acquisitions in the future consistent with this strategy. See "Business--Narrative Description of Business--Recent Acquisitions" in the IRIS Annual Report on Form 10-k for the year ended December 31, 1995 ("IRIS Annual Report").

    During March 1995, IRIS acquired the digital refractometer product line of Biovation, Inc. for $850,000 in cash and warrants to purchase 75,000 shares of IRIS Common Stock at an exercise price of $8.125 per share. The product line consists of manufacturing and marketing a patented device known as a digital refractometer and the related consumables used in its operation and maintenance.

    During February 1996, IRIS acquired Norwood, Massachusetts based Norfolk Scientific, Inc. for approximately 340,000 shares of IRIS Common Stock and the assumption of options and warrants to purchase an additional 126,000 shares of IRIS Common Stock. Norfolk Scientific, which conducts business under the trade name "StatSpin Technologies," manufactures special purpose centrifuges and other small laboratory instruments and plastic consumable items used in their operation. StatSpin had net sales of $3.1 million for the twelve months ended December 31, 1995. The total consideration paid by IRIS (including the immediately realizable value of the assumed options and warrants) is estimated at $3,000,000 based on a negotiated price of $7.58 per share of IRIS Common Stock in the transaction. The acquisition was accomplished through the merger of the newly-formed subsidiary of IRIS into StatSpin, with StatSpin being the surviving corporation and becoming a wholly-owned subsidiary of IRIS. The acquisition was accounted for using the pooling-of-interests method. In response to the exercise of demand registration rights granted in connection with the acquisition, IRIS filed a shelf registration statement with the Securities and Exchange Commission on March 27, 1996 to register approximately 466,000 shares of IRIS Common Stock which may be offered for sale from time to time by the former securityholders of StatSpin. The registration statement became effective on May 2, 1996.

    During March 1996, IRIS acquired the urinalysis business of UroHealth Systems, Inc. for $850,000, of which $788,000 was cash and $62,000 the assumption of liabilities. UroHealth Systems generated revenues of approximately $550,000 from this business in 1995. The business consists primarily of manufacturing and marketing two proprietary product lines: the Cen-Slide-Registered Trademark- 1500 System for centrifugal urine sedimentation and manual microscopic examination and the FloStar-Registered Trademark- urine specimen collection and dispensing container.

    There were also several significant developments in 1995 related to the IRIS core business of marketing major instruments and related consumables. IRIS completed the acquisition of LDA Systems, Inc. (LDA) in June 1995 for approximately 498,000 shares of IRIS Common Stock and thereby reacquired the rights to The White IRIS-Registered Trademark- leukocyte differential analyzer. The White IRIS-Registered Trademark- is major new product which IRIS was developing in a joint program with LDA similar to the current program with PSI (described below). IRIS is currently awaiting FDA clearance to market The White IRIS-Registered Trademark-. However, there can be no assurance that IRIS can secure FDA clearance or that The White IRIS-Registered Trademark- will be a commercially feasible or successful product. As a result of the LDA acquisition, IRIS incurred a non-recurring, non-cash charge of $2.9 million against earnings in the second quarter of 1995 for the acquisition of in-process research and development (i.e. work in process not yet cleared for interstate commerce by the FDA). See "Business--Future Developments--The
White IRIS-Registered Trademark- and Hematology" in the IRIS Annual Report.

    Late in the third quarter of 1995, IRIS began marketing two new models (the Model 300 and Model 500) of its flagship product line, The Yellow IRIS-Registered Trademark- series of urinalysis workstations. A new faster workstation, the Model 500 introduces a series of technology upgrades that make it the most accurate, fastest and easiest-to-use urine profiling system ever built, replacing the long-established Model 450 version of The Yellow IRIS-Registered Trademark-.

    A new and faster low-cost Model 300 workstation also replaces the earlier Model 250 version of The Yellow IRIS-Registered Trademark- . The model 250 was introduced in 1991 as a lower priced alternative to The Yellow IRIS-Registered Trademark- Model 450. The Model 300 is the lower-priced version of the Model
500. The lower-priced version of The Yellow IRIS-Registered Trademark-accounted for approximately 10% and 67% of all new systems placed during the periods ended March 31, 1996 and 1995, respectively. The lower-priced version is expected to remain a significant percentage of total systems sales because of its appeal to more numerous community hospitals. However, the introduction of the new models may change the historical ratio of sales of both units as the marketplace determines their relative appeal. While the gross margin of the lower-priced version is smaller, IRIS believes it contributes incrementally to the aggregate gross margin earned as it appeals to a market segment that ordinarily would not buy the more expensive model. Because its incremental margin exceeds the incremental operational expenses connected with its sale, it contributes positively to the profitability of IRIS.

    In September of 1995, IRIS and Poly U/A Systems, Inc. (PSI) entered into a joint project to develop several new products based on IRIS technology (the PSI Products) to further enhance automation in the urinalysis field. These products are expected to have dual potential as both stand-alone products and enhancements to the IRIS flagship products, The Yellow IRIS-Registered Trademark- series of urinalysis workstations. Under the terms of the Development Agreement, PSI will have the right to use the IRIS technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use the newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS-Registered Trademark-. PSI has retained IRIS to conduct research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and PSI will reimburse IRIS for the excess.

    PSI a privately-held company based in Los Angeles, California, was organized by IRIS in June 1995 to undertake the commercial development of the PSI Products. In order to fund its share of the project, PSI raised net proceeds of approximately $2.0 million through the sale of 128 units at a price of $20,000 per unit. Each unit consisted of 2,000 shares of PSI's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. IRIS also issued warrants to the placement agent and the finder to purchase an aggregate of 150,000 shares of IRIS Common Stock at $7.80 per share for a period of five years.

    IRIS has an option until 121 days after termination of the project with PSI (which terminates not later than July 31, 1998) to acquire all of the Common Stock of PSI at prices rising over time from $14 to $20 per share of PSI Common Stock or an aggregate of $3.6 million to $5.1 million for all the outstanding shares of PSI Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock valued at the 20-day average closing price just prior to exercise. If, at the time of exercise, PSI has completed product development and obtained FDA clearance to market any new products, IRIS would likely capitalize that portion of the purchase price attributable to completed products and amortize it over the estimated useful life of the completed technology. IRIS would likely allocate a substantial portion of the balance of the purchase price (plus any PSI liabilities outstanding at the time of acquisition) to any products which have not been completed and approved for marketing by the FDA and would record a nonrecurring, noncash (if purchased with IRIS stock) charge against earnings in that amount for the acquisition of in-process research and development (i.e. work in process not yet cleared by the FDA).

    In 1994, IRIS developed a strategic alliance with Boehringer Mannheim Corporation (BMC), an Indianapolis based manufacturer of diagnostic products, and Boehringer Mannheim GmbH (BMG), BMC's German affiliate and a world leader in clinical chemistry. BMC and BMG are wholly owned subsidiaries of Corange Limited (Corange), a diversified healthcare company with 1995 worldwide sales of more than $3.5 billion. All three companies underwent a significant management restructuring in 1995. As a result of the restructuring, together with certain events that followed the restructuring, IRIS initiated discussions with BMG to address several concerns. Based on the position of the BMG management to date, IRIS believes that these concerns can be adequately addressed. While it is clear that IRIS and Corange will not pursue a joint venture in hematology, IRIS cannot predict what other changes, if any, in the IRIS/BMG alliance will result from these discussions. See "Business--Strategic Alliance with Boehringer Mannheim" in the IRIS Annual Report.

    The CHEMSTRIP/IRIStrip-TM- became a significant source of revenues in 1995, as more than sixty percent of existing IRIS customers have converted to the new test strips. IRIS began marketing the new test strips during the fourth quarter of 1994 concurrently with the introduction of an improved version of The Yellow IRIS-Registered Trademark- featuring the new CHEMSTRIP-Registered Trademark-urine test reader. BMC designed and manufactures both the test strips and the readers especially for The Yellow IRIS-Registered Trademark-. See "Business--Strategic Alliance with Boehringer Mannheim--Distribution of CHEMSTRIPS/IRIStrip-TM- Urine Test Strips and Custom Reader" in the IRIS
Annual Report.

    In July 1995, IRIS and BMG unveiled a prototype of the new IRIS/BMC 900 UDX-TM- Urine Pathology System, a high-capacity, automated urinalysis system for reference laboratories based on the proprietary technologies of both companies. The 900UDX-TM-, part of The Yellow IRIS-Registered Trademark- series of urinalysis workstations, is being jointly developed by IRIS and BMG. IRIS recently obtained FDA clearance to market the 900UDX-TM- and expects to start commercial production in the second quarter of 1996. The 900UDX-TM- will be manufactured by IRIS in its Chatsworth, California facility and distributed by IRS in North America and by BMG and its affiliates overseas. The 900UDX-TM- is expected to be the fastest, most accurate, most cost-effective way possible to perform routine urinalysis today. See "Business--Strategic Alliance with Boehringer Mannheim--Joint Development of Reference Laboratory System" in the IRIS Annual Report.

    In May 1996, IRIS signed a letter of intent to acquire the digital imaging business of Perceptive Scientific Instruments, Inc. (Perceptive Scientific) for $16 million, $9 million in cash and $7 million in subordinated convertible debentures. Perceptive Scientific, a privately held company based in Houston, is a recognized leader in the development and supply of digital imaging systems for biological, clinical and research applications. Perceptive Scientific's primary business is providing genetic analysis instrumentation and related services through worldwide sales of its proprietary PowerGene-TM- product line. The PowerGene-TM- product line, based in part on image processing technology from NASA, is used in various cytogenetic procedures, including automatic chromosome karyotyping, DNA probe analysis via florescent in-situ hybridization methods and comparative genomic hybridization analysis. The PowerGene-TM-System is marketed nationally from Perceptive Scientific's Houston headquarters and internationally through its U. K. subsidiary. The acquisition is subject to a number of conditions, including completion of due diligence by IRIS, negotiation and execution of a definitive written agreement, approval by the IRIS Board of Directors and approval by the controlling shareholder of Perceptive Scientific's parent company.

    IRIS, like many other companies in the clinical laboratory instrumentation business, is feeling the impact of Medicare reimbursement regulations and current economic conditions which have intensified the review of capital expenditures by hospitals. One result has been slower than expected replacement sales as IRIS customers postpone capital expenditures and continue using The Yellow IRIS-Registered Trademark- beyond its five-years anticipated life. On the other hand, IRIS believes a longer instrument life may benefit new customers sales by providing greater product justification. IRIS also believes the impact of intensified capital expenditures reviews may be mitigated by the current widespread shortage of medical technologists since its products reduce the number of medical technologists needed in the laboratory and by the increased interest in better outcomes since its products can produce more accurate and faster results. See "Business--Cost Containment" in the IRIS Annual Report.

    Nonetheless, healthcare is an area of extensive and dynamic change, and IRIS cannot predict future changes in the healthcare field or their impact on its business. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. The cost of certain proposals would be funded in part by reductions in payments by governmental programs, including Medicare and Medicaid to healthcare providers. At the present time, IRIS believes that the effectiveness of The Yellow IRIS-Registered Trademark- should be even more beneficial to hospitals if their revenues are further controlled. However, if IRIS is unable to convince potential customers of this fact, these changes could have a material adverse effect on the Company's business, results of operations and financial condition.

RESULTS OF OPERATIONS

    FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

    IRIS had net income of $442,000 for the first quarter of 1996, an increase of $45,000 (or 11%) from net income of $397,000 for the first quarter of 1995. The increase of $319,000 in operating income was significantly offset by $210,000 of expenses related to the acquisition of StatSpin Technologies. The improvement in operating income is primarily attributable to increased sales of workstations and related supplies (including CHEMSTRIP/IRIStrips-TM-), other laboratory instruments and related supplies, and service contracts and repairs. On a more comparable basis, net income excluding the acquisition expenses would have been approximately $630,000.

    Interest income declined by $30,000 due largely to decreased amounts of invested cash. Other income consisted primarily of royalties from TOA of $22,000 and $32,000, respectively, for the quarters ended March 31, 1996 and 1995, respectively. These royalty amounts include the effect of an agreement with TOA to temporarily increase the amount of the royalty from 3% to 5% and the scope of the royalty to apply to revenues on consumables and service contracts, as well as instruments. These changes were made retroactive to October 1994 and expire in September of 1996, at which time the scope and amount of the royalty will revert to their original term unless TOA exercises its right under the temporary agreement to negotiate a permanent change in the license.

    Net sales (excluding revenues from research and development contracts) increased 34% to $4.3 million for the first quarter of 1996 from $3.2 million during the first quarter of 1995. The $1.1 million increase is primarily attributable to increased sales of workstations, other instruments, service contracts and repairs, and related supplies , including increased sales of CHEMSTRIPS/IRIStrips -TM-. Cost of goods (excluding the cost of research and development contracts) increased to approximately $2.2 million for the first quarter of 1996 from $1.6 million in the first quarter of 1995 and decreased as a percentage of sales to 50% from 52% as a result of improved utilization of service parts and increased sales of consumables.

    Total research and development expenses, including the costs of development contracts, increased to $1.1 million in the first quarter of 1996 from $451,000 in the first quarter of 1995 as IRIS continued to invest in the development of new applications and further improvements in its technology. Research and development expenses related to The White IRIS-TM- decreased to $71,000 during the first quarter of 1996 from $165,000 during the same quarter in 1995. Research and development on this project decreased significantly following submission to the FDA of an application for clearance to market The White IRIS-Registered Trademark-. Research and development expenses related to the 900UDX-TM- reference laboratory system were $124,000 for the first quarter of 1996 and were offset by revenues of $150,000 from BMG. Research and development expenses related to PSI Products were $698,000 for the first quarter of 1996 and were offset by revenues of $663,000 from PSI. Research and development expenses unrelated to these three projects increased to $260,000 for the first quarter of 1996 from $131,000 for the first quarter of 1995, as research and development activity, in general, was intensified. See "--Overview", "Business--Future Developments--The White IRIS-Registered Trademark-and Hematology", "Business--Strategic Alliance with Boehringer Mannheim--Joint Development of the Reference Laboratory System" in the IRIS Annual Report.

    Marketing and selling expenses in the first quarter of 1996 increased by almost $154,000 to $794,000 as compared to the first quarter of 1995. The increase is due largely to a greater emphasis on direct marketing. General and administrative expenses of $744,000 in the first quarter of 1996 increased by $316,000 from the first quarter of 1995 due in large part to expenses related to the acquisition of StatSpin Technologies in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES.

    Working capital decreased by $.4 million since December 31, 1995, to a total of $11.1 million at March 31, 1996. IRIS experienced negative cash flow of $1.5 million during the first quarter of 1996 as compared to a negative cash flow of $1.2 million during the first quarter of 1995. Negative cash flow is due primarily to continued, significant growth in sales (as reflected in increased amounts of inventory and accounts receivable). IRIS believes that its current cash on hand plus short term investments will be sufficient to meet is liquidity needs for the next year. However, IRIS is pursuing a revolving line of credit with its principal bank to provide an alternative source of liquidity.

    As discussed above under "Overview," IRIS has signed a letter of intent to acquire the digital imaging business of Perceptive Scientific for $16 million, $9 million in cash and $7 million in subordinated convertible debentures. IRIS intends to fund the $9 million cash portion of the purchase price using the bank credit line discussed above or other external cash sources.

    During the first quarter 1996, IRIS spent $447,000 for capital expenditures, primarily for machinery and equipment, compared with $166,000 for capital expenditures during the first quarter of 1995. IRIS currently has no material commitments for capital expenditures. Future commitments for capital expenditures may prove necessary to continue IRIS efforts in research and development and to manufacture and market its existing products.

    IRIS has made numerous improvements in The Yellow IRIS-Registered Trademark- over the years, and further improvements to The Yellow IRIS-Registered Trademark- will require a substantial amount of research and development and financial resources. While IRIS believes that it has the technical ability and financial resources for such implementations, IRIS is currently funding the majority of this work through a collaborative arrangement with BMG and through a joint development program with PSI. See --"Overview" in the IRIS Annual Report.

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

    In an effort to maximize interest income on its cash and cash equivalents, IRIS holds a significant portion of its cash funds in U.S. Treasury securities and federally insured certificates of deposit.

INFLATION

    IRIS does not foresee any material impact on its operations from inflation.


PART 2 - OTHER INFORMATION

         ITEM 1 - Legal Proceedings

    In 1994, IRIS became aware that a company called Intelligent Medical Imaging, Inc. (IMI), was demonstrating a new slide-based microscopic imaging system at various trade shows. After further examination of the IMI system, IRIS notified IMI that its system infringed at least two IRIS patents. The parties entered into negotiations regarding the licensing of these and possibly other IRIS patents to IMI. The parties were unable to reach an agreement and, on October 19, 1995, IMI filed a complaint in the United States District Court for the Southern District of Florida. In its complaint, IMI seeks, among other things, declaratory judgments that (i) IMI's system does not infringe either of the two IRIS patents in question, (ii) both of such IRIS patents are invalid and
(iii) both IRIS patents are unenforceable due to misuse of the patents by IRIS. IMI has also alleged in its complaint that IRIS is in violation of certain U.S. antitrust laws. IRIS is vigorously defending both patents and pursuing infringement claims against IMI.

    As part of a 1988 agreement, IRIS granted TOA Medical Electronics Co., Ltd.
(TOA), a Japanese company, the right to market urine sediment analyzers using pre-1989 IRIS technology. In exchange, TOA agreed to pay IRIS royalties on sales of such analyzers and granted IRIS the exclusive right to distribute in North America any urine sediment analyzer made by TOA. In late 1990, TOA introduced a urine sediment analyzer, the UA-1000, and in mid-1993 introduced an improved model, the UA-2000, both into the Japanese market. Despite the fact that the UA-2000 performs only the urine sediment analysis portion of a complete urinalysis, as limited by the agreement, it is currently priced comparably to The Yellow IRIS -Registered Trademark- which is more versatile. IRIS learned in 1995 that TOA is showing a new urine sediment analyzer based on TOA's particle counting technology, the UF-100, to selected prospects in the U.S. IRIS subsequently asserted its rights under the 1988 agreement to distribute the UF-100 in North America. TOA disputes the right of IRIS to distribute this product, and IRIS and TOA are currently arbitrating the issue.

    ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

      3.1     Articles of Incorporation.(1)
      3.2     Bylaws.(2)
     10.1     Lease of the Registrant's facilities. 3)
     10.2     1980 and 1982 Stock Option Plans, and forms of Stock Option
              Agreements for each Plan.(4)
     10.3     1983 and 1986 Stock Option Plans, and forms of Stock Option
              Agreements for each Plan.(5)
     10.4     Amended and Restated 1986 Stock Option Plan.(6)
     10.5     1994 Stock Option Plan and forms of Stock Option Agreements.(7)
     10.6     Various Agreements with TOA.(8)
     10.7     Agreement for a Strategic Alliance in Urinalysis dated Jan. 7,
              1994 between IRIS and BMC.(9)
     10.8     Securities Purchase Agreement dated as of April 20, 1994 by and among IRIS, LDA and Corange International Limited.(10)
     10.9     Warrant Certificate dated April 22, 1994 issued to Corange
              International Limited.(9)
    10.10     Research and Development and Distribution Agreement dated
              February 6, 1995 by and among IRIS, LDA and Corange International
              Limited.(9)
    10.11     Warrant Certificate dated February 6, 1995 issued to Corange
              International Limited.(9)
    10.12     Asset Purchase Agreement dated as March 20, 1995 between IRIS and
              Biovation,Inc.(9)
    10.13     Warrant Certificate dated March 20, 1995 issued to Biovation,
              Inc.(9)
    10.14     Technology License Agreement dated as of September 29, 1995 between IRIS and PSI.(11)
    10.15     Research and Development Agreement dated as September 29, 1995 between IRIS and PSI.(11)
    10.16     $100 Class "A" Note dated September 29, 1995 issued by PSI in favor of IRIS.(11)
    10.17     Certificate of Incorporation of PSI. (See Article FOUR regarding the IRIS Option.)(11)
    10.18     Agreement and Plan of Merger dated January 31, 1996 between IRIS and StatSpin.(12)
    10.19     Registration Rights Agreement dated January 31, 1996 between IRIS and StatSpin Stockholders.(12)
    10.20     Employment Agreement dated January 30, 1996 with Thomas F.
              Kelley.(12)
    10.21     Lease for the facilities of Registrant's subsidiary,
              StatSpin.(12)
    11        Statement re Computation of Per Share Earnings.

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and its Annual Report on Form 10-K for the year ended December 31, 1995.
(3) The original lease and all prior amendments are incorporated by reference to the Company's Annual Report on Form 10-K for the year December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference to the Company's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985.
(5) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994.
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(10)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
(11)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.
(12)Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(b) Reports on Form 8-K

    IRIS filed a Current Report on Form 8-K on February 16, 1996 with respect to the acquisition of Norfolk Scientific, Inc., d/b/a StatSpin Technologies, which included certain financial statements of StatSpin and unaudited pro forma condensed financial statements reflecting the combination of IRIS and StatSpin using the pooling of interests accounting method. IRIS also filed a Current Report of Form 8-K on May 9, 1996 with respect to the signing of a letter of intent for the acquisition of the digital imaging business of Perceptive Scientific Instruments, Inc.


                             SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


Dated:  May 14, 1996              By:      /s/ E. Eduardo Benmaor
                                      ---------------------------------------
                                     E. Eduardo Benmaor
                                     Secretary, Controller and
                                     Principal Accounting Officer