Form 10-Q
period 1996-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1996-08-19
CIK 319240

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549

                                ----------------------

                                      FORM 10-Q

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended                             Commission File
    June 30, 1996                                     No. 1-9767

                                ----------------------


                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


    Delaware                                          94-2579751
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                    identification No.)


              9162 Eton Ave., Chatsworth, California       91311
              (Address of principal executive offices)     (Zip Code)

              Telephone Number:  818-709-1244


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                       Yes       X         No
                                           -------------      ---------

    The number of shares of Common Stock of the registrant outstanding as of August 6, 1996 was 6,470,951.

                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                  INDEX TO FORM 10-Q

                  Three and six months ended June 30, 1996 and 1995



                                                                     PAGE
                                                                     ----

PART 1 -  FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

         Consolidated Balance Sheets . . . . . . . . . . . . . . . . . 2

         Consolidated Statements of Operations. . . . . . . . . . . .  3 & 4

         Consolidated Statements of Cash Flows . . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements. . . . . . . . . . 6

         ITEM 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. . . .13


PART 2 -  OTHER INFORMATION

         ITEM 1 - Legal Proceedings. . . . . . . . . . . . . . . . . .21

         ITEM 5 - Submission of Matters to a Vote of
                  Security Holders . . . . . . . . . . . . . . . . . .21

         ITEM 6 - Exhibits And Reports on Form 8-K

         (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . .21
         (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . . . .23



SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

PART 1    FINANCIAL INFORMATION

          ITEM 1    FINANCIAL STATEMENTS

                    INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                         CONSOLIDATED BALANCE SHEETS



                                                                     December 31             June 30
A S S E T S                                                                 1995                1996
                                                                    ------------         ------------
                                                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                         $  1,511,395          $1,228,504
  Short-term investments                                               4,736,727           2,635,900
  Accounts receivable-trade, net of allowance for doubtful
      accounts of $87,759 in 1995 and 1996                             3,402,007           4,696,226
  Accounts receivable-service contracts                                  481,367             621,860
  Accounts receivable-other                                              407,245             244,321
  Inventories                                                          2,869,813           3,954,626
  Prepaid expenses and other current assets                              238,683             341,866
  Deferred tax asset                                                     800,900             800,900
                                                                      ----------          -----------
          Total current assets                                        14,448,137          14,524,203

  Property and equipment, at cost, net of accumulated
      depreciation                                                       995,044           1,387,921
  Software development costs, net of accumulated
     amortization of $667,425 in 1995 and $694,628 in 1996               298,030             558,440
  Long term investments                                                  100,000                  --
  Deferred warrant costs                                               1,574,780           1,493,740
  Deferred tax asset                                                   3,594,100           3,594,100
  Other assets                                                         1,460,157           2,117,819
                                                                       ---------           ----------
          Total assets                                               $22,470,248         $23,676,223
                                                                     -----------         ------------
                                                                     -----------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $    810,819      $    1,469,542
  Notes payable                                                          185,633                  --
  Accrued expenses                                                     1,276,099             901,566
  Service contracts-deferred income                                      710,907             722,490
                                                                      ----------          -----------
          Total current liabilities
                                                                       2,983,458           3,093,598
  Notes payable - long term portion                                      125,000                  --
  Service contracts-deferred income                                      190,045             216,601
                                                                      ----------          -----------
          Total liabilities                                            3,298,503           3,310,199
                                                                      ----------          -----------

Shareholders' equity:
  Common stock, $.01 par value
     Authorized:  15,600,000 shares
     Issued and outstanding:   6,292,408 in 1995
                               6,377,805 in 1996                          62,924              63,778
  Additional paid-in capital                                          34,154,116          34,469,313
  Treasury stock (96,473 shares in 1995 and
     84,462 shares in 1996)                                             (453,386)           (377,980)
  Unearned compensation                                                  (95,884)           (160,531)
  Accumulated deficit                                                (14,496,025)        (13,628,556)
                                                                   --------------      --------------
  Total shareholders' equity                                          19,171,745          20,366,024
                                                                   -------------       --------------
  Total liabilities and shareholders' equity                       $  22,470,248       $  23,676,223
                                                                   -------------       --------------
                                                                   -------------       --------------





      The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)





                                                                         For the three months ended
                                                                         --------------------------
                                                                  June 30, 1995       June 30, 1996
                                                                  -------------       -------------

Sales of IVD imaging systems                                         $1,337,966        $  1,283,476
Sales of IVD imaging system supplies and services                     1,622,000           2,152,499
Sales of small instruments and supplies                                 755,917           1,348,470
                                                                      ----------        ------------
Net sales                                                             3,715,883           4,784,445
                                                                      ----------        ------------

Cost of goods from IVD imaging systems                                  510,803             598,810
Cost of goods from IVD imaging system supplies and services             814,406           1,065,048
Cost of goods from small instruments and supplies                       481,810             670,027
                                                                      ----------        ------------
Cost of goods sold                                                    1,807,019           2,333,885
                                                                      ----------        ------------
Gross margin                                                          1,908,864           2,450,560

Marketing and selling expenses                                          714,092             879,954
General and administrative expenses                                     518,848             769,987
Research and development expenses, net                                  487,676             321,121
Acquisition of in-process research and development                    3,175,645                  --
                                                                      ----------        ------------
 Total operating expenses                                             4,896,261           1,971,062
                                                                      ----------        ------------

Operating income (loss)                                              (2,987,397)            479,498

Other income (expense):
  Interest income                                                        72,796              76,841
  Interest expense                                                      (18,309)                 --
  Other income                                                           32,720               3,912
                                                                      ----------        ------------

Income (loss) before provision for income taxes                      (2,900,190)            560,251
Provision for income taxes                                               16,300             135,000
                                                                      ----------        ------------

Net income (loss)                                                 $  (2,916,490)         $  425,251
                                                                   --------------         ----------
                                                                   --------------         ----------

Net income (loss) per share                                               ($.53)               $.06
                                                                           ------               ----
                                                                           ------               ----

Weighted average number of common shares and common
  share equivalents outstanding for the period                        5,529,772           6,920,567
                                                                       ---------           ---------
                                                                       ---------           ---------


The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)





                                                                           For the six months ended
                                                                           ------------------------
                                                                  June 30, 1995       June 30, 1996
                                                                  -------------       -------------

Sales of IVD imaging systems                                       $  2,150,323        $  2,593,090
Sales of IVD imaging system supplies and services                     3,167,241           4,166,294
Sales of small instruments and supplies                               1,565,596           2,369,632
                                                                       ---------          ---------
Net sales                                                             6,883,160           9,129,016
                                                                      ---------           ---------

Cost of goods from IVD imaging systems                                  942,015           1,121,822
Cost of goods from IVD imaging system supplies and services           1,579,246           2,166,156
Cost of goods from small instruments and supplies                       917,227           1,206,674
                                                                      ---------           ---------
Cost of goods sold                                                    3,438,488           4,494,652
                                                                      ---------           ---------
Gross margin                                                          3,444,672           4,634,364

Marketing and selling expenses                                        1,354,069           1,674,364
General and administrative expenses                                     947,008           1,489,308
Research and development expenses, net                                  663,990             591,224
Acquisition of in-process research and development                    3,175,645                  --
                                                                      ---------           ---------
Total operating expenses                                              6,140,712           3,754,896
                                                                      ---------           ---------

Operating income (loss)                                              (2,696,040)            879,468

Other income (expense):
  Interest income                                                       175,014             136,640
  Interest expense                                                      (36,619)             (5,366)
  Other income                                                           66,949              31,727
                                                                     ----------           ---------

Income (loss) before provision for income taxes                      (2,490,696)          1,042,469
Provision for income taxes                                               28,300             175,000
                                                                     ----------           ---------

Net income (loss)                                                 $  (2,518,996)        $  867,469
                                                                   --------------        -----------
                                                                   --------------        -----------

Net income (loss) per share                                               ($.46)               $.13
                                                                           ------               ----
Weighted average number of common shares and common
  share equivalents outstanding for the period                        5,485,933           6,915,143
                                                                       ---------           ---------
                                                                       ---------           ---------



      The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)



                                                                           For the six months ended
                                                                           -------------------------
                                                                  June 30, 1995       June 30, 1996
                                                                  -------------       --------------
Cash flows from operating activities:
   Net income (loss)                                                $(2,518,996)       $    867,469
   Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
         Depreciation and amortization                                  235,480             389,319
         Common stock compensation                                       19,781              48,880
         Write off of acquired in-process research and development    3,175,645                  --
   Changes in assets and liabilities:
      Accounts receivable - trade                                      (273,341)         (1,294,219)
      Accounts receivable - other                                            --             162,924
      Service contracts, net                                            (17,070)           (102,354)
      Inventories                                                      (284,967)           (897,813)
      Prepaid expenses and other current assets                        (141,407)           (103,183)
      Other assets                                                      278,692            (244,662)
      Accounts payable                                                 (219,781)            658,723
      Accrued expenses                                                  (47,677)           (872,544)
                                                                     ----------          ----------
Net cash used by operating activities                                   206,359          (1,023,423)
                                                                     ----------          ----------

Cash flows from investing activities:
    Acquisition of property and equipment                              (275,959)           (423,955)
    Acquisition of product line                                        (850,000)           (788,000)
    Software development costs                                          (77,719)           (287,613)
    Maturities of certificates of deposit                               900,000             800,000
    Purchases of certificates of deposit                               (900,000)           (800,000)
    Maturities of held-to-maturity debt securities                      800,000           3,068,000
    Purchases of held-to-maturity debt securities                    (1,262,937)           (867,173)
                                                                     ----------          ----------
Net cash provided (used) by investing activities                     (1,666,615)            701,259
                                                                     ----------          ----------

Cash flows from financing activities:
    Issuance of common stock for cash                                   384,766             277,930
    Proceeds from notes payable                                         166,660                  --
    Principal payments on notes payable                                (382,646)           (310,633)
                                                                     ----------          ----------
Net cash provided (used) by financing activities                        168,780             (32,703)
                                                                     ----------          ----------

Net increase (decrease) in cash and cash equivalents                 (1,291,476)           (282,891)
Cash and cash equivalents at beginning of period                      2,573,384           1,511,395
Adjustment to cash to reflect change in StatSpin Technologies'
   fiscal year                                                          114,866                  --
                                                                     ----------          ----------
Cash and cash equivalents at end of period                           $1,396,774          $1,228,504
                                                                     ----------          ----------
                                                                     ----------          ----------

Supplemental schedule of non-cash financing activities:

Issuance of common stock for services                              $     22,473            $113,428
Issuance of warrants for asset purchase                                 153,000                  --
Issuance of stock for exercise of call option to purchase LDA         2,977,344                  --
Issuance of warrants in connection with development agreement           315,000                  --


      The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY.

    International Remote Imaging Systems, Inc. (IRIS) was incorporated in California in 1979 and reincorporated during 1987 in Delaware. IRIS engages in the business of developing, manufacturing and selling IN VITRO diagnostic (IVD) systems and other laboratory instruments based on proprietary technology.

    On February 1, 1996, a newly formed subsidiary of IRIS completed its merger with Norfolk Scientific, Inc. , d/b/a/ StatSpin Technologies, Inc. (StatSpin), which became a wholly owned subsidiary of IRIS. StatSpin manufactures special purpose centrifuges and other small instruments widely used in clinical, veterinary, and physicians' offices and research laboratories. StatSpin sells its products primarily through leading distributors to the physician office and veterinary laboratory markets. IRIS issued approximately 340,000 shares of common stock for all of the outstanding common stock and appreciation rights of StatSpin and assumed options and warrants to purchase an additional 126,000 shares of IRIS common stock. This represented an exchange ratio of 4.095 shares of IRIS common stock for each common share and stock appreciation right of StatSpin. This transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin.

    Combined and separate results of IRIS and StatSpin are as follows:
                                                IRIS     StatSpin     Combined
                                                ----     --------     --------
       Six months ended June 30, 1996
           Net sales                      $7,142,494   $1,986,522   $9,129,016
           Net income                        678,430      189,039      867,469

       Six months ended June 30, 1995
           Net sales                       5,447,178    1,435,982    6,883,160
           Net income (loss)              (2,660,024)     141,028   (2,518,996)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Unaudited Interim Financial Statements:

    In the opinion of IRIS, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of IRIS and subsidiary as of June 30, 1996 and the results of their operations and cash flows for the three and six months ended June 30, 1996 and 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the latest IRIS annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

Use of Estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation:

    The financial statements include the accounts of IRIS and StatSpin, a wholly-owned subsidiary acquired on February 1, 1996. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable:

    IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily domestic hospitals, clinical, veterinary and physicians' offices, and research laboratories. IRIS performs ongoing credit evaluations of its customers before granting uncollaterized credit and, to date, has not experienced any material credit related losses.

Property and Equipment and Depreciation:

    Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight line method over three to five years, the estimated useful lives of these assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

    Costs of maintenance and repairs are charged to expense when incurred;
costs of renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in current income.

Software Development Costs:

    IRIS capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 -- "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" for new products currently under development. IRIS amortizes software costs using the greater of the straight line method over the estimated product life of generally one to three years, or a percentage of total units sold over the projected sales. Amortization of software development costs was $27,203 and $20,098 for the six months ended June 30, 1996 and 1995, respectively.

Deferred Warrant Costs:

    Deferred warrant costs result from the issuance of warrants in conjunction with various development, distribution and technology license agreements. These costs are being amortized over the term of the related agreements, or with respect to perpetual technology license agreements, over the expected life of the related technology of, generally, ten years.

Revenue Recognition:

    IRIS derives revenue from the sale of IVD imaging systems, sales of supplies and service for its IVD imaging systems and sales of small laboratory instruments and related supplies. IRIS generally recognizes product revenues once all of the following conditions have been met: (i) an authorized purchase order has been received in writing, (ii) customer credit worthiness has been established, and (iii) shipment of the product to the customer designated location has occurred. Estimated installation expense is recognized as part of the accrual for warranty expenses at the time of shipment.

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

Research and Development Expenditures:

    Except for certain software development costs required to be capitalized as described above (See Software Development Costs), research and development expenditures are charged to operations as incurred. Net research and development expenses include total research and development costs incurred, including costs incurred under research and development contracts, less costs reimbursed under research and development contracts.

Income Taxes:

    IRIS accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Reclassifications:

    Certain reclassifications have been made to the interim financial statements for the periods ended June 30, 1995 to conform with the 1995 fiscal year-end and 1996 interim financial statement presentation. These reclassifications had no effect on net loss or shareholders' equity.

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

    At June 30, 1996, IRIS had the following debt securities included in short-term investments:


                                   Amortized           Expected Maturity Value and Period
                                                       ----------------------------------
                                        Cost           Within OneYear   One to Five Years
                                        ----           --------------   -----------------
          US Treasury Bills        1,435,900              $ 1,470,000                  --
          US Treasury Notes          400,000                  400,000                  --


4.  INVENTORIES.
    Inventories are carried at the lower of first-in, first-out cost or market and are composed of the following:

                                              December 31, 1995   June 30, 1996
                                              -----------------   -------------

          Finished goods                            $   350,907     $   224,000
          Work-in-process                               276,115         431,332
          Raw materials, parts and
            sub-assemblies                            2,242,791       3,299,294
                                                      ---------       ---------
                                                    $ 2,869,813     $ 3,954,626
                                                    -----------     -----------
                                                    -----------     -----------

5.  PROPERTY AND EQUIPMENT.
    Property and equipment is composed of the following:

                                          December 31, 1995   June 30, 1996
                                          -----------------   -------------

      Leasehold improvements                    $   327,178    $    352,254
      Furniture and fixtures                        115,544         116,531
      Machinery and equipment                     2,422,835       2,791,934
      Tools, dies, and molds                        532,070         785,553
      Rental units                                  166,268         191,578
                                                    -------         -------
                                                  3,563,895       4,237,850
      Less accumulated depreciation              (2,568,851)     (2,849,929)
                                                -----------     -----------
                                                $   995,044    $  1,387,921
                                                -----------    ------------
                                                -----------    ------------


     Property and equipment includes $1,348,448 and $1,284,448 at June 30, 1996 and December 31, 1995, respectively, of fully depreciated assets which remain in service. Depreciation expense was $281,078 and $164,169 for the six month periods ended June 30, 1996 and 1995, respectively. Repairs and maintenance expense for the six month periods ended June 30, 1996 and 1995 was $26,406 and $36,019, respectively.

    Rental units are carried at cost less accumulated depreciation ($187,060 at June 30, 1996 and $163,952 at December 31, 1995). Future minimum rental revenue on noncancellable leases as of June 30, 1996 is approximately $136,000 due during 1996.

6.  ACCRUED EXPENSES.
    Accrued expenses are composed of the following:

                                           December 31, 1995   June 30, 1996
                                           -----------------   -------------

       Accrued bonuses                            $  366,372     $   198,519
       Accrued commission                             76,079              --
       Accrued payroll                                88,228          55,122
       Accrued vacation                              135,832         137,104
       Accrued professional fees                     155,552          12,389
       Accrued taxes - other                          70,642         140,331
       Accrued warranty expense                      307,323         279,198
       Accrued - other                                76,071          78,903
                                                     -------         -------
                                                  $1,276,099      $  901,566
                                                  ----------      ----------
                                                  ----------      ----------


7.  NOTES PAYABLE.

    StatSpin had notes payable to shareholders with an outstanding balance of $185,638 at December 31, 1995. The notes bore interest at 11% to 12% and were due in 1996 through 1997.

    In addition, StatSpin had a note payable to the Massachusetts Technology Development Corporation with an outstanding balance of $124,995 at December 31, 1995. The note bore interest at 9% per year and was due in 1998.

    Upon consummation of the merger with StatSpin, all note obligations were paid off by IRIS.

8.  LDA AND WARRANTS.
    In October 1992, LDA Systems, Inc. (LDA) completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA common stock and ten IRIS warrants, each five warrants entitling the holder to purchase one share of IRIS common stock for $3.75, exercisable at any time from November 16, 1992 through July 31, 1995. LDA received net proceeds of $774,000 from the unit offering. LDA used these funds to engage IRIS during the period October 1993 through June 1995 to conduct research, development, clinical evaluations and pre-market testing of The White IRIS-Registered Trademark-, a proposed new product, in accordance with a research and development contract. In addition, IRIS funded an additional $500,000 of the development cost at a rate of $15,000 per month during this period.

    On April 25, 1994, LDA completed the sale of additional units to Corange Limited consisting of 85,714 shares of callable LDA common stock and warrants to purchase an aggregate of 248,571 shares of IRIS common stock at an exercise price of $3.75 per share. As part of the investment agreement, Corange was granted the option to participate with LDA in the joint development, manufacture, and marketing of certain future hematology instruments. The option expired October 30, 1995.

    IRIS had the option to purchase for cash or shares of IRIS common stock all of the outstanding shares of LDA common stock at $20 per share until November 29, 1995. In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock . IRIS acquired LDA pursuant to the exercise of its call option under the LDA Restated Certificate of Incorporation to purchase all the outstanding shares of LDA Common Stock tendering 2.5765 shares of IRIS Common Stock for each share of LDA Common Stock. As a result of the acquisition, IRIS incurred a non-recurring charge in the second quarter of 1995 of approximately $3.2 million against earnings for the acquisition of in-process research and development (i.e., work-in-process not yet cleared for interstate commerce by the Food and Drug Administration).

    On May 13, 1996, IRIS obtained clearance from the FDA to commence marketing The White IRIS-Registered Trademark- leukocyte differential analyzer, its newly developed workstation for white blood cell classification. The FDA cleared The White IRIS-Registered Trademark- as a class III device for commercial use in the classification of normal as well as immature and other abnormal types of white blood cells.

9.  POLY DEVELOPMENT AGREEMENT.

    On September 25, 1995, Poly U/A Systems, Inc. (Poly) engaged IRIS to develop several new products based on IRIS and other technology to further enhance automation in the urinalysis field. Under the terms of the project, Poly will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use any newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS-Registered Trademark-. Poly has retained IRIS to conduct research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to maximum of $500,000) of the cost of the project, and Poly will reimburse IRIS for the excess. IRIS has an option until 121 days after termination of the project (which terminates not later than July 31, 1998) to acquire all of the Common Stock of Poly at prices rising over time from $14 to $20 per share of Poly Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock. IRIS is also providing financial and administrative services to Poly at cost.

    Poly, a privately-held company based in Los Angeles, California, was organized in June 1995 to undertake the commercial development of several potential products based on technology developed or licensed by IRIS. In order to fund its share of the project, Poly, in 1995 raised net proceeds of $2.0 million through the sale of 128 units at a price of $20,000 per unit. Each unit consists of 2,000 shares of Poly's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. In the aggregate, investors purchased 256,000 shares of Poly's Callable Common Stock and warrants to purchase 512,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. In connection with Poly's sale of units, IRIS also issued warrants to the placement agent and the finder to purchase an aggregate of 150,000 shares of IRIS Common Stock. These warrants are exercisable at $7.80 per share for a five year period and include certain registration rights.

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

11. RESEARCH AND DEVELOPMENT CONTRACTS.

    Revenues are recognized under research and development contracts in amounts equivalent to reimbursable research and development costs incurred on the related project plus, where contractually provided for, an amount to cover general and administrative costs of the project.

    Development contract revenues and costs connected with the development agreements entered into with LDA, Poly and BMG as described above were as follows:

                        Three Months Ended June 30,    Six Months Ended June 30,
                        ---------------------------    -------------------------
                                  1995         1996            1995         1996
                                  ----         ----            ----         ----

Revenues                      $363,790     $131,562      $  638,150     $944,249
Costs                          746,695      141,819       1,066,055      964,137
                               -------      -------       ---------      -------
Net costs                     $382,905    $  10,257      $  427,905     $ 19,888
                              --------    ---------      ----------     --------
                              --------    ---------      ----------     --------

12. CAPITAL STOCK.

Stock Issuances:

    During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of 2 years. Payments for the 50% portion may be made at the option of the employee either by payroll deduction or by lump sum payment, but in no event may exceed more than 15% of the employee's total compensation during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to the Plan may not be transferred, except following the death of the employee or a change in control, for a period of 2 years following the date of purchase. During the period of the limitation on transfer, IRIS has the option to repurchase the shares at the employee's purchase price, if the employee terminates employment with IRIS either voluntarily or as result of termination for cause. During the periods ended June 30, 1996 and 1995, IRIS issued 29,973 and 17,937 shares of common stock, respectively, in exchange for $226,755 and $71,222, respectively, in cash and services under the Plan.

    In addition during the six month period ended June 30, 1996, IRIS issued 35,633 shares of stock on exercise of stock options granted to employees, former employees and consultants and 19,791 shares of common stock on exercise of options granted in connection with the acquisition of StatSpin Technologies, Inc.

Stock Options:

    In connection with the merger with StatSpin, each outstanding option and warrant of StatSpin was converted into an option to purchase IRIS common stock at a ratio of 4.095 shares of IRIS common stock for each share of StatSpin common stock covered by such option or warrant. The exercise price per share for the StatSpin options and warrants were adjusted by dividing the initial exercise price by 4.095.

    For the six months ended June 30, 1996, 200,000 shares of common stock were granted under the 1994 Stock Option Plan. Options for 55,424 shares were exercised and options for 11,600 were canceled. At June 30, 1996, options to purchase 872,834 shares of common stock were issued and outstanding under IRIS stock option plans. The outstanding options expire by the end of 2006. The exercise price for these options ranges from $1.10 to $8.29 per share and in aggregate $3,533,352. At June 30, 1996 there were an additional 138,400 shares available for the granting of future options.

Warrants:

At June 30, 1996, there were warrants outstanding and exercisable to purchase 250,000 shares of common stock exercisable at $7.375 per share until February 6, 1998, 75,000 shares at $8.125 per share until March 30, 1998, 512,000 shares at $6.50 per share until September 29, 1998 and 150,000 shares at $7.80 per share until September 28, 2000.

Preferred Stock:

    IRIS is authorized to issue 3,000,000 shares of preferred stock in one or more series with such terms as may be designated by the Board of Directors. There is no preferred stock outstanding.

13. COMMITMENTS.

Leases:

    IRIS leases its primary business locations at a monthly rent of $20,800, subject to increases based on the Consumer Price Index. IRIS has the option to renew one lease for two additional three-year periods commencing on July 3, 1997.

    At June 30, 1996, the minimum lease payments due over the remaining life of these leases and three automobile leases were:

                              Year ending
                              December 31,         Amount
                              ------------        -------

                              1996             $  134,088
                              1997                186,069
                              1998                 85,932
                              1999                 85,932
                              2000                 21,483
                                               ----------
                                               $  513,504
                                               ----------
                                               ----------

    Rental expense under all operating leases during the six months ended June 30, 1996 and 1995 was $93,304 and $90,832, respectively.

Other:

    Effective September 1, 1988, IRIS entered into a consulting and licensing agreement with Cytocolor, Inc. relating to the use of a patented leukocyte stain in The White IRIS. Under the terms of the agreement, IRIS is subject to the following future minimum royalty payments:

                              YEAR                     ROYALTY
                              ----                     -------

                               1997                 $   20,000
                               1998                     20,000
                               1999                     20,000
                              Years thereafter         280,000
                                                    ----------
                                                    $  340,000
                                                    ----------
                                                    ----------

    In connection with the development agreement with Poly, IRIS has agreed to fund up to $15,000 per month (to a maximum of $500,000) of the cost of the development project (see Note 9)

14. EARNINGS PER SHARE.

    The computations of per share amounts for the three and six months ended June 30, 1996 are based on the weighted average number of shares and common share equivalents outstanding for the period. Fully diluted and primary earnings per share were $.06 and $.13, respectively, for the three and six month periods ended June 30, 1996.

    The computations of share amounts for the three and six months ended June 30, 1995 are based on the weighted average number of shares outstanding for the period. Common share equivalents were not included in the computations as their inclusion would be antidilutive. The loss per share for the three and six month periods ended June 30, 1995 was $.53 and $.46, respectively.

15. LICENSE.

    Pursuant to earlier payments and certain agreements with TOA Medical Electronics Co., Ltd. (TOA), TOA has developed a urine sediment analyzer under license from IRIS using pre-1989 IRIS technology. IRIS received royalties of approximately $4,000 and $33,000 for the three months ended June 30, 1996 and 1995, respectively and approximately $32,000 and $67,000 for the six months ended June 30, 1996 and 1995, respectively.

16. EXPORT SALES.

    IRIS had export equipment sales of $12,317 and $5,788, respectively, and $51,936 and $58,138, respectively, for the three and six month periods ended June 30, 1996 and 1995.

17. SUBSEQUENT EVENT.

    Only July 31, 1996, IRIS acquired the IVD imaging business of Perceptive Scientific Instruments, Inc. (PSI) for $9.1 million in cash, a $7.0 million subordinated debenture and a five year warrant to purchase 875,000 shares of IRIS common stock at $8.00 per share. IRIS paid the cash portion of the purchase price with funds obtained from a bank under a $7.8 million term loan and a new $1.5 million revolving line of credit.

    PSI, a privately held company based in Houston, is a recognized leader in the development and supply of digital imaging systems for biological, clinical and research applications. PSI's primary business is providing cytogenetic analysis instrumentation and related services through worldwide sales of its proprietary PowerGene-TM- product line. The PowerGene product line, based in part on image processing technology from NASA, is used in various procedures for chromosome analysis, including karyotyping, DNA probe analysis via fluorescent in-situ hybridization methods and comparative genomic hybridization analysis. The PowerGene system is marketed nationally from PSI's Houston headquarters and internationally through its U.K. subsidiary.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company generates revenues from the initial sales of IN VITRO diagnostic ("IVD") imaging systems based on its patented and proprietary "Automated Intelligent Microscope" ("AIM") technologies, which in turn generate follow-on sales of supplies and service necessary for their operation, as well as ancillary lines of small laboratory instruments and supplies.

    Until recently, the Company generated most of its revenues from sales of two models of The Yellow IRIS-Registered Trademark- urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price, with the faster and more expensive model accounting for approximately two-thirds of sales in both 1994 and 1995. In 1996, the Company introduced a third model of The Yellow IRIS-Registered Trademark- and two new lines of other IVD imaging systems. The Model 900UDx-TM- urine pathology system, the latest in The Yellow IRIS-Registered Trademark- family, is a higher capacity automated urinalysis workstation designed specifically for the high volume testing requirements of large hospitals and reference laboratories. The Company received FDA clearance to market the Model 900UDx-TM- in March 1996 and commenced sales in May 1996. The Company also received FDA clearance to market The White IRIS-Registered Trademark- leukocyte differential analyzer in May 1996 and expects to commence sales of this system in late 1996 or early 1997. Finally, the Company commenced sales of the PowerGene-TM- family of cytogenetic analyzers in August 1996 after acquiring this line of business from Perceptive Scientific Instruments, Inc. ("PSI").

    The Company devotes a significant amount of resources to research and development for new products and upgrading existing products. The following table summarizes net research and development expenses for the periods indicated:



                                                               YEAR ENDED DECEMBER 31,          SIX MONTHS ENDED JUNE 30,
                                                  ------------------------------------------   ---------------------------
                                                      1995             1994         1993          1996           1995
                                                  ------------     ------------ ------------   ------------   ------------
     Total product
        technology expenditures                    $2,362,000       $1,939,000   $1,499,000     $1,823,000     $1,380,000
     Less:
        Capitalized software
           development costs                         (299,000)         (25,000)     (81,000)      (288,000)       (78,000)
        Reimbursed costs under
           research and develop-
           ment contracts                            (843,000)      (1,111,000)    (539,000)      (944,000)      (638,000)
                                                     --------       ----------     --------       --------       --------
     Research and development
        expense, net                               $1,220,000       $  803,000    $ 879,000       $591,000       $664,000
                                                   ----------       ----------    ---------       --------       --------
                                                   ----------       ----------    ---------       --------       --------


    The Company has in the past partially funded its research and development programs through (i) grants from the National Institutes of Health under its Small Business Innovative Research program, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

    In recent years, the Company has entered into two significant joint development projects with strategic partners and two projects with Company-sponsored research and development entities. From 1994 to 1996, the Company and Boehringer Mannheim Corporation, an Indianapolis-based manufacturer of diagnostic products, collaborated in the development of (i) a new urine test strip reader for The Yellow IRIS-Registered Trademark- and the related CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips and (ii) the Model 900UDx-Registered Trademark-, the latest model in The Yellow IRIS-Registered Trademark- family. The Company entered into a project in October 1992 with LDA Systems, Inc. ("LDA"), a Company-sponsored research and development entity, for development of The White IRIS-Registered Trademark- leukocyte differential analyzer. Boehringer Mannheim was one of the investors in LDA. In June 1995, the Company acquired LDA for approximately 498,000 shares of common stock of the Company. As a result of the LDA acquisition, the Company incurred a non-recurring, non-cash charge of $3.2 million against earnings in the second quarter of 1995 for the acquisition of in-process research and development because The White IRIS-Registered Trademark- had not yet received FDA clearance. The Company entered into a similar project in September 1995 with Poly U/A Systems, Inc. ("Poly"), another Company-sponsored research and development entity, for development of several new products to enhance automated urinalysis (the "Poly Products"). The program with Poly is currently ongoing.
See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

    Net sales for the six months ended June 30, 1996 increased to $9.1 million from $6.9 million, an increase of $2.2 million or 33% over the comparable period of the prior year. Sales of IVD imaging systems increased to $2.6 million from $2.2 million, an increase of $443,000 or 21% over the comparable period, mostly as a result of the launch of the Model 900UDx-TM-. Sales of IVD imaging system supplies and service increased to $4.2 million from $3.2 million, an increase of $1.0 million or 32% over the comparable period, due to the larger installed base of IVD imaging systems and the ongoing conversion of the installed base to the new CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips. As of June 30, 1996, the Company had converted approximately 80% of the installed base from test strips marketed by various distributors to the new test strips marketed exclusively by IRIS. Sales of small instruments and supplies increased to $2.4 million from $1.6 million, an increase of $804,000 or 51%, over the comparable period. The increase reflects generally higher sales levels of the StatSpin product line as well as the addition of the Cen-Slide-Registered Trademark- 1500 System and the Biovation-Registered Trademark- product line. See "--PSI and Other Recent Acquisitions."

    Cost of goods for IVD imaging systems decreased nominally as a percentage of sales of IVD imaging systems to 43% for the six months ended June 30, 1996 from 44% for the comparable period. Cost of goods for IVD imaging system supplies and service increased as a percentage of sales of such products to 52% for the six months ended June 30, 1996 from 50% for the comparable period primarily due to lower gross margins on CHEMSTRIP/IRIStrip-Registered Trademark-urine test strips as compared to other IVD imaging system supplies. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 51% for the six months ended June 30, 1996 from 59% for the comparable period due to higher gross margins on the recently added Cen-Slide-Registered Trademark- and Biovation-Registered Trademark-product lines as compared to the Company's other small instruments and supplies. The net result of these changes and the overall change in product mix was a modest increase in gross margin to 51% for the six months ended June 30, 1996 from 50% for the comparable period.

    Marketing and selling expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as salaries for the marketing and distributor relations departments. Marketing and selling expenses increased to $1.7 million for the six months ended June 30, 1996 from $1.4 million, an increase of $320,000 or 24% over the comparable period, due to increased spending on direct sales and after-sales support, but decreased as a percentage of net sales to 18% from 20%.

    General and administrative expenses consist primarily of payroll costs associated with the Company's management and support personnel, travel expenses, and legal and accounting fees. General and administrative expenses increased to $1.5 million for the six months ended June 30, 1996 from $947,000, an increase of $542,000 or 57% over the comparable period, and increased as a percentage of net sales to 16% from 14%, primarily as a result of one-time costs associated with the acquisition of StatSpin Technologies in February, 1996 (recorded as a "pooling of interests"), as well as two additions to the administrative staff.

    Net research and development expenses consist of expenses for the development of new products and improvements to existing products less third-party reimbursements under joint development programs. Net research and development expenses decreased to $591,000 for the six months ended June 30, 1996 from $664,000, a decrease of $73,000 or 11% over the comparable period, and also decreased as a percentage of net sales to 6% from 10%.
Total research and development expenses increased to $1.5 million from $1.3 million, an increase of $233,000 or 18%, due primarily to the acceleration of work on the Model 900UDx-Registered Trademark- prior to its launch and commercial refinements to The White IRIS-Registered Trademark- following FDA clearance. However, this increase was more than offset by an increase in reimbursements under joint development programs to $944,000 from $638,000, an increase of $306,000 or 48%.

    Interest income consists of income from investments and decreased to $137,000 for the six months ended June 30, 1996 from $175,000 for the comparable period. This was primarily the result of decreased amounts of invested cash during the 1996 period. See "--Liquidity and Capital Expenditures."

    Interest expense consists of interest on notes assumed in the StatSpin acquisition and decreased to $5,000 for the six months ended June 30, 1996 from $37,000 for the comparable period due to payment in full following consummation of the acquisition.

    Other income consists of royalties for sales of licensed products and decreased to $32,000 for the six months ended June 30, 1996 from $67,000 for the comparable period due to lower reported sales of licensed products, partly offset by higher royalty rates.

    Acquisition of in-process research and development in 1995 reflects the acquisition of LDA which resulted in a non-recurring, non-cash charge of $3.2 million against earnings for the acquisition of in-process research and development (i.e., work-in-process not yet cleared for interstate commerce by the FDA).

    The income tax provision for the six months ended June 30, 1996 was $175,000 as compared to $28,000 for the comparable period in 1995. The effective tax rate increased to 17% from 4% (before the non-recurring charge) due to the reduction of a substantial portion of the deferred tax asset valuation allowance during the fourth quarter of 1995. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history as well as an assessment that operations will continue to generate taxable income. However, the amount of the deferred tax assets considered realizable could be reduced if the future taxable income during the carryforward periods is reduced.

    The above factors contributed to net income of $867,000, or $.13 per share, for the six months ended June 30, 1996 as compared to a net loss of $2.5 million, or $(.46) per share, for the six months ended June 30, 1995. The net loss for the 1995 period was the result of the acquisition of LDA which resulted in a non-recurring, non-cash charge of $3.2 million against earnings for the acquisition of in-process research and development. Excluding the effect of the acquisition, the Company would have had net income of approximately $657,000 for the six months ended June 30, 1995.

    THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1995

    Net sales for the three months ended June 30, 1996 increased to $4.8 million from $3.7 million, an increase of $1.1 million or 29% over the comparable period of the prior year. Sales of IVD imaging systems remained relatively constant at $1.3 million for the three month periods ended June 30, 1996 and 1995. Sales of IVD imaging system supplies and service increased to $2.2 million from $1.6 million, an increase of $530,000 or 33% over the comparable period, due to the larger installed base of IVD imaging systems and the ongoing conversion of the installed base to the new CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips. Sales of small instruments and supplies increased to $1.3 million from $756,000, an increase of $593,000 or 78% over the comparable period. The increase reflects generally higher sales levels of the StatSpin product line as well as the addition of the Cen-Slide-Registered Trademark- 1500 System and the Biovation-Registered Trademark- product line. See "--PSI and Other Recent Acquisitions."

    Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 47% for the three months ended June 30, 1996 from 38% for comparable period due to lower gross margins on introductory sales of the Model 900UDx-Registered Trademark-. Cost of goods for IVD imaging system supplies and service decreased as a percentage of sales of such products to 49% for the three months ended June 30, 1996 from 50% for the comparable period. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 50% for the three months ended June 30, 1996 from 64% for the comparable period due to higher gross margins on the recently added Cen-Slide-Registered Trademark- and

Biovation-Registered Trademark- product lines as compared to the Company's other small instruments and supplies. These changes and the overall change in product mix resulted in gross margins remaining constant at 51% for the three month periods ended June 30, 1996 and 1995.

    Marketing and selling expenses increased to $880,000 for the three months ended June 30, 1996 from $714,000, an increase of $166,000 or 23% over the comparable period, due to increased spending on direct sales and after-sales support, but decreased as a percentage of net sales to 18% from 19%.

    General and administrative expenses increased to $770,000 for the three months ended June 30, 1996 from $519,000, an increase of $251,000 or 48% over the comparable period of the prior year, and increased as a percentage of net sales to 16% from 14%, primarily as a result of one-time costs associated with the acquisition of StatSpin Technologies in February, 1996 (recorded as a "pooling of interests"), as well as two additions to the administrative staff.

    Net research and development expenses decreased to $321,000 for the three months ended June 30, 1996 from $488,000, a decrease of $167,000 or 34% over the comparable period, and also decreased as a percentage of net sales to 7% from 13%, due primarily to the timing in the recognition of certain costs and offsetting reimbursements on research and development contracts. Total research and development expenses decreased to $453,000 from $851,000, a decrease of $398,000 or 47%, due primarily to the timing in the recognition of certain costs.

    Interest income increased to $77,000 for the three months ended June 30, 1996 from $73,000 for the comparable period. See "--Liquidity and Capital Expenditures."

    There was no interest expense for the three months ended June 30, 1996 as compared $18,000 for the prior year period due to payment in full of outstanding notes of StatSpin following consummation of the StatSpin acquisition.

    Other income decreased to $4,000 for the three months ended June 30, 1996 from $33,000 for the comparable period due to lower reported sales of licensed products, partly offset by higher royalty rates.

    Acquisition of in-process research and development in 1995 reflects the acquisition of LDA which resulted in a non-recurring, non-cash charge of $3.2 million against earnings for the acquisition of in-process research and development (i.e., work-in-process not yet cleared for interstate commerce by the FDA).

    The income tax provision for the three months ended June 30, 1996 was $135,000 as compared to $16,000 for the comparable period. The effective tax increased to 24% from 6% (before the non-recurring charge) due to the reduction of a substantial portion of the deferred tax asset valuation allowance during the fourth quarter of 1995. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history as well as an assessment that operations will continue to generate taxable income. However, the amount of the deferred tax assets considered realizable could be reduced if the future taxable income during the carryforward periods is reduced.

    The above factors contributed to net income of $425,000, or $.06 per share, for the three months ended June 30, 1996 as compared to a net loss of $2.9 million, or $(.53) per share, for the three months ended June 30, 1995. The net loss for the 1995 period was the result of the acquisition of LDA which resulted in a non-recurring, non-cash charge of $3.2 million against earnings for the acquisition of in-process research and development. Excluding the effect of the acquisition, the Company would have had net income of approximately $259,000 for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments decreased to $3.9 million at June 30, 1996 from $6.2 million at December 31, 1995, a decrease of $2.3 million or 37%. The decrease is primarily attributable to increased levels of inventory and accounts receivable, the acquisition of the Cen-Slide-Registered Trademark- product line near the end of the first quarter and the purchase of additional manufacturing and office equipment. Inventory levels during the first six months of 1996 increased to $4.0 million from $2.9 million, an increase of $1.1 million or 38%. This increase was primarily due to the addition of the Model 900UDx-TM- and CHEMSTRIP/IRIStrip-Registered Trademark-urine test strips to the product line, as well as the additional inventory of supplies and spare parts required to support the growing size of the installed base of IVD imaging systems. Total accounts receivable increased to $5.6 million at June 30, 1996 from $4.3 million at December 31, 1995, an increase of $1.3 million or 30%. This increase was the combined effect of generally higher sales levels and extended payment terms on the sale of several IVD imaging systems to one customer which were collected in August 1996.

    In the six months ended June 30, 1996, the Company expended $423,000 for capital equipment, primarily for manufacturing and office equipment, and expended $288,000 in capitalized software development.

    During the first six months of 1996, the Company generated cash of $278,000 from stock sales to employees under the Company's stock option and purchase plans and from exercises of stock options assumed in connection with the StatSpin acquisition.

    On July 31, 1996 the Company acquired the IVD imaging business of PSI for approximately $16.1 million plus a five-year warrant to purchase 875,000 shares of the Company's Common Stock at $8 per share. The Company financed the cash portion of the purchase price with (i) a $7 million subordinated note issued to PSI's parent company (the "Subordinated Note"), (ii) a $7.8 million term loan from City National Bank (the "Bank") (the "Term Loan") and (iii) $1.3 million from a new revolving line of credit (the "Credit Facility") with the Bank. As a result of this acquisition, the Company expects to recognize a charge against earnings of approximately $7 million in the third quarter of 1996 for the acquisition of in-process research and development.

    The Subordinated Note bears interest at a fixed rate of 8.5% per annum payable in quarterly installments. The entire principal amount is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Under the terms of the Subordinated Note, the Company is required to apply 50% of the net proceeds in excess of $14.5 million from any future offering of equity securities to the payment of principal. The payment of principal and interest on the Subordinated Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of all indebtedness to the Bank.

    The Term Loan is secured by all the assets of the Company and bears interest monthly at the Bank's prime rate plus 0.25% through December 1, 1996 and 1.0% thereafter. The Company is required to repay $1.8 million of principal on or before December 1, 1996, $100,000 of principal each month thereafter commencing January 1, 1997 and the balance of $4.8 million on or before January 15, 1998. The Company may repay the Term Loan at any time without premium or penalty. The Term Loan imposes substantially the same operating and financial covenants on the Company as the Credit Facility (discussed below).

    The Company established the Credit Facility in July 1996. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the Bank's prime rate (presently 8.25%). The Credit Facility matures June 1, 1997 and is secured by a first priority lien on all of the assets of the Company. The Credit Facility imposes certain operating and financial covenants on the Company, including, among other things, (i) financial covenants regarding minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of senior liabilities to tangible net worth and a minimum ratio of current assets to current liabilities, (ii) restrictions on the disposition of assets other than in the ordinary course of business, (iii) covenants to maintain the Company's assets and appropriate insurance coverage and (iv) covenants to deliver from time to time certain financial and other information. As of July 31, 1996, there was approximately $200,000 of unused credit available under the Credit Facility.

    In September 1995, the Company and Poly entered into a joint project to develop the Poly Products using the Company's technology. These products are intended to have dual potential as both stand-alone products and enhancements to The Yellow IRIS-Registered Trademark- line of urinalysis workstations. Under the terms of this project, Poly will have the right to use Company technology and any newly developed technology for developing, manufacturing and marketing the Poly Products as stand-alone devices, and the Company will have the right to use the newly developed technology for any other purpose and to incorporate the Poly Products into The Yellow IRIS-Registered Trademark- family of products. Poly has retained the Company to conduct research, development, clinical evaluation and premarket testing of the Poly Products. The Company is funding the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly is reimbursing the Company for the excess. Poly was organized by the Company in June 1995 and subsequently raised net proceeds of approximately $2.0 million in a private offering. The Company has an option until 121 days after termination of the project with Poly to acquire all of the common stock of Poly for an aggregate price rising over time from $4.4 million to $5.1 million payable in cash or shares of the Company's Common Stock. If the Company elects to exercise its option, it would likely capitalize the portion of the net cost of the acquisition allocated to completed products and record a nonrecurring, noncash (if purchased with Common Stock) charge against earnings for the portion of the net cost of the acquisition allocated to in-process research and development.

PSI AND RECENT ACQUISITIONS

    In late 1995, the Company began implementing a strategy to achieve global IVD imaging leadership by expanding its product lines of large IVD imaging systems and adding complementary lines of small instruments and supplies.

    In July 1996, IRIS acquired the IVD imaging business of PSI which includes the PowerGene-TM- family of cytogenetic analyzers. See "--Liquidity and Capital Resources." For the six months ended June 30, 1996, PSI's net sales from this business increased to $3.6 million from $2.4 million, an increase of $1.2 million or 50% over the comparable period. PSI generated net sales from this business of $5.4 million, $4.3 million and $3.0 million in 1995, 1994 and 1993, respectively, reflecting annual increases of 26% and 45%, respectively.

    PSI has a significant international presence and generated 56% and 57% of its total sales from international sales of the PowerGene-TM- product line for the six months ended June 30, 1996 and the twelve months ended December 31, 1995, respectively. With the PSI acquisition, the Company acquired an overseas direct sales force of four persons located in Chester, England that supports agents and distributors in more than 20 countries. Prior to the acquisition, the Company's international sales were not significant. The Company intends to market all of its products internationally through the international operations acquired from PSI and to enhance domestic sales of the PowerGene-TM- product line through the Company's existing operations.

    In March 1996, the Company acquired the Cen-Slide-Registered Trademark-1500 System for centrifugal urine sedimentation and manual microscopic examination and certain other products for $788,000 in cash and the assumption of $62,000 of liabilities. The Company generated revenues from these products of approximately $153,000 for the three months ended June 30, 1996.

    In February 1996, the Company acquired Norfolk Scientific, Inc. for approximately 340,000 shares of common stock of the Company and the assumption of options and warrants to purchase an additional 126,000 shares of common stock of the Company. The Company recorded the transaction as a "pooling-of-interests" for accounting purposes. Norfolk Scientific, which conducts business under the trade name "StatSpin Technologies," manufactures special-purpose centrifuges, application specific consumable items and other small laboratory instruments. Through this acquisition, the Company acquired sample preparation technologies useful for future IVD imaging applications as well as access to key distributors for its small laboratory instruments and supplies. StatSpin had net sales of $2.0 million for the six months ended June 30, 1996 and $3.1 million for the twelve months ended December 31, 1995.

    In June 1995, the Company acquired LDA for approximately 498,000 shares of common stock of the Company. LDA was a Company-sponsored research and development entity which provided funding for The White IRIS-Registered Trademark- leukocyte differential analyzer in a joint development program with the Company. The Company received FDA clearance to market The White IRIS-Registered Trademark- in May 1996 and expects to commence sales of this product in late 1996 or early 1997. See "--Overview."

    In March 1995, the Company acquired its digital refractometer product line from Biovation, Inc. for $850,000 in cash and warrants to purchase 75,000 shares of common stock of the Company at an exercise price of $8.125 per share. The Company generated revenues from this product line of approximately $226,000 for the six months ended June 30, 1996.

    The Company may pursue additional acquisitions in the future.


HEALTHCARE LEGISLATION

    In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Healthcare legislation is an area of extensive and dynamic change, and the Company cannot predict future legislative changes in the healthcare field or their impact on its business.

INFLATION

    The Company does not foresee any material impact on its operations from inflation.

NEWLY ISSUED ACCOUNTING STANDARDS

    In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." In accordance with SFAS No. 123, the Company will adopt the disclosure method as provided for in the statement.

PART 2 -      OTHER INFORMATION

         ITEM 1- Legal Proceedings

    In 1994, IRIS became aware that a company called Intelligent Medical Imaging, Inc. (IMI), was demonstrating a new slide-based microscopic imaging system at various trade shows. After further examination of the IMI system, IRIS notified IMI that its system infringed at least two IRIS patents. The parties then entered into negotiations regarding the licensing of these and possibly other IRIS patents to IMI. The parties were unable to reach an agreement and, on October 19, 1995, IMI filed a complaint in the United States District Court for the Southern District of Florida. In its complaint, IMI seeks, among other things, declaratory judgments that: (i) IMI's system does not infringe either of the two IRIS patents in question; (ii) both of such IRIS patents are invalid; and (iii) IRIS is in violation of certain U.S. antitrust laws. IRIS is defending both patents and pursing infringement claims against IMI.

    In 1996, TOA Medical Electronics, Inc. ("TOA") commenced an arbitration before the International Court of Justice to determine whether it was obligated to allow IRIS to distribute a new product being introduced by it based on particle counting technology. The arbitration by TOA seeks a ruling that the instrument is not covered by a distribution agreement and royalty arrangement entered into by the parties in 1986 and amended in 1988. IRIS has asked the arbitration panel to also rule on whether it is entitled to royalties on the new product based on the same agreements.

         ITEM 5 - Submissions of Matters to a Vote of Security-Holders.

    IRIS held its Annual Meeting of Stockholders on June 20, 1996. At the meeting, IRIS stockholders voted on the following matters:

     1. ELECTION OF THE CLASS 3 DIRECTORS. The IRIS stockholders re-elected Dr. Deindoerfer, and Dr. Kelley as the Class 3 Directors. The voting results were 4,374,018 votes for and 16,292 votes withheld.

     2. RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS. The IRIS stockholders ratified the reappointment of the accounting firm of Coopers and Lybrand LLP, by the Board of Directors, as independent auditors of IRIS for 1996.

     3.  AMENDMENT OF FORMULA FOR STOCK OPTIONS AWARDS TO NON-EMPLOYEE
DIRECTORS UNDER THE 1994 STOCK OPTION PLAN. The IRIS stockholders ratified the amendment to the formula for stock option awards to non-employee directors under the 1994 Stock Option Plan.

         ITEM 6 - Exhibits And Reports on Form 8K


    (a)      Exhibits
 No.                                             Description
 ---                                             -----------

 3.1          Certificate of Incorporation, as amended (1)

 3.2          Restated Bylaws (2)

 10.1         Lease of the Registrant's facilities (3)

 10.2(a)      1982 Stock Option Plans and form of Stock Option Agreement (4)

 10.2(b) 1983 and 1986 Stock Option Plans, and forms of Stock Option Agreements for each Plan (5)

 10.2(c)      Amended and Restated 1986 Stock Option Plan (6)

 10.2(d)      1994 Stock Option Plan and forms of Stock Option Agreements (7)

 10.2(e) Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan

 10.3(a)      Various Agreements with TOA Medical Electronics (8)

 10.4(a) Agreement for a Strategic Alliance in Urinalysis dated Jan. 7, 1994 between IRIS and Boehringer Mannheim Corporation (9)

 10.4(b) Securities Purchase Agreement dated as of April 20, 1994 by and among IRIS, LDA Systems, Inc. and Corange International
              Limited (10)

 10.4(c) Warrant Certificate dated April 22, 1994 issued to Corange International Limited (9)

 10.4(d) Research and Development and Distribution Agreement dated February 6, 1995 by and among IRIS, LDA Systems, Inc. and Corange International Limited (9)

 10.4(e) Warrant Certificate dated February 6, 1995 issued to Corange International Limited (9)

 10.5(a) Asset Purchase Agreement dated as March 20, 1995 between IRIS and Biovation, Inc. (9)

 10.5(b)      Warrant Certificate dated March 20, 1995 issued to Biovation,
              Inc. (9)

 10.6(a) Technology License Agreement dated as of September 29, 1995 between IRIS and Poly U/A Systems, Inc. (11)

 10.6(b) Research and Development Agreement dated as September 29, 1995 between IRIS and Poly U/A Systems, Inc. (11)

 10.6(c) $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in favor of IRIS (11)

 No.                                             Description
 ---                                             -----------

 10.6(d) Certificate of Incorporation of Poly U/A Systems, Inc. (See Article FOUR regarding the IRIS Option) (11)

 10.7(a) Agreement and Plan of Merger dated January 31, 1996 between IRIS and StatSpin Technologies (12)

 10.7(b) Registration Rights Agreement dated January 31, 1996 between IRIS and StatSpin Stockholders (12)

 10.7(c)      Employment Agreement dated January 30, 1996 with Thomas F.
              Kelley (12)


 10.7(d)      Employment Agreement dated January 30, 1996 with Joseph E.
              Whittier

 10.7(e)      Lease for the facilities of Registrant's StatSpin subsidiary (12)

 10.8(a) Asset Purchase Agreement dated as of July 15, 1996 by and among IRIS, Digital Imaging Technologies, Inc., Perceptive Scientific Instruments, Inc. and Perceptive Scientific Technologies, Inc.
              (13)

 10.8(b) Registration Rights and Standstill Agreement dated July 31, 1996 between IRIS and Digital Imaging Technologies, Inc.

 10.8(c) Warrant Certificate dated July 31, 1996 issued to Digital Imaging Technologies Inc.

 10.8(d) Stockholder Guaranty Agreement dated July 31, 1996 between Edward Randall III and PSII Acquisition Corp., a wholly-owned subsidiary of IRIS now known as Perceptive Scientific Instruments, Inc.

 10.8(e) Non-Competition Agreement dated as of July 15, 1996 between Edward Randall III and PSII Acquisition Corp., a wholly-owned subsidiary of IRIS now known as Perceptive Scientific Instruments, Inc.

 10.8(f)      Director's Service Agreement dated July 29, 1996 with Anthony G.
              Landells

 10.8(g)      Director's Service Agreement dated July 29, 1996 with Paul
              Douglas

 10.8(h)      Employment Agreement dated July 8, 1996 with Dr. Kenneth
              Castleman

 10.8(i) Lease for the League City, Texas facilities of Registrant's Perceptive Scientific Instruments, Inc. subsidiary (with modifications and ratifications)

 10.8(j) Lease for the England facilities of Registrant's Perceptive Scientific Instruments, Inc. subsidiary

 10.8(k) Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging Systems, Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of IRIS now known as Perceptive Scientific Instruments, Inc.

 10.9(a) $7,000,000 Subordinated Note dated July 31, 1996 issued by IRIS in favor of Digital Imaging Technologies, Inc.

 No.                                             Description
 ---                                             -----------

 10.9(b) $1,500,000 Promissory Note dated July 29, 1996 issued by IRIS to City National Bank

 10.9(c) Supplemental Terms letter dated July 29, 1996 between IRIS and City National Bank re: $1,500,000 Promissory Note

 10.9(d) Commercial Security Agreement dated July 29, 1996 executed by IRIS in favor of City National Bank re: $1,500,000 Promissory Note

 10.9(e) $7,800,000 Promissory Note dated July 29, 1996 issued by IRIS to City National Bank

 10.9(f) Supplemental Terms letter dated July 29, 1996 between IRIS and City National Bank re: $7,800,000 Promissory Note

 10.9(g) Commercial Pledge Agreement dated July 29, 1996 executed by IRIS in favor of City National Bank re: $7,800,000 Promissory Note

 11           Statement re Computation of Per Share Earnings

- ---------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(3) The original lease and all prior amendments are incorporated by reference to the Company's Annual Report on Form 10-K for the year December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
(4) Incorporated by reference to the Company's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985 (File No. 2-99240).
(5) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.
(7) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.
(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(13) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1996.

(b) Reports on Form 8-K

    IRIS filed a Current Report on Form 8-K on February 16, 1996 with respect to the acquisition of Norfolk Scientific, Inc., d/b/a StatSpin Technologies, which included certain financial statements of StatSpin and unaudited pro forma condensed financial statements reflecting the combination of IRIS and StatSpin using the pooling of interest accounting method. IRIS also filed Current Reports on Form 8-K on May 9, 1966 and July 15, 1966 with respect to the signing of a letter of intent and a definitive acquisition agreement, respectively, for the acquisition of the digital imaging business of Perceptive Scientific Instruments, Inc. IRIS filed a Current Report on Form 8-K dated July 31, 1996 with respect to the consummation of its acquisition of the digital imaging business of Perceptive Scientific Instruments, Inc.

- --------------------------------

                                      SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.








Dated:  August 15, 1996           By: /s/  E. Eduardo Benmaor
                                      ------------------------------------
                                      E. Eduardo Benmaor
                                      Secretary, Controller, and
                                      Principal Accounting Officer