Form 10-Q
period 1996-09-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1996-11-19
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                             ______________________

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                        Commission File
September 30, 1996                                           No. 1-9767
                              ----------------------


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                     94-2579751
(State or other                                              (IRS Employer
jurisdiction of                                              identification No.)
incorporation or
organization)

                 9162 Eton Ave., Chatsworth, California  91311
                    (Address of principal executive offices)

                        Telephone Number:  818-709-1244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          Yes   X                                            No
               ---                                             ----

The number of shares of Common Stock of the registrant outstanding as of November 18, 1996 was 5,921,526.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                               INDEX TO FORM 10-Q

            Three and nine months ended September 30, 1996 and 1995


                                                                                   PAGE
                                                                                   ----
PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets                                       3

                  Consolidated Statements of Operations                           4-5

                  Consolidated Statements of Cash Flows                             6

                  Notes to Consolidated Financial Statements                        7

         Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                             14

PART 2.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                26

         Item 3.  Defaults upon Senior Securities                                  27

         Item 6.  Exhibits And Reports on Form 8-K                                 27

                 (a)  Exhibits                                                     27

                 (b)  Reports on Form 8-K                                          30


SIGNATURES                                                                         31

EXHIBIT INDEX                                                                      32

PART 1.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


A S S E T S                                                                     DECEMBER 31,                  September
                                                                                ------------                  ---------
                                                                                        1995                   30, 1996
                                                                                        ----                   --------
                                                                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                                     $   1,511,395               $    38,259
  Short-term investments - unrestricted                                             4,736,727                   753,102
  Short-term investments - restricted                                                       -                 1,800,000
  Accounts receivable-trade, net of allowance for doubtful
      accounts of $87,759 in 1995 and $338,160 in 1996                              3,786,119                 5,860,541
  Inventories                                                                       2,941,021                 4,568,550
  Prepaid expenses and other current assets                                           285,683                   280,530
  Deferred tax asset                                                                  919,489                   919,489
                                                                                -------------               -----------
          Total current assets                                                     14,180,434                14,220,471

  Property and equipment, net of accumulated depreciation                             995,044                 1,952,027
  Purchased intangibles                                                               915,649                10,543,756
  Software development costs, net of accumulated amortization                         298,030                 1,085,587
  Long term investments                                                               100,000                         -
  Deferred tax asset                                                                3,594,100                 7,134,568
  Other assets                                                                      2,119,288                 1,997,465
                                                                                -------------               -----------
          Total assets                                                          $  22,202,545               $36,933,874
                                                                                =============               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    810,819                $ 3,173,940
  Notes payable                                                                      185,633                  9,100,000
  Accrued expenses                                                                 1,238,599                  3,906,081
  Deferred income - service contracts                                                710,907                    927,866
  Deferred income - other                                                                  -                    467,438
                                                                                ------------                -----------
          Total current liabilities                                                2,945,958                 17,575,325

  Subordinated note payable                                                                -                  7,000,000
  Note payable - long term                                                           125,000                          -
  Deferred income - service contracts                                                190,045                    201,693
                                                                                ------------                -----------
          Total liabilities                                                        3,261,003                 24,777,018
                                                                                ------------                -----------

Shareholders' equity:
  Common stock, $.01 par value
     Authorized:  15,600,000 shares
     Issued and outstanding:   6,292,408 in 1995
                               6,305,192 in 1996                                      62,924                     63,897
  Additional paid-in capital                                                      34,154,116                 34,764,612
  Treasury stock (96,473 shares in 1995 and 469,413 shares in 1996)                 (453,386)                (2,132,141)
  Unearned compensation                                                              (95,884)                  (120,478)
  Accumulated deficit                                                            (14,726,228)               (20,419,034)
                                                                                ------------                -----------
  Total shareholders' equity                                                      18,941,542                 12,156,856
                                                                                ------------                -----------
  Total liabilities and shareholders' equity                                    $ 22,202,545                $36,933,874
                                                                                ============                ===========


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                             For the nine months ended
                                                                                             -------------------------
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   -------------         -------------
                                                                                            1995                  1996
                                                                                            ----                  ----

Sales of IVD imaging systems                                                       $   3,274,247         $   3,957,864
Sales of IVD imaging systems supplies and service                                      4,933,365             6,598,176
Sales of small instruments and supplies                                                2,419,189             3,714,959
                                                                                   ------------          -------------
Net sales                                                                             10,626,801            14,270,999
                                                                                   ------------          -------------

Cost of goods - IVD imaging systems                                                    1,494,079             2,055,767
Cost of goods - IVD imaging system supplies and service                                2,366,818             3,618,566
Cost of goods - small instruments and supplies                                         1,389,672             1,990,301
                                                                                   -------------         -------------
Cost of goods sold                                                                     5,250,569             7,664,634
                                                                                   -------------         -------------
Gross margin                                                                           5,376,232             6,606,365

Marketing and selling                                                                  2,084,717             3,229,417
General and administrative                                                             1,298,258             2,343,546
Research and development, net                                                            882,081             1,249,487
Amortization of intangibles                                                              130,150               446,466
Aborted offering, litigation, and other                                                        -             1,317,415
Acquisition of in-process research and development                                     3,175,645             7,250,000
                                                                                   -------------         -------------
Total operating expenses                                                               7,570,851            15,836,331
                                                                                   -------------         -------------

Operating loss                                                                        (2,194,619)           (9,229,966)

Other income (expense):
  Interest income                                                                        243,769               181,764
  Interest expense                                                                       (40,676)             (248,060)
  Other income                                                                            67,848                62,685
                                                                                   -------------         -------------

Loss before provision (benefit)  for income taxes                                     (1,923,678)           (9,233,577)
Provision (benefit) for income taxes                                                      31,500            (3,540,771)
                                                                                   -------------         -------------

Net loss                                                                           $  (1,955,178)        $  (5,692,806)
                                                                                   =============         =============

Net loss per share                                                                ($         .34)       ($         .90)
                                                                                   =============         =============

Weighted average number of common shares outstanding for the period
                                                                                       5,745,786             6,343,723
                                                                                   =============         =============


   The accompanying notes are an integral part of these financial statements.

               INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                            For the three months ended
                                                                                            --------------------------
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   -------------         -------------
                                                                                            1995                  1996
                                                                                            ----                  ----

Sales of IVD imaging systems                                                        $  1,123,924          $  1,766,239
Sales of IVD imaging systems supplies and service                                      1,766,124             2,431,882
Sales of small instruments and supplies                                                  853,593             1,345,327
                                                                                    ------------          ------------
Net sales                                                                              3,743,641             5,543,448
                                                                                    ------------          ------------

Cost of goods - IVD imaging systems                                                      536,693               933,958
Cost of goods - IVD imaging system supplies and service                                  799,730             1,522,617
Cost of goods - small instruments and supplies                                           475,658               743,866
                                                                                    ------------          ------------
Cost of goods sold                                                                     1,812,081             3,200,441
                                                                                    ------------          ------------
Gross margin                                                                           1,931,560             2,343,007

Marketing and selling                                                                    730,648             1,534,792
General and administrative                                                               434,619             1,072,227
Research and development , net                                                           218,091               658,263
Amortization of intangibles                                                               46,781               265,591
Aborted offering, litigation, and other                                                        -             1,317,415
Acquisition of in-process research and development                                             -             7,250,000
                                                                                    ------------          ------------
Total operating expenses                                                               1,430,139            12,098,288
                                                                                    ------------          ------------

Operating income (loss)                                                                  501,421            (9,755,281)

Other income (expense):
  Interest income                                                                         68,755                45,124
  Interest expense                                                                        (4,057)             (242,694)
  Other income                                                                               899                30,958
                                                                                    ------------          ------------

Income (loss) before provision (benefit) for income taxes                                567,018            (9,921,893)
Provision (benefit) for income taxes                                                       3,200            (3,671,059)
                                                                                    ------------          ------------

Net income (loss)                                                                   $    563,818          $ (6,250,834)
                                                                                    ============          ============
Net income (loss) per share                                                         $        .09         ($        .98)
                                                                                    ============          ============
Weighted average number of common shares and common
  share equivalents outstanding for the period                                         6,563,612             6,383,543
                                                                                    ============          ============



   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                                             For the nine months ended
                                                                                             -------------------------
                                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                                   -------------         -------------
                                                                                            1995                  1996
                                                                                            ----                  ----


Cash flows from operating activities:
   Net loss                                                                         $ (1,955,178)        $ ( 5,692,806)
   Adjustments to reconcile net loss to
      net cash provided (used) by operating activities:
         Depreciation and amortization                                                   403,343             1,165,879
         Common stock compensation                                                        64,276               100,994
         Write off of acquired in-process research and development                     3,175,645             7,250,000
         Deferred tax benefit                                                                  -            (3,540,468)
   Changes in assets and liabilities:
      Accounts receivable - trade and other                                              (47,434)             (976,113)
      Service contracts, net                                                              28,619               238,114
      Inventories                                                                       (731,390)           (1,097,433)
      Prepaid expenses and other current assets                                           16,701                55,867
      Other assets                                                                      (255,706)             (185,883)
      Accounts payable                                                                      (373)            1,518,763
      Accrued expenses                                                                   (90,850)             (287,485)
      Deferred income - other                                                                 -                192,421
                                                                                    ------------         -------------
Net cash provided (used) by operating activities                                         607,653            (1,258,150)
                                                                                    ------------         -------------

Cash flows from investing activities:
    Acquisition of property and equipment                                               (432,087)             (880,744)
    Acquisition of business or product line                                             (850,000)          (10,134,044)
    Software development costs                                                          (176,033)             (558,674)
    Maturities of short term investments                                               2,500,000             3,168,000
    Purchases of short term investments                                               (3,841,708)             (884,375)
                                                                                    ------------         -------------
Net cash provided (used) in investing activities                                      (2,799,828)           (9,289,837)
                                                                                    ------------         -------------

Cash flows from financing activities:
    Issuance of common stock for cash                                                  1,625,817               285,474
    Proceeds from notes payable                                                          166,660             9,100,000
    Principal payments on notes payable                                                 (402,829)             (310,623)
                                                                                    ------------         -------------
Net cash provided by financing activities                                              1,389,648             9,074,851
                                                                                    ------------         -------------

Net decrease in cash and cash equivalents                                               (802,527)           (1,473,136)
Cash and cash equivalents at beginning of period                                       2,573,384             1,511,395
Adjustment to cash to reflect change in StatSpin Technologies' fiscal year               114,866                    --
                                                                                    ------------         -------------
Cash and cash equivalents at end of period                                          $  1,885,723         $      38,259
                                                                                    ============         =============

Supplemental schedule of non-cash financing activities:
Issuance of common stock for services                                               $     22,473         $     125,426
Issuance of warrants and subordinated note for asset purchase                            153,000             7,927,000
Issuance of stock for exercise of call option to purchase LDA                          2,977,344                    --
Issuance (repurchase) of warrants in connection with development agreements            1,105,000             (273,207)
Accrual for treasury stock purchase                                                           --             2,132,141


   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Formation and Business of the Company.

   International Remote Imaging Systems, Inc. ("IRIS" or "the Company") was incorporated in California in 1979 and reincorporated during 1987 in Delaware. The Company engages in the business of developing, manufacturing and selling in vitro diagnostic ("IVD") imaging systems, and other laboratory instruments based on proprietary technology.

   On February 1, 1996, a newly formed subsidiary of the Company completed its merger with StatSpin, Inc. ("StatSpin"), which became a wholly owned subsidiary of the Company. StatSpin manufactures special purpose centrifuges and other small instruments widely used in clinical, veterinary, and physicians' offices and research laboratories. StatSpin sells its products primarily through leading distributors to the physician office and veterinary laboratory markets. The Company issued approximately 340,000 shares of common stock for all of the outstanding common stock and appreciation rights of StatSpin and assumed options and warrants to purchase an additional 126,000 shares of the Company's common stock. This represented an exchange ratio of 4.095 shares of the Company's common stock for each common share and stock appreciation right of StatSpin. This transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin.

   On July 31, 1996, the Company, through a wholly owned subsidiary, PSI Acquisition Corp., acquired the IVD imaging business of Perceptive Scientific Instruments, Inc. (PSI) for $9.1 million in cash, issuance of a $7.0 million 8.25% subordinated debenture and a five year warrant to purchase 875,000 shares of IRIS common stock at $8.00 per share. The cash portion of the purchase price was paid with funds obtained from a bank under a $7.8 million term loan and a new $1.5 million revolving line of credit. The Company subsequently changed the name of PSI Acquisition Corp. to Perceptive Scientific Instruments, Inc.

   PSI, a privately held company based in Houston, is a recognized leader in the development and supply of IVD imaging systems for biological, clinical and research applications. PSI's primary business is providing cytogenetic analysis instrumentation and related services through worldwide sales of its proprietary PowerGene(TM) product line. The PowerGene product line, based in part on image processing technology from NASA, is used in various procedures for chromosome analysis, including karyotyping, DNA probe analysis via fluorescent in-situ hybridization methods and comparative genomic hybridization analysis. The PowerGene system is marketed nationally from PSI's Houston headquarters and internationally through its U.K. subsidiary.

   The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been preliminary allocated to the assets purchased and the liabilities assumed based upon their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $16.8 million, of which $7.3 million has been expensed as in process research and development. The remainder has been allocated to acquired technology and know how and the international distribution network which is being amortized over 6 years and 25 years, respectively. The net purchase price was allocated as follows:


   Working capital other than cash           ($   359,513)
   Property, plant, and equipment                 513,492
   Other assets                                   338,573
   Intangibles                                  9,549,543
   In-process research & development            7,250,000
                                             ------------
     Total                                   $ 17,292,095
                                             ============


   The operating results of the acquired business of PSI is included in the Consolidated Statement of Operation from the date of acquisition, August 1, 1996. The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations as if the Company and PSI had been acquired as of the beginning of the period presented, after including the impact of certain adjustments, such as amortization of intangibles and increased interest on the acquisition debt.


                                                  Nine Months Ended    Nine Months Ended
                                                  September 30, 1995   September 30, 1996
                                                  -----------------    -----------------

Sales                                               $ 14,606,262        $ 17,945,861

Net Loss                                           ($  3,915,479)      ($  6,990,570)

Net Loss Per Share                                 ($        .69)      ($       1.10)

     The unaudited pro forma information is provided for informational purposes only. This information is based on historical information and is not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1995, nor is it indicative of future results of operations of the combined entities.

2.   Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 1996 and the results of their operations and cash flows for the three and nine months ended September 30, 1996 and 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the latest IRIS annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.


     In September 1996, the Company filed a registration statement with the Securities and Exchange Commission for an underwritten public offering by the Company of 3,000,000 shares of its Common Stock. Based on the price of the Common Stock at that time, the public offering was expected to generate net proceeds of $20 million or more. The net proceeds were to be used primarily to purchase the Corange Securities (Note 7) and to reduce outstanding indebtedness incurred to finance the PSI acquisition. The Company has elected not to pursue the public offering at this time and, alternatively, plans to pursue a significantly smaller financing transaction to fund the purchase price for the Corange Securities and part or all of the remaining principal payments under the Term Loan and the Credit Facility (Note 6). The Company is not presently in negotiations for such financing and there can be no assurance that the Company can secure adequate financing on favorable terms, if at all. If the Company is unable to obtain such financing or the Bank elects to accelerate the maturity of the Term Loan or Credit Facility in the interim, the Company will be unable to make the required payments under the Term Loan or Credit Facility or to purchase the Corange Securities. Under those circumstances, in order to continue operations the Company would have to pursue an arrangement with its creditors to reschedule the Company's debts, either voluntarily or involuntarily.

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

Principles of Consolidation:

   The consolidated financial statements include the accounts of IRIS, StatSpin, and Perceptive Scientific Instruments Inc. wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

3. Restatement of Prior Periods' Results of Operations

   The Company recently completed a review of its revenue recognition policy and procedures. As a result of the review, the Company has restated its results of operations for certain prior periods described below to appropriately reflect the Company's revenue in accordance with its refined revenue recognition policy. Such restatements pertain to the amount and timing of revenues recognized under an introductory sales program and the timing of revenues recognized for shipments made "FOB destination" or under contingent sales terms. The Company has established procedures to assure appropriate revenue recognition in the future.

   The Company plans to amend its Annual Report on Form 10-K for the year ended December 31, 1995 and its Quarterly Reports on Form 10-Q for the three month periods ended March 31, 1996 and June 30, 1996 to reflect the adjustments. The table below sets forth selected operating data and accumulated deficit for the relevant periods on both a restated basis and as previously reported. (The previously reported data in the table below has been restated to retroactively reflect the pooling-of-interests transaction described above under "Formation and Business of the Company").



                                                       Year Ended               Three Months Ended         Three Months Ended
                                                December 31, 1995                   March 31, 1996              June 30, 1996
                                                -----------------               ------------------         ------------------

                                           As Reported     As Restated     As Reported     As Restated   As Reported    As Restated
                                           -----------     -----------     -----------     -----------   -----------    -----------
                                                                   (in thousands, except per share amounts)




Net sales                                 $15,022          $14,392         $ 4,344          $3,904        $4,785        $4,824
Cost of sales                               7,361            7,127           2,161           2,041         2,334         2,423
                                          -------          -------         -------          ------        ------        ------
     Gross margin                           7,661            7,265           2,183           1,863         2,451         2,401
Operating expenses                          9,210            9,163           1,783           1,719         1,971         2,019
                                          -------          -------         -------          ------        ------        ------
     Operating income (loss)               (1,549)          (1,898)            400             144           480           382
Other income                                  378              378              82              82            80            81
                                          -------          -------         -------          ------        ------        ------
     Income (loss) before taxes            (1,171)          (1,520)            482             226           560           463
Tax provision (benefit)                    (3,528)          (3,646)             40              19           135           112
                                          -------          -------         -------          ------        ------        ------
     Net income                           $ 2,357          $ 2,126         $   442          $  207        $  425        $  351
                                          =======          =======         ========         ======        ======        ======

Net income per share                      $  0.37          $  0.33         $  0.07          $ 0.03        $ 0.06        $ 0.05

Accumulated deficit                       $14,496          $14,727         $14,054         $14,520        $13,629       $14,169


4.   Inventories

     Inventories are carried at the lower of first-in, first-out cost or market and are composed of the following:


                                                                    December 31, 1995         September 30, 1996
                                                                    -----------------         ------------------

                    Finished goods                                      $     422,115                 $  172,506
                    Work-in-process                                           276,115                    628,580
                    Raw materials, parts and
                       sub-assemblies                                       2,242,791                  3,767,464
                                                                        -------------                -----------
                                                                        $   2,941,021                $ 4,568,550
                                                                        =============                ===========

5.   Purchased Intangibles

   Purchased intangibles, at cost, consist of the following:


                                                                    December 31, 1995         September 30, 1996
                                                                    -----------------         ------------------



   Goodwill                                                         $       994,799            $ 1,323,799
   International distribution channel                                             -              5,825,221
   Acquired technology and know how                                               -              3,724,322
                                                                    ---------------            -----------
                                                                            994,799             10,873,342
   Less accumulated amortization                                             79,150                329,586
                                                                    ---------------            -----------
   Total                                                            $       915,649            $10,543,756
                                                                    ===============            ===========

6. Notes Payable

   On July 31, 1996, the Company completed the acquisition of PSI for approximately $16.1 million in cash plus a five-year warrant to purchase 875,000 shares of the Company's Common Stock at $8.00 per share. The Company financed the cash portion of the purchase price with (i) a $7.0 million principal amount subordinated note issued to PSI's parent company (the "Subordinated Note"), (ii) a $7.8 million term loan from City National Bank (the "Bank") (the "Term Loan") and (iii) $1.3 million loan drawn under a new revolving line of credit with the Bank (the "Credit Facility").

   The Subordinated Note bears interest at a fixed rate of 8.5% per annum payable in quarterly installments beginning November 1, 1996. The entire principal amount is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Under the terms of the Subordinated Note, upon the issuance by the Company of equity securities generating net proceeds in excess of $14.5 million, the Company shall apply fifty percent of the excess to the prepayment of the Subordinated Note. The payment of principal and interest on the Subordinated Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of all indebtedness to the Bank.

   The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the Bank's prime rate (8.25% as of October 31, 1996) plus 0.25% through December 1, 1996 and 1.0% thereafter. The Company is required to repay $1.8 million of principal on or before December 1, 1996, $100,000 of principal each month thereafter commencing January 1, 1997 and the balance of $4.7 million on or before January 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty. In November 1996, the Company prepaid the December 1, 1996 principal payment of $1.8 million through the liquidation of certain short-term investments previously pledged to the Bank and thereby reduced the outstanding principal balance of the Term Loan to $6.0 million. The Term Loan imposes substantially the same operating and financial covenants on the Company as the Credit Facility (discussed below).

   The Company established the Credit Facility in July 1996. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the Bank's prime rate (8.25% as of October 31, 1996). The Company had approximately $200,000 of unused credit available under the Credit Facility at October 31, 1996. The Credit Facility matures June 1, 1997 and is collateralized by a first priority lien on all of the assets of the Company. The Credit Facility imposes certain operating and financial covenants on the Company, including, among other things, (i) financial covenants regarding minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of senior liabilities to tangible net worth and a minimum ratio of current assets to current liabilities, (ii) restrictions on the disposition of assets other than in the ordinary course of business, (iii) covenants to maintain the Company's assets and appropriate insurance coverage and (iv) covenants to deliver from time to time certain financial and other information.

   As of September 30, 1996, the Company was no longer in compliance with the financial covenants of the Term Loan or the Credit Facility. The failure to comply with such covenants constitutes an event of default under the Term Loan and the Credit Facility. The Company is requesting that the Bank waive the event of default. If the Bank declines to grant the waiver, the Bank may exercise its rights under the applicable agreements which include, among other things, the right to declare the Term Loan and the Credit Facility immediately due and payable and the right to sell, lease or otherwise dispose of the Company's assets in satisfaction of the debt. An election by the Bank to accelerate either the Term Loan or the Credit Facility would constitute an event of default under the Subordinated Note and entitle the holder thereof to similarly declare the Subordinated Note immediately due and payable. A decision by the Bank to exercise its rights under the Term Loan or Credit Facility would have a material adverse effect on the Company.

7. Research and Development Contracts.

   In recent years, the Company has, in addition to its internally-funded projects, entered into four significant externally-funded projects, two joint development projects with strategic partners and two projects with Company-sponsored research and development entities. From 1994 to 1996, the Company collaborated with Boehringer Mannheim Corporation ("BMC"), an Indianapolis-based manufacturer of diagnostic products, and Boehringer Mannheim GmbH ("BMG"), BMC's German affiliate and a world leader in clinical chemistry, in the development of (i) the CHEMSTRIP(R)/IRIStrip(TM) urine test strips and a related urine test strip reader for The Yellow IRIS(R) and (ii) the Model 900UDx(R), the latest model in The Yellow IRIS(R) family. The Company entered into a project in October 1992 with LDA, a Company-sponsored research and development entity, for development of The White IRIS(R) leukocyte differential analyzer. Corange International Limited ("Corange"), an affiliate of BMC and BMG, provided substantial funding to LDA. In June 1995, the Company acquired LDA for approximately 498,000 shares of Common Stock. As a result of the LDA acquisition, the Company incurred a non-recurring, non-cash charge of $3.2 million against earnings for the nine months ended September 30, 1995 for the acquisition of in-process research and development since The White IRIS(R) had not yet received FDA clearance. The White IRIS(R) received FDA clearance in May 1996, and the Company expects to begin marketing The White IRIS(R) in 1997. The Company entered into a similar project in September 1995 with Poly U/A Systems, Inc. ("Poly"), another Company-sponsored research and development entity, for development of several new products to enhance automated urinalysis ("the Poly Products"). The program with Poly is currently ongoing.

   BMC and BMG recently agreed to several amendments to their contracts with the Company, strengthening their ties in the supply and distribution of CHEMSTRIP(R)/IRIStrip(TM) urine test strips while withdrawing from longer term mutual commitments in the areas of hematology and urine microscopy. Among other things, BMC agreed to supply the Company with CHEMSTRIP(R)/IRIStrip(TM) urine test strips while withdrawing from longer term mutual commitments in the areas of hematology and urine microscopy. Among other things, BMC agreed to supply the Company with CHEMSTRIP(R)/IRIStrips(TM) urine test strips at a reduced price and extended the term of the underlying supply agreement from 1999 until six years after the last date of sale of any model of The Yellow IRIS(R) containing the urine test strip reader supplied by BMC. In return, the Company relieved
BMC of its obligation to purchase a minimum number of Model 900UDx(TM) systems and to supply certain technology and components.

   The Company and BMG also reaffirmed their mutual commitment to manufacture and market the Model 900UDx(TM) and extended the term of the underlying agreement from 2000 until six years after the last date of sale of any Model 900UDx(TM). The Company will continue to manufacture the Model 900UDx(TM) with BMG providing certain components on a OEM basis at cost. The Model 900UDx will be marketed exclusively by the Company in the United States, Canada and Taiwan, exclusively by BMG in Germany and Italy and by both companies in other markets.

   As compensation to the Company for potentially missed business opportunities in hematology, Corange sold to the Company the 469,413 shares of Common Stock and the warrant to purchase 250,000 shares of Common Stock previously acquired by Corange from the Company in connection with various joint development projects (the "Corange Securities") at their original aggregate purchase price of $2.1 million, or $4.54 per share of Common Stock. The purchase price for the Corange Securities is due on or before December 31, 1996.

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

   Development contract revenues and costs connected with the development agreements entered into with LDA, Poly and BMG as described above were as follows:


                                       Three Months Ended September 30,              Nine Months Ended September 30,
                                       --------------------------------              -------------------------------

                                             1995                  1996                  1995                 1996
                                             ----                  ----                  ----                 ----

Revenues                                 $156,569              $383,022              $794,719           $1,327,271
Costs                                     122,997               336,431               883,710            1,300,568
                                         --------              --------              --------           ----------
Net costs                                $ 33,572              $ 46,591              $ 88,991           $   26,703
                                         ========              ========              ========           ===========


8.   Capital Stock.

Repurchase of Common Stock and Warrant:

     As described above, Corange sold to the company the 469,413 shares of Common Stock and the warrant to purchase 250,000 shares of common stock previously acquired by Corange from the Company in connection with various joint development projects (the "Corange Securities") at their original aggregate purchase price of $2.1 million or $4.54 per share of Common Stock. The purchase price for the Corange securities is due on or before December 31, 1996, and is included in accrued liabilities as of September 30, 1996. The unamortized cost of $273,207 related to the repurchased warrant has been offset against additional paid in capital

Stock Issuances:

   During the periods ended September 30, 1996 and 1995, the Company issued 32,622 and 17,737 shares of common stock, respectively, in exchange for $250,851 and $36,693, respectively, in cash and services under the Employee Stock Purchase Plan.

   In addition during the nine month period ended September 30, 1996, the Company issued 42,833 shares of stock on exercise of stock options granted to employees, former employees and consultants and 21,791 shares of common stock on exercise of options granted in connection with the acquisition of StatSpin Technologies, Inc.

Stock Options:

   In connection with the merger with StatSpin, each outstanding option and warrant of StatSpin was converted into an option to purchase the Company's common stock at a ratio of 4.095 shares of the Company's common stock for each share of StatSpin common stock covered by such option or warrant. The exercise price per share for the StatSpin options and warrants were adjusted by dividing the initial exercise price by 4.095. At September 30, 1996, options to purchase 102,956 shares of common stock were issued and outstanding relating to the StatSpin merger. These outstanding options expire by November 14, 2000. The exercise price of these options ranges from $3.66 to $4.58 per share and in aggregate $377,825.

   For the nine months ended September 30, 1996, 357,800 shares of common stock were granted under the 1994 Stock Option Plan. Options for 42,833 shares were exercised and options for 12,567 were canceled. At September 30, 1996, options to purchase 916,201 shares of common stock were issued and outstanding under the Company's stock option plans. The outstanding options expire by the end of 2006. The exercise price for these options ranges from $1.10 to $8.50 per share and in aggregate $5.0 million. At September 30, 1996 there were no shares available for the granting of future options.

Warrants:

   At September 30, 1996, there were warrants outstanding and exercisable to purchase 75,000 shares at $8.125 per share until March 30, 1998, 512,000 shares at $6.50 per share until September 29, 1998, 150,000 shares at $7.80 per share until September 28, 2000, and 875,000 shares at $8.00 per share until July 31, 2000.

Preferred Stock:

   The Company is authorized to issue 3,000,000 shares of preferred stock in one or more series with such terms as may be designated by the Board of Directors. There is no preferred stock outstanding.

Treasury Stock

   In September 1996 the Company retired 84,462 Common Shares held in treasury with a cost base of $377,980.

   9.    Earnings Per Share.

   The computations of share amounts for the nine month period ended September 30, 1995 and the three and nine month periods ended September 30, 1996 are based on the weighted average number of shares outstanding for the period. Common shares equivalents were not included in the computation as their inclusion would be antidilutive.

   The computation for the three months ended September 30, 1995 is based on the weighted average number of shares and common share equivalents outstanding for the period.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company generates revenues from the initial sales of in vitro diagnostic ("IVD") imaging systems based on its patented and proprietary "Automated Intelligent Microscopy" technology, which in turn generate follow-on sales of supplies and service necessary for their operation. The Company also generates revenues from sales of ancillary lines of small laboratory instruments and supplies.

         Until recently, the Company generated most of its revenues from sales of two models of The Yellow IRIS(R) urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS(R) and two new lines of other IVD imaging systems. The Model 900UDx(TM) urine pathology system, the latest in The Yellow IRIS(R) family, is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. The Company received FDA clearance to market the Model 900UDx(TM) in March 1996 and began sales in May. The Company also received FDA clearance to market The White IRIS(R) leukocyte differential analyzer in May 1996 and expects to start sales of this system in 1997. Finally, the Company began selling the PowerGene(TM) family of genetic analyzers in August 1996 after completing the acquisition (the "PSI Acquisition") of the IVD imaging business of Perceptive Scientific Instruments, Inc. ("PSI").

         The Company invests in research and product development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                                                              Nine Months Ended
                                                    Year Ended December 31,                     September 30,
                                           --------------------------------------            -------------------
                                             1993            1994            1995              1995         1996
                                           ------          ------         -------            ------      -------
                                                                       (in thousands)

 Research and development
 expense, net  . . . . . . . . .           $  879          $  663          $1,220            $  882       $1,249
 Capitalized software
 development costs . . . . . . .               81              25             299               176          559
 Reimbursed costs under research
 and development contracts . . .              539           1,111             843               795        1,327
                                           ------          ------          ------            ------       ------
     Total product technology
       expenditures  . . . . . .           $1,499          $1,799          $2,362            $1,853       $3,135
                                           ======          ======          ======            ======       ======


         The Company has in the past partially funded its research and development programs through (i) grants from the National Institutes of Health obtained through the federal government's Small Business Innovative Research program, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

         In recent years, the Company has, in addition to its internally-funded projects, entered into four significant externally-funded projects, two joint development projects with strategic partners and two projects with Company-sponsored research and development entities. From 1994 to 1996, the Company collaborated with Boehringer Mannheim Corporation ("BMC"), an Indianapolis-based manufacturer of diagnostic products, and Boehringer Mannheim GmbH ("BMG"), BMC's German affiliate and a world leader in clinical chemistry, in the development of (i) the CHEMSTRIP(R)/IRIStrip(TM) urine test strips and a related urine test strip reader for The Yellow IRIS(R) and (ii) the Model 900UDx(R), the latest model in The Yellow IRIS(R) family. The Company entered into a project in October 1992 with LDA, a Company-sponsored research and development entity, for development of The White IRIS(R) leukocyte differential analyzer. Corange International Limited ("Corange"), an affiliate of BMC and BMG, provided substantial funding to LDA. In June 1995, the Company acquired LDA for approximately 498,000 shares of Common Stock. As a result of the LDA acquisition, the Company incurred a non-recurring, non-cash charge of $3.2 million against earnings for the nine months ended September 30, 1995 for the acquisition of in-process research and development since The White IRIS(R) had not yet received FDA clearance. The White IRIS(R) received FDA clearance in May 1996, and the Company expects to begin marketing The White IRIS(R) in 1997. The Company entered into a similar project in September 1995 with Poly U/A Systems, Inc. ("Poly"), another Company-sponsored research and development entity, for development of several new products to enhance automated urinalysis ("the Poly Products"). The program with Poly is currently ongoing. See "-- Liquidity and Capital Resources."

         BMC and BMG recently agreed to several amendments to their contracts with the Company, strengthening their ties in the supply and distribution of CHEMSTRIP(R)/IRIStrip(TM) urine test strips while withdrawing from longer term mutual commitments in the areas of hematology and urine microscopy. Among other things, BMC agreed to supply the Company with CHEMSTRIP(R)/IRIStrip(TM) urine test strips at a reduced price and extended the term of the underlying supply agreement from 1999 until six years after the last date of sale of any model of The Yellow IRIS(R) containing the urine test strip reader supplied by BMC. In return, the Company relieved BMC of its obligation to purchase a minimum number of Model 900UDx(TM) systems and to supply certain technology and components.

         The Company and BMG also reaffirmed their mutual commitment to manufacture and market the Model 900UDx(TM) and extended the term of the underlying agreement from 2000 until six years after the last date of sale of any Model 900UDx(TM). The Company will continue to manufacture the Model 900UDx(TM) with BMG providing certain components on an OEM basis at cost. The Model 900UDx(TM) will be marketed exclusively by the Company in the United States, Canada and Taiwan, exclusively by BMG in Germany and Italy and by both companies in other markets.

         As compensation to the Company for potentially missed business opportunities in hematology, Corange sold to the Company the 469,413 shares of Common Stock and the warrant to purchase 250,000 shares of Common Stock previously acquired by Corange from the Company in connection with various joint development projects (the "Corange Securities") at their original aggregate purchase price of $2.1 million, or $4.54 per share of Common Stock. The purchase price for the Corange Securities is due on or before December 31, 1996.

RECENT DEVELOPMENTS

         Early in the fourth quarter, the Company implemented a restructuring that reduced its workforce by approximately eighteen percent. The restructuring is aimed primarily at restoring profitability following the Company's operating loss in the third quarter of this year. Most of the reductions in the workforce occurred at the Company's headquarters facility in Chatsworth, California. The restructuring is expected to reduce current expenditure levels by more than $1.9 million annually, after a one-time charge to earnings of approximately $300,000 which the Company expects to incur during the fourth quarter of 1996 for severance and other incremental costs associated with the restructuring.

RESTATEMENT OF PRIOR PERIODS' RESULTS OF OPERATIONS

         The Company recently completed a review of its revenue recognition policy and procedures. As a result of the review, the Company has restated its results of operations for certain prior periods described below to appropriately reflect the Company's revenue in accordance with its refined revenue recognition policy. Such restatements pertain to the amount and timing of revenues recognized under an introductory sales program and the timing of revenues recognized for shipments made "FOB destination" or under contingent sales terms. The Company has established procedures to assure appropriate revenue recognition in the future.

         The Company plans to amend its Annual Report on Form 10-K for the year ended December 31, 1995 and its Quarterly Reports on Form 10-Q for the three month periods ended March 31, 1996 and June 30, 1996 to reflect the adjustments. The table below sets forth selected operating data for the relevant periods on both a restated basis and as previously reported. (The previously reported operating data in the table below has been restated to retroactively reflect the pooling-of-interests transaction described below under "Results of Operations.")

                                                Year Ended               Three Months Ended            Three Months Ended
                                                ----------               ------------------            ------------------
                                            December 31, 1995             March 31, 1996                 June 30, 1996
                                            -----------------             --------------                 -------------
                                         As Reported   As Restated   As Reported  As Restated    As Reported     As Restated
                                         -----------   -----------   -----------  -----------    -----------     ------------
                                                                (in thousands, except per share amounts)

 Net sales                                 $15,022       $14,392       $ 4,344        $ 3,904        $ 4,785         $ 4,824

 Cost of sales                               7,361         7,127         2,161          2,041          2,334           2,423
                                           -------       -------        ------         ------         ------          ------
   Gross margin                              7,661         7,265         2,183          1,863          2,451           2,401
 Operating expenses                          9,210         9,163         1,783          1,719          1,971           2,019
                                           --------       ------        ------         ------         ------          ------
   Operating income (loss)                  (1,549)       (1,898)          400            144            480             382
 Other income                                  378           378            82             82             80              81
                                               ---           ---            --             --             --              --
   Income (loss) before taxes               (1,171)       (1,520)          482            226            560             463

 Tax provision (benefit)                    (3,528)       (3,646)           40             19            135             112
                                           -------        ------           ---            ---           ----            ----
   Net income                              $ 2,357       $ 2,126         $ 442          $ 207          $ 425           $ 351
                                           =======       =======         =====          =====          =====           =====
   Net income per share                    $  0.37       $  0.33        $ 0.07          $0.03          $0.06           $0.05

RESULTS OF OPERATIONS

         The consolidated financial statements of the Company contained in this report have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin, Inc. (formerly known as StatSpin Technologies) ("StatSpin") in accordance with the pooling-of-interests method of accounting. The consolidated financial statements also reflect the consummation of the PSI Acquisition on July 31, 1996 which was accounted for using the purchase method of accounting. Accordingly, the consolidated statements of operations for the three and nine month periods ended September 30, 1996 include two months of operation of the business acquired from PSI. See "-- PSI and Other Recent Acquisitions."

    Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

         Net sales for the nine months ended September 30, 1996 increased to $14.3 million from $10.6 million, an increase of $3.7 million or 34% over the comparable period of the prior year. Sales of IVD imaging systems increased to $4.0 million from $3.3 million, an increase of $684,000 or 21% over the comparable period. The increase was due to the addition of the PowerGene(TM) family of genetic analyzers to the Company's product line in August 1996, partially offset by a decline in sales of The Yellow IRIS(R) urinalysis workstation in the third quarter of 1996. The Company believes that the ongoing consolidation in the healthcare industry may be adversely affecting sales of The Yellow IRIS(R) as some hospitals and reference laboratories appear to be postponing large capital investment decisions due to the resulting uncertainty. The Company also believes that there is a growing trend among potential customers for The Yellow IRIS(R) toward leasing these systems on a cost-per-test basis rather than purchasing them. The effect of this trend is to spread the revenue from system placements over several years. The Company believes that sales of the PowerGene(TM) analyzer have not been similarly affected because that instrument appeals to a different segment of the healthcare market than The Yellow IRIS(R) system.

         Sales of IVD imaging system supplies and service increased to $6.6 million from $4.9 million, an increase of $1.7 million or 34% over the comparable period, due to the larger installed base of IVD imaging systems and the ongoing conversion of the installed base to the new CHEMSTRIP(R)/IRIStrip(TM) urine test strips. As of September 30, 1996, the Company had converted approximately 85% of the installed base of The Yellow IRIS(R) systems from test strips marketed by various distributors to the new test strips marketed exclusively by the Company. Sales of small instruments and supplies increased to $3.7 million from $2.4 million, an increase of $1.3 million or 54%, over the comparable period. The increase reflects generally higher sales levels of the StatSpin products, as well as the addition of the Cen-Slide(R) urine sediment analysis system in March 1996 and the product line acquired from Biovation, Inc. ("Biovation") in March 1995. See "-- PSI and Other Recent Acquisitions."

         Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 52% for the nine months ended September 30, 1996 from 46% for the comparable period due primarily to the addition of the Model 900UDx(TM) to the product line and amortization of certain fixed costs for IVD imaging systems over a smaller volume of system sales. These factors were partially offset by the addition of the higher-margin PowerGene(TM) family of genetic analyzers to the Company's product line in August 1996. Although the Model 900UDx(TM) currently has a lower gross margin than other models of The Yellow IRIS(R), the Company expects the Model 900UDx(TM) to generate higher sales of supplies in future periods than its other models. Cost of goods for IVD imaging system supplies and service increased as a percentage of sales of such products to 55% for the nine months ended September 30, 1996 from 48% for the comparable period primarily due to relatively lower gross margins on sales of CHEMSTRIP(R)/IRIStrip(TM) urine test strips which accounted for a greater proportion of sales of system supplies, as well as a decline in gross margins on certain other IVD imaging system supplies and service. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 54% for the nine months ended September 30, 1996 from 57% for the comparable period due to higher gross margins on the recently added Cen-Slide(R) urine sediment analysis system and Biovation product line as compared to the Company's other small instruments and supplies, as well as improved gross margins on the StatSpin product lines due to the higher sales volume and cost reductions. The net result of these changes and the overall change in product mix was a decrease in aggregate gross margin to 46% for the nine months ended September 30, 1996 from 51% for the prior period.

         Marketing and selling expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as salaries for the marketing and distributor relations departments. Marketing and selling expenses increased to $3.2 million for the nine months ended September

30, 1996 from $2.1 million, an increase of $1.1 million or 55% over the comparable period, and increased as a percentage of net sales to 23% from 20%, due to the addition of the PSI sales force, increased trade show expenses and increased spending on direct sales and after-sales support. The Company expects trade show expenses and spending on direct sales and after-sales support to decline during the fourth quarter of this year.

        General and administrative expenses consist primarily of payroll costs associated with the Company's management and support personnel, facilities related costs and legal and accounting fees. General and administrative expenses increased to $2.3 million for the nine months ended September 30, 1996 from $1.3 million, an increase of $1.0 million or 81% over the comparable period, and increased as a percentage of net sales to 16% from 12%, primarily as a result of one-time costs associated with the StatSpin acquisition, an increase in the allowance for doubtful accounts, incremental costs associated with the addition of the business acquired from PSI, increased legal and accounting expenses, increased facilities costs, and the addition of personnel to the administrative staff.

         Net research and development expenses consist of costs incurred for the development of new products and improvements to existing products less third-party reimbursements under joint development programs, grants and research and development contracts. Net research and development expenses increased to $1.2 million for the nine months ended September 30, 1996 from $882,000, an increase of $367,000 or 42% over the comparable period, and increased slightly as a percentage of net sales to 9% from 8%. Reimbursements under joint development programs increased to $1.3 million from $795,000. Total product technology expenditures increased to $3.1 million from $1.9 million, an increase of $1.2 million or 69% over the comparable period, due primarily to the acceleration of work on the Model 900UDx(R) prior to its launch, commercial refinements to The White IRIS(R) following FDA clearance in preparation of its launch and the addition of research and development staff from PSI.

         Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with joint development projects, intangible assets arising from acquisitions and patents. See "-- Overview" and "-- Liquidity and Capital Resources." Amortization of intangible assets for the nine months ended September 30, 1996 increased to $446,000 from $130,000, an increase of $316,000 or 243% over the comparable period, primarily as a result the issuance of warrants in connection with the development project with Poly and the acquisition of intangible assets in the PSI Acquisition. See "-- Liquidity and Capital Resources."

         The results of operations for the nine months ended September 30, 1996 include additional charges to earnings of $1.3 million during the third quarter for the write-off of deferred offering costs, litigation expenses and reductions in the net realizable value of inventory and other assets. Due to the Company's decision not to pursue a previously announced public offering, the Company recognized $824,000 of expenses associated with the offering. See "-- Liquidity and Capital Resources." The charge to earnings also includes $301,000 for expenses related to ongoing litigation with Intelligent Medical Imaging, Inc. and an arbitration with TOA Medical Electronics, Inc. and $191,000 for reductions in the net realizable value of inventory and other assets. The Company does not expect these charges to recur, except that litigation and arbitration expenses will continue during the fourth quarter and perhaps beyond. The Company expects a decision in the arbitration during the fourth quarter, and the prevailing party is expected to recover attorney fees (estimated at $250,000 or more) from the other party. The Company also expects to incur an additional charge to earnings of approximately $300,000 in the fourth quarter of 1996 for severance and other incremental costs associated with a recent restructuring of the Company's personnel. See "-- Recent Developments."

         Acquisition of in-process research and development for the nine months ended September 30, 1996 reflects the PSI Acquisition which resulted in a non-recurring charge against earnings of $7.3 million in the third quarter of 1996 for the acquisition of in-process research and development. Acquisition of in-process research and development for the nine months ended September 30, 1995 reflects the acquisition of LDA which resulted in a non-recurring, non-cash charge of $3.2 million against earnings in the second quarter of 1995 for the acquisition of in-process research and development (i.e., work-in-process not yet cleared by the FDA). The FDA cleared The White IRIS(R) in May 1996.

         Interest income consists of income from investments and decreased to $182,000 for the nine months ended September 30, 1996 from $244,000 for the comparable period, primarily as the result of decreased amounts of invested cash during the 1996 period.

         Interest expense consists in 1996 primarily of interest indebtedness incurred to finance the PSI Acquisition (consisting of the Term Loan, the Subordinated Note and the Credit Facility). See "-- Liquidity and Capital Resources" and "-- PSI and Other Recent Acquisitions." Interest expense increased to $248,000 for the nine months ended September 30, 1996 from $41,000 for the comparable period due to the completion in July 1996 of the PSI Acquisition.

         Other income consists principally of royalties for sales of licensed products and was $63,000 for the nine months ended September 30, 1996, relatively unchanged from the comparable period.

         The income tax benefit for the nine months ended September 30, 1996 was $3.5 million as compared to an income tax provision of $32,000 for the comparable period in 1995. The effective tax rate (benefit) increased to (38)% for the nine months ended September 30, 1996 from 3% for the 1995 period (before non-recurring charges) due to management's assessment that it is more likely than not that the net operating loss generated in 1996 will be realized through future taxable income. For the nine months ended September 30, 1995, the income tax benefit from the utilization of net operating loss carryforwards was recognized in the period of utilization.

         The above factors contributed to a net loss of $5.7 million, or $0.90 per share, for the nine months ended September 30, 1996 as compared to a net loss of $1.9 million, or $0.34 per share, for the nine months ended September 30, 1995. Excluding the charges to earnings for the acquisition of in-process research and development from PSI and LDA and the $1.3 million of additional charges to earnings discussed above, the Company would have had a net loss of approximately $420,000, or $0.07 per share, and net income of $1.2 million, or $0.18 per share, for the nine month periods ended September 30, 1996 and 1995, respectively.

         Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

         Net sales for the three months ended September 30, 1996 increased to $5.5 million from $3.7 million, an increase of $1.8 million or 48% over the comparable period of the prior year. Sales of IVD imaging systems increased to $1.8 million from $1.1 million, an increase of $642,000 or 57% over the comparable period. The increase was due to the addition of the PowerGene(TM) family of genetic analyzers to the Company's product line in August 1996, partially offset by a decline in sales of The Yellow IRIS(R) urinalysis workstations in the third quarter of 1996. See "-- Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995." Sales of IVD imaging system supplies and service increased to $2.4 million from $1.8 million, an increase of $666,000 or 38% over the comparable period, due to the larger installed base of IVD imaging systems and the ongoing conversion of the installed base to the new CHEMSTRIP(R)/IRIStrip(TM) urine test strips. As of September 30, 1996, the Company had converted approximately 85% of the installed base of The Yellow IRIS(R) systems from test strips marketed by various distributors to the new test strips marketed exclusively by the Company. Sales of small instruments and supplies increased to $1.3 million from $854,000 million, an increase of $492,000 or 58%, over the comparable period. The increase reflects generally higher sales levels of StatSpin products, as well as the addition of the Cen-Slide(R) urine sediment analysis system in March 1996 and the product line acquired from Biovation in March 1995. See "-- PSI and Other Recent Acquisitions."

         Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 53% for the three months ended September 30, 1996 from 48% for the comparable period due primarily to the addition of the Model 900UDx(TM) to the product line and amortization of certain fixed costs for IVD imaging systems over a smaller volume of system sales. These factors were partially offset by the addition of the higher-margin PowerGene(TM) family of genetic analyzers to the Company's product line in August 1996. See "-- Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995." Cost of goods for IVD imaging system supplies and service increased as a percentage of sales of such products to 63% for the three months ended September 30, 1996 from 45% for the comparable period primarily due to relatively lower gross margins on sales of CHEMSTRIP(R)/IRIStrip(TM) urine test strips, which accounted for a greater proportion of sales of system supplies, as well as a decline in gross margin on certain other IVD imaging system supplies and service. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 55% for the three months ended September 30, 1996 from 56% for the comparable period. The net result of these changes and the overall change in product mix was a decrease in aggregate gross margin to 42% for the three months ended September 30, 1996 from 52% for the comparable period.

         Marketing and selling expenses increased to $1.5 million for the three months ended September 30, 1996 from $731,000, an increase of $804,000 or 110% over the comparable period, and increased as a percentage of net sales to 28% from 20%, due to the addition of PSI's direct sales force in August 1996, lower sales of The Yellow IRIS(R) workstation, increased trade show expenses and increased spending on direct sales and after-sales support. See "-- Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995."

         General and administrative expenses increased to $1.1 million for the three months ended September 30, 1996 from $435,000, an increase of $637,000 or 147% over the comparable period, and increased as a percentage of net sales to 19% from 12%, primarily as a result of an increase in the allowance for doubtful accounts, incremental costs associated with the addition of the business acquired from PSI, increased legal and accounting expenses, increased facilities costs and the addition of personnel to the administrative staff.

         Net research and development expenses increased to $658,000 for the three months ended September 30, 1996 from $218,000, an increase of $440,000 or 202% over the comparable period, due principally to increased expenditures self funded by the Company, and increased as a percentage of net sales to 12% from 6%. Total product technology expenditures increased to $1.3 million from $473,000, an increase of $839,000 or 177% over the comparable period, due primarily to commercial refinements to The White IRIS(R) following FDA clearance in preparation of its launch, enhancements to the Model 900UDx(TM) and the addition of research and development staff from PSI.

         Amortization of intangible assets for the three months ended September 30, 1996 increased to $266,000 from $47,000, an increase of $219,000 or 468%
over the comparable period, primarily as a result the issuance of warrants in connection with the development project with Poly and the acquisition of intangible assets in the PSI Acquisition. See "-- Liquidity and Capital Resources."

         The results of operations for the three months ended September 30, 1996 include additional charges to earnings of $1.3 million during the period for the write-off of deferred offering costs, litigation expenses and reductions in the net realizable value of inventory and other assets. See "-- Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995."

         Acquisition of in-process research and development for the three months ended September 30, 1996 reflects the PSI Acquisition which resulted in a non-recurring charge against earnings of $7.3 million in the third quarter of 1996 for the acquisition of in-process research and development.

         Interest income decreased to $45,000 for the three months ended September 30, 1996 from $69,000 for the comparable period, primarily as the result of decreased amounts of invested cash during the 1996 period.

         Interest expense increased to $243,000 for the three months ended September 30, 1996 from $4,000 for the comparable period due to indebtedness incurred in July 1996 to finance the PSI Acquisition. See "-- Liquidity and Capital Resources."

         Other income was $31,000 for the three months ended September 30, 1996 for sales of licensed products.

         The income tax benefit for the three months ended September 30, 1996 was $3.7 million as compared to an income tax provision of $3,000 for the comparable period in 1995. The effective tax rate increased to 37% for the three months ended September 30, 1996 due to management's assessment that it is more likely than not that the net operating loss generated in 1996 will be realized through future taxable income. For the three months ended September 30, 1995, the income tax benefit from the utilization of net operating loss carryforwards was recognized in the period of utilization.

         The above factors contributed to net loss of $6.3 million, or $0.98 per share, for the three months ended September 30, 1996 as compared to net income of $564,000, or $0.09 per share, for the three months ended September 30, 1995. Excluding the charge to earnings for the acquisition of in-process research and development from PSI and the $1.3 million of additional charges to earnings discussed above, the Company would have had a net loss of approximately $850,000 or $0.13 per share, for the three month period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments decreased to $791,000 (excluding $1.8 million in restricted short-term investments pledged to the Bank) at September 30, 1996 from $6.2 million at December 31, 1995. The decrease is primarily attributable to the third quarter operating loss, StatSpin and PSI acquisition expenses, increased levels of inventory and accounts receivable, the acquisition of the Cen- Slide(R) urine sediment analysis system and the purchase of additional manufacturing and office equipment. Inventory levels during the first nine months of 1996 increased to $4.6 million from $2.9 million. This increase was primarily due to the addition of PSI products and the Model 900UDx(TM) to the product line, as well as the additional inventory of supplies and spare parts required to support the growing size of the installed base of IVD imaging systems. Total accounts receivable increased to $5.9 million at September 30, 1996 from $3.8 million at December 31, 1995. This increase was the result of higher sales levels generated by the addition of the PowerGene(TM) family of genetic analyzers to the Company's product line in August 1996.

         In the nine months ended September 30, 1996, the Company expended $881,000 for capital equipment, primarily for manufacturing and office equipment, and $559,000 in capitalized software development. The Company expended $821,000, $266,000 and $439,000 for capital equipment and $299,000,
$25,000 and $81,000 in capitalized software development in 1995, 1994 and 1993, respectively. The Company does not presently have any material commitments for capital expenditures. However, the Company expects a decision in the arbitration with TOA Medical Electronics, Inc. during the fourth quarter, and the prevailing party is expected to recover attorney fees (estimated at $250,000 or more) from the other party.

         During the nine months ended September 30, 1996, the Company generated cash of $285,000 from stock sales to employees under the Company's stock option and purchase plans and from exercises of stock options assumed in connection with the StatSpin acquisition. The Company generated cash of $1.7 million, $356,000 and $206,000 in 1995, 1994 and 1993, respectively, from exercises of outstanding warrants issued in connection with the formation of LDA and stock sales to employees under the Company's stock option and purchase plans.

         In September 1995, the Company purchased the Corange Securities at their original aggregate purchase price of $2.1 million. The Company has not yet paid the purchase price which is due on or before December 31, 1996. See "-- Overview."

         On July 31, 1996, the Company completed the PSI Acquisition for approximately $16.1 million in cash plus a five-year warrant to purchase 875,000 shares of the Company's Common Stock at $8.00 per share. The Company financed the cash portion of the purchase price with (i) a $7.0 million principal amount subordinated note issued to PSI's parent company (the "Subordinated Note"), (ii) a $7.8 million term loan from City National Bank (the "Bank") (the "Term Loan") and (iii) $1.3 million loan drawn under a new revolving line of credit with the Bank (the "Credit Facility").

         The Subordinated Note bears interest at a fixed rate of 8.5% per annum payable in quarterly installments. The entire principal amount is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Under the terms of the Subordinated Note, upon the issuance by the Company of equity securities generating net proceeds in excess of $14.5 million, the Company shall apply fifty percent of the excess to the prepayment of the Subordinated Note. The payment of principal and interest on the Subordinated Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of all indebtedness to the Bank.

         The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the Bank's prime rate (8.25% as of October 31, 1996) plus 0.25% through December 1, 1996 and 1.0% thereafter. The Company is required to repay $1.8 million of principal on or before December 1, 1996, $100,000 of principal each month thereafter commencing January 1, 1997 and the balance of $4.7 million on or before January 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty.
In November, the Company prepaid the December 1, 1996 principal payment of $1.8 million through the liquidation of certain short-term investments previously pledged to the Bank and thereby reduced the outstanding principal balance of the Term Loan to $6.0 million. The Term Loan imposes substantially the same operating and financial covenants on the Company as the Credit Facility (discussed below).

         The Company established the Credit Facility in July 1996. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the Bank's prime rate (8.25% as of October 31, 1996). The Company had approximately $200,000 of unused credit available under the Credit Facility at October 31, 1996. The Credit Facility matures June 1, 1997 and is collateralized by a first priority lien on all of the assets of the Company. The Credit Facility imposes certain operating and financial covenants on the Company, including, among other things, (i) financial covenants regarding minimum tangible net worth, a minimum fixed charge coverage ratio, a maximum ratio of senior liabilities to tangible net worth and a minimum ratio of current assets to current liabilities, (ii) restrictions on the disposition of assets other than in the ordinary course of business, (iii) covenants to maintain the Company's assets and appropriate insurance coverage and (iv) covenants to deliver from time to time certain financial and other information.

         As of September 30, 1996, the Company was no longer in compliance with the financial covenants of the Term Loan or the Credit Facility. The failure to comply with such covenants constitutes an event of default under the Term Loan and the Credit Facility. The Company is requesting that the Bank waive the event of default. If the Bank declines to grant the waiver, the Bank may exercise its rights under the applicable agreements which include, among other things, the right to declare the Term Loan and the Credit Facility immediately due and payable and the right to sell, lease or otherwise dispose of the Company's assets in satisfaction of the debt. An election by the Bank to accelerate either the Term Loan or the Credit Facility would constitute an event of default under the Subordinated Note and entitle the holder thereof to similarly declare the Subordinated Note immediately due and payable. A decision by the Bank to exercise its rights under the Term Loan or Credit Facility would have a material adverse effect on the Company.

         Assuming that the Company meets its planned goals for increased sales, reduced operating expenses and improved collection of accounts receivable, the Company believes that its current cash on hand plus short-term investments, together with cash generated by operations, will be sufficient to fund normal operations and pay interest on outstanding debt obligations for at least the next year. However, there can be no assurance that these goals will be achieved. In addition, the Company will require outside financing to fund additional principal payments under the Term Loan and the Credit Facility for at least the next year and to pay the purchase price for the Corange Securities at year end. The remaining payments on these obligations (excluding interest) total $2.1 million, $2.5 million and $4.8 million in 1996, 1997 and 1998, respectively. Absent an event of default under the Subordinated Note, the Company is not obligated to pay any principal on the Subordinated Note until its maturity on July 31, 2001.

         In September 1996, the Company filed a registration statement with the Securities and Exchange Commission for an underwritten public offering by the Company of 3,000,000 shares of its Common Stock. Based on the price of the Common Stock at that time, the public offering was expected to generate net proceeds of $20 million or more. The net proceeds of the offering were to be used primarily to purchase the Corange Securities and to reduce outstanding indebtedness incurred to finance the PSI Acquisition. The Company has elected not to pursue the public offering at this time and, alternatively, plans to pursue a significantly smaller financing transaction to fund the purchase price for the Corange Securities and part or all of the remaining principal payments under the Term Loan and the Credit Facility. The Company is not presently in negotiations for such financing and there can be no assurance that the Company can secure adequate financing on favorable terms, if at all. If the Company is unable to obtain such financing or the Bank elects to accelerate the maturity of the Term Loan or Credit Facility in the interim, the Company will be unable to make the required payments under the Term Loan or the Credit Facility or to purchase the Corange Securities. Under those circumstances, in order to continue operations the Company would have to pursue an arrangement with its creditors to reschedule the Company's debts, either voluntarily or involuntarily.

         In September 1995, the Company and Poly entered into a research and development agreement to develop the Poly Products using the Company's technology. These products are intended to have dual potential as both stand-alone products and enhancements to The Yellow IRIS(R) family of urinalysis workstations. Under the terms of this agreement, Poly will have the right to use Company technology and any newly-developed technology for developing, manufacturing and marketing the Poly Products as stand-alone devices, and the Company will have the right to use the newly-developed technology for any other purpose and to incorporate the Poly Products into The Yellow IRIS(R) family of products. Poly has retained the Company to conduct research, development, clinical evaluation and premarket testing of the Poly Products. The Company is funding the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly is reimbursing the Company for the excess. Poly was organized by the Company in June 1995 and subsequently raised net proceeds of approximately $2.0 million in a private offering. The Company has an option until 121 days after termination of the agreement with Poly to acquire all of the common stock of Poly for an aggregate price increasing on August 1, 1997 from $4.4 million to $5.1 million payable in cash or shares of Common Stock of the Company. If the Company elects to exercise its option, the portion of the net cost of the acquisition allocated to completed products would be capitalized and its subsequent amortization would impact future earnings. For the portion of the net cost of the acquisition allocated to in-process research and development, the Company would record a nonrecurring, noncash (if purchased with Common Stock), charge against then current earnings.

PSI AND OTHER RECENT ACQUISITIONS

         In 1995, the Company began implementing a strategy to achieve global IVD imaging leadership by expanding its product line of IVD imaging systems and adding complementary lines of small instruments and supplies.

         In July 1996, IRIS consummated the PSI Acquisition for approximately $16.1 million plus a five-year warrant to purchase 875,000 shares of Common Stock at $8.00 per share. See "-- Liquidity and Capital Resources." For the nine months ended September 30, 1996, total revenues from the IVD imaging business acquired from PSI (the last two months of which are included in the Company's revenues) increased to $4.9 million from $3.7 million, an increase of $1.2 million or 32% over the comparable period of the prior year. This business generated total revenues of $5.4 million, $4.3 million and $3.0 million in 1995, 1994 and 1993, respectively, reflecting annual increases of 25% and 46%, respectively.

         PSI had an international presence and generated 55% and 56% of its total revenue from international sales of the PowerGene(TM) product line for the six months ended June 30, 1996 and the twelve months ended December 31, 1995, respectively. With the PSI Acquisition, the Company acquired PSI's foreign subsidiary headquartered in Chester, England that supports agents and distributors in more than thirty-five countries. Prior to the acquisition, the Company's international sales were not significant. The Company intends to market all of its products globally through the international subsidiary acquired from PSI and to enhance domestic sales of the PowerGene(TM) product line through the Company's existing operations. The Company has not yet applied for regulatory clearances or approvals to market The Yellow IRIS(R) or The White IRIS(R) in most of the foreign countries served by its foreign subsidiary, and there can be no assurance that the Company can secure the necessary clearances and approvals in the relevant foreign jurisdictions. The subsidiary acquired from PSI conducts business in various foreign currencies. Consequently, fluctuations in exchange rates will affect the Company's future consolidated operating results and such fluctuations could have an adverse effect on the Company.

         The Company also acquired additional research and development staff from PSI. PSI expended $797,000, $410,000 and $152,000 for research and development in 1995, 1994 and 1993, respectively. These expenditures were offset by research and development grants from the National Aeronautics and Space Administration and the National Institutes of Health totalling $489,000, $317,000 and $66,000 in 1995, 1994 and 1993, respectively.

         As a result of the PSI Acquisition, the Company recognized a charge against earnings of $7.3 million in the third quarter of 1996 for the acquisition of in-process research and development. In addition, interest expense has increased substantially due to debt incurred in connection with the PSI Acquisition. See "-- Liquidity and Capital Resources."

         In March 1996, the Company purchased the Cen-Slide(R) 1500 System for centrifugal urine sedimentation and manual microscopic examination and certain other products for $788,000. The Company generated revenues from these products of approximately $267,000 from the date of acquisition to September 30, 1996.

         In February 1996, the Company merged with StatSpin for approximately 340,000 shares of Common Stock and the assumption of options and warrants to purchase an additional 126,000 shares of Common Stock in a pooling-of-interests transaction for accounting purposes. Accordingly, the financial statements of the Company have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin. StatSpin manufactures special-purpose centrifuges, application-specific consumable items and other small laboratory instruments. Through this acquisition, the Company acquired sample preparation technologies useful for future IVD imaging applications, as well as access to key distributors for its small laboratory instruments and supplies. StatSpin had net sales of $3.1 million for the nine months ended September 30, 1996 and $3.1 million for the twelve months ended December 31, 1995.

         In June 1995, the Company purchased LDA for approximately 498,000 shares of Common Stock. LDA was a Company-sponsored research and development entity which provided funding for The White IRIS(R) leukocyte differential analyzer under a research and development agreement with the Company. See "-- Overview."

         In March 1995, the Company purchased its digital refractometer product line from Biovation for $850,000 and warrants to purchase 75,000 shares of Common Stock at $8.125 per share. The Company generated revenues from this product line of approximately $302,000 for the nine months ended September 30, 1996.

HEALTHCARE REFORM POLICIES

         In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other third-party payors could adversely affect the demand for the Company's current or future products and its ability to sell its products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and the Company cannot predict future legislative changes in the healthcare field or their impact on its business.

INFLATION

         The Company does not foresee any material impact on its operations from inflation.

RECENTLY-ISSUED ACCOUNTING STANDARDS

         In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." The Company will adopt the disclosure method as provided for in SFAS No. 123.

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("Statement 121"). Statement 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. Statement 121 also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of, establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value. Statement 121 was effective for fiscal years beginning after December 15, 1995. The impact of the adoption of Statement 121 was not material to the Company's September 30, 1996 financial statements.

FORWARD-LOOKING STATEMENTS

         Except for historical information, the matters discussed above are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. In addition to those described above, such risks and uncertainties include, among other things, the difficulties of continuing penetration of the capital-intensive worldwide laboratory instrument market, rapid technological change in the microelectronics and software industries, increasing competition from imaging and non-imaging based IVD products, unanticipated technological difficulties in gaining synergies, and potential patent and other litigation with third parties. The Company's most recent Form 10-K and other SEC filings describe these and other additional factors that could cause actual results to differ materially from those described in the forward-looking statements.


PART 2.  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         In 1994, the Company became aware that Intelligent Medical Imaging, Inc. ("IMI") was demonstrating a new slide-based microscopic imaging system at various trade shows. After further examination of the IMI system, the Company notified IMI that its system infringed upon at least two of the Company's patents. The parties then entered into negotiations regarding the licensing to IMI of these and possibly other Company patents. The parties were unable to reach an agreement and, on September 27, 1995, IMI filed a complaint in the United States District Court for the Southern District of Florida (Case No. 95-8594CIV). In its complaint, IMI seeks, among other things, declaratory judgements that: (i) IMI's system does not infringe upon either of the two Company patents in question; (ii) both of such Company patents are invalid or unenforceable; and (iii) the Company is in violation of certain United States antitrust laws. The Company is defending the validity and enforceability of both patents and the antitrust claims and pursuing infringement counterclaims against IMI.

         In 1995, TOA Medical Electronics, Inc. ("TOA") began displaying the UF-100 urine sediment analyzer in the United States. The Company subsequently asserted its rights under a 1988 agreement between the two companies to distribute the UF-100 in North America. TOA disputed the right of the Company to distribute the product and commenced an arbitration proceeding in March 1996 before the International Chamber of Commerce to determine whether it was obligated to allow the Company to distribute the UF-100. TOA seeks a ruling that the UF-100 is not covered by the distribution provisions of the 1988 agreement. TOA has not sought damages but is seeking reimbursement of its legal fees. The Company has asked the arbitration panel to also rule on whether the Company is entitled to royalties on the UF-100 based on such agreement. The Company expects a decision in the arbitration with TOA during the fourth quarter, and the prevailing party is expected to recover attorney fees (estimated at $250,000 or more) from the other party.

         Additional information regarding the above matters is contained in the Company's Quarterly Reports for the periods ended March 31, 1996 and June 30, 1996.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As of September 30, 1996, the Company was no longer in compliance with the financial covenants of the Term Loan for the principal amount of $7.8 million or the Credit Facility for the principal amount of $1.3 million. The failure to comply with such covenants constitutes an event of default under the Term Loan and the Credit Facility. The Company is requesting that the Bank waive the event of default. If the Bank declines to grant the waiver, the Bank may exercise its rights under the applicable agreements which include, among other things, the right to declare the Term Loan and the Credit Facility immediately due and payable and the right to sell, lease or otherwise dispose of the Company's assets in satisfaction of the debt. An election by the Bank to accelerate either the Term Loan or the Credit Facility would constitute an event of default under the Subordinated Note and entitle the holder thereof to similarly declare the Subordinated Note immediately due and payable. A decision by the Bank to exercise its rights under the Term Loan or Credit Facility would have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

No.                                                Description
--                                                 -----------

 3.1             --       Certificate of Incorporation, as amended (1)

 3.2             --       Restated Bylaws (2)

 10.1            --       Lease of the Company's headquarters facility (4)

 10.2(a)         --       1982 Stock Option Plans and form of Stock
                          Option Agreement (5)

 10.2(b)         --       1983 and 1986 Stock Option Plans, and forms of
                          Stock Option Agreements for each Plan (6)

 10.2(c)         --       Amended and Restated 1986 Stock Option Plan (7)

 10.2(d)         --       1994 Stock Option Plan and forms of Stock Option
                          Agreements (8)

 10.2(e)         --       Certificate of Officer With Respect to Amendment of
                          1994 Stock Option Plan (9)

 10.2(f)         --       Key Employee Stock Purchase Plan

 10.3            --       Various Agreements with TOA Medical Electronics (10)

 10.4(a)         --       Agreement for a Strategic Alliance in Urinalysis dated
                          January 7, 1994 between IRIS and Boehringer Mannheim
                          Corporation (11)

 10.4(b)         --       Research and Development and Distribution Agreement
                          dated February 6, 1995 by and among IRIS, LDA Systems,
                          Inc. and Corange International Limited (11)

 10.4(c)         --       Amendment to Distribution Agreements




 10.5            --       Warrant Certificate dated March 20, 1995 issued to
                          Biovation, Inc. (11)

 10.6(a)         --       Technology License Agreement dated as of September
                          29, 1995 between IRIS and Poly U/A Systems, Inc. (12)

 10.6(b)         --       Research and Development Agreement dated as of
                          September 29, 1995 between IRIS and Poly U/A Systems, Inc. (12)

 10.6(c)         --       $100 Class "A" Note dated September 29, 1995 issued
                          by Poly U/A Systems, Inc. in favor of IRIS (12)

 10.6(d)         --       Certificate of Incorporation of Poly U/A Systems,
                          Inc. (See Article FOUR regarding the IRIS Option) (12)

 10.7(a)         --       Agreement and Plan of Merger dated January 31, 1996
                          between IRIS and StatSpin, Inc. (13)

 10.7(b)         --       Registration Rights Agreement dated January 31, 1996
                          between IRIS and StatSpin Stockholders (13)

 10.8(a)         --       Asset Purchase Agreement dated as of July 15, 1996 by
                          and among IRIS, Digital Imaging Technologies, Inc., Perceptive
                          Scientific Instruments, Inc. and Perceptive Scientific
                          Technologies, Inc. (14)

 10.8(b)         --       Registration Rights and Standstill Agreement dated
                          July 31, 1996 between IRIS and Digital Imaging Technologies, Inc.(9)

 10.8(c)         --       Warrant Certificate dated July 31, 1996 issued to
                          Digital Imaging Technologies, Inc. (9)

 10.8(d)         --       Stockholder Guaranty Agreement dated July 31, 1996 between
                          Edward Randall, III and PSII Acquisition Corp., a wholly-
                          owned subsidiary of IRIS (now known as Perceptive Scientific
                          Instruments, Inc.) (9)

 10.8(e)         --       Non-Competition Agreement dated as of July 15, 1996 between
                          Edward Randall, III and PSII Acquisition Corp., a wholly-
                          owned subsidiary of IRIS (now known as Perceptive Scientific
                          Instruments, Inc.) (9)

 10.8(f)         --       Technology License Agreement dated July 31, 1996 between Perceptive
                          Scientific Imaging Systems, Inc. and PSII
                          Acquisition Corp., a wholly-owned subsidiary of
                          IRIS (now known as Perceptive Scientific Instruments, Inc.) (9)

 10.9(a)         --       $7,000,000 Subordinated Note dated July 29, 1996 issued by IRIS in favor of Digital Imaging Technologies, Inc. (9)

 10.9(b)         --       $1,500,000 Promissory Note dated July 29, 1996 issued by IRIS to City
                          National Bank (9)

 10.9(c)         --       Supplemental Terms letter dated July 29, 1996 between IRIS and City
                          National Bank re: $1,500,000 Promissory Note (9)





 10.9(d)         --       Commercial Security Agreement dated July 29, 1996 executed by IRIS in favor of
                          City National Bank re: $1,500,000 Promissory Note (9)

 10.9(e)         --       $7,800,000 Promissory Note dated July 29, 1996 issued by IRIS to
                          City National Bank (9)

 10.9(f)         --       Supplemental Terms letter dated July 29, 1996 between
                          IRIS and City National Bank re: $7,800,000 Promissory Note (9)

 10.9(g)         --       Commercial Pledge Agreement dated July 29, 1996 executed by
                          IRIS in favor of City National Bank re: $7,800,000
                          Promissory Note (9)

 11              --       Statement re: Computation of Per Share Earnings

 27              --       Financial Data Schedule

___________________


 (1) Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

 (4) The original lease and all prior amendments are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.

 (5) Incorporated by reference to the Company's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985 (File No. 2-99240).

 (6) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

 (8) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).

 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(10) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.

(13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(14) Incorporated by reference to the Company's Current Report on Form 8-K filed July 17, 1996.


(b) Reports on Form 8-K

     During the quarter for which this report is filed, the Company filed reports on Form 8-K on: (i) July 18, 1996 to report that IRIS entered into a definitive agreement to acquire the digital imaging business of PSI; (ii) August 13, 1996 to report that IRIS acquired PSI; (iii) October 2, 1996 to report a press release announcing an amendment to a series of agreements with Boehringer Mannheim Corporation and its affiliates which modifies the relationship of IRIS with these companies; and (iv) October 2, 1996 to report a press release announcing that IRIS had filed a registration statement with the Securities and Exchange Commission for a public offering of 3,000,000 shares of its Common Stock.

     The Company also filed (i) a Form 8-K on October 31, 1996 to report a press release announcing a workforce restructuring; and (ii) a Form 8-K/A on October 10, 1996 to amend its report on Form 8-K filed August 13, 1996 to add historical and pro forma financial information previously omitted in accordance with Item 7 of Form 8-K.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.





Dated:  November 19, 1996          By: /s/ Martin S. McDermut
                                      ------------------------------------------
                                      Martin S. McDermut
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer

                                 EXHIBIT INDEX


                                                                                           Sequentially
 Exhibit                                                                                   Numbered
 Number                                        Description                                 Page
 ------                                        -----------                                 ------------
 3.1             --   Certificate of Incorporation, as amended (1)
 3.2             --   Restated Bylaws (2)

 10.1            --   Lease of the Company's headquarters facility (4)

 10.2(a)         --   1982 Stock Option Plans and form of Stock Option Agreement (5)
 10.2(b)         --   1983 and 1986 Stock Option Plans, and forms of Stock Option
                      Agreements for each Plan (6)

 10.2(c)         --   Amended and Restated 1986 Stock Option Plan (7)
 10.2(d)         --   1994 Stock Option Plan and forms of Stock Option Agreements (8)

 10.2(e)         --   Certificate of Officer With Respect to Amendment of 1994 Stock
                      Option Plan (9)

 10.2(f)         --   Key Employee Stock Purchase Plan
 10.3            --   Various Agreements with TOA Medical Electronics (10)

 10.4(a)         --   Agreement for a Strategic Alliance in Urinalysis dated January 7,
                      1994 between IRIS and Boehringer Mannheim Corporation (11)
 10.4(b)         --   Research and Development and Distribution Agreement dated
                      February 6, 1995 by and among IRIS, LDA Systems, Inc. and Corange
                      International Limited (11)

 10.4(c)         --   Amendment to Distribution Agreements

 10.5            --   Warrant Certificate dated March 20, 1995 issued to Biovation,
                      Inc. (11)
 10.6(a)         --   Technology License Agreement dated as of September 29, 1995 between IRIS and Poly U/A Systems, Inc. (12)

 10.6(b)         --   Research and Development Agreement dated as of September 29, 1995 between IRIS and Poly U/A Systems, Inc. (12)
 10.6(c)         --   $100 Class "A" Note dated September 29, 1995 issued by Poly U/A
                      Systems, Inc. in favor of IRIS (12)

 10.6(d)         --   Certificate of Incorporation of Poly U/A Systems, Inc. (See
                      Article FOUR regarding the IRIS Option) (12)


Sequentially

                                                                                           Sequentially
 Exhibit                                                                                   Numbered
 Number                                        Description                                 Page
 ------                                        -----------                                 ------------
 10.7(a)         --   Agreement and Plan of Merger dated January 31, 1996 between IRIS and StatSpin, Inc. (13)
 10.7(b)         --   Registration Rights Agreement dated January 31, 1996 between IRIS and StatSpin Stockholders (13)

 10.8(a)         --   Asset Purchase Agreement dated as of July 15, 1996 by and among
                      IRIS, Digital Imaging Technologies, Inc., Perceptive Scientific
                      Instruments, Inc. and Perceptive Scientific Technologies, Inc.
                      (14)

 10.8(b)         --   Registration Rights and Standstill Agreement dated July 31, 1996 between IRIS and Digital Imaging Technologies, Inc. (9)
 10.8(c)         --   Warrant Certificate dated July 31, 1996 issued to Digital Imaging
                      Technologies, Inc. (9)

 10.8(d)         --   Stockholder Guaranty Agreement dated July 31, 1996 between Edward
                      Randall, III and PSII Acquisition Corp., a wholly-owned
                      subsidiary of IRIS (now known as Perceptive Scientific
                      Instruments, Inc.) (9)
 10.8(e)         --   Non-Competition Agreement dated as of July 15, 1996 between
                      Edward Randall, III and PSII Acquisition Corp., a wholly-owned subsidiary of IRIS (now known as Perceptive Scientific
                      Instruments, Inc.) (9)

 10.8(f)         --   Technology License Agreement dated July 31, 1996 between
                      Perceptive Scientific Imaging Systems, Inc. and PSII Acquisition
                      Corp., a wholly-owned subsidiary of IRIS (now known as Perceptive
                      Scientific Instruments, Inc.) (9)

 10.9(a)         --   $7,000,000 Subordinated Note dated July 29, 1996 issued by IRIS in favor of Digital Imaging Technologies, Inc. (9)
 10.9(b)         --   $1,500,000 Promissory Note dated July 29, 1996 issued by IRIS to
                      City National Bank (9)

 10.9(c)         --   Supplemental Terms letter dated July 29, 1996 between IRIS and
                      City National Bank re:  $1,500,000 Promissory Note (9)
 10.9(d)         --   Commercial Security Agreement dated July 29, 1996 executed by
                      IRIS in favor of City National Bank re: $1,500,000 Promissory
                      Note (9)

 10.9(e)         --   $7,800,000 Promissory Note dated July 29, 1996 issued by IRIS to
                      City National Bank (9)



                                                                                           Sequentially
 Exhibit                                                                                   Numbered
 Number                                        Description                                 Page
 ------                                        -----------                                 ------------
 10.9(f)         --   Supplemental Terms letter dated July 29, 1996 between IRIS and
                      City National Bank re:  $7,800,000 Promissory Note (9)
 10.9(g)         --   Commercial Pledge Agreement dated July 29, 1996 executed by IRIS in favor of City National Bank re:  $7,800,000 Promissory Note
                      (9)

 11              --   Statement re: Computation of Per Share Earnings

 27              --   Financial Data Schedule

________________

  (1) Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

  (3) Incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

  (4) The original lease and all prior amendments are incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.

  (5) Incorporated by reference to the Company's Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985 (File No. 2-99240).

  (6) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).

  (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

  (8) Incorporated by reference to the Company's Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).

  (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

 (10) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10- Q for the quarter ended June 30, 1995.

 (11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.

 (13) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 (14) Incorporated by reference to the Company's Current Report on Form 8-K filed July 17, 1996.