Form 10-K/A
period 1995-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1997-01-03
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995           Commission File No. 1-9767

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

                       Yes  x                    No
                           ---                      ---

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

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                            FORM 10-K/A ANNUAL REPORT

                      FISCAL YEAR ENDED DECEMBER 31, 1995





   Caption                                                              Page
   -------                                                              ----

   PART I
              Item 1.   Business                                         *

              Item 2.   Properties                                       *

              Item 3.   Legal Proceedings                                *

              Item 4.   Submission of Matters to a Vote of
                        Security Holders                                 *

   PART II
              Item 5.   Market for the Registrant's Common Stock
                        and Related Stockholder Matters                  *

              Item 6.   Selected Financial Data                          4

              Item 7.   Management's Discussion and Analysis of
                        Financial Condition and Results of Operations    5

              Item 8.   Financial Statements and Supplementary Data     11

              Item 9.   Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure           *

   PART III
              Item 10.  Directors and Executive Officers of
                        the Registrant                                   *

              Item 11.  Executive Compensation                           *

              Item 12.  Security Ownership of Certain Beneficial
                        Owners and Management                            *

              Item 13.  Certain Relationships and Related
                        Transactions                                     *

   PART IV                                                              11
              Item 14.  Exhibits, Financial Statements,
                        Schedules, and Reports on Form 8-K

____________________
*  Previously filed.

EXPLANATORY NOTE

     The Company completed a review during the fourth quarter of 1996 of its revenue recognition policy and procedures. As a result of the review, the Company has restated its 1995 results of operations and related balance sheet accounts as described below to appropriately reflect the Company's revenue in accordance with its revenue recognition policy. Such restatements pertain to the amount and timing of revenues recognized under an introductory sales program or under contingent sales terms. The Company has established procedures to assure appropriate revenue recognition in the future. Only those items which have been affected have been restated, and such items have been restated to include the entire text of such items in accordance with Rule 12b-15 of the Securities Exchange Act of 1934.

     The table below sets forth selected operating data and accumulated deficit as of December 31, 1995 and for the year then ended on both a restated basis and as previously reported. (The previously reported operating data in the table below has been restated to retroactively reflect the pooling-of-interests transaction described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Acquisitions.")

                                                    YEAR ENDED
                                                    ----------
                                                DECEMBER 31, 1995
                                                -----------------
                                         AS REPORTED          AS RESTATED
                                         -----------          -----------
                                    (in thousands, except per share amounts)
 Net sales                                  $15,022              $14,392
 Cost of sales                                7,361                7,127
                                            -------              -------
   Gross margin                               7,661                7,265
 Operating expenses                           9,210                9,163
                                            -------              -------
   Operating loss                            (1,549)              (1,898)
 Other income                                   378                  378
   Loss before taxes                         (1,171)              (1,520)
 Tax benefit                                 (3,528)              (3,646)
                                            -------              -------
   Net income                               $ 2,357              $ 2,126
                                            =======              =======
   Net income per share                     $  0.37              $  0.33
 Accumulated deficit                        $14,496              $14,726


                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA.

              This information is derived from, and should be read in conjunction with, the Company's Financial Statements, including the Notes thereto.

                                                       Year Ended December 31,
                                     -------------------------------------------------------------
                                            1991      1992          1993        1994        1995
                                     -------------------------------------------------------------
                                                        (in thousands, except per share data)
Net revenues  . . . . . . . . . . . .       $7,606    $10,823      $12,393     $12,469     $14,392
Interest and other income, net. . . .          157        129           68         206         378
Net income (loss) . . . . . . . . . .        (132)        929        1,323       1,622       2,126
Net income (loss) per share . . . . .        (.03)        .18          .25         .28         .33
Working capital . . . . . . . . . . .        4,943      5,339        6,812       7,779      11,234
Total assets  . . . . . . . . . . . .        7,416      9,290       11,181      13,282      22,203
Total liabilities . . . . . . . . . .        2,368      2,981        3,415       3,122       3,261
Shareholders' equity  . . . . . . . .        5,048      6,310        7,766      10,160      18,942
Net tangible book value per share . .         1.05       1.20         1.43        1.76        1.78
Cash dividends per share. . . . . . .          .00        .00          .00         .00         .00

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

              The Company invests in research and product development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:



                                                 Year Ended December 31,
                                       ------------------------------------------
                                          1993            1994            1995
                                       ----------      ----------     -----------
                                                         (in thousands)
 Research and development
   expense, net  . . . . . . . . .         $  879          $  663          $1,220
 Capitalized software
   development costs . . . . . . .             81              25             299
 Reimbursed costs under research
   and development contracts . . .            539           1,111             843
                                       ----------      ----------     -----------
        Total product technology
          expenditures . . . . .           $1,499          $1,799          $2,362
                                       ==========      ==========     ===========

              The Company has in the past partially funded its research and development programs through (i) grants from the National Institutes of Health obtained through the federal government's Small Business Innovative Research program, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

              In recent years, the Company has, in addition to its internally-funded projects, entered into four significant externally-funded projects, two joint development projects with strategic partners and two projects with Company-sponsored research and development entities. From 1994 to 1995, the Company collaborated with Boehringer Mannheim Corporation ("BMC"), an Indianapolis-based manufacturer of diagnostic products, and Boehringer Mannheim GmbH ("BMG"), BMC's German affiliate and a world leader in clinical chemistry, in the development of (i) the CHEMSTRIP(R)/IRIStrip(TM) urine test strips and a related urine test strip reader for The Yellow IRIS(R) and (ii) the Model 900UDx(R), the latest model in The Yellow IRIS(R) family. The Company entered into a project in October 1992 with LDA, a Company-sponsored research and development entity, for development of The White IRIS(R) leukocyte differential analyzer. Corange International Limited ("Corange"), an affiliate of BMC and BMG, provided substantial funding to LDA. In June 1995, the Company acquired LDA for approximately 498,000 shares of Common Stock. As a result of the LDA acquisition, the Company incurred a non-recurring, non-cash charge of $2.9 million against earnings for 1995 for the acquisition of in-process research and development since The White IRIS(R) had not yet received FDA clearance. The Company entered into a similar project in September 1995 with Poly U/A Systems, Inc. ("Poly"), another Company-sponsored research and development entity, for development of several new products to enhance automated urinalysis ("the Poly Products"). The program with Poly is currently ongoing. See "-- Liquidity and Capital Resources."

RESULTS OF OPERATIONS

              The consolidated financial statements of the Company contained in this report have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin, Inc. (formerly known as StatSpin Technologies) ("StatSpin") in accordance with the pooling-of-interests method of accounting.

Comparison of Fiscal 1995 to Fiscal 1994

              Net sales increased to $14.4 million for 1995 from $12.5 million for 1994, an increase of $1.9 million or 15%. Sales of IVD imaging systems decreased to $4.2 million in 1995 from $4.6 million in 1994, a decrease of $318,000 or 7% from the prior year due to the sale of fewer systems in 1995. Sales of IVD imaging system supplies and service increased to $6.7 million from $5.0 million, an increase of $1.7 million or 34% over the prior year, due to the larger installed base of IVD imaging systems and the introduction of the new CHEMSTRIP(R)/IRIStrip(TM) urine test strips in late 1994. Sales of small instruments and supplies increased to $3.4 million from $2.9 million, an increase of $528,000 or 18%. The increase reflects generally higher sales of the StatSpin product line and the addition of the Biovation product line in March 1995.

              Cost of goods for IVD imaging systems as a percentage of sales of IVD imaging systems totaled 48% for 1995, the same as for 1994. Cost of goods for IVD imaging system supplies and service decreased as a percentage of sales of IVD imaging system supplies and service to 47% for 1995 from 50% for 1994 due to a decrease in service costs, offset to some extent by lower gross margins on the CHEMSTRIP(R)/IRIStrip(TM) urine test strips. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 57% for 1995 from 63% for 1994 due to higher gross margins on the recently added Biovation product line as well as improved gross margins on the StatSpin product lines due to increased sales volume. The net result of these changes and the overall change in product mix was an increase in gross margin to 50% for 1995 from 48% for 1994.

              Marketing and selling expenses increased to $2.9 million for 1995 from $2.1 million for 1994, an increase of $789,000 or 38%, due to increased spending on direct sales and after-sales support, and increased as a percentage of net sales to 20% from 17%.

              General and administrative expenses increased to $2.2 million for 1995 from $1.7 million for 1994, an increase of $442,000 or 26%, and increased as a percentage of net sales from 14% in 1994 to 15% in 1995.

              Net research and development expenses increased to $1.2 million for 1995 from $663,000 for 1994, an increase of $557,000 or 84%, and also increased as a percentage of net sales to 8% from 5%. The increase in net research and development expenses was due principally to a decrease in reimbursements under research and development contracts and increased spending by the Company on the continued development of The White IRIS(R). Reimbursements under research and development contracts and joint development programs decreased to $843,000 from $1.1 million, a decrease of $268,000 or 24%, due to the acquisition of LDA. Total product technology expenditures increased to $2.4 million from $1.8 million, an increase of $563,000 or 31%, reflecting the addition of two new research projects, a modest increase in general research and development activity and continuing expenditures by the Company on The White IRIS(R) to complete its development and pursue FDA clearance.

              Interest income increased to $310,000 for 1995 from $168,000 for the prior year, primarily the result of increased amounts of invested cash during 1995 as a result of the exercise of outstanding warrants issued in connection with the formation of LDA and stock sales to employees under the Company's stock option and purchase plans.

              Interest expense consisted of interest incurred on notes issued by StatSpin and decreased to $43,000 for 1995 from $73,000 for the prior year due to a reduction in the outstanding principal balances.

              Other income consisted principally of royalties for sales of licensed products and remained constant at $111,000 for 1995 and 1994.

              Acquisition of in-process research and development in 1995 reflects the acquisition of LDA which resulted in a non-recurring, non-cash charge of $2.9 million against earnings in 1995 for the acquisition of in-process research and development.

              The income tax benefit for 1995 was $3.6 million as compared to a $79,000 provision in 1994. The Company recognized a deferred tax benefit of $3.6 million in 1995 due to a significant reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history as well as an assessment that operations will continue to generate taxable income. However, the amount of the deferred tax assets considered realizable could be reduced if the future taxable income during the carryforward periods is reduced.

              Net income increased to $2.1 million, or $0.33 per share, for 1995 as compared to net income of $1.6 million, or $0.28 per share, for 1994. Excluding the effects of the non-recurring charge against earnings for the acquisition of in-process research and development and the recognition of the tax benefit due to the reduction in the deferred tax asset valuation allowance, the Company would have had net income of approximately $1.4 million, or $0.22 per share, for 1995.

Comparison of Fiscal 1994 to Fiscal 1993

              Net sales increased to $12.5 million for 1994 from $12.4 million for 1993, an increase of $77,000 or 1%. Sales of IVD imaging systems decreased to $4.6 million from $5.0 million, a decrease of $470,000 or 9% from 1993. Improved sales of IVD imaging systems in the last three quarters of 1994 were more than offset by unusually slow sales during the first quarter of 1994 caused by the combined effect of the introduction of a major healthcare reform initiative at the federal level and the Northridge earthquake which affected operations at the Company's Chatsworth facility. Sales of IVD imaging system supplies and service increased to $5.0 million from $4.0 million, an increase of $1.0 million or 26% over the prior year, due to the larger installed base of IVD imaging systems. Sales of small instruments and supplies decreased to $2.9 million from $3.4 million, a decrease of $483,000 or 14%. The decrease reflects lower sales levels of the StatSpin product lines due to a decline in sales to one customer.

              Cost of goods for IVD imaging systems increased slightly as a percentage of sales of IVD imaging systems to 48% for 1994 from 47% for 1993. Cost of goods for IVD imaging system supplies and service also increased slightly to 50% for 1994 from 49% for 1993. Cost of goods for small instruments and supplies increased as a percentage of sales of small instruments and supplies to 63% for 1994 from 61% for the prior year. The net result of these changes and the overall change in product mix was a slight decrease in gross margin to 48% for 1994 from 49% for 1993.

              Marketing and selling expenses remained constant at $2.1 million in 1994 and 1993 and also remained constant as a percentage of net sales at 17%.

              General and administrative expenses remained constant at $1.7 million in 1994 and 1993, and remained constant as a percentage of net sales at 14%.

              Net research and development expenses decreased to $663,000 for 1994 from $879,000 for 1993, a decrease of $216,000 or 25%, and also decreased as a percentage of net sales to 5% from 7% due principally to a reduction in research and development spending at StatSpin. Reimbursements under research and development contracts increased to $1.1 million from $539,000, an increase of $572,000 or 106%, due to increased funding from LDA for The White IRIS(R) project. Total product technology expenditures increased to $1.8 million from $1.5 million, an increase of $300,000 or 20%, primarily as a result of increased expenditures for development of The White IRIS(R).

              Interest income increased to $168,000 for 1994 from $110,000 for the prior year. This was the result of increased amounts of invested cash, generally higher interest rates and a greater emphasis on long-term investments.

              Interest expense consisted of interest incurred on notes issued by StatSpin and decreased to $73,000 for 1994 from $82,000 for the prior year due to paydown of outstanding principal balances on the notes.

              Other income consisted principally of royalties for sales of licensed products and increased to $111,000 for 1994 from $39,000 for the prior year due to higher reported sales of licensed products.

              The income tax provision for 1994 was $79,000 as compared to $58,000 for 1993. The effective tax rate remained relatively constant at 5% in 1994 as compared to 4% in 1993 due to a full valuation allowance being provided for the deferred tax assets in both years as a result of the uncertainty about the recoverability of the related tax benefits. The tax provisions consisted primarily of federal alternative minimum tax due to the utilization of net operating loss carryforwards.

              The above factors contributed to net income of $1.6 million, or $0.28 per share, for 1994 as compared to net income of $1.3 million, or $0.25 per share, for 1993.


LIQUIDITY AND CAPITAL RESOURCES

              Cash, cash equivalents and short-term investments increased to $6.2 million at December 31, 1995 from $4.8 million at December 31, 1994. The increase is primarily attributable to net cash generated by operations and cash generated from the sale of stock to employees and the exercise of warrants issued in connection with the LDA offering. Inventory levels during 1995 increased to $2.9 million from $2.2 million. This increase was primarily due to the addition of several new products, including the CHEMSTRIP(R)/IRIStrip(TM). Total accounts receivable increased to $3.8 million at December 31, 1995 from $3.3 million at December 31, 1994. This increase was the result of increased sales, the timing of IVD imaging system sales, and slower collections.

              In 1995, the Company expended $821,000 for capital equipment, primarily for manufacturing and office equipment, and $299,000 in capitalized software development. The Company expended $266,000 and $439,000 for capital equipment and $25,000 and $81,000 in capitalized software development in 1994 and 1993, respectively.

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

       In February 1996, the Company merged with StatSpin for approximately 340,000 shares of Common Stock and the assumption of warrants to purchase an additional 126,000 shares of Common Stock in a pooling-of-interests transaction for accounting purposes. Accordingly, the financial statements of the Company have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin. StatSpin manufactures special-purpose centrifuges, application-specific consumable items and other small laboratory instruments. Through this acquisition, the Company acquired sample preparation technologies useful for future IVD imaging applications, as well as access to key distributors for its small instruments and supplies.

              In June 1995, the Company purchased LDA for approximately 498,000 shares of Common Stock. LDA was a Company-sponsored research and development entity which provided funding for The White IRIS(R) leukocyte differential analyzer under a research and development agreement with the Company. See "-- Overview."

              In March 1995, the Company purchased its digital refractometer product line from Biovation for $850,000 and warrants to purchase 75,000 shares of Common Stock at $8.125 per share. The Company generated revenues from this product line of approximately $314,000 for 1995.

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

              In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets To Be Disposed Of ("Statement 121"). Statement 121 requires the Company to review the carrying amounts of its long-lived assets and certain identifiable intangible assets for impairment. If it is determined the carrying amount of the asset is not recoverable, the Company is required to recognize an impairment loss. The accounting standard was implemented during the first quarter of 1996 and did not have a material impact on the financial statements.

FORWARD-LOOKING STATEMENTS

              Except for historical information, the matters discussed above are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such forward-looking statements. In addition to those described above, such risks and uncertainties include, among other things, the difficulties of continuing penetration of the capital- intensive worldwide laboratory instrument market, rapid technological change in the microelectronics and software industries, increasing competition from imaging and non-imaging based IVD products, unanticipated technological difficulties in gaining synergies, and potential patent and other litigation with third parties. The Company's most recent Annual Report on Form 10-K, as amended, and other SEC filings describe these and other additional factors that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The financial statements included herein are listed in the Index to Financial Statements in Part IV, Item 14(a)1.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this report:





  1.   Index to Financial Statements                                       Page
                                                                           ----

       Report of Independent Accountants                                    F1
       Independent Auditors Report                                          F2
       Consolidated Balance Sheets at December 31, 1995 and 1994.           F3
       Consolidated Statements of Operations for the Years ended
       December 31, 1995, 1994, and 1993.                                   F4
       Consolidated Statements of Shareholders' Equity for the Years
       ended December 31, 1995, 1994, and 1993.                             F5
       Consolidated Statements of Cash Flows for the Years ended
       December 31, 1995, 1994 and 1993.                                    F8
       Notes to Consolidated Financial Statements.                          F9

  2.   Financial Statement Schedules

       The financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

3.   Exhibits

        No.                                     Description
        ---                                     -----------

        3.1           --       Certificate of Incorporation, as amended (1)

        3.2           --       Restated Bylaws (2)

        4.1           --       Specimen of Common Stock Certificate (3)

        10.1          --       Lease of the Company's headquarters facility (4)

        10.2(a)       --       1982 Stock Option Plans and form of Stock Option
                               Agreement (5)

        10.2(b)       --       1983 and 1986 Stock Option Plans, and forms
                               of Stock Option Agreements for each Plan (6)

        10.2(c)       --       Amended and Restated 1986 Stock Option Plan (7)

        10.2(d)       --       1994 Stock Option Plan and forms of Stock Option
                               Agreements (8)

        10.3          --       Various Agreements with TOA Medical
                               Electronics (9)

        10.4(a)       --       Agreement for a Strategic Alliance in
                               Urinalysis dated January 7, 1994 between IRIS and Boehringer Mannheim Corporation (10)

        10.4(b)       --       Research and Development and Distribution
                               Agreement dated February 6, 1995 by and among IRIS, LDA Systems, Inc. and Corange
                               International Limited (10)

        10.5          --       Warrant Certificate dated March 20, 1995 issued
                               to Biovation, Inc. (10)

        10.6(a)       --       Technology License Agreement dated as of
                               September 29, 1995 between IRIS and Poly U/A
                               Systems, Inc. (11)

        10.6(b)       --       Research and Development Agreement dated as of
                               September 29, 1995 between IRIS and Poly U/A
                               Systems, Inc. (11)

        10.6(c)       --       $100 Class "A" Note dated September 29, 1995
                               issued by Poly U/A Systems, Inc. in favor of IRIS (11)

        10.6(d)       --       Certificate of Incorporation of Poly U/A
                               Systems, Inc. (See Article FOUR regarding the
                               IRIS Option) (11)

        10.7(a)       --       Agreement and Plan of Merger dated January 31,
                               1996 between IRIS and StatSpin, Inc. *

        10.7(b)       --       Registration Rights Agreement dated January 31,
                               1996 between IRIS and StatSpin Stockholders *

        11            --       Statement re: restated Computation of Per Share
                               Earnings

-------------------

*  Previously Filed.

 (1) Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1986 (File No. 333-002001).

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

 (9) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of International Remote Imaging Systems, Inc.

         We have audited the consolidated financial statements of International Remote Imaging Systems, Inc. and subsidiary, as listed in the index on page 11 of this Form 10-K/A (Amendment No. 1). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of StatSpin, Inc. a wholly owned subsidiary, for the years ended March 31, 1995 and 1994. The financial statements of StatSpin, Inc. reflect total assets constituting 9% in 1994 and total revenues of 22% and 27% in 1994 and 1993, respectively, of the related consolidated totals. The financial statements of StatSpin, Inc. for the years ended March 31, 1995 and 1994 were audited by other auditors whose reports were furnished to us, and our opinion, insofar as it relates to the amounts included for StatSpin, Inc. as of December 31, 1994 and for the years ended December 31, 1994 and 1993, is based solely on the reports of the other auditors.

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

         The consolidated financial statements give retroactive effect to the merger of International Remote Imaging Systems, Inc. and StatSpin, Inc. on February 1, 1996, which has been accounted for as a pooling-of-interests as described in Note 1 to the consolidated financial statements.

         In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Remote Imaging Systems, Inc. and subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 19 to the consolidated financial statements, the Company's 1995 net income previously reported as $2,356,615, or $.37 per share, should have been $2,126,412, or $.33 per share. This discovery was made subsequent to the issuance of the financial statements. The consolidated financial statements have been restated to reflect the correction.

/s/ COOPERS & LYBRAND L.L.P.



Los Angeles, California
March 20, 1996, except as to Note
1 which date is April 24, 1996 and
Note 19 which date is November 13, 1996.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
StatSpin, Inc.:

We have audited the balance sheet of StatSpin Inc. as of March 31, 1995, and the related statements of income and accumulated deficit, and cash flows for each of the two years in the period ended March 31, 1995. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of StatSpin, Inc. at March 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

                                        /s/ KPMG Peat Marwick LLP


May 26, 1995
Boston, Massachusetts

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             At December 31,
                                                         -----------------------------------
                                                                 1994                  1995
                                                         ------------          ------------
Current assets:
  Cash and cash equivalents                              $  2,573,384          $  1,511,395
  Short-term investments                                    2,256,062             4,736,727
  Accounts receivable-trade, net of allowance
    for doubtful accounts of $89,685 in 1994
    and $87,759 in 1995                                     2,431,638             2,897,507
  Accounts receivable  -  service contracts                   313,144               481,367
  Accounts receivable-other                                   575,657               407,245
  Inventories                                               2,179,663             2,941,021
  Prepaid expenses and other current assets                   190,293               285,683
  Deferred tax asset                                              -                 919,489
                                                         ------------          ------------
   Total current assets                                    10,519,841            14,180,434

  Property and equipment, at cost, net of
    accumulated depreciation                                  598,891               995,044
  Software development costs, net of accumulated
    amortization of $625,816 in 1994 and
    $667,425 in 1995                                           40,623               298,030
  Long-term investments                                     1,200,000               100,000
  Deferred warrant costs                                      503,145             1,574,780
  Deferred tax asset                                             --               3,594,100
  Other assets                                                419,687             1,460,157
                                                         ------------          ------------
   Total assets                                          $ 13,282,187          $ 22,202,545
                                                         ============          ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Notes payable                                          $    105,877          $    185,633
  Accounts payable                                            921,478               810,819
  Accrued expenses                                          1,030,472             1,238,599
  Deferred income - service contracts                         683,402               710,907
                                                         ------------          ------------
   Total current liabilities                                2,741,229             2,945,958
Deferred income - service contracts                           119,913               190,045
Notes payable, long-term portion                              261,107               125,000
                                                         ------------          ------------
   Total liabilities                                        3,122,249             3,261,003
                                                         ------------          ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value
    Authorized:  3,000,000 shares
    None issued and outstanding
  Common stock, $.01 par value
    Authorized:  15,600,000 shares
    Shares issued and outstanding:
    1994 - 5,330,327, 1995 - 6,292,408                         53,304                62,924
  Additional paid-in capital                               27,418,271            34,154,116
  Treasury stock, at cost (96,473 shares
      in 1994 and 1995)                                      (453,386)             (453,386)
  Unearned compensation                                       (93,130)              (95,884)
  Accumulated deficit                                     (16,765,121)          (14,726,228)
                                                         ------------          ------------
   Total shareholders' equity                              10,159,938            18,941,542
                                                         ------------          ------------
   Total liabilities and shareholders' equity            $ 13,282,187          $ 22,202,545
                                                         ============          ============



   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       For the Year Ended December 31,
                                                     -------------------------------------------------
                                                             1993              1994              1995
                                                     ------------      ------------      ------------
Sales of IVD imaging systems ...................     $  5,029,398      $  4,559,044      $  4,240,627
Sales of IVD imaging system supplies and service        3,994,896         5,024,521         6,737,444
Sales of small instruments and supplies ........        3,368,480         2,885,712         3,414,087
                                                     ------------      ------------      ------------

Net sales ......................................       12,392,774        12,469,277        14,392,158
                                                     ------------      ------------      ------------

Cost of goods- IVD imaging systems .............        2,365,907         2,178,318         2,014,873
Cost of goods - IVD imaging system
  supplies and service .........................        1,937,489         2,495,797         3,174,290
Cost of goods - small instruments and supplies .        2,038,342         1,824,913         1,937,653
                                                     ------------      ------------      ------------
Cost of goods sold .............................        6,341,738         6,499,028         7,126,816
                                                     ------------      ------------      ------------

Gross margin ...................................        6,051,036         5,970,249         7,265,342

Marketing and selling ..........................        2,115,435         2,085,022         2,874,442
General and administrative .....................        1,742,813         1,726,902         2,168,423
Research and development, net ..................          879,360           663,231         1,220,028
Acquisition of in-process research
  and development ..............................              -                 -           2,900,430
                                                     ------------      ------------      ------------

Operating income (loss) ........................        1,313,428         1,495,094        (1,897,981)

Other income (expense):
   Interest income .............................          110,456           167,924           309,929
   Interest expense ............................          (81,899)          (73,238)          (42,699)
   Other income ................................           38,558           111,240           110,530
                                                     ------------      ------------      ------------

Income (loss) before provision (benefit)
  for income taxes .............................        1,380,543         1,701,020        (1,520,221)
Provision (benefit)
  for income taxes .............................           57,906            79,456        (3,646,633)
                                                     ------------      ------------      ------------

Net income .....................................     $  1,322,637      $  1,621,564      $  2,126,412
                                                     ============      ============      ============

Net income per share ...........................     $        .25      $        .28      $        .33
                                                     ============      ============      ============

Weighted average number of
  common shares and common
  share equivalents outstanding
  for the period ...............................        5,355,297         5,698,620         6,418,518
                                                     ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                  Common Stock   Additional            Shareholders'  Unearned
                           -------------------      Paid-In   Treasury        Notes    Compen-    Accumulated
                              Shares    Amount      Capital      Stock   Receivable     sation        Deficit         Total
                              ------    ------      -------      -----   ----------     ------        -------         -----
Balance,
December 31, 1992, as
previously reported.       4,740,011   $47,400  $25,255,612        $--    $(28,306)  $(57,816)  $(19,177,497)    $6,039,393

Adjustment for
StatSpin, Inc.
pooling of interest..        340,260     3,403      798,579         --          --         --       (531,825)       270,157
                           ---------   -------  -----------   --------     --------   --------   ------------    ----------
Balance, December 31,
1992, as restated....      5,080,271    50,803   26,054,191                 (28,306)   (57,816)  (19,709,322)     6,309,550

Repurchase of
common stock........        (26,200)     (262)          262   (142,016)          --         --             --      (142,016)

Common stock issued
on exercise of stock
options.............          46,533       465      101,282         --           --         --             --       101,747

Common stock issued
under Employee Stock
Purchase Plan:
for Cash............          13,971       140       67,336         --           --         --             --        67,476
for Services........          13,971       140       67,336         --           --   (67,476)             --            --

Common stock issued
for cash on exercise
of warrants.........           9,800        98       36,652         --           --         --             --        36,750

Principal payments
received on
shareholders' notes
receivable..........              --        --           --         --       21,639         --             --        21,639

Amortization of
unearned
compensation........              --        --           --         --          --     48,489              --        48,489

Net income..........              --        --           --         --          --         --       1,322,637     1,322,637
                           ---------   -------  -----------   --------     --------   --------   ------------    ----------
Balance,
December 31, 1993...       5,138,346    51,384   26,327,059   (142,016)      (6,667)   (76,803)   (18,386,685)    7,766,272

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                Common Stock     Additional            Shareholders'    Unearned
                              ----------------      Paid-In   Treasury        Notes      Compen-    Accumulated
                              Shares    Amount      Capital      Stock   Receivable       sation        Deficit     Total
                              ------    ------      -------      -----   ----------       ------        -------     -----
Common stock issued
on exercise of stock
options.............         200,832     2,008      445,015         --           --           --           --      447,023

Common stock issued
under Employee Stock
Purchase Plan:
for Cash............          22,811       228      100,559         --           --           --           --      100,787
for Services........          22,811       228      100,559         --           --    (100,787)           --           --

Common stock issued
for cash on exercise
of warrants.........          15,800       158       59,092         --           --           --           --       59,250

Issuance of warrants              --        --      385,285         --           --           --           --      385,285

Principal payments
received on share-
holders' notes
receivable..........              --        --           --         --        6,667           --           --        6,667

Amortization of
unearned
compensation........              --        --           --         --           --       84,460           --       84,460

Repurchase of common
stock...............        (70,273)     (702)          702   (311,370)          --           --           --     (311,370)

Net income..........              --        --           --         --           --           --    1,621,564    1,621,564
                           ---------    ------   ----------   --------        -----      -------  -----------   ----------
Balance,
  December 31, 1994.       5,330,327    53,304   27,418,271   (453,386)          --      (93,130) (16,765,121)  10,159,938

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                Common Stock     Additional            Shareholders'    Unearned
                              ----------------      Paid-In   Treasury        Notes      Compen-    Accumulated
                              Shares    Amount      Capital      Stock   Receivable       sation        Deficit     Total
                              ------    ------      -------      -----   ----------       ------        -------     -----
Common stock issued
on exercise of stock          21,900       219       44,231                      --           --           --        44,450
options..................                                           --

Common stock issued
under Employee Stock
Purchase Plan:
for Cash.................      9,997       100       67,141         --           --           --           --        67,241
for Services.............     16,976       170      112,219         --           --     (89,915)           --        22,474

Common stock issued
for cash on exercise
of warrants..............    414,749     4,147    1,551,161         --           --           --           --     1,555,308

Issuance of warrants.....         --        --    1,774,733         --           --           --           --     1,774,733

Common stock issued
in exchange for LDA
Systems, Inc.
callable common stock        498,459     4,984    2,972,360         --           --           --           --     2,977,344

Amortization of
unearned
compensation ............         --        --           --         --           --       87,161           --        87,161

Income tax benefit                                                                                                  214,000
related to exercise
of nonqualified stock
options..................         --        --      214,000         --           --           --           --

Adjustment to reflect
change in StatSpin, Inc.
fiscal year..............         --        --           --         --           --           --     (87,519)       (87,519)

Net income...............         --        --           --         --           --           --    2,126,412     2,126,412
                           ---------   -------  ----------- ---------           ---    --------- ------------   -----------
Balance
  December 31, 1995.       6,292,408   $62,924  $34,154,116 $(453,386)                 $(95,884) $(14,726,228)  $18,941,542
                           =========   =======  =========== ==========          ===    ========= ============   ===========


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  For the Year Ended December 31,
                                                                                   ---------------------------------------------
                                                                                          1993             1994             1995
                                                                                   -----------      -----------      -----------
Cash flows from operating activities:
     Net income ..............................................................     $ 1,322,637      $ 1,621,564      $ 2,126,412
   Adjustments to reconcile net income to net
   cash provided by operations:
     Deferred tax benefit ....................................................            --               --         (3,705,589)
     Acquisition of in-process research and development ......................            --               --          2,882,858
     Depreciation and amortization ...........................................         533,187          548,420          635,048
     Common stock compensation ...............................................          48,489           84,460          109,635
     Other ...................................................................          (4,500)            --               --
   Changes in assets and liabilities:
     Accounts receivable - trade .............................................        (189,507)        (569,317)        (525,151)
     Account receivable - other ..............................................            --               --            168,412
     Notes receivable - trade ................................................          36,000           13,731             --
     Service contracts .......................................................          68,991           23,715          (95,586)
     Inventories .............................................................         (69,694)         390,479         (875,295)
     Prepaid expenses and other current assets ...............................          89,299          (79,561)         (80,230)
     Other assets ............................................................        (138,152)        (106,270)          47,239
     Accounts payable ........................................................         240,014          266,325          (87,673)
     Accrued expenses ........................................................          69,868         (151,224)         199,735
                                                                                   -----------      -----------      -----------
   Net cash provided by operating activities .................................       2,006,632        2,042,322          799,815
                                                                                   -----------      -----------      -----------

Cash flows from investing activities:
     Acquisition of property and equipment ...................................        (438,684)        (266,360)        (820,838)
     Acquisition of product line .............................................            --               --           (886,800)
     Software development costs ..............................................         (81,034)         (25,411)        (299,016)
     Maturities of certificates of deposit ...................................         625,000          210,000          215,000
     Purchases of certificates of deposit ....................................        (625,000)        (100,000)            --
     Maturities of held-to-maturity debt securities ..........................            --          1,000,000        2,700,000
     Purchases of held-to-maturity debt securities ...........................            --         (3,441,062)      (4,295,664)
                                                                                   -----------      -----------      -----------
   Net cash used by investing activities .....................................        (519,718)      (2,622,833)      (3,387,318)
                                                                                   -----------      -----------      -----------

Cash flows from financing activities:
     Issuance of common stock for cash .......................................         138,497          254,823        1,599,758
     Repurchase of common stock ..............................................        (142,016)         (59,920)            --
     Principal payments received on shareholders' notes receivable ...........          (1,439)           4,569             --
     Increase (decrease) in line of credit borrowings ........................          65,046         (160,000)            --
     Repayments of notes payable .............................................         (76,395)        (373,605)        (256,351)
     Proceeds from notes payable .............................................            --            166,660             --
     Issuance of common stock for cash under Employee Stock
       Purchase Plan .........................................................          67,476          100,787           67,241
                                                                                   -----------      -----------      -----------
   Net cash provided (used)  by financing activities .........................          51,169          (66,686)       1,410,648
                                                                                   -----------      -----------      -----------

     Net increase (decrease) in cash and cash equivalents ....................       1,538,083         (647,197)      (1,176,855)
     Cash and cash equivalents at beginning of year ..........................       1,682,498        3,220,581        2,573,384
     Adjustment to cash to reflect change in StatSpin Technologies fiscal year            --               --            114,866
                                                                                   -----------      -----------      -----------
     Cash and cash equivalents at end of period..                                   $3,220,581      $ 2,573,384      $ 1,511,395
                                                                                   ===========      ===========      ===========

   Supplemental schedule of non-cash financing activities:
     Issuance of common stock in exchange for services .......................     $    67,476      $   100,787      $   109,635
     Issuance of common stock under a stock for
     stock exercise ..........................................................            --            251,450             --
     Issuance of warrants ....................................................            --            385,285        1,774,733
     Issuance of common stock to acquire shares of LDA .......................            --               --          2,977,344
     Tax benefit related to exercise of nonqualified stock options ...........            --               --            214,000
   Supplemental disclosure of cash flow information:
     Cash paid for income taxes ..............................................          54,490          112,921           21,456
     Cash paid for interest ..................................................          76,384          118,379           42,698

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  FORMATION AND BUSINESS OF THE COMPANY.

    International Remote Imaging Systems, Inc. (IRIS) was incorporated in California in 1979 and reincorporated during 1987 in Delaware. IRIS engages in the business of developing, manufacturing and selling in vitro diagnostic (IVD) imaging systems and other laboratory instruments based on proprietary technology.

    On February 1, 1996, a newly formed subsidiary of IRIS completed its merger with StatSpin, Inc., (StatSpin) which became a wholly owned subsidiary of IRIS. StatSpin manufactures special purpose centrifuges and other small instruments widely used in clinical, veterinary, physicians' offices and research laboratories. StatSpin sells its products primarily through leading distributors to the physician office and veterinary laboratory markets. IRIS issued approximately 340,000 shares of common stock for all of the outstanding common stock and appreciation rights of StatSpin and assumed options and warrants to purchase an additional 126,000 shares of IRIS common stock. This represented an exchange ratio of 4.095 shares of IRIS common stock for each common share and stock appreciation right of StatSpin. This transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin.

    StatSpin previously used the fiscal year ended March 31 for its financial reporting. To conform to the Company's December 31 fiscal year end, StatSpin's operating results for the period January 1, 1995 through March 31, 1995 have been included in the operating results of the Company for the fiscal years ended December 31, 1995 and 1994. The resulting duplication of revenue and net income of StatSpin for the period from January 1, 1995 through March 31, 1995 amounted to $710,000 and $87,519, respectively, which has been adjusted by a $87,519 charge to accumulated deficit during the year ended December 31, 1995.

    Combined and separate results of IRIS and StatSpin are as follows:

                                                            IRIS            StatSpin          Combined
                                                        -------------------------------------------------
Year ended December 31, 1993 (StatSpin year ended
March 31, 1994)

    Net Sales                                           $ 9,024,294        $ 3,368,480        $12,392,774
    Net Income                                            1,280,562             42,075          1,322,637

Year ended December 31 1994 (StatSpin year ended
March 31, 1995)

    Net Sales                                             9,583,565          2,885,712         12,469,277
    Net Income                                            1,472,886            148,678          1,621,564

Year ended December 31, 1995

    Net Sales                                            11,292,559          3,099,599         14,392,158
    Net Income                                            1,861,228            265,184          2,126,412

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

Accounts Receivable:

    IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily domestic hospitals, clinical, and research laboratories. IRIS performs ongoing credit evaluations of its customers before granting uncollateralized credit and, to date, has not experienced any material credit related losses.

Property and Equipment and Depreciation:

    Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method generally over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

    Costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in current income.

Software Development Costs:

    IRIS capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards No. 86 -- "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," for new products and product enhancements once technological feasibility has been established. IRIS amortizes capitalized software costs using the greater of the straight line method over the estimated product life of generally one to three years, or a percentage of total units sold over the projected unit sales. Amortization expense of software development costs was approximately $132,000, $108,000 and $41,600 for 1993, 1994, and 1995, respectively.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Warranties:

    IRIS recognizes the full estimated cost of warranty expense, including installation costs, at the time of product shipment.

Research and Development Expenditures:

    Except for certain software development costs required to be capitalized as described above (see Software Development Costs), research and development expenditures are charged to operations as incurred. Net research and development expense includes total research and development costs incurred, including costs incurred under research and development contracts, less costs reimbursed under research and development contracts (See Note 18).

Income Taxes:

    IRIS accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Reclassifications:

    Certain reclassifications have been made to the 1993 and 1994 financial statements to conform with the 1995 presentation.

Recently Issued Accounting Standard:

    In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." In accordance with SFAS No. 123, IRIS will adopt the disclosure method as provided for in the statement.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires the Company to review the carrying amounts of its long-lived assets and certain identifiable intangible assets for impairment. If it is determined the carrying amount of the asset is not recoverable, the company is required to recognize an impairment loss. The accounting standard will be implemented during the first quarter of 1996; however, the loss, if any, has not yet been determined.

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

    At December 31, 1994 and 1995, the carrying value of marketable debt securities approximates fair value and is included in short-term and long-term investments:

        December 31, 1994                       Expected Maturity Value and Date
                                                --------------------------------
                               Amortized Cost     Within One       One to Five
                                                        Year             Years
                               --------------     -----------       ----------
        U.S. Treasury Bills        $1,641,062      $1,700,000
        U.S. Treasury Notes           802,028                          $800,000


        December 31, 1995                     Expected Maturity Value and Date
                                              --------------------------------
                               Amortized Cost     Within One       One to Five
                                                        Year             Years
                               --------------     -----------       ----------
        U.S. Treasury Bills        $3,236,725      $3,318,000              $ --
        U.S. Treasury Notes           803,376         800,000                --

4.  INVENTORIES.

    Inventories are carried at the lower of cost or market on a first-in, first-out basis and are composed of the following:

                                                         December 31,
                                        ----------------------------
                                            1994               1995
                                        ----------------------------
Finished goods .................        $  520,445        $  422,115
Work-in-process ................           466,182           276,115
Consumables and related hardware           394,070           603,848
Raw materials, parts and
 sub-assemblies ................           798,966         1,638,943
                                        ----------        ----------
                                        $2,179,663        $2,941,021
                                        ==========        ==========

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  PROPERTY AND EQUIPMENT.

    Property and equipment is composed of the following:

                                                         December 31,
                                     -------------------------------
                                          1994               1995
                                     -------------------------------
Leasehold improvements ......        $   257,534         $   327,178
Furniture and fixtures ......             88,058             115,544
Machinery and equipment .....          1,935,129           2,422,835
Tooling, dies and molds .....            417,908             532,070
Rental units ................             56,084             166,268
                                     -----------         -----------
                                       2,754,713           3,563,895
Less accumulated depreciation         (2,155,822)         (2,568,851)
                                     -----------         -----------
                                     $   598,891         $   995,044
                                     ===========         ===========

    Property and equipment includes $1,270,363 and $1,284,488, respectively, at December 31, 1994 and 1995 of fully depreciated assets which remain in service. Depreciation expense was $272,401, $327,293 and $449,653 for 1993, 1994, and
1995, respectively. Maintenance and repairs expense for 1993, 1994 and 1995 was $41,629, $64,870, and $55,250, respectively.

    Rental units are carried at cost less accumulated depreciation ($136,136 and $163,952 at December 31, 1994 and 1995). Future minimum rental revenue on noncancellable leases as of December 31, 1995 is approximately $306,000, due during 1996.

6.  ACCRUED EXPENSES.

    Accrued expenses are composed of the following:

                                                 December 31,
                                 ----------------------------
                                     1994               1995
                                 ----------------------------
Accrued bonuses .........        $  206,451        $  366,372
Accrued commissions .....            55,133            76,079
Accrued payroll .........            87,298            88,228
Accrued vacation ........           109,999           135,832
Accrued taxes and other .            22,773            70,642
Accrued professional fees           117,388           155,552
Accrued warranty expense            344,822           269,823
Accrued - other .........            86,608            76,071
                                 ----------        ----------
                                 $1,030,472        $1,238,599
                                 ==========        ==========

7.  NOTES PAYABLE.

   StatSpin had notes payable to shareholders with outstanding balances of $200,324 and $185,638 at December 31, 1994 and 1995, respectively. The notes bore interest at 11% - 12% per year and were due in 1996 through 1997.

   In addition, StatSpin had a note payable to the Massachusetts Technology Development Corporation with outstanding balances of $166,660 and $124,995 at December 31, 1994 and 1995, respectively. The note bore interest at 9% per year and was due in 1998.

    Following consummation of the merger with StatSpin, all note obligations were paid off in full by IRIS.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  INCOME TAXES.

The provision (benefit) for income taxes consisted of the following:

                             1993            1994               1995
                        -----------------------------------------------
Currently payable:
  Federal ........      $    26,000       $    30,000       $    26,000
  State ..........           31,906            49,456            32,956
                        -----------       -----------       -----------
                             57,906            79,456            58,956
                        -----------       -----------       -----------
Deferred:
  Federal ........             --                --          (3,655,589)
  State ..........             --                --             (50,000)
                        -----------       -----------       -----------
                               --                --          (3,705,589)
                        -----------       -----------       -----------
                        $    57,906       $    79,456       $(3,646,633)
                        ===========       ===========       ===========

The provision (benefit) for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before income taxes for the years ended December 31, 1993, 1994 and 1995 as follows:

                                                 1993            1994               1995
                                           -----------------------------------------------
Tax provision (benefit) computed at
  Federal statutory rate ............      $   469,385       $   578,347       ($  516,875)
Increase (decrease) in taxes due to:
  Reinstatement of fully reserved
    deferred tax assets .............             --                --          (3,587,000)
  Utilization of net
    operating loss carryforward .....         (521,993)         (583,316)         (662,819)
  Write-off of in-process research
    and development .................             --                --           1,089,962
  State taxes, net of federal benefit           18,643            36,979            26,156
  Nondeductible expenses ............           37,214            21,952           (22,057)
  Other .............................           54,657            25,494            26,000
                                           -----------       -----------       -----------
                                           $    57,906       $    79,456       ($3,646,633)
                                           ===========       ===========       ===========

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

At December 31, 1995, the Company had federal net operating loss carryforwards of approximately $14.2 million and state net operating loss carryforwards of approximately $740,000 which expire in fiscal years ending in 1999 through 2010. As of December 31, 1995, IRIS had investment tax and R&D credit carryforwards of $71,719 expiring in fiscal years through 2003.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The primary components of temporary differences which give rise to the Company's net deferred tax asset at December 31, 1993, 1994 and 1995 are as follows:


                                                                         December 31,
                                       -----------------------------------------------
                                           1993              1994               1995
                                       -----------------------------------------------
Depreciation and amortization....      $   115,598       $   129,162       $   146,200
Allowance for doubtful accounts .           34,012            32,619            12,900
Accrued liabilities .............          234,718           189,129           213,100
Deferred revenue-service
  contracts .....................          186,582           202,164           145,800
Deferred research and development             --                --             537,000
Net operating loss carryforwards         5,768,479         5,135,843         4,840,000
Other ...........................           74,963            98,281           118,589
Valuation allowance .............       (6,414,352)       (5,787,198)       (1,500,000)
                                       -----------       -----------       -----------
                                       $         0       $         0       $ 4,513,589
                                       ===========       ===========       ===========

9.  LDA AND WARRANTS.

    In October, 1992 LDA Systems, Inc. ("LDA"), completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA Common Stock and ten IRIS Warrants, each five warrants entitling the holder to purchase one share of IRIS Common Stock for $3.75, exercisable at any time from November 16, 1992 through July 31, 1995. LDA received net proceeds of $774,000 from the unit offering. These funds were used throughout 1993 to engage IRIS to conduct research and development, clinical evaluations and pre-market testing of The White IRIS(R), a proposed new product, in accordance with a research and development contract. In addition, IRIS committed to fund $500,000 of the development costs at a rate of $15,000 per month during this period.

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

    IRIS had the option to purchase for cash or shares of IRIS common stock all of the outstanding shares of LDA common stock at $20 per share. The option expired 121 days after termination of the research and development agreement, which was to conclude no later than July 31, 1995. In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. IRIS acquired LDA pursuant to the exercise of its call option under the LDA Restated Certificate of Incorporation to purchase all the outstanding shares of LDA Common Stock. Accordingly, IRIS tendered 2.5765 shares of IRIS Common Stock for each share of LDA Common Stock. As a result of the acquisition, IRIS incurred a non-recurring charge of approximately $2.9 million against earnings in 1995 for the acquisition of in-process research and development (i.e. work in process not yet cleared for interstate commerce by the Food and Drug Administration).

    The following unaudited pro forma combined financial information gives effect to the acquisition of LDA by IRIS under the purchase method of accounting as though the acquisition had occurred on January 1, 1994. Substantially all of the purchase price for the acquisition of LDA by IRIS has been allocated to in-process research and development. Under the purchase method of accounting, the purchased in-process research and development has been written off as of the purchase date. The one time write-off of in-process research and development of approximately $2.9 million is excluded from the pro forma information as it represents a non-recurring item.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                     1994             1995
                                                  ----------------------------
Net revenues                                      $12,469,277      $14,392,158
Net income                                        $   480,445      $ 4,846,984
Primary and fully diluted earnings per share      $      0.08      $      0.73

    The pro forma combined financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the merger been consummated as of the above dates. In addition, the pro forma results are not intended to be a projection of future results.

10. POLY DEVELOPMENT AGREEMENT.

    On September 29, 1995, Poly U/A Systems, Inc. (Poly) engaged IRIS to develop several new products based on IRIS and other technology to further enhance automation in the urinalysis field. Under the terms of the project, POLY will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use any newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS(R). POLY has retained IRIS to conduct the research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and POLY will reimburse IRIS for the excess. IRIS has an option until 121 days after termination of the project (which terminates no later than July 31, 1998) to acquire all of the Common Stock of POLY at prices rising over time from $14 to $20 per share of POLY Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock. IRIS is also providing financial and administrative services to POLY at cost.

    POLY, a privately-held company based in Los Angeles, California, was organized in June 1995 to undertake the commercial development of several potential products based on technology developed or licensed by IRIS. In order to fund its share of the project, POLY, in 1995, raised net proceeds of $2.0 million through the sale of 128 units at a price of $20,000 per unit. Each unit consists of 2,000 shares of POLY's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. In the aggregate, investors purchased 256,000 shares of POLY's callable Common Stock and warrants to purchase 512,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. In connection with POLY's sale of units, IRIS also issued warrants to the placement agent and finder to purchase an aggregate of 150,000 shares of IRIS Common Stock. These warrants are exercisable at $7.80 per share for a five year period and include certain registration rights.

11. REFERENCE LAB AGREEMENT.

    During the first quarter of 1995, IRIS and Boehringer Mannheim Corporation ("BMC") and Boehringer Mannheim GmbH ("BMG"), BMC's German affiliate, announced a joint project to develop a high capacity automated urinalysis system primarily for reference laboratories based on the proprietary technologies of both companies. The program is jointly funded by both companies. In addition to designing specific components of the new system, BMG has agreed to pay IRIS a fixed amount of $640,000 for its research and development of the project. In connection with this project and certain distribution considerations, IRIS issued Corange (an affiliate of BMG) warrants to purchase 250,000 shares of IRIS Common Stock at an exercise price of $7.375 per share and granted Corange certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12. PRODUCT LINE ACQUISITION.

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

    In March 1996, IRIS acquired the CenSlide and FloStar urinalysis devices product line of UroHealth Sciences, Inc., for $788,000 in cash and the assumption of certain liabilities.

13. CAPITAL STOCK.

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

Stock Option Plans:

    The following tables set forth information on the Company's five stock option plans as of December 31, 1995:

                                                                              Options
                                  Options      Options         Options      Available
                Plan          Authorized     Exercised     Outstanding      for Grant
                ---------------------------------------------------------------------
                1980          200,000         174,468              0              0
                1982           84,000          75,034          4,000              0
                1983          100,000          74,035         17,400              0
                1986          360,000         135,932        223,801            267
                1994          700,000               0        368,600        331,400
                              -------         -------        -------        -------
                            1,444,000         459,469        613,801        331,667
                           ==========         =======        =======        =======

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     -----------------------------------------
                                                                                Exercise Price
                                                     -----------------------------------------
                                                      Shares     $ Per Share             Total
Balance outstanding at December 31, 1992 ..          443,300     1.10 to 4.25      $ 1,004,478
Options issued ............................           91,000     4.00 to 4.04          364,525
Options canceled ..........................          (15,400)    2.59 to 4.00          (59,814)
Options exercised .........................          (46,533)    1.10 to 3.75         (101,746)
                                                    --------                       -----------

Balance outstanding at December 31, 1993 ..          472,367     1.10 to 4.25        1,207,443
Options issued ............................          192,600     3.72 to 5.42          797,028
Options canceled ..........................          (28,234)    1.55 to 4.25          (67,470)
Options exercised .........................         (200,832)    1.10 to 3.75         (447,022)
                                                    --------                       -----------

Balances outstanding at December 31, 1994 .          435,901     1.10 to 5,42        1,489,979
Options issued ............................          209,500     4.25 to 7.37        1,195,530
Options canceled ..........................           (9,700)    1.57 to 4.00          (26,782)
Options exercised .........................          (21,900)    1.10 to 4.00          (44,450)
                                                    --------                       -----------

Balances outstanding at December 31, 1995 .          613,801     1.10 to 7.37      $ 2,614,277
                                                    ========                       ===========
Options exercisable at December 31, 1995 ..          406,443     1.10 to 7.37      $ 1,428,694
                                                    ========                       ===========

    In connection with the merger with StatSpin, each outstanding option and warrant of StatSpin was converted into an option to purchase IRIS common stock at a ratio of 4.095 shares of IRIS common stock for each share of StatSpin common stock covered by such option or warrant, resulting in options to purchase an aggregate of 126,000 shares of IRIS common stock. The exercise price per share for the StatSpin options and warrants have been adjusted by dividing the initial exercise price by 4.095.

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

14. COMMITMENTS.

Leases:

    IRIS leases its business locations at a monthly aggregate rent of $20,700, subject to increases based on the Consumer Price Index. IRIS has the option to renew one lease for two additional three-year periods commencing July 31, 1997.

    At December 31, 1995, the minimum lease payments due over the remaining life of the facilities leases and other operating leases were:

         Year ended December 31,                Amount
         ---------------------------------------------
         1996                                 $258,960
         1997                                  186,069
         1998                                   85,932
         1999                                   85,932
         2000                                   21,483
                                              --------
                                              $638,376
                                              ========

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Rent expense under all operating leases during 1993, 1994 and 1995 was $304,208, $290,294, and $453,762, respectively.

Other:

    Effective September 1, 1988, IRIS entered into consulting and licensing agreements with Cytocolor, Inc. relating to the use of its patented leukocyte stain in The White IRIS(R). Under the terms of the agreements, IRIS is subject to the following future minimum royalty payments:

                     Year Ended December 31,            Amount
                     -----------------------------------------
                     1996                             $ 20,000
                     1997                               20,000
                     1998                               20,000
                     1999                               20,000
                     Years thereafter                  280,000
                                                      --------
                                                      $360,000
                                                      ========

    In connection with the development agreement with Poly, IRIS has agreed to fund $15,000 per month (up to a maximum of $500,000) of the cost of the development project for several new products to enhance automation in the urinalysis field (see Note 10).

15.   EARNINGS PER SHARE.

    The computation of per share amounts for 1993, 1994 and 1995, is based on the weighted average number of common shares and common share equivalents outstanding for the period. Fully diluted and primary earnings per share were $.25, $.28, and $.33 for the years ended December 31, 1993, 1994 and 1995.

16. LICENSE.

    Pursuant to earlier payments and certain agreements with TOA Medical Electronics Co., Ltd. (TOA), TOA has developed a urine sediment analyzer under license from IRIS using pre-1989 IRIS technology. IRIS received royalties of $35,000, $111,000, and $98,000 in 1993, 1994, and 1995, respectively.

17.    EXPORT SALES.

    During 1993, 1994 and 1995, IRIS had export equipment sales of $253,000, $474,000 and $342,000, respectively.

18.     RESEARCH AND DEVELOPMENT CONTRACTS.

    Reimbursements are recognized under research and development contracts in amounts equivalent to reimbursable research and development costs incurred on the related project plus, where contractually provided for, an amount to cover general and administrative costs of the project.

    Reimbursements and costs connected with the development agreements entered into with LDA, Poly and BMG were as follows:

                                           Years Ended December 31,
                                   --------------------------------------
                                       1993          1994           1995
                                   --------    ----------     ----------
             Reimbursements        $538,931    $1,110,878     $  842,663
             Costs                  637,552     1,258,405      1,494,873
                                   --------    ----------     ----------
             Net Costs             $ 98,621    $  147,527     $  652,210
                                   ========    ==========     ==========

Net costs incurred under research and development contracts have been included in research and development expense in the statements of operations.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19.    RESTATEMENT OF RESULTS OF OPERATIONS

       The Company completed a review during the fourth quarter of 1996 of its revenue recognition policy and procedures. As a result of the review, the Company has restated its 1995 results of operations and related balance sheet accounts as described below to appropriately reflect the Company's revenue in accordance with its revenue recognition policy. Such restatements pertain to the amount and timing of revenues recognized under an introductory sales program or under contingent sales terms. The Company has established procedures to assure appropriate revenue recognition in the future.

       The table below sets forth selected operating data and accumulated deficit as of December 31, 1995 and for the year then ended on both a restated basis and as previously reported. The previously reported data in the table below have been restated to retroactively reflect the pooling-of-interests transaction described in Note 1 under "Formation and Business of the Company".


                                                          Year Ended
                                                   December 31, 1995
                                      ------------------------------
                                       As Reported       As Restated
                                      ------------       ------------
Net sales                             $ 15,021,658       $ 14,392,158
Cost of sales                            7,360,524          7,126,816
                                      ------------       ------------

       Gross margin                      7,661,134          7,265,342
Operating expenses                       9,210,323          9,163,323
                                      ------------       ------------

       Operating loss                   (1,549,189)        (1,897,981)
Other income and expenses, net             377,760            377,760
                                      ------------       ------------

       Loss before taxes                (1,171,429)        (1,520,221)
Tax benefit                             (3,528,044)        (3,646,633)
                                      ------------       ------------

       Net income                     $  2,356,615       $  2,126,412
                                      ============       ============

Net income per share                  $       0.37       $      0.33

Accumulated deficit                   $ 14,496,025       $ 14,726,228

20.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following table summarizes certain financial information by quarter for 1994 and 1995:

                                                                                          1994
                                    ----------------------------------------------------------
                                      March 31         June 30    September 30     December 31
                                    ----------------------------------------------------------
Net revenues                        $2,485,373      $3,134,915      $3,338,746      $3,510,243
Gross margin on net revenues         1,090,176       1,423,514       1,570,411       1,886,148
Interest and other income, net          72,648          34,426          54,318          44,534
Net income                              85,943         375,702         491,993         667,926
Net income per share                      0.02            0.07            0.09            0.12


                                                                                               1995
                                    ---------------------------------------------------------------
                                       March 31          June 30      September 30      December 31
                                    ---------------------------------------------------------------
                                                                                      (as restated)
Net revenues                        $ 3,167,277      $ 3,715,883       $ 3,743,641      $ 3,765,357
Gross margin on net revenues          1,535,808        1,908,864         1,931,560        1,889,110
Interest and other income, net          118,137           87,207            65,597          106,819
Net income (loss)                       397,494       (2,916,490)          563,818        4,081,590
Net income (loss) per share                0.07            (0.53)             0.09             0.61

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on December 31, 1996.

                                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                   By: /s/  Fred H. Deindoerfer
                                      --------------------------------------
                                      Fred H. Deindoerfer
                                      Chairman of the Board of Directors,
                                      President, and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                   Title                                          Date
---------                   -----                                          ----


/s/  Fred H. Deindoerfer    Chairman of the Board of
------------------------    Directors, President,            December 31, 1996
Fred H. Deindoerfer         and Chief Executive Officer



/s/  Martin S. McDermut     Vice President,
------------------------    Finance and Administration       December 31, 1996
Martin S. McDermut          and Chief Financial Officer



/s/  E. Eduardo Benmaor
------------------------    Secretary, Controller, and       December 31, 1996
E. Eduardo Benmaor          Principal Accounting Officer


/s/  John A. O'Malley       Director                         December 31, 1996
------------------------
John A. O'Malley


                            Director                         December 31, 1996
/s/  Steven M. Besbeck
------------------------
Steven M. Besbeck


/s/  Thomas F. Kelley       Director and Vice President      December 31, 1996
------------------------
Thomas F. Kelley

                                 EXHIBIT INDEX


                                                                                           Sequentially
 Exhibit                                                                                   Numbered
 Number                                        Description                                 Page
 ------                                        -----------                                 ------------

        3.1           --       Certificate of Incorporation, as amended (1)

        3.2           --       Restated Bylaws (2)

        4.1           --       Specimen of Common Stock Certificate (3)

        10.1          --       Lease of the Company's headquarters facility (4)

        10.2(a)       --       1982 Stock Option Plans and form of Stock Option
                               Agreement (5)

        10.2(b)       --       1983 and 1986 Stock Option Plans, and forms
                               of Stock Option Agreements for each Plan (6)

        10.2(c)       --       Amended and Restated 1986 Stock Option Plan (7)

        10.2(d)       --       1994 Stock Option Plan and forms of Stock Option
                               Agreements (8)

        10.3          --       Various Agreements with TOA Medical
                               Electronics (9)

        10.4(a)       --       Agreement for a Strategic Alliance in
                               Urinalysis dated January 7, 1994 between IRIS
                               and Boehringer Mannheim Corporation (10)

        10.4(b)       --       Research and Development and Distribution
                               Agreement dated February 6, 1995 by and among
                               IRIS, LDA Systems, Inc. and Corange
                               International Limited (10)

        10.5          --       Warrant Certificate dated March 20, 1995 issued
                               to Biovation, Inc. (10)

        10.6(a)       --       Technology License Agreement dated as of
                               September 29, 1995 between IRIS and Poly U/A
                               Systems, Inc. (11)

        10.6(b)       --       Research and Development Agreement dated as of
                               September 29, 1995 between IRIS and Poly U/A
                               Systems, Inc. (11)

        10.6(c)       --       $100 Class "A" Note dated September 29, 1995
                               issued by Poly U/A Systems, Inc. in favor of
                               IRIS (11)

        10.6(d)       --       Certificate of Incorporation of Poly U/A
                               Systems, Inc. (See Article FOUR regarding the
                               IRIS Option) (11)







                                                                                           Sequentially
 Exhibit                                                                                   Numbered
 Number                                        Description                                 Page
 ------                                        -----------                                 ------------


        10.7(a)       --       Agreement and Plan of Merger dated January 31,
                               1996 between IRIS and StatSpin, Inc. *

        10.7(b)       --       Registration Rights Agreement dated January 31,
                               1996 between IRIS and StatSpin Stockholders *

        11            --       Statement re: restated Computation of Per Share
                               Earnings

        24.1          --       Consent of Coopers & Lybrand L.L.P.

        24.2          --       Consent of KPMG Peat Marwick LLP


-------------------

*  Previously filed.

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

 (9) Incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.