Form 10-Q/A
period 1996-03-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1997-01-03
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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



               Yes       X                           No
                      --------                             --------

     The number of shares of Common Stock of the registrant outstanding as of May 6, 1996 was 6,287,712.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.




                              INDEX TO FORM 10-Q/A

                   Three months ended March 31, 1996 and 1995




                                                                          PAGE
       PART 1 -    FINANCIAL INFORMATION

                   ITEM 1 -  Consolidated Financial Statements

                   Consolidated Balance Sheets  . . . . . . . . . . . . . .2


                   Consolidated Statements of Operations  . . . . . . . . .3


                   Consolidated Statements of Cash Flows  . . . . . . . . .4


                   Notes to Consolidated Financial Statements.  . . . . . .5


                   ITEM 2 - Management's Discussion and Analysis
                            of Financial Condition and
                            Results of Operations  . . . . . . . . . .    13



       PART 2 -    OTHER INFORMATION

                   ITEM 1 - Legal Proceedings   . . . . . . . . . . . . . .*

                   ITEM 6 - Exhibits And Reports on Form 8-K

                   (a)  Exhibits  . . . . . . . . . . . . . . . . . . .   18

                   (b)  Reports on Form 8-K . . . . . . . . . . . . . .   19

     SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .   19





                 *  Previously filed

PART 1        FINANCIAL INFORMATION

              ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                             INTERNATIONAL REMOTE IMAGING SYSTEMS,INC.
                                        CONSOLIDATED BALANCE SHEETS

                                           December 31           March 31
A S S E T S                                       1995               1996
                                           -----------        -----------
                                                              (unaudited)
Current assets:
  Cash and cash equivalents                  $  1,511,395      $          --
  Short-term investments                        4,736,727          4,616,857
  Accounts receivable-trade, net
    of allowance for  doubtful accounts
    of $87,759 in 1995 and 1996                 2,897,507          3,982,253
  Accounts receivable-service contracts           481,367            582,014
  Accounts receivable-other                       407,245            862,658
  Inventories                                   2,941,021          3,376,332
  Prepaid expenses and other current assets       285,683            307,848
  Deferred tax asset                              919,489            919,489
                                             ------------      -------------
          Total current assets                 14,180,434         14,647,451


  Property and equipment, at cost, net
    of accumulated depreciation                   995,044          1,346,370

  Software development costs, net of
    accumulated amortization of $667,425
    in 1995 and $675,180 in 1996                  298,030            434,151
  Long term investments                           100,000            100,000
  Deferred warrant costs                        1,574,780          1,547,155
  Deferred tax asset                            3,594,100          3,594,100
  Other assets                                  1,460,157          1,864,481
                                             ------------      -------------
        Total assets                         $ 22,202,545      $  23,533,708
                                             ============      =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $    810,819      $   1,179,526
  Notes payable                                   185,633                 --
  Accrued expenses                              1,238,599          1,224,471
  Deferred revenue - other                             --            940,475
  Service contracts-deferred income               710,907            686,364
                                             ------------      -------------
        Total current liabilities               2,945,958          4,030,836
  Notes payable - long term portion               125,000                 --
  Service contracts-deferred income               190,045            234,043
                                             ------------      -------------
        Total liabilities                       3,261,003          4,264,879
                                             ------------      -------------
Shareholders' equity:
  Common stock, $.01 par value
    Authorized:  15,600,000 shares
    Issued and outstanding: 6,292,408 in 1995
                            6,374,970 in 1996      62,924             63,750
  Additional paid-in capital                   34,154,116         34,169,223
  Treasury stock
  (96,473 and 84,462 shares in 1995 and 1996)    (453,386)          (377,980)
  Unearned compensation                           (95,884)           (66,848)
  Accumulated deficit                         (14,726,228)       (14,519,316)
                                             ------------      -------------
        Total shareholders' equity             18,941,542         19,268,829
                                             ------------      -------------
        Total liabilities and
        shareholders' equity                 $ 22,202,545      $  23,533,708
                                             ============      =============


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)






                                                                       For the three months ended March 31
                                                                       -----------------------------------

                                                                                   1995               1996
                                                                                   ----               ----
Sales of IVD imaging systems                                                 $  812,357         $  869,139
Sales of IVD imaging supplies and services                                    1,545,241          2,013,795
Sales of small instruments and supplies                                         809,679          1,021,162
                                                                             ----------         ----------
Net sales                                                                     3,167,277          3,904,096
                                                                             ----------         ----------

Cost of goods from IVD imaging systems                                          446,583            481,940
Cost of goods from IVD imaging supplies and services                            752,682          1,030,901
Cost of goods from sales of small instruments and supplies                      432,204            528,408
                                                                             ----------         ----------
Cost of goods sold                                                            1,631,469          2,041,249
                                                                             ----------         ----------

Gross margin                                                                  1,535,808          1,862,847

Marketing and selling                                                           639,977            790,057
General and administrative                                                      428,160            659,321
Research and development expenses                                               176,314            270,103
                                                                             ----------         ----------
     Total                                                                    1,244,451          1,719,481
                                                                             ----------         ----------

Operating income                                                                291,357            143,366
Other income:
  Interest income                                                               102,218             59,799
  Interest expense                                                              (18,310)            (5,366)
  Other income                                                                   34,229             27,815
                                                                             ----------         ----------

Income before provision for income taxes                                        409,494            225,614
Provision for income taxes                                                       12,000             18,702
                                                                             ----------         ----------

Net income                                                                   $  397,494         $  206,912
                                                                             ==========         ==========

Net income per share                                                         $      .07         $      .03
                                                                                  =====              =====
Weighted average number of common shares and common
  share equivalents outstanding for the period                                5,910,561          6,513,281
                                                                             ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     For the three months ended March 31
                                                                     -----------------------------------

                                                                                  1995               1996
                                                                                  ----               ----
Cash flows from operating activities:
   Net income                                                              $   397,494       $   206,912
   Adjustments to reconcile net income to
      cash provided by operations:
         Depreciation and amortization                                          89,676           106,329
         Common stock compensation                                              11,702            29,036
   Changes in assets and liabilities:
      Accounts receivable - trade                                              469,583        (1,084,746)
      Accounts receivable - other                                             (187,177)         (455,413)
      Service contracts, net                                                   (86,728)          (81,190)
      Inventories                                                               44,761          (435,311)
      Prepaid expenses and other current assets                                (79,880)          (22,165)
      Accounts payable                                                        (305,762)          311,365
      Accrued expenses                                                        (277,942)          (14,128)
      Deferred revenue - other                                                      --           940,475
                                                                           -----------       -----------
Net cash provided by (used) by operating activities                             75,727          (498,836)
                                                                           -----------       -----------

Cash flows from investing activities:
   Acquisition of property and equipment,                                     (165,330)         (446,900)
   Acquisition of product line                                                       --         (213,700)
   Software development costs                                                   (2,615)         (146,876)
   Acquisition of other assets                                                (787,910)         (162,999)
   (Increase) decrease in short term investments                              (429,871)          119,869
                                                                           -----------       -----------
Net cash used in investing activities                                       (1,385,726)         (850,606)
                                                                           -----------       -----------

Cash flow from financing activities:
   Notes payable                                                              (200,000)         (310,633)
   Issuance of common stock for cash                                           174,656            29,893
   Issuance of common stock for cash under Employee Stock
      Purchase Plan                                                                 --            61,445
   Cash overdraft                                                                   --            57,342
                                                                           -----------       -----------
Net cash used by financing activities                                          (25,344)         (161,953)
                                                                           -----------       -----------

Net decrease in cash and cash equivalents                                   (1,335,343)       (1,511,395)
Cash and cash equivalents at beginning of period                             2,688,250         1,511,395
                                                                           -----------       -----------
Cash and cash equivalents at end of period                                 $ 1,352,907       $        --
                                                                           ===========       ===========


Supplemental schedule  of non cash investing activities:

   Issuance of warrants for acquisition of other assets                    $   213,750       $        --
                                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Formation and Business of the Company.

    International Remote Imaging Systems, Inc. (IRIS) was incorporated in California in 1979 and reincorporated during 1987 in Delaware. In February 1996, IRIS acquired StatSpin Inc. ("StatSpin"). IRIS engages in the business of developing, manufacturing and selling in vitro diagnostic imaging systems and other laboratory instruments based on proprietary technologies. This transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin.

2.  Summary of Significant Accounting Policies.

Unaudited Interim Financial Statements:

    In the opinion of IRIS, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the financial position of IRIS as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the latest IRIS annual report on Form 10-K1A, Amendment No. 1. Interim results are not necessarily indicative of results for a full year.

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

Principles of Consolidation:

    The financial statements include the accounts of IRIS and StatSpin Inc., a wholly-owned subsidiary acquired on February 1, 1996. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. IRIS acquisition of StatSpin was recorded using the pooling-of-interests method of accounting.

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

Accounts Receivable:

    IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to customers, primarily domestic hospitals, clinical and research laboratories. IRIS performs ongoing credit evaluations of its customers before granting uncollaterized credit and, to date, has not experienced any material credit related losses.

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

Software Development Costs:

    IRIS capitalizes certain software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 -- "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" for new products currently under development and product enhancements once technological feasibility has been established. IRIS amortizes capitalized software costs using the greater of the straight line method over the estimated product life, or a percentage of total units sold divided by the projected sales. Amortization of software development costs was $7,755 and $5,752 for the three months ended March 31, 1996 and 1995, respectively.

Deferred Warrant Costs:

    Deferred warrant costs are the result of the issuance of warrants in conjunction with various development and technology license agreements. These costs are being amortized over the term of the related agreement, or with respect to perpetual technology license agreements, over the expected life of the related technology of, generally, ten years.

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

Reclassifications:

   Certain reclassifications have been made to the interim financial statements for the period ended March 31, 1995, to conform with the 1995 year end and the 1996 interim financial statement presentation. These reclassifications had no effect on net income or shareholder's equity.

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

    At March 31, 1996, IRIS had the following debt securities included in short-term and long-term investments:

                                                                         Expected Maturity Value and Period
                                                                        -------------------------------------
                                                      Amortized Cost    Within One Year     One to Five Years
                                                      --------------    ---------------     -----------------
                              US Treasury Bills           $3,816,073         $4,033,000
                              US Treasury Note               100,000                              $100,000

4.  Inventories.

    Inventories, with the exception of rental units, are carried at the lower cost or market on a first in, first out basis and are composed of the following:

                                                                     December 31, 1995     March 31, 1996
                                                                     -----------------     --------------
                             Finished goods                                 $  422,115         $  476,726

                             Work-in-process                                   276,115            261,402

                             Consumables, raw materials,
                             parts, sub-assemblies                           2,242,791          2,638,204
                                                                            ----------         ----------

                                                                            $2,941,021         $3,376,332
                                                                            ==========         ==========


5.  Property and Equipment.

       Property and equipment is composed of the following:

                                                                         December 31,1995       March 31, 1996
                                                                         ----------------       --------------
                              Leasehold improvements                           $  327,178          $   341,897

                              Furniture and fixtures                              115,544              188,474

                              Machinery and equipment                           2,422,835            2,507,416

                              Tools, dies, and molds                              532,070              804,566

                              Rental units                                        166,268              180,407
                                                                               ----------          -----------
                                                                                3,563,895            4,022,760

                              Less accumulated depreciation                    (2,568,851)          (2,676,390)
                                                                               ----------          -----------

                                                                               $  995,044          $ 1,346,370
                                                                               ==========          ===========

      Property and equipment includes $1,304,448 and $1,284,448 for March 31, 1996 and December 31, 1995, respectively, of fully depreciated assets which remain in service. Depreciation expense was $96,000 and $83,000 for the three month periods ended March 31, 1996 and 1995, respectively. Maintenance and repairs expense for the three month periods ended March 31, 1996 and 1995 was $13,000 and $12,000, respectively.

     Rental units are carried at cost less accumulated depreciation ($175,123 at March 31, 1996 and $163,952 at December 31, 1995). Future minimum rental revenue on noncancellable leases as of March 31, 1996 is approximately $204,000 due during 1996.

6.  Accrued Expenses.

           Accrued expenses are composed of the following:

                                                                           December 31, 1995        March 31, 1996
                                                                           -----------------        --------------
                                    Accrued bonuses                               $  366,372            $   56,149

                                    Accrued commission                                76,079                90,000

                                    Accrued payroll                                   88,228                33,122

                                    Accrued vacation                                 135,832               149,515

                                    Accrued professional fees                        155,552                93,202

                                    Accrued taxes - other                             70,642                12,150

                                    Accrued expenses - other                          76,071               529,260

                                    Accrued warranty expense                         269,823               261,073
                                                                                  ----------            ----------

                                                                                  $1,238,599            $1,224,471
                                                                                  ==========            ==========


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

8.  LDA and Warrants.

    In October, 1992, LDA Systems, Inc. (LDA) completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA common stock and ten IRIS warrants, each five warrants entitling the holder to purchase one share of IRIS common stock for $3.75, exercisable at any time from November 16, 1992 through July 31, 1995. LDA received net proceeds of $774,000 from the unit offering. LDA used these funds to engage IRIS during the period October 1992 through June 1995 to conduct research, development, clinical evaluations and pre- market testing of The White IRIS(R), a proposed new product, in accordance with a research and development contract. In addition, IRIS funded an additional $500,000 of the development costs at a rate of $15,000 per month during this period.

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

    IRIS had the option to purchase for cash or shares of IRIS common stock all of the outstanding shares of LDA common stock at $20 per share until November 29, 1995. In June 1995, IRIS completed the acquisition of LDA for approximately 498,000 shares of IRIS Common Stock. IRIS acquired LDA pursuant to the exercise of its call option under the LDA Restated Certificate of Incorporation to purchase all the outstanding shares of LDA Common Stock tendering 2.5765 shares of IRIS Common Stock for each share of LDA Common Stock. As a result of the acquisition, IRIS incurred a non-recurring charge in the second quarter of 1995 of approximately $3.2 million against earnings for the acquisition of in- process research and development (i.e., work-in-process not yet cleared for interstate commerce by the Food and Drug Administration).

    The following unaudited pro forma combined financial information gives effect to the acquisition of LDA by IRIS under the purchase method of accounting as though the acquisition had occurred on January 1, 1994. Substantially all of the purchase price for the acquisition of LDA paid by IRIS, including amounts of liabilities of LDA to be assumed by IRIS, has been allocated to in-process research and development. Under the purchase method of accounting, the purchased research and development has been written off as of the purchase date. The one time write-off of in-process research and development of approximately $2.9 million is excluded from the pro forma information as it represents a non- recurring item.

                                                     December 31, 1994        December 31, 1995
                                                     -----------------        -----------------
                           Net revenues                    $12,469,277              $14,392,158
                             Net income                    $   480,445              $ 4,846,984
              Primary and fully diluted
                     earnings per share                    $      0.08              $      0.73

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

    In March 1996, IRIS acquired the urinalysis business of UroHealth Systems, Inc. for $850,000; $788,000 in cash and $62,000 in the assumption of liabilities. UroHealth Systems generated 1995 revenues of approximately $550,000 from this business which consists primarily of manufacturing and marketing two proprietary product lines: the Cen-Slide(R) 1500 System for centrifugal urine sedimentation and manual microscopic examination and the FloStar(R) urine specimen collection and dispensing container. These products are used primarily by hospital and physician office laboratories in manually performing routine urinalysis. Among other things, IRIS acquired seven U.S. patents and eight corresponding foreign patents as well as the design for the unique centrifuge used in the Cen-Slide(R) system.

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

    In addition, during the quarter ended March 31, 1996, IRIS issued 8,000 shares of stock on exercise of stock options granted to employees, former employees and consultants.

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

    At March 31, 1996, the minimum lease payments due over the remaining life of these leases and other operating leases were:

                                  Year ended
                                  December 31                       Amount
                                  -------------------------       --------
                                  1996 (nine months)              $198,435
                                  1997                             186,069
                                  1998                              85,932
                                  1999                              85,932
                                  2000                              21,483
                                                                  --------
                                                                  $577,851
                                                                  ========

    Rent expense under all operating leases during the three months ended March 31, 1996 and 1995 was $47,310 and $44,973, respectively.

Other:

    Effective September 1, 1988, IRIS entered into a consulting and licensing agreement with Cytocolor, Inc. relating to the use of a patented leukocyte stain in The White IRIS(TM), a product currently under development by IRIS. Under the terms of the agreement, IRIS is subject to the following future royalty payments:

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

14. Earnings Per Share.

    The computation of per share amounts for the three months ended March 31, 1996 and 1995 is based on the weighted average number of common shares and common share equivalents outstanding for the period. Fully diluted and primary earnings per share were $.03 and $.07 for the three months ended March 31, 1996 and 1995, respectively.

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

17.  Significant  Events.

StatSpin Merger:

    On February 1, 1996, a newly formed subsidiary of IRIS completed its merger with StatSpin, Inc., (StatSpin), which became a wholly owned subsidiary of IRIS. StatSpin manufactures special purpose centrifuges and other small instruments widely used in clinical, veterinary, physicians offices and research laboratories and sells its products primarily through leading distributors to the physician office and veterinary laboratory markets. IRIS issued approximately 340,000 shares of common stock for all of the outstanding common stock and appreciation rights of StatSpin and assumed options and warrants to purchase an additional 126,000 shares of IRIS common stock. This represents an exchange ratio of 4.095 shares of IRIS for each common share and stock appreciation right of StatSpin. This transaction was accounted for as a pooling-of-interests.

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

    Reimbursements and costs connected with the PSI Products and the Reference Lab projects are as follows:

                                                                        Three months ended March 31,
                                                                   ---------------------------------

                                                                        1995                    1996
                                                                  ---------                 --------
                                     Reimbursements               $ 274,360                $ 812,687

                                     Costs                         (319,360)                (822,318)
                                                                  ---------                ---------

                                       Net Costs                   $(45,000)               $  (9,631)
                                                                  =========                =========

19. Restatement of Prior Period Results of Operations

    The Company completed a review during the fourth quarter of 1996 of its revenue recognition policy and procedures. As a result of the review, the Company has restated its 1995 and quarter ended March 31, 1996 results of operations and related balance sheet accounts as described below to appropriately reflect the Company's revenue in accordance with its revenue recognition policy. Such restatements pertain to the amount and timing of revenues recognized under an introductory sales program and the timing of revenues recognized for shipments made "FOB destination" or under contingent sales terms. The Company has established procedures to assure appropriate revenue recognition in the future.

    The table below sets forth selected operating data and accumulated deficit as of December 31, 1995 and March 31, 1996 and for the year and quarter then ended, respectively, on both a restated basis and as previously reported. The previously reported data in the table below has been restated to retroactively reflect the pooling-of-interests transaction described in Note 1 under "Formation and Business of the Company".

                                                                                   Year Ended                Three Months Ended
                                                                            December 31, 1995                    March 31, 1996
                                                                            -----------------                    --------------

                                                                As Reported       As Restated       As Reported     As Restated
                                                                -----------       -----------       -----------     -----------
                   Net sales                                    $15,021,658       $14,392,158       $ 4,344,571     $ 3,904,096
                   Cost of sales                                  7,360,524         7,126,816         2,160,767       2,041,249
                                                                -----------       -----------       -----------     -----------

                            Gross margin                          7,661,134         7,265,342         2,183,804       1,862,847
                   Operating expenses                             9,210,323         9,163,323         1,783,834       1,719,481
                                                                -----------       -----------       -----------     -----------

                            Operating income (loss)              (1,549,189)       (1,897,981)          399,970         143,366
                   Other income                                     377,760           377,760            82,248          82,248
                                                                -----------       -----------       -----------     -----------

                            Income (loss) before taxes           (1,171,429)       (1,520,221)          482,218         225,614
                   Tax provision (benefit)                       (3,528,044)       (3,646,633)           40,000          18,702
                                                                -----------       -----------       -----------     -----------

                            Net income                          $ 2,356,615       $ 2,126,412       $   442,218     $   206,912
                                                                ===========       ===========

                   Net income per share                         $       .37       $       .33       $      0.07     $      0.03

                   Accumulated deficit                          $14,496,025       $14,726,228       $14,053,807     $14,519,316

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

         The Company generates most of its revenues from sales of two models of The Yellow IRIS(R) urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price. The Company plans to introduce a third model of The Yellow IRIS(R) later this year. The Model 900UDx(TM) urine pathology system, the next model in The Yellow IRIS(R) family, will be a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. The Company received FDA clearance to market the Model 900UDx(TM) in March 1996.

         The Company has in the past partially funded its research and development programs through (i) grants from the National Institutes of Health obtained through the federal government's Small Business Innovative Research program, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

         In recent years, the Company has, in addition to its internally-funded projects, entered into four significant externally-funded projects, two joint development projects with strategic partners and two projects with Company-sponsored research and development entities. From 1994 to 1996, the Company collaborated with Boehringer Mannheim Corporation ("BMC"), an Indianapolis-based manufacturer of diagnostic products, and Boehringer Mannheim GmbH ("BMG"), BMC's German affiliate and a world leader in clinical chemistry, in the development of (i) the CHEMSTRIP(R)/IRIStrip(TM) urine test strips and a related urine test strip reader for The Yellow IRIS(R) and (ii) the Model 900UDx(R), the latest model in The Yellow IRIS(R) family. The Company entered into a project in October 1992 with LDA, a Company-sponsored research and development entity, for development of The White IRIS(R) leukocyte differential analyzer. Corange International Limited ("Corange"), an affiliate of BMC and BMG, provided substantial funding to LDA. In June 1995, the Company acquired LDA for approximately 498,000 shares of Common Stock. As a result of the LDA acquisition, the Company incurred a non-recurring, non-cash charge of $3.2 million against earnings for the quarter ended June 30, 1995 for the acquisition of in-process research and development since The White IRIS(R) had not yet received FDA clearance. The Company entered into a similar project in September 1995 with Poly U/A Systems, Inc. ("Poly"), another Company-sponsored research and development entity, for development of several new products to enhance automated urinalysis ("the Poly Products"). The program with Poly is currently ongoing. See "-- Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS

         First Quarter 1996 Compared to First Quarter 1995

         IRIS had net income of $207,000 for the first quarter of 1996, an decrease of $191,000 (48%) from net income of $397,000 for the first quarter of 1995. The decrease of $148,000 in operating income was partially attributable to $210,000 of expenses related to the acquisition of StatSpin. On a more comparable basis, net income excluding the acquisition expenses would have been approximately $398,000. The improvement in operating income on this basis is primarily attributable to increased sales of workstations and related supplies (including CHEMSTRIP/IRIStrips(TM)), other laboratory instruments and related supplies, and service contracts and repairs.

         Interest income declined by $42,000 due largely to decreased amounts of invested cash. Other income consisted primarily of royalties from TOA of $22,000 and $32,000, respectively, for the quarters ended March 31, 1996 and 1995, respectively. These royalty amounts include the effect of an agreement with TOA to temporarily increase the amount of the royalty from 3% to 5% and the scope of the royalty to apply to revenues on consumables and service contracts, as well as instruments. These changes were made retroactive to October 1994 and expire in September of 1996, at which time the scope and amount of the royalty will revert to their original term unless TOA exercises its right under the temporary agreement to negotiate a permanent change in the license.

         Net sales increased 23% to $3.9 million for the first quarter of 1996 from $3.2 million during the first quarter of 1995. The $737,000 increase is primarily attributable to increased sales of workstations, other instruments, service contracts and repairs, and related supplies, including increased sales of CHEMSTRIPS/IRIStrips(TM). Cost of goods increased to approximately $2.0 million for the first quarter of 1996 from $1.6 million in the first quarter of 1995 and remained constant as a percentage of sales at 52%.

         Total research and development expenses, including the costs of development contracts, increased to $1.1 million in the first quarter of 1996 from $450,000 in the first quarter of 1995 as IRIS continued to invest in the development of new applications and further improvements in its technology. Research and development expenses related to The White IRIS(TM) decreased to $71,000 during the first quarter of 1996 from $165,000 during the same quarter in 1995. Research and development on this project decreased significantly following submission to the FDA of an application for clearance to market The White IRIS(R). Research and development expenses related to the 900UDX(TM) reference laboratory system were $124,000 for the first quarter of 1996 and were offset by reimbursements of $150,000 from BMG. Research and development expenses related to PSI Products were $698,000 for the first quarter of 1996 and were offset by reimbursements of $663,000 from PSI. Research and development expenses unrelated to these three projects increased to $189,000 for the first quarter of 1996 from $131,000 for the first quarter of 1995, as research and development activity, in general, was intensified. See "--Overview", "Business--Future Developments--The White IRIS(R) and Hematology", "Business--Strategic Alliance with Boehringer Mannheim--Joint Development of the Reference Laboratory System" in the IRIS Annual Report.

         Marketing and selling expenses in the first quarter of 1996 increased by approximately $150,000 to $790,000 as compared to the first quarter of 1995. The increase is due largely to a greater emphasis on direct marketing. General and administrative expenses of $659,000 in the first quarter of 1996 increased by $231,000 from the first quarter of 1995 due in large part to expenses related to the acquisition of StatSpin in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES.

         Working capital decreased by $618,000 since December 31, 1995, to a total of $10.6 million at March 31, 1996. IRIS experienced negative cash flow of $1.5 million during the first quarter of 1996 as compared to a negative cash flow of $1.3 million during the first quarter of 1995. Negative cash flow is due primarily to continued growth in sales (as reflected in increased amounts of inventory and accounts receivable). IRIS believes that its current cash on hand plus short term investments will be sufficient to meet is liquidity needs for the next year. However, IRIS is pursuing a revolving line of credit with its principal bank to provide an alternative source of liquidity.

         During the first quarter 1996, IRIS spent $447,000 for capital expenditures, primarily for machinery and equipment, compared with $165,000 for capital expenditures during the first quarter of 1995. IRIS currently has no material commitments for capital expenditures. Future commitments for capital expenditures may prove necessary to continue IRIS efforts in research and development and to manufacture and market its existing products.

         In September 1995, the Company and PSI entered into a research and development agreement to develop the PSI Products using the Company's technology. These products are intended to have dual potential as both stand-alone products and enhancements to The Yellow IRIS(R) family of urinalysis workstations. Under the terms of this agreement, PSI will have the right to use Company technology and any newly-developed technology for developing, manufacturing and marketing the PSI Products as stand-alone devices, and the Company will have the right to use the newly-developed technology for any other purpose and to incorporate the PSI Products into The Yellow IRIS(R) family of products. PSI has retained the Company to conduct research, development, clinical evaluation and premarket testing of the PSI Products. The Company is funding the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and PSI is reimbursing the Company for the excess. PSI was organized by the Company in June 1995 and subsequently raised net proceeds of approximately $2.0 million in a private offering. The Company has an option until 121 days after termination of the agreement with PSI to acquire all of the common stock of PSI for an aggregate price increasing on August 1, 1997 from $4.4 million to $5.1 million payable in cash or shares of Common Stock of the Company. If the Company elects to exercise its option, the portion of the net cost of the acquisition allocated to completed products would be capitalized and its subsequent amortization would impact future earnings. For the portion of the net cost of the acquisition allocated to in-process research and development, the Company would record a nonrecurring, noncash (if purchased with Common Stock), charge against then current earnings.

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

              ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

        3.1     Articles of Incorporation.1
        3.2     Bylaws.2/
        10.1    Agreement and Plan of Merger dated January 31, 1996 between
                IRIS and StatSpin.3/
        10.2    Registration Rights Agreement dated January 31, 1996 between
                IRIS and StatSpin Stockholders.3/
        10.3    Employment Agreement dated January 30, 1996 with Thomas F.
                Kelley.3/
        10.4    Lease for the facilities of Registrant's subsidiary,
                StatSpin.3/
        11      Statement re: Restated Computation of per Share Earnings.
        27      Restated Financial Data Schedule

_________________________________
1/ Incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
2/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and its Annual Report on Form 10-K for the year ended December 31, 1995.

3/ Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.





Dated:  December 31, 1996              By: /s/ MARTIN S. McDERMUT
                                          --------------------------------------
                                          Martin S. McDermut
                                          Vice President of Finance
                                          & Administration
                                          Chief Financial Officer