Form 10-Q/A
period 1996-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1997-01-03
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarter ended                            Commission File
      June 30, 1996                                    No. 1-9767

                             ----------------------


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


      Delaware                                         94-2579751
      (State or other                                  (IRS Employer
      jurisdiction of                                  Identification
      incorporation or                                 No.)
      organization)




          9162 Eton Ave., Chatsworth, California       91311
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




                                                                        PAGE

 PART 1 -FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

         Consolidated Balance Sheets................................     2


         Consolidated Statements of Operations......................     3 & 4


         Consolidated Statements of Cash Flows......................     5


         Notes to Consolidated Financial Statements.................     6


         ITEM 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations....     14



 PART 2 -OTHER INFORMATION

         ITEM 5 - Submission of Matters to a Vote of Security
                   Holders..........................................     *

         ITEM 6 - Exhibits And Reports on Form 8-K

         (a)  Exhibits..............................................     21

         (b)  Reports on Form 8-K...................................     23

 SIGNATURES.........................................................
                                                                         24

        *  Previously filed

PART 1         FINANCIAL INFORMATION

               ITEM 1 - FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31           June 30
A S S E T S                                                             1995              1996
                                                                ------------      ------------
                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                     $  1,511,395      $  1,228,504
  Short-term investments                                           4,736,727         2,635,900
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $87,759 in 1995 and 1996                           2,897,507         4,142,726
  Accounts receivable-service contracts                              481,367           621,860
  Accounts receivable-other                                          407,245           244,321
  Inventories                                                      2,941,021         4,097,910
  Prepaid expenses and other current assets                          285,683           368,605
  Deferred tax asset                                                 919,489           919,489
                                                                ------------      ------------
    Total current assets                                          14,180,434        14,259,315

  Property and equipment, at cost, net of accumulated
    depreciation                                                     995,044         1,387,921
  Software development costs, net of accumulated
    amortization of $667,425 in 1995 and $694,628 in 1996            298,030           558,440
  Long term investments                                              100,000              --
  Deferred warrants costs                                          1,574,780         1,493,740
  Deferred tax asset                                               3,594,100         3,594,100
  Other assets                                                     1,460,157         2,117,819
                                                                ------------      ------------
    Total assets                                                $ 22,202,545      $ 23,411,335
                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $    810,819      $  1,403,542
  Notes payable                                                      185,633              --
  Accrued expenses                                                 1,238,599           789,857
  Service contracts-deferred income                                  710,907           722,490
  Deferred revenue - other                                              --             452,465
                                                                ------------      ------------
   Total current liabilities                                       2,945,958         3,368,354

  Notes payable - long term portion                                  125,000              --
  Service contracts-deferred income                                  190,045           216,601
                                                                ------------      ------------
    Total liabilities                                              3,261,003         3,584,955
                                                                ------------      ------------
Shareholders' equity:
  Common stock, $.01 par value
    Authorized: 15,600,000 shares
    Issued and outstanding: 6,292,408 in 1995
                            6,377,805 in 1996                         62,924            63,778
  Additional paid-in capital                                      34,154,116        34,469,313
  Treasury stock (96,473 in 1995 and 84,462 shares in 1996)         (453,386)         (377,980)
  Unearned compensation                                              (95,884)         (160,531)
  Accumulated deficit                                            (14,726,228)      (14,168,200)
                                                                ------------      ------------
  Total shareholders' equity                                      18,941,542        19,826,380
                                                                ------------      ------------
  Total liabilities and shareholders' equity                    $ 22,202,545      $ 23,411,335
                                                                ============      ============



   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                   For the three months ended
                                                                   --------------------------
                                                               June 30, 1995    June 30, 1996
                                                               -------------    -------------
Sales of IVD imaging systems                                     $ 1,337,966      $ 1,322,486
Sales of IVD imaging systems supplies and services                 1,622,000        2,152,499
Sales of small instruments and supplies                              755,917        1,348,470
                                                                 -----------      -----------
Net sales                                                          3,715,883        4,823,455
                                                                 -----------      -----------

Cost of goods from IVD imaging systems                               510,803          687,752
Cost of goods from IVD imaging systems supplies and services         814,406        1,065,048
Cost of goods from small instruments and supplies                    481,810          670,027
                                                                 -----------      -----------
Cost of goods sold                                                 1,807,019        2,422,827
                                                                 -----------      -----------
Gross margin                                                       1,908,864        2,400,628

Marketing and selling expenses                                       714,092          904,568
General and administrative expenses                                  518,848          792,987
Research and development expenses, net                               487,676          321,121
Acquisition of in-process research and development                 3,175,645             --
                                                                 -----------      -----------
Total operating expenses                                           4,896,261        2,018,676
                                                                 -----------      -----------

Operating income (loss)                                           (2,987,397)         381,952

Other income (expense):
  Interest income                                                     72,796           76,841
  Interest expense                                                   (18,309)            --
  Other income                                                        32,720            3,912
                                                                 -----------      -----------

Income (loss) before provision for income taxes                   (2,900,190)         462,705
Provision for income taxes                                            16,300          111,589
                                                                 -----------      -----------

Net income (loss)                                                $(2,916,490)     $   351,116
                                                                 ===========      ===========

Net income (loss) per share                                            ($.53)     $       .05
                                                                 ===========      ===========

Weighted average number of common shares and common
  share equivalents outstanding for the period                     5,529,772        6,920,567
                                                                 ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                     For the six months ended
                                                                     ------------------------
                                                               June 30, 1995    June 30, 1996
                                                               -------------    -------------
Sales of IVD imaging systems                                     $ 2,150,323      $ 2,191,625
Sales of IVD imaging systems supplies and services                 3,167,241        4,166,294
Sales of small instruments and supplies                            1,565,596        2,369,632
                                                                 -----------      -----------
Net sales                                                          6,883,160        8,727,551
                                                                 -----------      -----------

Cost of goods from IVD imaging systems                               957,386        1,169,692
Cost of goods from IVD imaging systems supplies and services       1,567,088        2,095,949
Cost of goods from small instruments and supplies                    914,014        1,198,435
                                                                 -----------      -----------
Cost of goods sold                                                 3,438,488        4,464,076
                                                                 -----------      -----------
Gross margin                                                       3,444,672        4,263,475

Marketing and selling expenses                                     1,354,069        1,694,625
General and administrative expenses                                  947,008        1,452,308
Research and development expenses, net                               663,990          591,224
Acquisition of in-process research and development                 3,175,645             --
                                                                 -----------      -----------
Total operating expenses                                           6,140,712        3,738,157
                                                                 -----------      -----------

Operating income (loss)                                           (2,696,040)         525,318

Other income (expense):
  Interest income                                                    175,014          136,640
  Interest expense                                                   (36,619)          (5,366)
  Other income                                                        66,949           31,727
                                                                 -----------      -----------

Income (loss) before provision for income taxes                   (2,490,696)         688,319
Provision for income taxes                                            28,300          130,291
                                                                 -----------      -----------

Net income (loss)                                                $(2,518,996)     $   558,028
                                                                 ===========      ===========

Net income (loss) per share                                            ($.46)     $       .08
                                                                 ===========      ===========

Weighted average number of common shares and common
  share equivalents outstanding for the period                     5,485,933        6,915,143
                                                                 ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the six months ended
                                                                        ------------------------
                                                                  June 30, 1995    June 30, 1996
                                                                  -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                 $(2,518,996)     $   558,028
  Adjustments to reconcile net income (loss) to
    cash used by operating activities:
      Depreciation and amortization                                     235,480          389,321
      Common stock compensation                                          19,781           48,880
      Write off of acquired in-process research and development       3,175,645             --
  Changes in assets and liabilities:
    Accounts receivable - trade                                        (273,341)      (1,245,219)
    Accounts receivable - other                                            --            162,924
    Service contracts, net                                              (17,070)        (102,354)
    Inventories                                                        (284,967)        (969,889)
    Prepaid expenses and other current assets                          (141,407)         (82,922)
    Other assets                                                       (278,692)        (244,662)
    Accounts payable                                                   (219,781)         592,723
    Accrued expenses                                                    (47,677)        (510,742)
    Deferred revenue - other                                                -            452,465
                                                                    -----------      -----------
Net cash used by operating activities                                  (351,025)        (951,447)
                                                                    -----------      -----------

Cash flows from investing activities:
  Acquisition of property and equipment,                               (275,959)        (423,955)
  Acquisition of product line                                          (850,000)        (788,000)
  Software development costs                                            (77,719)        (287,613)
  Maturities of certificates of deposit                                 900,000          800,000
  Purchases of certificates of deposit                                 (900,000)        (800,000)
  Maturities of held-to-maturity debt securities                        800,000        3,068,000
  Purchases of held-to-maturity debt securities                      (1,262,937)        (867,173)
                                                                    -----------      -----------
Net cash provided (used) by investing activities                     (1,666,615)         701,259
                                                                    -----------      -----------

Cash flows from financing activities:
  Issuance of common stock for cash                                     384,766          277,930
  Proceeds from notes payable                                           166,660             --
  Principal payments on notes payable                                  (382,646)        (310,633)
                                                                    -----------      -----------
Net cash provided by financing activities                               168,780          (32,703)
                                                                    -----------      -----------

Net decrease in cash and cash equivalents                            (1,848,860)        (282,891)
Cash and cash equivalents at beginning of period                      2,573,384        1,511,395
Adjustment to cash to reflect change in StatSpin Technologies
fiscal year                                                             114,866              -
                                                                    -----------      -----------
Cash and cash equivalents at end of period                          $   839,390      $ 1,228,504
                                                                    -----------      -----------

Supplemental schedule of non-cash financing activities:

Issuance of common stock for services                               $    22,473      $   113,428
Issuance of warrants for asset purchase                                 153,000             --
Issuance of stock for exercise of call option to purchase LDA         2,977,344             --
Issuance of warrants in connection with development agreement           315,000             --


   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.  Formation and Business of the Company.

    International Remote Imaging Systems, Inc. (IRIS) was incorporated in California in 1979 and reincorporated during 1987 in Delaware. IRIS engages in the business of developing, manufacturing and selling microscopical image analyzing systems and other laboratory instruments based on proprietary technology.

    On February 1, 1996, a newly formed subsidiary of IRIS completed its merger with StatSpin, Inc. ("StatSpin"), which became a wholly owned subsidiary of IRIS. StatSpin manufactures special purpose centrifuges and other small instruments widely used in clinical, veterinary, physicians offices and research laboratories and sells its products primarily through leading distributors to the physician office and veterinary laboratory markets. IRIS issued approximately 340,000 shares of common stock for all of the outstanding common stock and appreciation rights of StatSpin and assumed options and warrants to purchase an additional 126,000 shares of IRIS common stock. This represents an exchange ratio of 4.095 shares of common stock of IRIS for each common share and stock appreciation right of StatSpin. This transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin.

Combined and separate results of IRIS and StatSpin are as follows:

                                       IRIS           StatSpin        Combined
                                       ----           --------        --------
Six months ended June 30, 1996
    Net sales                      $ 6,741,029      $ 1,986,522     $ 8,727,551
    Net income                         368,989          189,039         558,028

Six months ended June 30, 1995
    Net sales                        5,447,178        1,435,982       6,883,160
    Net income (loss)               (2,660,024)         141,028      (2,518,996)

2.  Summary of Significant Accounting Policies.

Unaudited Interim Financial Statements:

    In the opinion of IRIS, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of IRIS as of June 30, 1996 and the results of its operations and cash flows for the three and six months ended June 30, 1996 and 1995. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the latest IRIS annual report on Form 10-K/A Amendment No. 1. Interim results are not necessarily indicative of results for a full year.

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

Accounts Receivable:

    IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily domestic hospitals and clinical and research laboratories. IRIS performs ongoing credit evaluations of its customers before granting uncollaterized credit and, to date, has not experienced any material credit related losses.

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

Deferred Warrant Costs:

    Deferred warrant costs result from the issuance of warrants in conjunction with various development and technology license agreements. These costs are being amortized over the term of the related agreement, or with respect to perpetual technology license agreements over the expected life of the related technology of, generally, ten years.

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

Reclassifications:

    Certain reclassifications have been made to the interim financial statements for the period ended June 30, 1995 to conform with the 1995 year end and the 1996 interim financial statement presentation. These reclassifications had no effect on net income or shareholders' equity.

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

    At June 30, 1996, IRIS had the following debt securities included in short-term and long-term investments:


                                        Expected Maturity Value and Period
                          Amortized     ----------------------------------
 Security                      Cost     Within One Year  One to Five Years
 --------                      ----     ---------------  -----------------

 US Treasury Bills        1,435,116         $ 1,470,000                --
 US Treasury Notes          400,000             400,000                --


4.  Inventories.

    Inventories are carried at the lower of first-in, first-out cost or market and are composed of the following:


                                        December 31, 1995  June 30, 1996
                                        -----------------  -------------
         Finished goods                        $  422,115     $  367,284
         Work-in-process                          276,115        431,332
         Consumables, raw materials, parts
         and sub-assemblies                     2,242,791      3,299,294
                                               ----------     ----------
                                               $2,941,021     $4,097,910
                                               ==========     ==========

5.   Property and Equipment.
        Property and equipment is composed of the following:


                                     December 31, 1995    June 30, 1996
                                     -----------------    -------------
         Leasehold improvements            $   327,178      $   352,254
         Furniture and fixtures                115,544          109,006
         Machinery and equipment             2,422,835        3,094,835
         Tools, dies, and molds                532,070          490,177
         Rental units                          166,268          168,469
                                           -----------      -----------
                                             3,563,895        4,214,741
         Less accumulated depreciation      (2,568,851)      (2,826,820)
                                           -----------      -----------
                                           $   995,044      $ 1,387,921
                                           ===========      ===========



    Property and equipment includes $1,348,448 and $1,284,448 for June 30, 1996 and December 31, 1995, respectively, of fully depreciated assets which remain in service. Depreciation expense was $257,969 and $164,169 for the six month periods ended June 30, 1996 and 1995, respectively. Repairs and maintenance expense for the six month periods ended June 30, 1996 and 1995 was $26,406 and $36,019, respectively.

    Rental units are carried at cost less accumulated depreciation ($23,108 at June 30, 1996 and $163,952 at December 31, 1995). Future minimum rental revenue on noncancellable leases as of June 30, 1996 is approximately $136,000 due during 1996.

6.   Accrued Expenses.

    Accrued expenses are composed of the following:


                                    December 31, 1995      June 30, 1996
                                    -----------------      -------------
         Accrued bonuses                   $  366,372         $   71,519
         Accrued commission                    76,079               --
         Accrued payroll                       88,228            145,122
         Accrued vacation                     135,832            137,104
         Accrued professional fees            155,552             12,389
         Accrued taxes - other                 70,642             95,622
         Accrued expenses - other              76,071             78,903
         Accrued warranty expense             269,823            249,198
                                           ----------         ----------
                                           $1,238,599         $  789,857
                                           ==========         ==========

7.   Notes Payable.

    StatSpin had notes payable to shareholders with an outstanding balance of $185,638 at December 31, 1995. The notes bore interest at 11% - 12% and were due in 1996 through 1997.

    In addition StatSpin had a note payable to the Massachusetts Technology Development Corporation with an outstanding balance of $124,995 at December 31, 1995. The note bore interest at 9% per year and was due in 1998.

   Upon consummation of the merger, all note obligations were paid off by IRIS.

8.  LDA and Warrants.

    In October 1992, LDA Systems, Inc. (LDA) completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA common stock and ten IRIS warrants, each five warrants entitling the holder to purchase one share of IRIS common stock for $3.75, exercisable at any time from November 16, 1992 through July 31, 1995. LDA received net proceeds of $774,000 from the unit offering. LDA used these funds to engage IRIS during the period
October 1993 through June 1995 to conduct research, development, clinical evaluations and pre-market testing of The White IRIS(R), a proposed new product, in accordance with a research and development contract. In addition, IRIS funded an additional $500,000 of the development cost at a rate of $15,000 per month during this period.

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


    On May 13, 1996, IRIS obtained clearance from the FDA to commence marketing The White IRIS(R) leukocyte differential analyzer, its newly developed workstation for white blood cell classification. The FDA cleared The White IRIS(R) as a class III device for commercial use in the classification of normal as well as immature and other abnormal types of white blood cells.

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

    Poly, a privately-held company based in Los Angeles, California, was organized in June 1995 to undertake the commercial development of several potential products based on technology developed or licensed by IRIS. In order to fund its share of the project, Poly, in 1995 raised net proceeds of $2.0 million through the sale of 128 units at the price of $20,000 per unit. Each unit consists of 2,000 shares of Poly's Callable Common Stock and a warrant to purchase 4,000 shares of IRIS Common Stock. In the aggregate, investors purchased 256,000 shares of Poly's Callable Common Stock and warrant to purchase 512,000 shares of IRIS Common Stock. The IRIS warrants are exercisable at $6.50 per share during the last two years of their three-year duration. In connection with Poly's sale of units, IRIS also issued warrants to the placement agent and the finder to purchase an aggregate of 150,000 shares of IRIS Common Stock. These warrants are exercisable at $7.80 per share for a five year period and include certain registration rights.

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

    Development contract reimbursements and costs connected with the development agreements entered into with LDA, Poly and BMG as described above were as follows:

                     Three Months Ended June 30,             Six Months Ended June 30,
                     ---------------------------             -------------------------
                        1995               1996               1995               1996
                        ----               ----               ----               ----
Reimbursements    $  363,790            131,562         $  638,150         $  944,249
Costs                746,695            141,819          1,066,055            964,137
                  ----------         ----------         ----------         ----------

Net Costs         $  382,905         $   10,257         $  427,905         $   19,888
                  ==========         ==========         ==========         ==========

12. Capital Stock.

Stock Issuances:

    During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan (the "Plan") designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of 2 years. Payments for the 50% portion may be made at the option of the employee either by payroll deduction or by lump sum payment, but in no event may exceed more than 15% of the employee's total compensation during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to the Plan may not be transferred, except following the death of the employee or a change in control, for a period of 2 years following the date of purchase. During the period of the limitation on transfer, IRIS has the option to repurchase the shares at the employee's purchase price, if the employee terminates employment with IRIS either voluntarily or as result of termination for cause. During the periods ended June 30, 1996 and 1995, IRIS issued 29,974 and 17,937 shares of common stock, respectively, in exchange for $227,054 and $71,222 in cash and services, respectively, under the Plan.

    In addition, during the six month period ended June 30, 1996, IRIS issued 35,633 shares of stock on exercise of stock options granted to employees, former employees and consultants and 19,791 shares of common stock on exercise of options in connection with the acquisition of StatSpin, Inc.

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

    For the six months ended June 30, 1996, 229,000 shares of common stock were granted under the 1994 Stock Option Plan. Options for 35,633 shares were exercised and options for 12,567 were canceled. At June 30, 1995, options to purchase 765,798 shares of common stock were issued and outstanding under IRIS stock option plans. The outstanding options expire by the end of 2006. The exercise price for these options ranges from $1.10 to $8.29 per share and in aggregate $3,533,352. At June 30, 1996 there were an additional 138,400 shares available for the granting of future options.

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

    At June 30, 1996, the minimum lease payments due over the remaining life of these leases and other operating leases were:

         Year ending
         December 31,         Amount
         ------------         ------
         1996 (six months)  $134,088
         1997                186,069
         1998                 85,932
         1999                 85,932
         2000                 21,483
                            --------
                            $513,504
                            ========


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

Other:

    Effective September 1, 1988, IRIS entered into a consulting and licensing agreement with Cytocolor, Inc. relating to the use of a patented leukocyte stain in The White IRIS(TM), a product currently under development by IRIS. Under the terms of the agreement, IRIS is subject to the following future minimum royalty payments:

                     Year                Royalty
                     ----                -------
                     1996               $ 20,000
                     1997                 20,000
                     1998                 20.000
                     1999                 20,000
                     Years thereafter    280,000
                                        --------
                                        $360,000
                                        ========

    In connection with the development agreement with Poly, IRIS has agreed to fund $15,000 per month (up to a maximum of $500,000) of the cost of the development project (see Note 9)

14. Earnings Per Share.

    The computations of per share amounts for the three and six months ended June 30, 1996 are based on the weighted average number of shares and common shares equivalents outstanding for the period. Fully diluted and primary earnings per share were $.05 and $.08, respectively, for the three and six month periods ended June 30, 1996.

    The computations of share amounts for the three and six months ended June 30, 1995 are based on the weighted average number of shares outstanding for the period. Common share equivalents were not included in the computations as their inclusion would be antidilutive. The loss per share for the three and six month periods ended June 30, 1995 was $.53 and $.46, respectively.

15. Licenses.

    Pursuant to earlier payments and certain agreements with TOA Medical Electronics Co., Ltd. (TOA), TOA has developed a urine sediment analyzer under license from IRIS using pre-1989 IRIS technology. IRIS received royalties of approximately $4,000 and $33,000 for the three months ended June 30, 1996 and 1995, respectively, and approximately $32,000 and $67,000 for the six months ended June 30, 1996 and 1995, respectively.

16. Export Sales.

    IRIS had export equipment sales of $12,317 and $5,788, respectively, and $51,946 and $58,138, respectively, for the three and six months periods ended June 30, 1996 and 1995.

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

18. Restatement of Prior Period Results of Operations.

    The Company completed a review during the fourth quarter of 1996 of its revenue recognition policy and procedures. As a result of the review, the Company has restated its 1995 and three and six months ended June 30, 1996 results of operations and related balance sheet accounts as described below to appropriately reflect the Company's revenue in accordance with its revenue recognition policy. Such restatements pertain to the amount and timing of revenues recognized under an introductory sales program, and the timing of revenues recognized for shipments made "FOB destination" or under contingent sales terms. The Company has established procedures to assure appropriate revenue recognition in the future.

    The table below sets forth selected operating data and accumulated deficit for the relevant periods on both a restated basis and as previously reported. The previously reported data in the table below has been restated to retroactively reflect the pooling-of-interests transaction described in Note 1 under "Formation and Business of the Company".

                                                     Year Ended               Three Months Ended                Six Months Ended
                                              December 31, 1995                    June 30, 1996                   June 30, 1996
                                  -----------------------------     ----------------------------    ----------------------------
                                   As Reported      As Restated     As Reported      As Restated     As Reported     As Restated
                                  ------------     ------------     ------------    ------------    ------------    ------------
Net sales                         $ 15,021,658     $ 14,392,158     $  4,784,445    $  4,823,455    $  9,129,016    $  8,727,551
Cost of sales                        7,360,524        7,126,816        2,333,885       2,422,827       4,494,652       4,464,076
                                  ------------     ------------     ------------    ------------    ------------    ------------

   Gross margin                      7,661,134        7,265,342        2,450,560       2,400,628       4,634,364       4,263,475
Operating expenses                   9,210,323        9,163,323        1,971,062       2,018,676       3,754,896       3,738,157
                                  ------------     ------------     ------------    ------------    ------------    ------------

   Operating income (loss)          (1,549,189)      (1,897,981)         479,498         381,952         879,468         525,318
Other income and expense, net          377,760          377,760           80,753          80,753         163,001         163,001
                                  ------------     ------------     ------------    ------------    ------------    ------------

   Income (loss) before taxes       (1,171,429)      (1,520,221)         560,251         462,705       1,042,469         688,319
Tax provision (benefit)             (3,528,044)      (3,646,633)         135,000         111,589         175,000         130,291
                                  ------------     ------------     ------------    ------------    ------------    ------------

   Net income                     $  2,356,615     $  2,126,412     $    425,251    $    351,116    $    867,469    $    558,028
                                  ============     ============     ============    ============    ============    ============

Net income per share              $        .37     $        .33     $        .06    $        .05    $        .13    $        .08

Accumulated deficit               $ 14,496,025     $ 14,726,228     $ 13,628,556    $ 14,168,200    $ 13,628,556    $ 14,168,200


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

    Until recently, the Company generated most of its revenues from sales of two models of The Yellow IRIS-Registered Trademark- urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price, with the faster and more expensive model accounting for approximately two-thirds of sales in both 1994 and 1995. In 1996, the Company introduced a third model of The Yellow IRIS-Registered Trademark- and two new lines of other IVD imaging systems. The Model 900UDx(TM) urine pathology system, the latest in The Yellow IRIS-Registered Trademark- family, is a higher capacity automated urinalysis workstation designed specifically for the high volume testing requirements of large hospitals and reference laboratories. The Company received FDA clearance to market the Model 900UDx(TM) in March 1996 and commenced sales in May 1996. The Company also received FDA clearance to market The White IRIS(R) leukocyte differential analyzer in May 1996 and expects to commence sales of this system in late 1996 or early 1997. Finally, the Company commenced sales of the PowerGene(TM) family of cytogenetic analyzers in August 1996 after acquiring this line of business from Perceptive Scientific Instruments, Inc. ("PSI").

    The Company devotes a significant amount of resources to research and development for new products and upgrading existing products. The following table summarizes net research and development expenses for the periods indicated:

                                                        Year Ended December 31,       Six Months Ended June 30,
                                          -------------------------------------       -------------------------
                                          1995            1994            1993            1996            1995
                                          ----            ----            ----            ----            ----
Total product
    technology expenditures        $ 2,362,000     $ 1,799,000     $ 1,499,000     $ 1,823,000     $ 1,380,000
Less:
    Capitalized software
       development costs              (299,000)        (25,000)        (81,000)       (288,000)        (78,000)
    Reimbursed costs under
       research and development
       contracts                      (843,000)     (1,111,000)       (539,000)       (944,000)       (638,000)
                                   -----------     -----------     -----------     -----------     -----------
Research and development
       expense, net                $ 1,220,000     $   663,000     $   879,000     $   591,000     $   664,000
                                   ===========     ===========     ===========     ===========     ===========

    The Company has in the past partially funded its research and development programs through (i) grants from the National Institutes of Health under its Small Business Innovative Research program, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

    In recent years, the Company has entered into two significant joint development projects with strategic partners and two projects with Company-sponsored research and development entities. From 1994 to 1996, the Company and Boehringer Mannheim Corporation, an Indianapolis-based manufacturer of diagnostic products, collaborated in the development of (i) a new urine test strip reader for The Yellow IRIS-Registered Trademark- and the related CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips and (ii) the Model 900UDx-Registered Trademark-, the latest model in The Yellow IRIS-Registered Trademark- family. The Company entered into a project in October 1992 with LDA Systems, Inc. ("LDA"), a Company-sponsored research and development entity, for development of The White IRIS- Registered Trademark- leukocyte differential analyzer. Boehringer Mannheim was one of the investors in LDA. In June 1995, the Company acquired LDA for approximately 498,000 shares of common stock of the Company. As a result of the LDA acquisition, the Company incurred a non - recurring, non-cash charge of $3.2 million against earnings in the second quarter of 1995 for the acquisition of in-process research and development because The White IRIS-Registered Trademark- had not yet received FDA clearance. The Company entered into a similar project in September 1995 with Poly U/A Systems, Inc. ("Poly"), another Company-sponsored research and development entity, for development of several new products to enhance automated urinalysis (the "Poly Products"). The program with Poly is currently ongoing. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

    The consolidated financial statements of the Company contained in this report have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin, Inc. (formerly known as StatSpin Technologies) ("StatSpin") in accordance with the pooling-of-interests method of accounting.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995

    Net sales for the six months ended June 30, 1996 increased to $8.7 million from $6.9 million, an increase of $1.8 million or 27% over the comparable period of the prior year. Sales of IVD imaging systems totaled $2.2 million, approximately the same as the comparable period. Sales of IVD imaging system supplies and service increased to $4.2 million from $3.2 million, an increase of $1.0 million or 32% over the comparable period, due to the larger installed base of IVD imaging systems and the ongoing conversion of the installed base to the new CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips. As of June 30, 1996, the Company had converted approximately 80% of the installed base from test strips marketed by various distributors to the new test strips marketed exclusively by IRIS. Sales of small instruments and supplies increased to $2.4 million from $1.6 million, an increase of $804,000 or 51%, over the comparable period. The increase reflects generally higher sales levels of the StatSpin product line as well as the addition of the Cen-Slide-Registered Trademark- 1500 System and the Biovation-Registered Trademark- product line. See "--PSI and Other Recent Acquisitions."

    Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 53% for the six months ended June 30, 1996 from 45% for the comparable period due to lower gross margins on introductory sales of the Model 900UDx(R). Cost of goods for IVD imaging system supplies and service increased as a percentage of sales of such products to 50% for the six months ended June 30, 1996 from 49% for the comparable period primarily due to lower gross margins on CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips as compared to other IVD imaging system supplies. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 51% for the six months ended June 30, 1996 from 58% for the comparable period due to higher gross margins on the recently added Cen-Slide-Registered Trademark- and Biovation-Registered Trademark- product lines as compared to the Company's other small instruments and supplies. The net result of these changes and the overall change in product mix was a modest decrease in gross margin to 49% for the six months ended June 30, 1996 from 50% for the comparable period.

    Marketing and selling expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as salaries for the marketing and distributor relations departments. Marketing and selling expenses increased to $1.7 million for the six months ended June 30, 1996 from $1.4 million, an increase of $341,000 or 25% over the comparable period, due to increased spending on direct sales and after-sales support, but decreased as a percentage of net sales to 19% from 20%.

    General and administrative expenses consist primarily of payroll costs associated with the Company's management and support personnel, travel expenses, and legal and accounting fees. General and administrative expenses increased to $1.5 million for the six months ended June 30, 1996 from $947,000, an increase of $505,000 or 53% over the comparable period, and increased as a percentage of net sales to 17% from 14%, primarily as a result of one-time costs associated with the acquisition of StatSpin in February, 1996 (recorded as a "pooling of interests"), as well as two additions to the administrative staff.

    Net research and development expenses consist of expenses for the development of new products and improvements to existing products less third-party reimbursements under joint development programs. Net research and development expenses decreased to $591,000 for the six months ended June 30, 1996 from $664,000, a decrease of $73,000 or 11% over the comparable period, and also decreased as a percentage of net sales to 7% from 10%. Total product technology expenditures increased to $1.8 million from $1.4 million, an increase of $443,000 or 32%, due primarily to the acceleration of work on the Model 900UDx-Registered Trademark- prior to its launch and commercial refinements to The White IRIS-Registered Trademark- following FDA clearance. However, this increase was largely offset by an increase in reimbursements under joint development programs to $944,000 from $638,000, an increase of $306,000 or 48%.

    Interest income consists of income from investments and decreased to $137,000 for the six months ended June 30, 1996 from $175,000 for the comparable period. This was primarily the result of decreased amounts of invested cash during the 1996 period. See "--Liquidity and Capital Expenditures."

    Interest expense consists of interest on notes assumed in the StatSpin acquisition and decreased to $5,000 for the six months ended June 30, 1996 from $37,000 for the comparable period due to payment of the notes in full following consummation of the acquisition.

    Other income consists of royalties for sales of licensed products and decreased to $32,000 for the six months ended June 30, 1996 from $67,000 for the comparable period due to lower reported sales of licensed products, partly offset by higher royalty rates.

    Acquisition of in-process research and development in 1995 reflects the acquisition of LDA which resulted in a non-recurring, non-cash charge of $3.2 million against earnings for the acquisition of in- process research and development (i.e., work-in-process not yet cleared for interstate commerce by the FDA).

    The income tax provision for the six months ended June 30, 1996 was $130,000 as compared to $28,000 for the comparable period in 1995. The effective tax rate increased to 19% from 4% (before the non-recurring charge) due to the reduction of a substantial portion of the deferred tax asset valuation allowance during the fourth quarter of 1995. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history as well as an assessment that operations will continue to generate taxable income. However, the amount of the deferred tax assets considered realizable could be reduced if the future taxable income during the carryforward periods is reduced.

    The above factors contributed to net income of $558,000, or $.08 per share, for the six months ended June 30, 1996 as compared to a net loss of $2.5 million, or $(.46) per share, for the six months ended June 30, 1995. The net loss for the 1995 period was the result of the acquisition of LDA which resulted in a non-recurring, non-cash charge of $3.2 million against earnings for the acquisition of in-process research and development. Excluding the effect of the acquisition, the Company would have had net income of approximately $657,000 for the six months ended June 30, 1995.

   THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,
1995

   Net sales for the three months ended June 30, 1996 increased to $4.8 million from $3.7 million, an increase of $1.1 million or 30% over the comparable period of the prior year. Sales of IVD imaging systems remained relatively constant at $1.3 million for the three month periods ended June 30, 1996 and 1995. Sales of IVD imaging system supplies and service increased to $2.2 million from $1.6 million, an increase of $530,000 or 33% over the comparable period, due to the larger installed base of IVD imaging systems and the ongoing conversion of the installed base to the new CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips. Sales of small instruments and supplies increased to $1.3 million from $756,000, an increase of $593,000 or 78% over the comparable period. The increase reflects generally higher sales levels of the StatSpin product line as well as the addition of the Cen-Slide- Registered Trademark- 1500 System and the Biovation-Registered Trademark- product line. See "--PSI and Other Recent Acquisitions."

    Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 52% for the three months ended June 30, 1996 from 38% for comparable period due to lower gross margins on introductory sales of the Model 900UDx-Registered Trademark-. Cost of goods for IVD imaging system supplies and service decreased as a percentage of sales of such products to 49% for the three months ended June 30, 1996 from 50% for the comparable period. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 50% for the three months ended June 30, 1996 from 64% for the comparable period due to higher gross margins on the recently added Cen-Slide-Registered Trademark- and Biovation-Registered Trademark-product lines as compared to the Company's other small instruments and supplies. These changes and the overall change in product mix resulted in gross margins decreasing to 50% for the three month periods ended June 30, 1996 from 51% for the period ended June 30, 1995.

    Marketing and selling expenses increased to $905,000 for the three months ended June 30, 1996 from $714,000, an increase of $190,000 or 27% over the comparable period, due to increased spending on direct sales and after-sales support, but remained constant as a percentage of net sales at 19%.

    General and administrative expenses increased to $793,000 for the three months ended June 30, 1996 from $519,000, an increase of $274,000 or 53% over the comparable period of the prior year, and increased as a percentage of net sales to 16% from 14%, primarily as a result of one-time costs associated with the acquisition of StatSpin (recorded as a "pooling of interests"), as well as two additions to the administrative staff.

    Net research and development expenses decreased to $321,000 for the three months ended June 30, 1996 from $488,000, a decrease of $167,000 or 34% over the comparable period, and also decreased as a percentage of net sales to 7% from 13%, due primarily to the timing in the recognition of certain costs and offsetting reimbursements on research and development contracts. Total product technology expenditures decreased to $594,000 from $927,000, a decrease of $333,000 or 56%, due primarily to the timing in the recognition of certain costs.

    Interest income increased to $77,000 for the three months ended June 30, 1996 from $73,000 for the comparable period. See "--Liquidity and Capital Expenditures."

    There was no interest expense for the three months ended June 30, 1996 as compared $18,000 for the prior year period due to payment in full of outstanding notes of StatSpin following consummation of the StatSpin acquisition.

    Other income decreased to $4,000 for the three months ended June 30, 1996 from $33,000 for the comparable period due to lower reported sales of licensed products.

    Acquisition of in-process research and development in 1995 reflects the acquisition of LDA which resulted in a non-recurring, non-cash charge of $3.2 million against earnings for the acquisition of in-process research and development (i.e., work-in-process not yet cleared for interstate commerce by the FDA).

   The income tax provision for the three months ended June 30, 1996 was $112,000 as compared to $16,000 for the comparable period. The effective tax increased to 24% from 6% (before the non-recurring charge) due to the reduction of a substantial portion of the deferred tax asset valuation allowance during the fourth quarter of 1995. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history as well as an assessment that operations will continue to generate taxable income. However, the amount of the deferred tax assets considered realizable could be reduced if the future taxable income during the carryforward periods is reduced.

    The above factors contributed to net income of $351,000, or $.05 per share, for the three months ended June 30, 1996 as compared to a net loss of $2.9 million, or $(.53) per share, for the three months ended June 30, 1995. The net loss for the 1995 period was the result of the acquisition of LDA which resulted in a non-recurring, non-cash charge of $3.2 million against earnings for the acquisition of in- process research and development. Excluding the effect of the acquisition, the Company would have had net income of approximately $259,000 for the three months ended June 30, 1995.

Liquidity and Capital Resources

    Cash, cash equivalents and short-term investments decreased to $3.9 million at June 30, 1996 from $6.2 million at December 31, 1995, a decrease of $2.3 million or 38%. The decrease is primarily attributable to increased levels of inventory and accounts receivable, the acquisition of the Cen-Slide- Registered Trademark- product line near the end of the first quarter and the purchase of additional manufacturing and office equipment. Inventory levels during the first six months of 1996 increased to $4.1 million from $2.9 million, an increase of $1.2 million or 39%. This increase was primarily due to the addition of the Model 900UDx-TM- and CHEMSTRIP/IRIStrip-Registered Trademark- urine test strips to the product line, as well as the additional inventory of supplies and spare parts required to support the growing size of the installed base of IVD imaging systems. Total accounts receivable increased to $5.0 million at June 30, 1996 from $3.8 million at December 31, 1995, an increase of $1.2 million or 32%. This increase was the combined effect of generally higher sales levels, extended payment terms on the sale of several IVD imaging systems to one customer which were collected in August 1996, and slower collections.

    In the six months ended June 30, 1996, the Company expended $424,000 for capital equipment, primarily for manufacturing and office equipment, and expended $288,000 in capitalized software development.

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

    In September 1995, the Company and Poly entered into a joint project to develop the Poly Products using the Company's technology. These products are intended to have dual potential as both stand-alone products and enhancements to The Yellow IRIS-Registered Trademark- line of urinalysis workstations. Under the terms of this project, Poly will have the right to use Company technology and any newly developed technology for developing, manufacturing and marketing the Poly Products as stand-alone devices, and the Company will have the right to use the newly developed technology for any other purpose and to incorporate the Poly Products into The Yellow IRIS-Registered Trademark- family of products. Poly has retained the Company to conduct research, development, clinical evaluation and premarket testing of the Poly Products. The Company is funding the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly is reimbursing the Company for the excess. Poly was organized by the Company in June 1995 and subsequently raised net proceeds of approximately $2.0 million in a private offering. The Company has an option until 121 days after termination of the project with Poly to acquire all of the common stock of Poly for an aggregate price rising over time from $4.4 million to $5.1 million payable in cash or shares of the Company's Common Stock. If the Company elects to exercise its option, it would likely capitalize the portion of the net cost of the acquisition allocated to completed products and record a nonrecurring, noncash (if purchased with Common Stock) charge against earnings for the portion of the net cost of the acquisition allocated to in- process research and development.

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

    In March 1996, the Company acquired the Cen-Slide-Registered Trademark- 1500 System for centrifugal urine sedimentation and manual microscopic examination and certain other products for $788,000 in cash and the assumption of $62,000 of liabilities. The Company generated revenues from these products of approximately $153,000 for the three months ended June 30, 1996.

    In February 1996, the Company acquired StatSpin, Inc. ("StatSpin") for approximately 340,000 shares of common stock of the Company and the assumption of options and warrants to purchase an additional 126,000 shares of common stock of the Company. The Company recorded the transaction as a "pooling-of-interests" for accounting purposes. StatSpin manufactures special-purpose centrifuges, application specific consumable items and other small laboratory instruments. Through this acquisition, the Company acquired sample preparation technologies useful for future IVD imaging applications as well as access to key distributors for its small laboratory instruments and supplies. StatSpin had net sales of $2.0 million for the six months ended June 30, 1996 and $3.1 million for the twelve months ended December 31, 1995.

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

Newly Issued Accounting Standards

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of." SFAS No. 121 requires the Company to review the carrying amounts of its long-lived assets and certain identifiable intangible assets for impairment. If it is determined the carrying amount of the asset is not recoverable, the company is required to recognize an impairment loss. The impact of the adoption of statement 121 was not material to the Company.

    In December 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." In accordance with SFAS No. 123, the Company will adopt the disclosure method as provided for in the statement.

FORWARD LOOKING STATEMENTS

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

PART 2 - OTHER INFORMATION

ITEM 6 - Exhibits And Reports on Form 8-K

(a)  Exhibits

  No.                   Description

3.1      Certificate of Incorporation, as amended(1)

3.2      Restated Bylaws(2)

10.1     Lease of the Registrant's facilities(3)

10.2(a)  1982 Stock Option Plans and form of Stock Option Agreement(4)

10.2(b) 1983 and 1986 Stock Option Plans, and forms of Stock Option Agreements for each Plan(5)

10.2(c)  Amended and Restated 1986 Stock Option Plan(6)

10.2(d)  1994 Stock Option Plan and forms of Stock Option Agreements(7)

10.2(e) Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan*

10.3(a) Asset Purchase Agreement dated as of July 15, 1996 by and among IRIS, Digital Imaging Technologies, Inc., Perceptive Scientific Instruments, Inc. and Perceptive Scientific Technologies, Inc.*

10.3(b) Registration Rights and Standstill Agreement dated July 31, 1996 between IRIS and Digital Imaging Technologies, Inc.*

10.3(c) Warrant Certificate dated July 31, 1996 issued to Digital Imaging Technologies Inc.*

10.3(d) Stockholder Guaranty Agreement dated July 31, 1996 between Edward Randall III and PSII Acquisition Corp., a wholly-owned subsidiary of IRIS now known as Perceptive Scientific Instruments, Inc.*

10.3(e) Registration Rights and Standstill Agreement dated as of July 31, 1996 between IRIS and Digital Imaging Technologies, Inc.*

10.3(f) Non-Competition Agreement dated as of July 15, 1996 between Edward Randall III and PSII Acquisition Corp., a wholly-owned subsidiary of IRIS now known as Perceptive Scientific Instruments, Inc.*

10.3(g)  Employment Agreement dated July 29, 1996 with Anthony G. Landells*

10.3(h)  Employment Agreement dated July 8, 1996 with Dr. Kenneth Castleman*

10.3(j) Lease for the League City, Texas facilities of Registrant's Perceptive Scientific Instruments, Inc. subsidiary*

10.3(k) Lease for the England facilities of Registrant's Perceptive Scientific Instruments, Inc. subsidiary*

10.3(l) Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging Systems, Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of IRIS now known as Perceptive Scientific Instruments, Inc.*

10.4(a) $7,000,000 Subordinated Note dated July 29, 1996 issued by IRIS in favor of Digital Imaging Technologies, Inc.*

10.4(b) $1,500,000 Promissory Note dated July 29, 1996 issued by IRIS to City National Bank*

10.4(c) $7,800,000 Promissory Note dated July 29, 1996 issued by IRIS to City National Bank*

10.4(d) Commercial Security Agreement dated July 29, 1996 executed by IRIS in favor of City National Bank*

11       Statement restated Computation of Per Share Earnings

27       Financial Data Schedule
___________
* previously filed

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


(b)  Reports on Form 8-K

    IRIS filed a Current Report on Form 8-K on February 16, 1996 with respect to the acquisition of Norfolk Scientific, Inc., d/b/a StatSpin Technologies, which included certain financial statements of StatSpin and unaudited pro forma condensed financial statements reflecting the combination of IRIS and StatSpin using the pooling of interest accounting method. IRIS also filed Current Reports on Form 8-K on May 9, 1996 and July 15, 1996 with respect to the signing of a letter of intent and a definitive acquisition agreement, respectively, for the acquisition of the digital imaging business of Perceptive Scientific Instruments, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.








Dated:  December 31, 1996            By: /s/  Martin S. McDermut
                                        ----------------------------------
                                              Martin S. McDermut
                                              Vice President, Finance and
                                              Administration
                                              Chief Financial Officer