Form 10-K
period 1996-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1997-04-15
CIK 319240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996          Commission File No. 1-9767

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

   Securities registered pursuant to Section 12(b) of the Act:  Common Stock
                           (American Stock Exchange)

       Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]       No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

         On March 25, 1997, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $19.4 million based upon the closing price of $3-7/8 per share of Common Stock as reported on the American Stock Exchange. Solely for the purpose of determining "non-affiliates" in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

         The Registrant had 5,963,748 shares of Common Stock outstanding on March 25, 1997.

         Part III incorporates information by reference from the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

================================================================================

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                            FORM 10-K ANNUAL REPORT

                      FISCAL YEAR ENDED DECEMBER 31, 1996


   Caption                                                                                                          Page
   -------                                                                                                          ----
   PART I

         Item  1. Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
         Item  2. Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14
         Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
         Item  4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .     15

   PART II

         Item  5. Market for the Registrant's Common Stock and Related Stockholder Matters  . . . . . . . . . . .     16
         Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16
         Item  7. Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . .     17
         Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . .     24
         Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . .     24

   PART III

         Item 10. Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . .     25
         Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25
         Item 12. Security Ownership of Certain Beneficial Owners and  Management . . . . . . . . . . . . . . . .     25
         Item 13. Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . .     25

   PART IV

         Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . .     25

                                     PART I

ITEM 1.  BUSINESS.

         A glossary of selected technical terms is included at the end of this section, and stockholders are encouraged to review the glossary before reading the description of business.

OVERVIEW

         International Remote Imaging Systems, Inc. and its subsidiaries ("IRIS" or the "Company") design, develop, manufacture and market in vitro diagnostic ("IVD") imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology for automating microscopic procedures performed in clinical laboratories. AIM combines the Company's capabilities in automated specimen presentation, including its patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and present images of microscopic particles in easy-to-view displays. The Company's IVD imaging systems are designed to provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. IRIS markets its products primarily to hospital and clinical reference laboratories.

         The Company pioneered its first IVD imaging system application in 1983 with its introduction of The Yellow IRIS family of workstations for urinalysis. The Company believes that it is still the only supplier of laboratory systems which fully automate a complete urinalysis, and it recently introduced its fourth generation models which incorporate significant advancements in speed, utility and ease of use. In 1996, the Company received Food and Drug Administration ("FDA") clearance and began to market the Model 900UDx urine pathology system designed especially for the high-volume testing requirements of larger laboratories. The Company also provides ongoing sales of supplies and service necessary for operation of The Yellow IRIS workstations. Most supplies are purchased under standing orders and, following the initial one-year warranty period, the majority of customers purchase annual service contracts.

         In addition to urinalysis, the Company has also added new applications for its IVD imaging systems. It recently completed development of The White IRIS leukocyte differential analyzer for the field of hematology. The FDA cleared The White IRIS for marketing in May 1996, and the Company expects to start sales of this system in 1997. The Company also plans to sell supplies and service for The White IRIS comparable to those sold for The Yellow IRIS.

         In July 1996, the Company entered the field of genetics with the acquisition (the "PSI Acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc. ("PSI"). PSI's principal product is the PowerGene genetic analyzer -- an IVD imaging system for karyotyping, DNA probe analysis and comparative genomic hybridization. The Company also acquired international operations from PSI.

THE INDUSTRY

         As a result of cost containment pressures from third-party payors, healthcare providers are focusing on the more efficient use of their resources. This goal is driving them to reduce costs while simultaneously improving the outcome potential of patient care. Meeting this goal depends to a large degree on reducing the cost and improving the accuracy of medical tests for diagnosing and monitoring diseases, as well as reporting the results of these tests in timely and useful ways.

         Medical tests are performed either on the patient or on a specimen removed from the patient. IVD testing refers to analysis of a specimen -- a sample of blood ("hematology"), urine ("urinalysis"), chromosomes ("genetics") or other tissue or material removed from the patient -- usually in the clinical laboratory. Many IVD tests rely on chemical or simple physical measures of specific characteristics of the specimen. Over the past five decades, the chemical and particle-counting aspects of these tests have been largely converted from manual methods to automated instruments, such as clinical chemistry analyzers and blood cell counters.

         However, many other IVD tests require visual examination of the specimen through a microscope ("microscopy"). Manual microscopy requires numerous steps from specimen preparation to visual examination, making the method labor-intensive, cumbersome, biohazardous, inefficient and imprecise. More labor time is spent in performing manual microscopy, collectively, than in any other IVD testing procedure in the clinical laboratory. Nonetheless, the vast majority of microscopic procedures are still performed manually.

         The pressure to reduce the costs and improve the accuracy of IVD tests, together with recent technological developments, have created an opportunity for automating microscopic procedures. Advances in image processing software, computer hardware and solid-state cameras have made it possible to capture digital images of microscopic specimens in a uniform manner and perform sophisticated analysis and classification of these images. The test results can then be electronically transmitted to the central computer system of the hospital or reference laboratory for clinical use and billing. The digital images of the specimen can also be stored in electronic format for future review and, theoretically, transmitted to remote locations for review by other technologists or specialists.

THE COMPANY'S STRATEGY

         The Company's objectives are to maintain its technological leadership, develop new products, continue market penetration of existing products, expand the geographic markets for existing products and increase sales of supplies and service. The Company is pursuing these objectives through the following strategies:

         o Adding New IVD Imaging Applications. The Company believes AIM technology has a number of potential applications in the clinical laboratory and is expanding beyond the field of urinalysis. The Company recently completed development of The White IRIS leukocyte differential analyzer for hematology and expects to start sales of this system in 1997. In July of 1996, the Company strategically expanded into the field of genetics through the PSI Acquisition, which included the acquisition of the PowerGene family of IVD imaging systems. Availability of multiplex fluorescent in-situ hybridization ("M-FISH") applications to genetics is expected to stimulate further growth of this line.

         o Continuing Market Penetration for Current Applications of IVD Imaging Technology. Although more than 75% of all hospitals affiliated with United States medical schools use The Yellow IRIS urinalysis workstation, the Company estimates that it has penetrated less than 20% of the potential market in the United States for this family of systems. It plans to continue penetrating this segment of the IVD testing market with additional sales of its recently introduced fourth generation models of The Yellow IRIS family and the Model 900UDx urine pathology system, the latter of which was designed especially for the high-volume testing requirements of larger laboratories. The Company also plans to expand its rental program for The Yellow IRIS which generates revenues based on the number of tests performed by the customer.

         o Expanding in New Geographic Markets. Until recently, the Company has marketed its IVD imaging systems almost exclusively in the United States. Through the PSI Acquisition in July 1996, the Company acquired international operations which it expects will enable it to expand the geographic market for its other IVD imaging systems and products.

         o Increasing Sales of Supplies and Service. Once an IVD imaging system is installed, the Company generates significant recurring revenue from sales of supplies and service for its operation. The Company seeks to enhance this revenue stream by installing more systems as well as increasing its product offering of supplies for each system. For example, the Company began selling the CHEMSTRIP/IRIStrip urine test strips for The Yellow IRIS systems at the end of 1994 and will begin to sell the patented 2-methylpolymethine (2-MPM) cytoprobe for The White IRIS when this system is introduced. The Company expects the probes used in M-FISH to offer it similar potential.

         o Maintaining Technological Edge. The Company maintains an active research and development program to continually enhance its IVD imaging systems and explore other potential IVD imaging applications for its AIM technology.

         o Adding Complementary Product Lines. Over the past two years, the Company has also added several complementary lines of small instruments and supplies which appeal to smaller laboratories and respond to the desire of integrated healthcare providers to purchase systems and supplies for a variety of clinical settings from one supplier.

AIM TECHNOLOGY

         An effective system for automated microscopy in most applications requires technology for fast, consistent and easily discernable presentation of the specimen to the microscope ("front end processing") and for rapidly capturing, analyzing, classifying, enhancing, arranging and displaying images of the specimen ("back end imaging"). The Company has over the past eighteen years created and developed its patented and proprietary AIM technology to address both of these requirements, as well as developed significant patented and proprietary technology for specific applications.

         The Company's AIM technology automates all or most of the front end processing in its IVD imaging systems. For example, traditional urine sediment analysis requires manual preparation of a slide from the specimen requiring several steps, including centrifugation followed by carefully positioning, staining and coverslipping a sample extracted from the specimen. The slide is then placed under the microscope and manually manipulated and scanned by a technologist. This procedure is often time-consuming, imprecise and carries the potential for human exposure to biohazards. In contrast, the Company's patented slideless microscope, used in The Yellow IRIS and The White IRIS, allows microscopic examination of a moving specimen precisely positioned in a stream of fluid and eliminates the need for manual slide preparation, manipulation and scanning. The slideless microscope precisely positions the specimen to within microns in a thin layer for proper focusing as it flows past the microscope at high-speed ensheathed in a larger stream of fluid. The method of ensuring proper alignment, particle orientation, focus and measurement, called "imaging flow cytometry," is patented, and the Company is unaware of any other company which has developed similar technology. For those IVD tests where imaging flow cytometry is not optimal or possible, AIM technology automates the slide manipulation and scanning process. The Company's PowerGene genetic analyzers use this technology to automatically locate and focus microscopic particles on a slide as it is precisely manipulated and scanned by the system.

         Once the specimen is located and presented to the microscope, AIM's back end imaging automatically captures, digitizes, classifies, organizes and presents the microscopic images displayed on a video monitor for review by the medical specialist. These digital images of the specimen can then be stored on magnetic or optical media for later retrieval, even years later.

PRODUCTS

         AIM Systems

         The Company has three families of AIM systems -- The Yellow IRIS, The White IRIS and the PowerGene. These systems incorporate sophisticated front end processing and back end imaging, require customers to make substantial capital investments and are designed for sale to clinical laboratories performing a relatively high-volume of IVD tests.

         The Yellow IRIS family of urinalysis workstations are widely used in hospitals nationwide, including over 75% of all hospitals affiliated with United States medical schools. This family of IVD imaging systems currently consists of three models. Two models can also perform IVD imaging tests on a number of body fluids other than urine, including cerebrospinal, peritoneal, pleural, pericardial, synovial and seminal fluids as well as peritoneal dialyzates and lavages. The third model, the Model 900UDx, is designed for laboratories testing high numbers of urine specimens. The Yellow IRIS family of IVD imaging systems currently has list prices ranging from $85,000 to $195,000.

         The White IRIS leukocyte differential analyzer is an automated high-speed workstation used to classify normal, as well as immature and other abnormal white blood cells. It was cleared by the FDA in May 1996 and, when introduced in 1997, is expected to be the only commercially available device cleared for automated classification of abnormal white blood cells. The White IRIS can perform a differential analysis which includes identifying the five types of normally occurring white blood cells plus a number of abnormally occurring immature white blood cells, variant lymphocytes and other cells. The Company also holds an exclusive, worldwide license to several patents which cover the unique cytoprobe used by The White IRIS, as well as the multi-colored expression of 2-MPM in white blood cells. The Company expects to start sales of this system with an introductory list price of approximately $185,000.

         The PowerGene family of genetic analyzers perform certain chromosome tests such as karyotyping, DNA probe analysis in FISH and M-FISH procedures and comparative genomic hybridization. These tests are typically used for analyzing genetic abnormalities for both clinical uses (e.g. prenatal screening) and research applications (e.g. cancer studies). The Company believes the genetics market is one of the fastest growing segments of the global IVD market. The Company purchased this family of analyzers in July 1996 in conjunction with the PSI Acquisition. The PowerGene analyzers currently have list prices ranging upwards from $35,000 depending upon the selected options and configuration.

         The Company believes its AIM technology may have a number of other potential IVD imaging applications such as cytology, microbiology and histology.

         IVD Imaging System Supplies and Service

         In addition to sales of IVD imaging systems, the Company obtains significant recurring revenue from sales of supplies used in the operation of these systems and from their service and repair. Supplies for The Yellow IRIS family and The White IRIS include the sheath fluid used to position the particles and cleanse the system in slideless microscopy; proprietary reagents such as the patented cytoprobe used by The White IRIS; and "controls" used in calibrating and monitoring the performance quality of the systems. The Company also sells the CHEMSTRIP/IRIStrips for testing urine chemistry on The Yellow IRIS. The Company introduced the CHEMSTRIP/IRIStrip urine test strips in late 1994 and has converted over 90% of the installed base of systems to these new test strips.

         Small Instruments and Supplies

         The Company also manufacturers and markets a variety of small instruments and supplies for the clinical laboratory market. These products complement the Company's line of IVD imaging systems because they appeal to smaller laboratories and physician offices performing an insufficient number of tests to justify the capital cost of an IVD imaging system. These products also take advantage of the Company's reputation and expertise in urinalysis and respond to the desire of integrated healthcare providers to purchase systems and supplies for a variety of clinical settings (both large and small) from one supplier. This category of products includes special-purpose centrifuges, digital refractometers for measuring the specific gravity of urine, the CenSlide 1500 System for manual microscopic examination and other supplies intended primarily for the urinalysis market.

RESEARCH AND DEVELOPMENT

         The Company maintains an active research and development program to continually enhance its existing IVD imaging systems and explore other IVD imaging applications for its AIM technology. In 1995 and 1996, the Company focused its research and development efforts on the following major projects, as well as numerous other smaller projects:

         o Developing the Model 900UDx. The Company introduced its newest model in The Yellow IRIS family, the Model 900UDx, in May 1996. The Model 900UDx is the industry's first and only fully-automated walkaway system for performing complete macroscopic, chemical and microscopic urinalysis profiles.

         o Upgrading The Yellow IRIS. The Company conducts an ongoing process of refining its AIM technology and the cost-effectiveness of its systems. Late in the third quarter of 1995, the Company completed development work on its fourth generation models of The Yellow IRIS family which offer increased speed and other performance advantages over the previous generation of systems.

         o Completing The White IRIS. The Company has had a major program over a number of years, under sponsorship of the National Institutes of Health and later in conjunction with a Company-sponsored research and development entity, to develop The White IRIS leckoeyte differential analyzer. The Company has received FDA clearance to market the White IRIS and is refining engineering and manufacturing processes prior to its expected commercial availability in 1997.

         o Expanding PowerGene. The Company has dedicated significant research and development efforts toward fluorescent in-situ hybridization ("FISH"). FISH is providing new tools for direct and specific evaluation, and prediction of human genetic disease. Utilizing multi-spectral fluorescent chemical probes, M-FISH methods enhance the sensitivity of classical karyotyping and provide easier interpretation of chromosome abnormalities permitting such procedures to be performed rapidly on uncultured amniotic or cancer cells.

         The Company's current research and development efforts include, among other things:

         o Developing the Next Generation Platform for Its IVD Systems. The Company is pursuing improvements designed to significantly increase speed and image resolution while simultaneously reducing the amount of technologist time required to operate the system.

         o Upgrading the PowerGene Cytogenetic Capabilities. Research and development efforts for this system are focused upon developing improved karyotyping image classification algorithms and expanded measures in chromosome analysis using M-FISH methods.

         o Developing the Poly Products. The Company is developing the Poly Products (discussed below), which are expected, among other things, to enhance future generations of The Yellow IRIS family by improving the automated classification of the urine sediment and reducing the amount of specimen handling.

         o Identifying Future Applications. The Company is performing market research and experiments to identify future applications of its technology.

         The Company has in the past partially funded its research and development programs through (i) grants from NASA and NIH, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities. In recent years, the Company has entered into four significant projects, two joint development projects with strategic partners--Boehringer Mannheim Corporation ("BMC") and Boehringer Mannheim GmbH ("BMG")--and two projects with Company-sponsored research and development entities--LDA Systems, Inc. ("LDA") and Poly U/A Systems, Inc. ("Poly"). From 1994 to 1996, the Company collaborated with BMC and BMG in the development of CHEMSTRIP/IRIStrip urine test strips and the Model 900UDx. In 1992, the Company entered into a project with LDA for development of The White IRIS leukocyte differential analyzer and later acquired LDA for approximately 498,000 shares of common stock, $.01 par value per share ("Common Stock"), of the Company. In 1995, the Company entered into a similar project with Poly which is ongoing for development of several new products to enhance automated urinalysis (the "Poly Products").

         Following a reassessment of its own priorities, BMC decided not to pursue a joint venture in hematology with the Company and agreed to several amendments to its contracts with the Company. Through the amendments, BMC strengthened its ties in the supply and distribution of CHEMSTRIP/IRIStrip urine test strips while withdrawing from longer-term commitments in the areas of hematology and urine microscopy. BMC agreed to supply the Company with CHEMSTRIP/IRIStrip urine test strips at a reduced price and extended the term of the underlying agreement. BMC also agreed to supply the Company with certain raw materials at a favorable price should the Company elect to manufacture its own urine test strips, subject to royalties to be paid to BMC on such strips. BMC also granted the Company the non-exclusive right to distribute certain other BMC urinalysis products to hospitals and commercial laboratories in the United States. In return, the Company relieved BMG of its obligations to purchase a minimum number of Model 900UDx workstations and to supply certain technology and components.

         The term of the underlying agreement between the Company and BMG to manufacture and market the Model 900UDx was also extended. The Company will continue to manufacture the Model 900UDx with BMG providing certain components on an OEM basis at cost. The Company retained exclusive marketing rights to the Model 900UDx in Taiwan and secured non-exclusive rights for the rest of the world outside of Germany and Italy.

         As compensation to the Company for potentially missed business opportunities in hematology, Corange International, Ltd. ("Corange"), an affiliate of BMC and BMG, allowed the Company to repurchase 469,413 shares of Common Stock and a warrant to purchase an additional 250,000 shares of Common Stock held by Corange at their original aggregate purchase price of $2.1 million, or $4.54 per share, a substantial discount from the then current market price of $7.75 per share.

         During 1996, the Company also acquired additional research and development staff as a result of the PSI Acquisition. This staff conducted $1.3 million, $797,000 and $410,000 of research and development in 1996, 1995 and 1994, respectively. These expenditures were offset by Small Business Innovation Research grants from NASA and the National Institutes of Health totaling $500,000, $489,000 and $317,000 in 1996, 1995 and 1994, respectively.

MARKETING AND SALES

         In the United States, the Company's IVD imaging systems are sold and serviced through the Companys own sales and service forces. Sales activities consist of direct sales by field sales representatives, telemarketing to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and after-sales support to customers in the operation of their systems. In addition to its sales activities, the Company promotes the advantages of its products through advertising in trade journals, attendance at trade shows and direct mail. All sales of IVD imaging systems include installation, customer training and a one-year warranty. The Company's small instruments, targeted primarily at smaller customers, are sold through distributors. Through the PSI Acquisition, the Company acquired an overseas sales office and staff of 14 people based in Chester, England that supports agents and distributors in more than thirty-five countries. The Company intends to use this international sales channel to market its other IVD systems and products.

         The Company also maintains a rental program under which it has several systems currently in place. Under the terms of the rental agreements, payments generally are based on the number of tests performed with a guaranteed monthly minimum payment to the Company. The Company is responsible for supply and service of the systems. Alternatively, some customers lease the Company's IVD systems from medical equipment leasing companies which, in turn, purchase the systems from the Company.

         In addition, the Company markets most of the supplies used in the operation of its IVD systems and maintains these systems through its own national service organization. Service (after the one-year warranty period) is generally sold under an annual service contract or, less frequently, on a per-call basis.

COMPETITION

         There are numerous large and well-financed companies engaged in active research and development programs within and outside of the medical instrumentation field that have considerable experience in areas of interest to the Company. The Company cannot determine if any such firms are currently engaged in potentially competitive research. However, one or more of these firms may be able to develop and introduce IVD imaging systems comparable or superior to the Company's current products or any other product ultimately developed or acquired by the Company.

         Urinalysis

         The Company's primary products for the urinalysis market are The Yellow IRIS family of urinalysis workstations. The principal competitive factors in this market are cost-per-test, ease of use, and quality of result. The Company believes The Yellow IRIS competes favorably with regard to these factors in its target markets.

         The Company granted TOA Medical Electronics Co., Ltd. ("TOA") a perpetual license to market an instrument performing only the sediment examination portion of urinalysis using pre-1989 technology. In 1990, TOA introduced a urine sediment analyzer, the UA-1000, and in 1993 introduced an improved model, the UA-2000. Royalty reports from TOA indicate that, as of December 31, 1996, TOA has sold fewer than fifty systems, all in Japan. In 1996, TOA introduced its new UF-100 urine cell analyzer. This instrument utilizes the same flow cytometric laser scanning principles inherent in all modern hematology instruments to determine the presence of abnormal sediment analytes in urine samples which must then be examined manually using the traditional method. Unlike The Yellow IRIS workstations, the UF-100 does not include urine chemistry and specific gravity tests. Based on an existing agreement with TOA, the Company has the exclusive right to distribute the UF-100 in North America and a right to receive royalties on sales outside of North America. See "Legal Proceedings." The Company and TOA are presently engaged in discussions with the intent to commence sales of the UF-100 in the United States later this year.

         BMG has introduced the Seditron microscopic urine analyzer in Europe and Asia, a robotic slide-based instrument for automatic sediment examination and analyte classification. Pursuant to the existing agreement between IRIS and BMG, IRIS plans to exercise its exclusive option to distribute the Seditron in the United States. As a low-capacity analyzer with no urine chemistry capability and requiring significant operator participation, the Company believes the Seditron is more appropriate for smaller laboratories where The Yellow IRIS is not typically cost effective.

         A number of hospitals conduct urine sediment examinations using the Kova system made by Hycor Biomedical, Inc., as well as several other similar products, all of which are composed largely of disposable plastic parts. These products provide a more standardized method of preparing urine sediment for microscopical examination as opposed to traditional means. While these disposable products help somewhat to overcome manipulative imprecision, most of them do so at the added expense of an increased number of disposable parts and offer little in time savings. One exception is the CenSlide 1500 System acquired by the Company in March of 1996. This system uses a combination centrifuge tube and microscope slide, thereby actually eliminating much of the manipulation required in preparing the urine specimen for microscopic observation. The Company views these types of products as better suited for laboratories performing a lower volume of urinalysis tests.

         BMC, Behring Diagnostics, Inc., a subsidiary of Hoechst AG, and the Bayer Diagnostics division of Bayer AG sell lines of urine test strips which are useful in determining the concentration of various chemical substances often found in urine. While some claims have been made that the absence of certain results determined with these test strips can preclude the need for microscopic examinations of some specimens, the Company cites evidence to the contrary in its promotional activities.

         Hematology

         The Company's product for the hematology market will be The White IRIS leukocyte differential analyzer. The principal competitive factors in this market are accuracy, precision, labor savings and ease of use. The Company believes The White IRIS will compete favorably with regard to these factors.

         Intelligent Medical Imaging, Inc. ("IMI") presently manufactures an IVD imaging system, the Micro 21, for performing certain aspects of white blood cell differential analysis and certain other analyses. Unlike The White IRIS, which uses imaging flow cytometry, the Micro 21 is a slide-based system. The Company believes The White IRIS has certain performance advantages over the Micro 21. In comparison to the Micro 21, the Company believes The White IRIS
(i) is safer and more convenient because it uses a closed-tube sampling procedure which does not require slide preparation, (ii) is more sensitive and precise because it counts significantly more white blood cells, (iii) allows an easier-to-obtain and more complete answer because it automatically classifies variant, immature and other abnormal cells whereas the Micro 21 is capable only of automated classification of normal cells, and (iv) is more cost effective because it requires less attended time. Nonetheless, there can be no assurance of the actual competitiveness of The White IRIS until the Company begins marketing the workstation.

         While other automated blood smear reading instruments capable of varying degrees of white blood cell differential analysis exist, they are relatively expensive. There is at least one such instrument currently in production (made by Omron, a Japanese company), but, to the Company's knowledge, it is not marketed outside of Japan. The Company is not aware of any current plans by Omron to market its white blood cell slide readers in the United States. TOA, Abbott Laboratories and Coulter Corporation, all manufacturers of blood cell counters, have begun displaying devices which automate the blood smear preparation process and are attachable to their respective analyzers but do not provide for automation of white blood cell differential analysis.

         Genetics

         The Company's product for the genetics market is the PowerGene analyzer. The principal competitive factors in this market are product features, software upgrades, clarity of output and customer service. The Company believes the PowerGene analyzers compete favorably with regard to these factors.

         The Company's primary competitor in this market is Applied Imaging which markets IVD imaging systems for prenatal and other genetic testing. Vysis Inc., a subsidiary of AMOCO Technology Company, also sells IVD imaging systems for this market. Its strategy has been to offer systems at a discount as a vehicle for selling its DNA probes, mostly into the genetics research market in the United States.

         Other Potential Competitors

         The Company is aware of at least three other companies that sell IVD imaging systems for cervical cytology application. They include Neuromedical Systems, Inc. and NeoPath, Inc., both of whom have begun marketing IVD imaging systems they have developed for PAP smear screening, and, AutoCyte, Inc., a new venture sponsored by F. Hoffman-La Roche, Inc. and certain venture capitalists.

INTELLECTUAL PROPERTY

         The Company's commercial success depends in large part on its ability to protect and maintain its proprietary rights. As such, the Company pursues broad protection of its proprietary technology through the filing of various patent applications. The Company has received numerous United States patents for its AIM technology and related applications as well as a number of corresponding foreign patents. These patents also cover developments in image analysis and blood processing. A number of additional patent applications are pending in the United States and abroad. Also, numerous patents relating to digital refractometers, centrifuges, automated slide handling and disposable urinalysis products were acquired in its recent acquisitions.

         The Company has an exclusive license from Cytocolor, Inc. for the patented 2-MPM cytoprobe to be used in The White IRIS. Cytocolor has pursued patent protection of this unique reagent through the filing of patent applications in the United States and abroad. Under the terms of the license, the Company will pay Cytocolor royalties of $1,000 per system for the first 1,000 sales of The White IRIS plus 8% of the net sales price of all consumable products containing 2-MPM.

         The Company has granted TOA a royalty-bearing license to use pre-1989 technology for urine sediment analyzers. See "--Competition--Urinalysis."

         Other companies have filed applications for, or have been issued, patents relating to products or processes that may be competitive with certain of the Company's products or processes. The Company has received a letter from Coulter Corporation informing the Company that the specimen sampling device used on The White IRIS might infringe one of its patents. Coulter Corporation offered the Company a license to the patent. However, the Company does not believe it is infringing the patent and declined the offer. The Company notes that Coulter Corporation is the distributor for IMI, a competitor in the hematology market, and has not pursued the matter further. As part of an arbitration settlement, Coulter and IMI recently terminated the exclusive nature of Coulter Corporation's distribution rights.

         In 1994, the Company notified IMI that its Micro 21 system infringed upon at least two of the Company's patents. The parties entered into negotiations regarding the licensing to IMI of these and possibly other Company patents but were unable to reach an agreement. IMI filed a complaint in the United States District Court for the Southern District of Florida in 1995, and the parties recently settled the case. As part of the settlement, IMI acknowledged the validity of the patents and agreed to pay the Company royalties on certain sales of the Micro 21. See "--Competition--Hematology" and "Legal Proceedings."

         The Company has trade secrets and unpatented technology and proprietary knowledge related to the sale, promotion, operation, development and manufacturing of its products. To protect these rights, the Company enters into confidentiality agreements with its employees and consultants.

         The Company claims copyright in its software and the ways in which it assembles and displays images, but it has not filed copyright registrations with the United States Copyright Office or any comparable state or foreign agency. The Company also owns various federally registered trademarks, including "IRIS," "The Yellow IRIS," "The White IRIS" and "PowerGene." The Company owns numerous other registered and unregistered trademarks. The Company also has certain trademark rights in foreign jurisdictions. The Company intends to aggressively protect its copyrights and trademarks.

GOVERNMENT REGULATION

         Most of the Company's products are subject to stringent government regulation in the United States and other countries which govern the testing, manufacture, labeling, storage, record-keeping, distribution, sale, marketing, advertising and promotion of such products. The regulatory process can be lengthy, expensive and uncertain, and securing clearances or approvals may require the submission of extensive official data and other supporting information. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution.

         In the United States, the FDA regulates medical devices under the Food, Drug, and Cosmetic Act (the "FDC Act"). Before a new medical device can be commercially introduced in the United States, the manufacturer usually must obtain FDA clearance by filing a pre-market notification under Section 510(k) of the FDC Act (a "510(k) Notification") or obtain FDA approval by filing a pre-market approval application (a "PMA Application"). The 510(k) Notification process can be lengthy, expensive and uncertain, but the PMA Application process is significantly more complex, expensive, time-consuming and uncertain. To date, the Company has cleared all of its regulated products with the FDA through the 510(k) Notification process including, most recently, The White IRIS and the Model 900UDx.

         The Company's business strategy includes the development of additional products for which FDA clearance or approval may be required, and no assurance can be given that the Company can secure any necessary FDA clearance to market these products or that the FDA will not require the filing of a PMA Application for these products. Furthermore, FDA clearance of a 510(k) Notification or approval of a PMA Application is subject to continual review, and the subsequent discovery of previously unknown facts may result in restrictions on a product's marketing or withdrawal of the product from the market.

         The Company is also required to register as a medical device manufacturer with the FDA and comply with FDA regulations concerning good manufacturing practices for medical devices ("GMP Standards"). The FDA recently expanded the scope of the GMP Standards with new regulations requiring medical device manufacturers to maintain control procedures for the design process, component purchases and instrument servicing. The FDA periodically inspects the Company's manufacturing facilities for compliance with GMP Standards. Based in part upon the results of prior FDA inspections, the Company believes that it can achieve substantial compliance with GMP Standards. The Company also believes that it can achieve substantial compliance with the expanded GMP Standards prior to the FDA's announced deadline of June 1998 and that achieving compliance will not require significant capital expenditures or have a material adverse effect on its business.

         The FDA also regulates computer software of the type used in the Company's IVD imaging systems and is currently reevaluating the regulation of such software. The Company cannot predict the extent to which the FDA will regulate such software in the future.

         Labelling, advertising and promotional activities for medical devices are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also enforces statutory and policy prohibitions against promoting or marketing medical devices for unapproved uses.

         Many states have also enacted statutory provisions regulating medical devices. The State of California's requirements in this area, in particular, are extensive, and require registration with the state and compliance with regulations similar to the GMP Standards established by the FDA. While the impact of such laws and regulations has not been significant to date, there can be no assurance that future developments in this area will not have a material adverse effect on the Company.

         In addition to domestic regulation of medical devices, many of the Company's products are subject to regulations in the foreign jurisdictions in which it operates or sells products. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. Although the Company distributes the PowerGene analyzer in more than 35 foreign countries, it has not yet applied for regulatory clearances or approvals to market The Yellow IRIS or The White IRIS in most of these foreign countries. The Company's business strategy includes expanding the geographic distribution of these and other products, and there can be no assurance that the Company can secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's existing business or future plans. Among other things, CE Mark certifications are, or may soon be, required for the sale of many products in certain international markets such as the European Community. The Company is actively pursuing CE Mark certification for many of its products, but there can be no assurance that the Company will be successful in securing such certification.

         In addition, the Company's products are subject to regulation by the United States Department of Commerce export controls, primarily as they relate to the associated computers and peripherals. The Company has not experienced any material difficulties in obtaining necessary export licenses to date.

         Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the discussion or promulgation of any additional laws or regulations could have a material adverse effect on the Company.

RECENT ACQUISITIONS AND OTHER SIGNIFICANT DEVELOPMENTS

         The Company has experienced substantial developments during the past year, and the following summarizes the more significant events occurring since January 1, 1996.

         StatSpin Acquisition

         The Company acquired StatSpin, Inc. ("StatSpin") in February 1996, in a transaction accounted for as a pooling-of-interests, for approximately 340,000 shares of Common Stock and the assumption of options and warrants to purchase an additional 126,000 shares of Common Stock. Through this acquisition, the Company acquired sample preparation technologies useful for future IVD imaging applications, a complementary line of products for smaller laboratories, as well as access to key distributors for small laboratory instruments and supplies. StatSpin had net sales of $4.3 million, $3.1 million and $2.9 million in 1996, 1995 and 1994, respectively.

         CenSlide Acquisition

         In March 1996, the Company purchased the CenSlide 1500 System and related products for manual microscopic examination from UroHealth Systems, Inc. for $850,000. Among other things, the Company acquired several United States and foreign patents, as well as the design for the unique centrifuge used in the CenSlide 1500 System. The Company recently transferred production of the CenSlide product line to StatSpin and currently markets it through its distribution channels. The CenSlide product line generated net sales of approximately $432,000 and $550,000 for 1996 and 1995, respectively.

         PSI Acquisition and Related Financing

         In July 1996, the Company acquired the digital imaging business of PSI for approximately $16.1 million plus a five-year warrant to purchase 875,000 shares of Common Stock at $8.00 per share. PSI's principal product is the PowerGene cytogenetic analyzer. The Company financed the purchase price with
(i) a $7.0 million subordinated note issued to the seller, (ii) a $7.8 million term loan from City National Bank and (iii) $1.3 million drawn under a new $1.5 million revolving line of credit with City National Bank. The Company accounted for the PSI Acquisition using the purchase method of accounting. Total revenues for this business were $6.1 million, $5.4 million and $4.3 million in 1996, 1995 and 1994, respectively.

         Prior to the PSI Acquisition, the Company did not have significant international sales. With the acquisition, the Company acquired an overseas operation headquartered in Chester, England supporting agents and distributors in more than 35 countries. International sales of the PowerGene line accounted for 64%, 56% and 54% of total sales for this product line in 1996, 1995 and 1994, respectively.

         The Company also acquired additional research and development resources through this acquisition. See "--Research and Development."

         Stock Repurchase

         In September 1996, as compensation to the Company for potentially missed business opportunities in hematology resulting from an amendment to the Company's joint development agreements with BMC and BMG, their affiliate agreed to the Company's repurchase of 469,413 shares of Common Stock and a warrant to purchase 250,000 shares of Common Stock held by the affiliate at their original aggregate purchase price of $2.1 million, or $4.54 per share, a substantial discount from the then current market price of $7.75 per share. The purchase price is payable in four installments, and the Company has paid two installments to date. The two remaining payments are due in the second half of 1997 and total $1.0 million. The Company has the right, if necessary, to extend the due dates of the remaining installments one year each, paying 8% interest during the extension periods. See "--Research and Development."

         Restructuring

         In response to a third quarter operating loss, the Company restructured its workforce during the fourth quarter of 1996. The restructuring reduced manpower by approximately 18% and is expected to reduce annual operating expenses by more than $1.9 million as compared to expenditure levels immediately prior to the restructuring. The Company incurred a one-time earnings charge in the fourth quarter of 1996 of approximately $300,000 for severance and other incremental costs associated with the restructuring.

         Proposed Public Offering

         In September 1996, the Company filed a registration statement with the Securities and Exchange Commission for an underwritten public offering by the Company of 3,000,000 shares of its Common Stock which was expected to generate net proceeds of at least $20 million based upon the price of the Common Stock at that time. The net proceeds of the public offering were to be used primarily to reduce outstanding indebtedness incurred to finance the PSI Acquisition and to repurchase the securities from the affiliate of BMC and BMG. Following the third quarter operating loss, the Company elected not to pursue the public offering at such time and, as an alternative, to pursue one or more smaller financing transactions. Most of the expenses of the offering were charged to operations in the third quarter of 1996.

         Amendment to Bank Loan Agreements

         As a result of the decision not to pursue the public offering and its recent operating losses, the Company was unable to comply with the financial covenants under the term loan and credit facility with City National Bank on September 30 and December 31, 1996. The inability to comply with these covenants constituted an event of default under the terms of the loan documents. In April 1997, the bank agreed to waive the default, amend the financial covenants and extend the maturity of both loans to April 15, 1998. In exchange, the Company agreed to increase the interest rates on both loans and to issue the bank a three-year warrant to purchase 50,000 shares of Common Stock at $3.875 per share. The Company also agreed to issue additional warrants to purchase 25,000 shares of Common Stock at prevailing market prices on each of June 1 and July 1, 1997 if the term loan is still outstanding on those dates. See "Managements Discussion and Analysis of Financial Condition and Results of Operations."

         Issuance of Preferred Stock

         On December 31, 1996, the Company completed a sale of equity securities for approximately $3 million in a private placement to Thermo Amex Convertible Growth Fund I, L.P. Specifically, the Company sold (i) 3,000 shares of a new Series A Convertible Preferred Stock ("Series A Preferred Stock") with a liquidation value of $1,000 per share and (ii) a warrant to purchase 84,270 shares of the Common Stock at an exercise price of $3.56 per share. The initial conversion price of the Series A Preferred Stock and the warrant exercise price were based on the average closing price of the Common Stock for the five trading days immediately preceding the closing of the sale.

         Each share of Series A Preferred Stock is convertible into a number of shares of Common Stock equal to (i) the liquidation value of a share of Series A Preferred Stock divided by (ii) a variable conversion price (discussed below). Any shares of Series A Preferred Stock not voluntarily converted during the three years following their initial sale will be automatically converted into Common Stock on December 31, 1999. The Series A Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the Common Stock or repurchase any shares of the Common Stock without the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

         The conversion price of the Series A Preferred Stock was fixed at $3.56 per share of Common Stock until April 1, 1997. Based on this conversion price, each share of Series A Preferred Stock would be convertible into approximately 281 shares of Common Stock, and the Company would have issued approximately 843,000 shares of

Common Stock if the holder elected to convert all the outstanding shares of Series A Preferred Stock. The conversion price is currently variable and equals the lower of (i) 85% of the average closing bid price of the Common Stock for the five consecutive trading days immediately preceding the conversion date (but in no event less than $1.50) or (ii) $3.56. The conversion price is subject to downward adjustments in the event that a registration statement is not declared effective by May 30, 1997 permitting public resale of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock.

         If the Company obtains additional financing prior to July 1, 1997 through a private placement of equity securities (or debt securities convertible into or coupled with equity securities), the holder of the Series A Preferred Stock will have the right to exchange some or all of the Series A Preferred Stock and Warrants then owned by it for the new securities offered by the Company at an exchange price equal to the purchase price of such new securities.

         The Company obtained written representations from the investor that, among other things, it was (i) an "accredited investor" as defined in Rule 501 and (ii) acquiring the Series A Preferred Stock for its own account for investment purposes and not with a view to resale or distribution of such securities in violation of the Securities Act of 1933. The Company did not engage in any form of general solicitation or advertising, and the securities bear appropriate restrictive legends. Based on these representations, the Company believes the sale of securities in this transaction was exempt from registration under the Securities Act of 1933 based on Regulation D.

FORWARD LOOKING STATEMENTS

         The foregoing description of the Company's business, as well as the remaining sections of this Annual Report on Form 10-K, contain various forward-looking statements which reflect the Company's current views with respect to future events and financial results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements."

GLOSSARY OF SELECTED TERMS

         The following glossary defines certain technical terms used to describe the Company's business.

         AUTOMATED INTELLIGENT MICROSCOPY (AIM). The synthesis of visual microscopy, digital image processing and automated image interpretation/pattern recognition to analyze microscopic specimens. The Yellow IRIS, The White IRIS and PowerGene are all examples of instruments which are based on AIM technology.

         AUTOMATIC KARYOTYPING. A procedure to capture and digitize an image of a spread of chromosomes from a dividing nucleus (metaphase) which may be further enhanced by image processing. The individual chromosomes in the enhanced image are then automatically separated and matched into their respective pairs (karyotype).

         COMPARATIVE GENOMIC HYBRIDIZATION (CGH). A molecular biology method to globally view DNA for gain or loss (amplifications or deletions) of genetic material using a FISH procedure.

         CYTOPROBE. A chemical reagent which reacts with enzymatic granules within a cell to produce unique color characteristics which are useful in identifying the cell.

         DNA. Deoxyribonucleic acid, the chemical composition of chromosomes in the nuclei of living cells, consisting of two long chains of alternating phosphate and deoxyribose units twisted into a double helix and joined by hydrogen bonds between the complementary bases adenine and thymine or cytosine and guanine bound in unique sequences that determine genetic characteristics.

         DNA PROBE ANALYSIS. A molecular biology method using synthesized unique short sequences of DNA (deoxyribonucleotides) to locate their exact template along the DNA chain in the nucleus of a cell.

         FLUORESCENT IN-SITU HYBRIDIZATION (FISH). A procedure which allows microscopic observation of the location of a unique sequence of DNA by using a DNA probe with a molecule attached to it which emits a distinctive color when illuminated.

         IN VITRO DIAGNOSTIC (IVD) TESTING. Testing conducted outside of the body in a laboratory apparatus using a specimen obtained from the patient (blood, urine, tissue, etc.) to identify or monitor a disease.

         LEUKOCYTE DIFFERENTIAL ANALYZER. An automated, high-speed laboratory instrument for classifying the white blood cells (or leukocytes) in a blood specimen into different categories and determining the relative proportion of each category.

         MULTIPLEX FLUORESCENT IN-SITU HYBRIDIZATION (M-FISH). A procedure which allows the combination of microscopic observations of the locations of a multiplicity of unique DNA sequences by using a multiplicity of DNA probes, each specific for one of the unique sequences, and each with one of several fluorescent molecules attached such that each location is observed to have a distinguishable color when illuminated.

         REFERENCE LABORATORY. A commercial clinical laboratory which performs general IVD testing of specimens referred from physician offices and more specialized IVD testing for physician offices and hospitals.

         REFRACTOMETER. A device which measures the index of refraction of a solution, typically to determine its concentration or specific gravity.

         SLIDELESS MICROSCOPY. The process of presenting a microscopic specimen to the optical portion of a microscope without using a conventional microscope slide. Slideless microscopy is implemented in The Yellow IRIS and The White IRIS using a patented flowcell through which the specimen literally flows past a microscope objective.

ITEM 2.  PROPERTIES.

         The Company leases all of its facilities. The leases expire at various times over the next four years. The Company's headquarters are located at 9162 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding the Company's leaseholds as of December 31, 1996:

                           Approximate
                           Floor Space         Monthly
 Location                  (Sq. Ft.)           Rent            Use
 ----------------          -------------       --------        ---------------------------------------------------
 Chatsworth, CA              26,000            $13,600         Sales and Marketing, Research and Development,
                                                               Manufacturing and Corporate Administration
 League City, TX              7,000             $8,400         Sales and Marketing, Research and Development and
                                                               Manufacturing
 Norwood, MA                 11,000             $7,200         Sales and Marketing, Research and Development and
                                                               Manufacturing

 Chester, England             5,000     [Pounds] 4,200         Sales and Marketing and Manufacturing

         The Company believes that its facilities are adequate to meet its current needs. Although it has limited expansion space at its Chatsworth facility, the Company believes that it can accommodate planned growth at this facility for the near term by leasing additional office space for certain non-manufacturing related activities, making modifications to the Chatsworth facility and adding a second shift to its manufacturing operations.

ITEM 3.  LEGAL PROCEEDINGS.

         In 1994, the Company became aware that IMI was demonstrating a new slide-based microscopic imaging system called the Micro 21. See "Business--Competition--Hematology." After further examination of the IMI system, the Company notified IMI that the Micro 21 infringed upon at least two of the Company's patents. The parties then entered into negotiations regarding the licensing to IMI of these and possibly other Company patents. The parties were unable to reach an agreement, and IMI subsequently filed a complaint in the United States District Court for the Southern District of Florida (Case No. 95-8594CIV).

         The Company and IMI settled their dispute during the first quarter of 1997. Under the terms of the settlement, IMI acknowledged the validity of the two patents in question, and the Company granted IMI a nonexclusive license to use the patents for sales of the Micro 21 in the United States. IMI will pay the Company a royalty on distributor sales of the Micro 21 but not on direct sales. The license does not apply to international sales of the Micro 21.

         In 1995, TOA began displaying the UF-100 urine sediment analyzer in the United States. See "Business--Competition--Urinalysis." The Company subsequently asserted its rights under an existing agreement between the two companies to distribute the UF-100 in North America. TOA disputed the right of the Company to distribute the product and commenced an arbitration proceeding in March 1996 before the International Chamber of Commerce. Based on the existing agreement, the arbitrators ruled that the Company was indeed entitled to exclusive distribution rights in North America for the UF-100 and to royalties on sales of the UF-100 outside of North America. No damages were awarded, and each party will bear its own attorneys fees.

         As part of the purchase price for the PSI Acquisition, the Company issued to the seller a five-year warrant to purchase 875,000 shares of Common Stock at $8.00 per share. Following the Company's restatement in the third quarter of 1996 of financial results for certain prior periods, the Company received a request from the seller for a reduction in the exercise price of the warrant. In its request, the seller asserted that it had relied on the prior financial information and suffered material damage as a result. The Company has declined to consider the seller's request until the Company has evaluated its claims against the seller.

         The Company is involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock is traded on the American Stock Exchange ("Amex") under the symbol "IRI." The closing price of the Common Stock on March 25, 1997 was $3.875 per share. The table below sets forth high and low closing prices reported by Amex for the period January 1, 1995 through December 31, 1996:

                                                                            High                Low
                                                                          --------            -------
 FISCAL 1995
          First Quarter  . . . . . . . . . . . . . . . . . . . . .        $  8 7/8            $  5 1/4
          Second Quarter . . . . . . . . . . . . . . . . . . . . .           8 5/8               6
          Third Quarter  . . . . . . . . . . . . . . . . . . . . .           8                   6 1/4
          Fourth Quarter . . . . . . . . . . . . . . . . . . . . .           8                   6 3/8
 FISCAL 1996
          First Quarter  . . . . . . . . . . . . . . . . . . . . .           7 7/8               6 1/4
          Second Quarter . . . . . . . . . . . . . . . . . . . . .          12 3/4               6 5/8
          Third Quarter  . . . . . . . . . . . . . . . . . . . . .           9 1/2               7 1/4
          Fourth Quarter . . . . . . . . . . . . . . . . . . . . .           7 1/2               3 3/8

         As of March 25, 1997, IRIS had approximately 4,500 holders of record of its Common Stock.

         The Company intends to employ all available funds in the development of its business and the repayment of indebtedness and, as a result, does not expect to pay any cash dividends for the foreseeable future. Furthermore, the Company may not pay any cash dividends on the Common Stock, or repurchase any shares of the Common Stock, without the written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

         On December 31, 1996, the Company completed a private sale of Series A Preferred Stock and warrants to purchase Common Stock for approximately $3.0 million to the Thermo Amex Convertible Growth Fund I, L.P. See
"Business--Recent Acquisitions and Other Significant Developments--Issuance of Preferred Stock."

ITEM 6.  SELECTED FINANCIAL DATA.

         This information is derived in part from, and should be read in conjunction with, the Company's Financial Statements, including the Notes thereto, as included elsewhere in this Annual Report.

                                                            Year Ended December 31,
                                    -------------------------------------------------------------------
                                         1992           1993          1994           1995          1996
                                    ---------      ---------     ---------      ---------     ---------
                                                   (in thousands, except per share data)
 Net revenues  . . . . . . . .        $10,823        $12,393       $12,469        $14,392       $20,554
 Interest and other income, net           129             68           206            378          (409)
 Net income (loss) . . . . . .            929          1,323         1,622          2,126        (7,428)
 Net income (loss) per share .            .18            .25           .28            .33         (1.21)
 Working capital . . . . . . .          5,339          6,812         7,779         11,234         1,914
 Total assets  . . . . . . . .          9,290         11,181        13,282         22,203        37,860
 Long term debt, including
 current portion . . . . . . .            676            603           367            311        13,000
 Total liabilities . . . . . .          2,981          3,415         3,122          3,261        24,096
 Shareholders' equity  . . . .          6,310          7,766        10,160         18,942        13,765
 Cash dividends per share  . .             --             --            --             --            --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company generates revenues from sales of IVD imaging systems based on its patented and proprietary AIM technology. Following the initial sale, these systems become part of the "installed base" and generate follow-on sales of supplies and service necessary for their operation. The Company also generates revenues from sales of ancillary lines of small laboratory instruments and supplies.

         Until recently, the Company generated most of its revenues from sales of two models of The Yellow IRIS urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS. The Model 900UDx urine pathology system, the latest in The Yellow IRIS family, is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. The Company received FDA clearance to market the Model 900UDx in March 1996 and began sales in May of that year. The Company also received FDA clearance to market The White IRIS leukocyte differential analyzer in May 1996 and expects to start sales of this system in 1997. Finally, the Company began selling the PowerGene family of genetic analyzers in August 1996 after completing the PSI Acquisition.

         The Company invests in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                                                           Year Ended December 31,
                                                                                     ---------------------------------
                                                                                         1994         1995        1996
                                                                                     --------     --------    --------
                                                                                                (in thousands)
 Research and development expense, net . . . . . . . . . . . . . . . . . .            $   663       $1,220      $1,978
 Capitalized software development costs  . . . . . . . . . . . . . . . . .                 25          299         577
 Reimbursed costs for research and development grants and contracts  . . .              1,111          843       1,780
                                                                                      -------      -------     -------
          Total product technology expenditures  . . . . . . . . . . . . .             $1,799       $2,362     $ 4,335
                                                                                       ======       ======     =======

         The Company has in the past partially funded its research and development programs through (i) grants from NASA and NIH, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities. See "Business--Research and Development."

RECENT ACQUISITIONS AND OTHER SIGNIFICANT DEVELOPMENTS

         Since January 1, 1996, the Company has completed several important acquisitions and announced several other significant developments. The following is a brief summary of those developments.

         (1) The Company acquired StatSpin in February 1996 in a pooling-of-interests transaction. StatSpin manufacturers and markets special-purpose centrifuges and related supplies for the clinical laboratory market.

         (2) In March 1996, the Company purchased the CenSlide 1500 System and related products for centrifugal urine sedimentation and manual microscopic examination from UroHealth Systems, Inc. for $850,000.

         (3) The Company completed the PSI Acquisition in July 1996 for approximately $16.1 million plus a five-year warrant to purchase 875,000 shares of Common Stock at $8.00 per share, thereby adding the PowerGene genetic analyzer to its line of IVD imaging systems. The Company financed the acquisition with (i) a $7.0 million subordinated note (the "Subordinated Note"), (ii) a $7.8 million term loan (the "Term Loan") and (iii) $1.3 million drawn under a new $1.5 million revolving line of credit (the "Credit Facility").

         (4) In September 1996, the Company repurchased 469,413 shares of Common Stock and a warrant to purchase 250,000 shares of Common Stock for $2.1 million from an affiliate of BMC. The Company has paid the first two installments of the purchase price, and the remaining payments, totaling $1.0 million, are due in the second half of 1997 (the "Stock Repurchase Debt"). The Company has the right, if necessary, to extend the due dates of the remaining installments by one year each, but must pay 8% interest during the extension periods.

         (5) In response to a third quarter operating loss, the Company restructured its workforce during the fourth quarter of 1996 and reduced the number of employees by approximately 18%.

         (6) In September 1996, the Company filed a registration statement with the Securities and Exchange Commission for an underwritten public offering. The net proceeds of the public offering were to be used primarily to reduce outstanding indebtedness incurred to finance the PSI Acquisition and to pay the Stock Repurchase Debt. Following the third quarter operating loss, the Company elected not to pursue the public offering and, as an alternative, to pursue one or more smaller financing transactions. Most of the expenses of the offering, totaling $686,000, were charged to operations in the third quarter of 1996.

         (7) On December 31, 1996, the Company completed a private sale of Series A Preferred Stock and warrants to purchase Common Stock for approximately $3.0 million to the Thermo Amex Convertible Growth Fund I, L.P.

         (8) As a result of the decision not to pursue the public offering and its recent operating losses, the Company was unable to comply with the financial covenants in the Term Loan and the Credit Facility on September 30 and December 31, 1996. The inability to comply with these covenants constituted an event of default under the terms of the loan documents. In April 1997, the bank agreed to waive the default, amend the financial covenants and extend the maturity of both loans to April 15, 1998.

         For a detailed description of the above events, see "Business--Recent Acquisitions and Other Significant Developments."

RESULTS OF OPERATIONS

         The consolidated financial statements of the Company contained in this report have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin in accordance with the pooling-of-interests method of accounting. The consolidated financial statements also reflect the consummation of the PSI Acquisition on July 31, 1996 which was accounted for using the purchase method of accounting. Accordingly, the consolidated statements of operations for the year ended December 31, 1996 include the financial results of PSI from the date of acquisition, July 31, 1996.

      Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

         Net sales for the year ended December 31, 1996 increased to $20.6 million from $14.4 million, an increase of $6.2 million or 43% over the prior year. Sales of IVD imaging systems increased to $6.4 million from $4.2 million, an increase of $2.2 million or 50% over the prior year. The increase was due primarily to the addition of the PowerGene family of genetic analyzers to the Company's product line in August 1996 as a result of the PSI Acquisition. The Company believes that the ongoing consolidation in the healthcare industry may be adversely affecting sales of The Yellow IRIS as some hospitals and reference laboratories appear to be postponing large capital investment decisions due to the resulting uncertainty. The Company also believes that there is a growing trend among potential customers for The Yellow IRIS toward leasing these systems on a cost-per-test basis rather than purchasing them. This trend is expected to spread the revenue from system placements over several years.

         Sales of IVD imaging system supplies and service increased to $9.1 million from $6.7 million, an increase of $2.4 million or 35% over the prior year, due to the larger installed base of IVD imaging systems and the conversion of The Yellow IRIS installed base to the new CHEMSTRIP/IRIStrip urine test strips marketed exclusively by the Company. As of December 31, 1996, the Company had converted more than 90% of this installed base from test strips marketed by various distributors to the new strips. Sales of small instruments and supplies increased to $5.1 million from $3.4 million, an increase of $1.7 million or 48%, over the prior year. The increase reflects generally higher sales levels of the StatSpin products, as well as the addition of the CenSlide product line in March 1996.

         Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 51% for the year ended December 31, 1996 from 48% for the prior year due primarily to the addition of the Model 900UDx to the product line and amortization of increased fixed costs for IVD imaging systems. These factors were partially offset by the addition of the higher-margin PowerGene family of genetic analyzers to the Company's product line in August 1996. Although the Model 900UDx currently has a lower gross margin than other models of The Yellow IRIS due to an OEM component on which the Company recognizes minimal gross margin, the Company expects the Model 900UDx to generate higher sales of CHEMSTRIP/IRIStrips and other supplies. Cost of goods for IVD imaging system supplies and service increased as a percentage of sales of such products to 56% for the year ended December 31, 1996 from 47% for the prior year primarily due to relatively lower gross margins on sales of CHEMSTRIP/IRIStrip urine test strips which accounted for a greater proportion of sales of system supplies, as well as a decline in gross margins on service of IVD imaging systems. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 53% for the year ended December 31, 1996 from 57% for the prior year due to an overall change in product mix toward higher gross margin items. The net result of these changes was a decrease in aggregate gross margin to 46% for the year ended December 31, 1996 from 50% for the prior year.

         Marketing and selling expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as salaries for the marketing and distributor relations departments. Marketing and selling expenses increased to $4.6 million for the year ended December 31, 1996 from $2.9 million, an increase of $1.7 million or 61% over the prior period, and increased as a percentage of net sales to 23% from 20%, due to the addition of the sales force from the PSI Acquisition and increased spending on promotions, telemarketing and customer support.

         General and administrative expenses consist primarily of payroll costs associated with the Company's management and support personnel, facilities related costs and legal and accounting fees. General and administrative expenses increased to $3.3 million for the year ended December 31, 1996 from $2.0 million, an increase of $1.3 million or 60% over the prior year, and increased as a percentage of net sales from 14% to 16%.

         Net research and development expenses consist of costs incurred for the development of new products and improvements to existing products less third-party reimbursements under joint development programs, grants and research and development contracts. Net research and development expenses increased to $2.0 million for the year ended December 31, 1996 from $1.2 million, an increase of $758,000 or 62% over the prior year, and increased as a percentage of net sales to 10% from 8%. Reimbursements under joint development programs increased to $1.8 million from $843,000. Total product technology expenditures increased to $4.3 million from $ 2.4 million, an increase of $1.9 million or 84% over the prior year, due primarily to work on the Model 900UDx and The White IRIS, as well as the addition of research and development staff from the PSI Acquisition.

         Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with joint development projects and intangible assets arising from acquisitions and patents. Amortization of intangible assets for the year ended December 31, 1996 increased to $794,000 from $127,000, an increase of $667,000 or 524% over the prior year, primarily as a result of the acquisition of intangible assets in the PSI Acquisition, as further described below.

         The results of operations for the year ended December 31, 1996 include certain unusual charges to earnings of $2.0 million primarily for the write-off of deferred offering costs ($686,000), litigation expenses ($617,000), restructuring charges ($298,000) and merger related expenses ($244,000).

         Acquisition of in-process research and development for the year ended December 31, 1996 reflects the PSI Acquisition which resulted in a non-recurring charge of $7.3 million. Acquisition of in-process research and development for the year ended December 31, 1995 reflects the acquisition of LDA which resulted in a non-recurring, non-cash charge of $2.9 million. The FDA cleared The White IRIS, acquired from LDA, in May 1996.

         Interest income consists of income from investments and decreased to $222,000 for the year ended December 31, 1996 from $310,000 for the comparable period, primarily as the result of decreased amounts of invested cash during 1996.

         Interest expense increased to $681,000 for the year ended December 31, 1996 from $43,000 for the comparable period due to the indebtedness incurred to finance the PSI Acquisition.

         The income tax benefit for the year ended December 31, 1996 was $3.5 million as compared to an income tax benefit of $3.6 million for 1995. The Company recognized a deferred tax benefit of $3.6 million in 1995 due to a significant reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history. At December 31, 1996, the Company increased the valuation allowance by $437,000 based on an assessment of operating results and other factors. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax asset will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of taxable income during the carryforward period decrease.

         The above factors contributed to a net loss of $7.4 million, or $1.21 per share, for the year ended December 31, 1996 as compared to net income of $2.1 million, or $0.33 per share, for the year ended December 31, 1995. Excluding the charges for the acquisition of in-process research and development from the PSI Acquisition and the $2.0 million of unusual charges discussed above, the Company would have had a net loss of approximately $ 1.5 million, or $0.25 per share, for the year ended December 31, 1996. Excluding the charges for the acquisition of in-process research and development from LDA and the recognition of the tax benefit due to the reduction in the deferred tax asset valuation allowance, the Company would have had net income of approximately $1.4 million, or $0.22 per share, for the year ended December 31, 1995.

         The staff of the Securities and Exchange Commission recently announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position that, solely for purposes of calculating earnings per share, the potential discount is an embedded dividend to the preferred stockholders which reduces the amount of income available to common stockholders. As a result of the staff's new accounting position, the issuance of the Series A Preferred Stock could result in a reduction in earnings per share of up to $0.08 in the first quarter of 1997. The staff's position is limited to the calculation of earnings per share and will not have any effect on the Company's net income or cash flow.

      Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

         Net sales increased to $14.4 million for 1995 from $12.5 million for 1994, an increase of $1.9 million or 15%. Sales of IVD imaging systems decreased to $4.2 million in 1995 from $4.6 million in 1994, a decrease of $318,000 or 7% from the prior year due to the sale of fewer systems in 1995. Sales of IVD imaging system supplies and service increased to $6.7 million from $5.0 million, an increase of $1.7 million or 34% over the prior year, due to the larger installed base of IVD imaging systems and the introduction of the new CHEMSTRIP/IRIStrip urine test strips in late 1994. Sales of small instruments and supplies increased to $3.4 million from $2.9 million, an increase of $528,000 or 18%. The increase reflects generally higher sales of the StatSpin product line and the addition of the Biovation product line in March 1995.

         Cost of goods for IVD imaging systems as a percentage of sales of IVD imaging systems totaled 48% for 1995, the same as for 1994. Cost of goods for IVD imaging system supplies and service decreased as a percentage of sales of IVD imaging system supplies and service to 47% for 1995 from 50% for 1994 due to a decrease in service costs, offset to some extent by lower gross margins on the CHEMSTRIP/IRIStrip urine test strips. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 57% for 1995 from 63% for 1994 due to higher gross margins on the recently added Biovation product line as well as improved gross margins on the StatSpin product lines due to increased sales volume. The net result of these changes and the overall change in product mix was an increase in gross margin to 50% for 1995 from 48% for 1994.

         Marketing and selling expenses increased to $2.9 million for 1995 from $2.1 million for 1994, an increase of $789,000 or 38%, due to increased spending on direct sales and after-sales support, and increased as a percentage of net sales to 20% from 17%.

         General and administrative expenses increased to $2.0 million for 1995 from $1.6 million for 1994, an increase of $396,000 or 24%, and increased as a percentage of net sales from 13% in 1994 to 14% in 1995.

         Net research and development expenses increased to $1.2 million for 1995 from $663,000 for 1994, an increase of $557,000 or 84%, and also increased as a percentage of net sales to 8% from 5%. The increase in net research and development expenses was due principally to a decrease in reimbursements under research and development contracts and increased spending by the Company on the continued development of The White IRIS. Reimbursements under research and development contracts and joint development programs decreased to $843,000 from $1.1 million, a decrease of $268,000 or 24%, due to the acquisition of LDA. Total product technology expenditures increased to $2.4 million from $1.8 million, an increase of $563,000 or 31%, reflecting the addition of two new research projects, a modest increase in general research and development activity and continuing expenditures by the Company on The White IRIS to complete its development and pursue FDA clearance.

         Amortization of intangible assets for the year ended December 31, 1995 increased to $127,000 from $81,000, an increase of $46,000 or 57% over the prior year, primarily as a result of the acquisition of the digital refractometer product line of Biovation, Inc. during the first quarter of 1995.

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

         Acquisition of in-process research and development in 1995 reflects the acquisition of LDA which resulted in a non-recurring, non-cash charge of $2.9 million.

         The income tax benefit for 1995 was $3.6 million as compared to a $79,000 provision in 1994. The Company recognized a deferred tax benefit of $3.6 million in 1995 due to a significant reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's assessment of the realizability of its net operating loss carryforwards based on recent operating history. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of taxable income during the carryforward period decrease.

         Net income increased to $2.1 million, or $0.33 per share, for 1995 as compared to net income of $1.6 million, or $0.28 per share, for 1994. Excluding the effects of the non-recurring charge for the acquisition of in-process research and development and the recognition of the tax benefit due to the reduction in the deferred tax asset valuation allowance, the Company would have had net income of approximately $1.4 million, or $0.22 per share, for 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments decreased to $4.3 million at December 31, 1996 from $6.2 million at December 31, 1995. The decrease is primarily attributable to operating losses, acquisition expenses, increased levels of inventory and accounts receivable and additions to plant and equipment. Inventory levels during 1996 increased to $4.8 million from $2.9 million. This increase was primarily due to the increase in raw materials and finished goods associated with the introduction of the Model 900UDx and anticipated sales increases. Total accounts receivable increased to $5.2 million at December 31, 1996 from $3.8 million at December 31, 1995. This increase was primarily the result of acquisitions.

         In 1996, the Company expended $1.2 million for capital equipment and $577,000 in capitalized software development. The Company expended $821,000 and $266,000 for capital equipment and $299,000 and $25,000 in capitalized software development in 1995 and 1994, respectively. The Company does not presently have any material commitments for capital expenditures.

         During 1996, the Company generated cash of $350,000 from stock sales to employees under the Company's stock option and purchase plans and from exercises of stock options assumed in connection with acquisitions. The Company generated cash of $1.7 million and $356,000 in 1995 and 1994, respectively, from exercises of outstanding warrants issued in connection with joint development programs and stock sales to employees under the Company's stock option and purchase plans.

         On December 31, 1996, the Company completed a private sale of Series A Preferred Stock and warrants to purchase Common Stock for approximately $3.0 million to the Thermo Amex Convertible Growth Fund I, L.P. See
"Business--Recent Acquisitions and Other Significant Developments--Issuance of Preferred Stock."

         The Company financed the purchase price for the PSI Acquisition with the Subordinated Note ($7.0 million), the Term Loan ($7.8 million) and the Credit Facility ($1.3 million). The Term Loan and Credit Facility impose certain operating and financial covenants on the Company. Due to an inability to comply with these financial covenants, the Company was in default on both loans at September 30 and December 31, 1996. During the first quarter of 1997, the bank waived the default, amended the financial covenants and extended the maturity of both loans. In exchange, the Company agreed to increase the interest rates on both loans and to issue the bank a three-year warrant to purchase 50,000 shares of Common Stock at $3.875 per share. The Company also agreed to issue additional warrants to purchase 25,000 shares of Common Stock at prevailing market prices on each of June 1 and July 1, 1997 if the Term Loan is still outstanding on those dates. (The following discussion reflects the amendments to the Term Loan and Credit Facility). See "Business--Recent Acquisitions and Other Significant Developments--Amendment to Bank Loan Agreements."

         On December 31, 1996, the outstanding principal balance of the Term Loan was $6.0 million. Since that date, the Company has reduced the outstanding principal balance of the Term Loan to $4.2 million, in large part with the net proceeds from the sale of the Series A Preferred Stock. See "Business--Recent Acquisitions and Other Significant Developments--Issuance of Preferred Stock." The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.50% on April 1, 1997) plus 1.5%. The interest rate increases an additional 0.25 percentage points on each of June 1 and July 1, 1997. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty.

         The outstanding principal balance on the Credit Facility was $1.3 million on December 31, 1996. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 1.5%. The interest rate increases an additional 0.25 percentage points on each of June 1 and July 1, 1997 if the Term Loan is still outstanding on those dates. The Credit Facility, collateralized by a first priority lien on all assets, matures April 15, 1998.

         The outstanding principal balance on the Subordinated Note was $7.0 million on December 31, 1996. The Subordinated Note bears interest at a fixed rate of 8.5% per annum payable in quarterly installments. The entire principal is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Upon the issuance by the Company of equity securities generating net proceeds in excess of $14.5 million, the Company must apply fifty percent of the excess to the prepayment of the Subordinated Note. The payment of principal and interest on the Subordinated
Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of all indebtedness to City National Bank. The default under the Term Loan and Credit facility did not cause a default under the Subordinated Note because the bank did not accelerate the maturity of the Term Loan or the Credit Facility.

         On December 31, 1996, the outstanding balance of the Stock Repurchase Debt was approximately $1.6 million. The Company has since paid the second of four installments, and the remaining installments, due in the second half of 1997, total $1.0 million. The Company has the right, if necessary, to extend the due dates of the remaining installments by one year each, but must pay 8% interest during the extension periods. See "Business--Recent Acquisitions and Other Significant Developments--Stock Repurchase."

         In March 1996, the Company purchased the CenSlide 1500 System and related products for manual microscopic examination for $850,000. See "Business--Recent Acquisitions--CenSlide Acquisition."

         The Company believes that its current cash on hand plus short-term investments, together with cash generated by operations, will be sufficient to fund normal operations and pay interest on outstanding debt obligations for at least the next year. However, there can be no assurance that these goals will be achieved.

         The Company is presently pursuing additional financing to repay outstanding principal on its long-term indebtedness and to fund its long-term business strategy. There can be no assurance that the Company can secure adequate additional financing on favorable terms, if at all. If the Company is unable to obtain the necessary financing during the next twelve months, the Company will have to pursue an arrangement with its creditors to restructure its long-term indebtedness and revise its long-term business strategy. Additional outside financing (or a restructuring of existing indebtedness) could result in dilution to holders of Common Stock and significant financial and operational restrictions on the Company.

         In September 1995, the Company and Poly entered into a research and development agreement to develop the Poly Products using the Company's technology. The Company is funding the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly is reimbursing the Company for the excess. The Company has an option until 121 days after termination of the agreement with Poly to acquire all of the common stock of Poly for an aggregate price increasing on August 1, 1997 from $4.4 million to $5.1 million payable in cash or shares of Common Stock of the Company. If the Company elects to exercise its option, the portion of the net cost of the acquisition allocated to completed products would be capitalized and its subsequent amortization would impact future earnings. For the portion of the net cost of the acquisition allocated to in-process research and development, the Company would record a nonrecurring, noncash (if purchased with Common Stock), charge against then current earnings. See "Business--Research and Development."

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

RECENTLY-ISSUED ACCOUNTING STANDARDS

         In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. The Company has not yet determined the impact of SFAS No. 128.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion, as well as the other sections of this Annual Report on Form 10-K, contain various forward-looking statements which reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things,
(i) the ability of the Company to secure additional financing to repay the remaining principal balance of its long-term debt and to fund its long-term business strategy, (ii) the degree to which the Company's recent restructuring will reduce future operating expenses, (iii) unexpected technical and marketing difficulties inherent in the introduction of sophisticated, capital-intensive new medical instruments such as The White IRIS and other planned instrument introductions, (iv) the potential need for changes in the Company's long-term strategy in response to future developments, (v) future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by the Company's products, (vi) rapid technological change in the microelectronics and software industries, (vii) increasing competition from imaging and non-imaging based in-vitro diagnostic products and (viii) difficulties in assimilating acquired companies and product lines such as PSI.

         The Company has attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 to this Form 10-K ("Additional Information Regarding Forward-Looking Statements"). The Company will provide copies of Exhibit 99 to registered stockholders free of charge upon receipt of a written request submitted to the Company's Controller at 9162 Eton Avenue, Chatsworth, California 91311. Stockholders may also obtain copies of Exhibit 99 for a nominal charge from the Public Reference Section of the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 and at its Regional Office at 5757 Wilshire Boulevard, Los Angeles, California 90036. Exhibit 99 is also available through the SEC's World Wide Web site located at http://www.sec.gov.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements are listed in the Index to Financial Statements in Part IV, Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from "Directors and Executive Officers" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1997 Annual Meeting of IRIS Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

         Incorporated by reference from "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1997 Annual Meeting of IRIS Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1997 Annual Meeting of IRIS Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1997 Annual Meeting of IRIS Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

         1.      Index to Financial Statements
                                                                                                     Page
                                                                                                     ----
                 Report of Independent Public Accountants.                                           F-1
                 Independent Auditors' Report.                                                       F-1
                 Consolidated Balance Sheets at December 31, 1996 and 1995.                          F-2
                 Consolidated Statements of Operations for the Years Ended December 31,
                    1996, 1995, and 1994.                                                            F-3
                 Consolidated Statements of Shareholders' Equity for the Years Ended
                    December 31, 1996, 1995, and 1994.                                               F-4
                 Consolidated Statements of Cash Flows for the Years Ended December 31,
                    1996, 1995 and 1994.                                                             F-7
                 Notes to Consolidated Financial Statements.                                         F-8

         2.      Financial Statement Schedules Covered by the Foregoing Report of
                 Independent Public Accountants.

                 Schedule II-Valuation and Qualifying Accounts                                       F-24

         Other financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

                 3. EXHIBITS

  No.                                              Description
  --                                               -----------
  3.1(a)   --    Certificate of Incorporation, as amended (1)
  3.1(b)   --    Certificate of Designations of Series A Convertible Preferred Stock (2)
  3.2      --    Restated Bylaws (3)
  4.1      --    Specimen of Common Stock Certificate (4)
  4.1      --    Certificate of Designations of Series A Convertible Preferred Stock (2)
  10.1     --    Lease of the Company's headquarters facility, as amended (5)
  10.2(a)  --    1982 Stock Option Plans and form of Stock Option Agreement (6)
  10.2(b)  --    1983 and 1986 Stock Option Plans, and forms of Stock Option Agreements for each Plan (7)
  10.2(c)  --    Amended and Restated 1986 Stock Option Plan (8)
  10.2(d)  --    1994 Stock Option Plan and forms of Stock Option Agreements (9)
  10.2(e)  --    Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan (10)
  10.2(f)  --    Key Employee Stock Purchase Plan (11)
  10.3     --    Various Agreements with TOA Medical Electronics (12)
  10.4(a)  --    Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation (13)
  10.4(b)  --    Research and Development and Distribution Agreement dated February 6, 1995 by and among the
                 Company, LDA Systems, Inc. and Corange International Limited (13)
  10.4(c)  --    Amendment to Distribution Agreements (14)
  10.5     --    Warrant Certificate dated March 20, 1995 issued to Biovation, Inc. (13)
  10.6(a)  --    Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A
                 Systems, Inc. (15)
  10.6(b)  --    Research and Development Agreement dated as of September 29, 1995 between the Company and
                 Poly U/A Systems, Inc. (15)
  10.6(c)  --    $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in favor of the Company (15)
  10.6(d)  --    Certificate of Incorporation of Poly U/A Systems, Inc. (See Article FOUR regarding the
                 IRIS Option) (15)
  10.7(a)  --    Agreement and Plan of Merger dated January 31, 1996 between the Company and StatSpin, Inc. (16)
  10.7(b)  --    Registration Rights Agreement dated January 31, 1996 between the Company and StatSpin
                 Stockholders (16)
  10.8(a)  --    Asset Purchase Agreement dated as of July 15, 1996 by and among the Company, Digital Imaging
                 Technologies, Inc., Perceptive Scientific Instruments, Inc. and Perceptive Scientific
                 Technologies, Inc. (17)
  10.8(b)  --    Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and
                 Digital Imaging Technologies, Inc. (10)
  10.8(c)  --    Warrant Certificate dated July 31, 1996 issued to Digital Imaging Technologies, Inc. (10)
  10.8(d)  --    Stockholder Guaranty Agreement dated July 31, 1996 between Edward Randall, III and PSII
                 Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                 Scientific Instruments, Inc.) (10)
  10.8(e)  --    Non-Competition Agreement dated as of July 15, 1996 between Edward Randall, III and PSII
                 Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                 Scientific Instruments, Inc.) (10)
  10.8(f)  --    Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging
                 Systems, Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of the Company
                 (now known as Perceptive Scientific Instruments, Inc.) (10)
  10.9     --    $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of Digital
                 Imaging Technologies, Inc. (10)
  10.10(a) --    $1,500,000 Promissory Note dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(b) --    Change in Terms Agreement dated as of January 3, 1997 (Revolving Credit Facility)

  10.10(c) --  Supplemental Terms letter dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(d) --  Supplemental Terms Letter dated as of January 3, 1997 (Revolving Credit Facility)
  10.10(e) --  $4,900,000 Amended and Restated Promissory Note dated as of January 3, 1997 (Term Loan)
  10.10(f) --  Supplemental Terms Letter dated as of January 3, 1997 (Term Loan)
  10.10(g) --  Waiver of Default dated as of January 3, 1997
  10.10(h) --  Warrant to Purchase Common Shares
  10.10(i) --  Commercial Security Agreement dated July 29, 1996 (10)
  10.10(j) --  Commercial Pledge Agreement dated July 29, 1996 (10)
  10.10(k) --  Various Additional Security Agreements dated as of January 3, 1997
  10.11(a) --  Securities Purchase Agreement dated December 31, 1996 by and between the Company and
               Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.11(b) --  Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex Convertible
               Growth Fund I, L.P. (2)
  10.11(c) --  Registration Rights Agreement dated December 31, 1996 by and between the Company and
               Thermo Amex Convertible Growth Fund I, L.P. (2)
  11       --  Statement re: Computation of Per Share Earnings
  24.1     --  Consent of Coopers & Lybrand L.L.P.
  24.2     --  Consent of KPMG Peat Marwick LLP
  27       --  Financial Data Schedule
  99       --  Additional Information Regarding Forward Looking Statements
-------------------

The following items are incorporated by reference to the Company's documents cited below.

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)  Current Report on Form 8-K dated January 15, 1997.
(3)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).
(5) Annual Report on Form 10-K for the year ended December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
(6) Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985 (File No. 2-99240).
(7) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).
(8)  Annual Report on Form 10-K for the year ended December 31, 1992.
(9) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(10) Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(11) Registration Statement on Form S-8 filed January 3, 1997.
(12) Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.
(13) Annual Report on Form 10-K for the year ended December 31, 1994.
(14) Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(15) Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.
(16) Annual Report on Form 10-K for the year ended December 31, 1995.
(17) Current Report on Form 8-K filed July 17, 1996.

(b)  Reports on Form 8-K

     During the quarter ended December 31, 1996, the Company filed a report on Form 8-K: (i) on October 1, 1996 to report a press release announcing an amendment to a series of agreements with Boehringer Mannheim Corporation and its affiliates which modifies the relationship of IRIS with these companies;
(ii) on October 2, 1996 to report a press release announcing that IRIS had filed a registration statement with the

Securities and Exchange Commission for a public offering of 3,000,000 shares of its Common Stock; and (iii) on October 31, 1996 to report a press release announcing a workforce restructuring. The Company also filed a report on Form 8-K on January 15, 1997 to report the sale of 3,000 shares of Series A Convertible Preferred Stock and Warrants to the Thermo Amex Convertible Growth Fund I, L.P.

(c)  See (a)(3) above.

(d)  See (a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on April 14, 1997.

                                INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                By: /s/ Fred H. Deindoerfer
                                    ------------------------------------------
                                    Fred H. Deindoerfer, Chairman of the Board
                                    of Directors, President, and Chief
                                    Executive Officer

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

Signature                                   Title                                               Date
---------                                   -----                                                ----
 /s/ Fred H. Deindoerfer               Chairman of the Board of Directors,                   April 14, 1997
-------------------------------        President, and Chief Executive Officer
Fred H. Deindoerfer


 /s/ Martin S. McDermut                Vice President, Finance and                           April 14, 1997
-------------------------------        Administration and Chief Financial
Martin S. McDermut                     Officer


 /s/ E. Eduardo Benmaor                Secretary, Controller, and                            April 14, 1997
-------------------------------        Principal Accounting Officer
E. Eduardo Benmaor


 /s/ John A. O'Malley                  Director                                              April 14, 1997
-------------------------------
John A. O'Malley


 /s/ Steven M. Besbeck                 Director                                              April 14, 1997
-------------------------------
Steven M. Besbeck


 /s/ Thomas F. Kelley                  Director and Vice President                           April 14, 1997
------------------------------
Thomas F. Kelley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of International Remote Imaging Systems, Inc.

     We have audited the consolidated financial statements and the financial statement schedule of International Remote Imaging Systems, Inc. and its subsidiaries, as listed in the index on page 25 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of StatSpin, Inc., a wholly owned subsidiary, for the year ended March 31, 1995. The financial statements of StatSpin, Inc. reflect total revenues of 22% in 1994, of the related consolidated totals. The financial statements of StatSpin, Inc. for the year ended March 31, 1995 were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for StatSpin, Inc. for the year ended December 31, 1994, is based solely on the report of the other auditors.

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

     The consolidated financial statements give retroactive effect to the merger of International Remote Imaging Systems, Inc. and StatSpin, Inc. on February 1, 1996, which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Remote Imaging Systems, Inc. and its subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.

Los Angeles, California
March 21, 1997, (except for Note 8 and Note 14, for which the dates are April 10, 1997 and April 6, 1997, respectively.)



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors of StatSpin, Inc:

We have audited the statements of income and accumulated deficit, and cash flows of StatSpin, Inc. for the year ended March 31, 1995. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of StatSpin, Inc.'s operations and its cash flows for the year ended March 31, 1995, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

May 26, 1995
Boston, Massachusetts

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                        At December 31,
                                                                                     ----------------------------------
                                                                                     1995                          1996
                                                                                     ----                          ----
Current assets:
  Cash and cash equivalents                                                    $1,511,395                    $3,602,535
  Short-term investments                                                        4,736,727                       667,589
  Accounts receivable net of allowance for doubtful
    accounts of $87,759 in 1995 and $328,766 in 1996                            3,786,119                     5,207,933
  Inventories                                                                   2,941,021                     4,838,206
  Prepaid expenses and other current assets                                       285,683                       163,465
  Deferred tax asset                                                              919,489                       936,500
                                                                             ------------                  ------------
    Total current assets                                                       14,180,434                    15,416,228

  Property and equipment, at cost, net of accumulated depreciation                995,044                     1,947,713
  Purchased intangibles                                                           915,649                    10,324,760
  Software development costs, net of accumulated amortization of
   $667,425 in 1995 and $847,880 in 1996                                          298,030                       920,972
  Long-term investments                                                           100,000                            --
  Deferred warrant costs                                                        1,574,780                     1,155,452
  Deferred tax asset                                                            3,594,100                     7,276,250
  Other assets                                                                    544,508                       818,870
                                                                             ------------                  ------------
    Total assets                                                             $ 22,202,545                  $ 37,860,245
                                                                             ============                  ============


                                            LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Short-term borrowings                                                      $         --                  $  1,334,755
  Current portion of long term debt                                               185,633                     2,600,000
  Accounts payable                                                                810,819                     4,587,407
  Accrued expenses                                                              1,238,599                     3,901,071
  Deferred income - service contracts                                             710,907                       799,523
  Deferred income - other                                                              --                       279,591
                                                                             ------------                  ------------
    Total current liabilities                                                   2,945,958                    13,502,347

Subordinated note payable                                                              --                     7,000,000
Deferred income - service contracts and other                                     190,045                       193,219
Notes payable, long-term portion                                                  125,000                     3,400,000
                                                                             ------------                  ------------
                  Total liabilities                                             3,261,003                    24,095,566

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value
    Authorized:  3,000,000 shares
    Convertible Series A,
    Shares issued and outstanding :  1995 - none, 1996 - 3,000
    ($3,000,000 liquidation preference)                                                --                            30
  Common stock, $.01 par value
    Authorized:  15,600,000 shares
    Shares issued and outstanding:
    1995 - 6,292,408, 1996 - 5,911,890                                             62,924                        59,118
  Additional paid-in capital                                                   34,154,116                    36,311,535
  Treasury stock, at cost (96,473 shares in 1995 and 26,240 shares in 1996)      (453,386)                     (103,500)
  Unearned compensation                                                           (95,884)                     (385,879)
  Foreign currency translation adjustment                                              --                        37,791
  Accumulated deficit                                                         (14,726,228)                  (22,154,416)
                                                                             ------------                  ------------
                 Total shareholders' equity                                    18,941,542                    13,764,679
                                                                             ------------                  ------------
                 Total liabilities and shareholders' equity                  $ 22,202,545                  $ 37,860,245
                                                                             ============                  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the Year Ended December 31,
                                              ----------------------------------------------------------------
                                                       1994                       1995                1996
                                              ----------------------------------------------------------------
Sales of IVD imaging systems  . . .              $ 4,559,044               $ 4,240,627              $ 6,370,346
Sales of IVD imaging system
  supplies and service  . . . . . .                5,024,521                 6,737,444                9,117,493
Sales of small instruments and
  supplies  . . . . . . . . . . . .                2,885,712                 3,414,087                5,066,292
                                                 -----------               -----------              -----------
Net sales . . . . . . . . . . . . .               12,469,277                14,392,158               20,554,131
                                                 ----------                 ----------              ----------

Cost of goods- IVD imaging systems                 2,178,318                 2,014,873                3,278,140
Cost of goods - IVD imaging system
  supplies and service  . . . . . .                2,495,797                 3,174,290                5,114,538
Cost of goods - small instruments
  and supplies  . . . . . . . . . .                1,824,913                 1,937,653                2,693,900
                                                 -----------               -----------              -----------
Cost of goods sold  . . . . . . . .                6,499,028                 7,126,816               11,086,578
                                                 -----------               -----------              -----------

Gross margin  . . . . . . . . . . .                5,970,249                 7,265,342                9,467,553

Marketing and selling . . . . . . .                2,085,022                 2,874,442                4,627,089
General and administrative  . . . .                1,645,678                 2,041,281                3,258,700
Research and development, net . . .                  663,231                 1,220,028                1,978,326
Amortization of intangibles . . . .                   81,224                   127,142                  793,916
Unusual charges . . . . . . . . . .                       --                        --                2,036,592
Acquisition of in-process research
  and development . . . . . . . . .                       --                 2,900,430                7,250,000
                                                 -----------               -----------              -----------

Total operating expenses  . . . . .                4,475,155                 9,163,323               19,944,623

Operating income (loss) . . . . . .                1,495,094                (1,897,981)             (10,477,070)

Other income (expense):
   Interest income  . . . . . . . .                  167,924                   309,929                  221,935
   Interest expense . . . . . . . .                  (73,238)                  (42,699)                (681,114)
   Other income . . . . . . . . . .                  111,240                   110,530                   50,134
                                                 -----------               -----------              -----------

Income (loss) before provision
  (benefit) for income taxes  . . .                1,701,020                (1,520,221)             (10,886,115)
Provision (benefit)
  for income taxes  . . . . . . . .                   79,456                (3,646,633)              (3,457,927)
                                                 -----------               -----------              -----------

Net income (loss) . . . . . . . . .              $ 1,621,564               $ 2,126,412              $(7,428,188)
                                                 -----------               -----------              -----------
Net income (loss) per share . . . .                     $.28                      $.33                   $(1.21)
                                                        ----                      ----                   ------

Weighted average number of
  common shares and common
  share equivalents outstanding
  for the period  . . . . . . . . .               5,698,620                  6,418,518                6,141,657
                                                  ---------                  ---------                ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                     Common Stock  Additional              Shareholders'
                                     ------------    Paid-In     Treasury         Notes       Unearned    Accumulated
                                 Shares    Amount    Capital        Stock    Receivable   Compensation        Deficit       Total
                                 ------    ------    -------        -----    ----------   ------------        -------       -----
Balance,
December 31, 1993 . . . . .   5,138,346   $51,384  $26,327,059   $(142,016)      $(6,667)      $(76,803)  $(18,386,685)  $7,766,272

Common stock issued
on exercise of stock options    200,832     2,008      445,015           --            --             --             --     447,023

Common stock issued under
Employee Stock Purchase
Plan:
for Cash  . . . . . . . . .      22,811       228      100,559           --            --             --             --     100,787
for Services  . . . . . . .      22,811       228      100,559           --            --      (100,787)             --          --

Common stock issued for cash
on exercise of warrants . .      15,800       158       59,092           --            --             --             --      59,250

Issuance of warrants  . . .          --        --      385,285           --            --             --             --     385,285

Principal payments received
on shareholders' notes
receivable  . . . . . . . .          --        --           --           --         6,667             --             --       6,667

Amortization of unearned
compensation  . . . . . . .          --        --           --           --            --         84,460             --      84,460

Repurchase of common stock      (70,273)     (702)         702     (311,370)           --             --             --    (311,370)

Net income  . . . . . . . .          --         --          --          --             --             --      1,621,564   1,621,564
                              ---------   --------  ----------   ---------       --------      ---------  ------------  -----------
Balance,
  December 31, 1994 . . . .   5,330,327   $53,304  $27,418,271   $(453,386)            --      $(93,130)  $(16,765,121) $10,159,938



  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                     Common Stock  Additional
                                     ------------    Paid-In     Treasury         Unearned      Accumulated
                                 Shares    Amount    Capital        Stock     Compensation          Deficit        Total
                                 ------    ------    -------        -----     ------------      -----------        -----
Balance forward . . . . . .  5,330,327    $53,304  $27,418,271    $(453,386)     $(93,130)     $(16,765,121)    $10,159,938

Common stock issued
on exercise of stock
options . . . . . . . . . .     21,900        219       44,231           --            --                --          44,450

Common stock issued under
Employee Stock Purchase
Plan:
for Cash. . . . . . . . . .       9,997        100       67,141           --            --                --          67,241
for Services. . . . . . . .      16,976        170      112,219           --       (89,915)               --          22,474

Common stock issued for
cash on exercise of
warrants. . . . . . . . . .     414,749      4,147    1,551,161           --            --                --       1,555,308

Issuance of warrants. . . .          --         --    1,774,733           --            --                --       1,774,733

Common stock issued in
exchange for LDA Systems,
Inc. callable common
stock . . . . . . . . . . .     498,459      4,984    2,972,360           --            --                --       2,977,344

Amortization of unearned
compensation. . . . . . . .          --         --           --           --        87,161                --          87,161

Income tax benefit
related to exercise of
nonqualified stock
options . . . . . . . . . .         --         --      214,000           --            --                --         214,000

Adjustment to reflect
change in StatSpin, Inc.
fiscal year. . . . . . .  .         --         --           --           --            --           (87,519)        (87,519)

Net income. . . . . . . . .         --         --           --           --            --         2,126,412       2,126,412
                             ---------    -------  -----------    ---------      --------      ------------      -----------
Balance,
  December 31, 1995 . . . .  6,292,408    $62,924  $34,154,116    $(453,386)     $(95,884)     $(14,726,228)    $18,941,542


  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               Convertible Series A
                                    Preferred Stock               Common Stock      Additional
                                    ---------------               ------------         Paid-In
                                   Shares    Amount       Shares        Amount         Capital
                                   ------    ------       ------        ------         -------
Balance forward . . . . . . . .        --        --    6,292,408       $62,924     $34,154,116

Issuance of convertible
preferred stock for cash  . . .     3,000        30           --            --       2,928,291

Common stock issued on
exercise of stock options . . .        --        --      137,924         1,379         333,315

Common stock issued or issued
from treasury under Employee
Stock Purchase Plan:
for Cash  . . . . . . . . . . .        --        --       13,297           133          81,369
for Services  . . . . . . . . .        --        --       22,136           221         150,159

Stock option compensation . . .        --        --           --            --         437,770

Issuance of warrants in
connection with acquisition of
Perceptive Scientific
Instruments, Inc. . . . . . . .        --        --           --            --         927,000

Repurchase of shares of common
stock and warrants  . . . . . .        --        --           --            --        (273,216)

Retire treasury stock . . . . .        --        --     (553,875)       (5,539)     (2,504,582)

Amortization of unearned
compensation  . . . . . . . . .        --        --           --            --              --

Income tax benefit related to
exercise of nonqualified stock
options . . . . . . . . . . . .        --        --           --            --          77,313

Foreign currency translation
adjustment  . . . . . . . . . .        --        --           --            --              --

Stock tendered as payment for
options exercised . . . . . . .        --        --           --            --              --

Net income (loss) . . . . . . .        --        --           --            --              --
                                    -----       ---    ---------       -------     -----------
Balance,
  December 31, 1996 . . . . . .     3,000       $30    5,911,890       $59,118     $36,311,535
                                    =====       ===    =========       =======     ===========

                                                                     Foreign
                                                                    Currency
                                      Treasury       Unearned    Translation     Accumulated
                                         Stock   Compensation     Adjustment         Deficit           Total
                                         -----   ------------     ----------         -------           -----
Balance forward . . . . . . . .     $(453,386)      $(95,884)             --   $(14,726,228)      $18,941,542

Issuance of convertible
preferred stock for cash  . . .            --             --             --              --         2,928,321

Common stock issued
on exercise of stock options. .            --             --             --              --           334,694

Common stock issued or issued
from treasury under Employee
Stock Purchase Plan:
for Cash  . . . . . . . . . . .         37,703             --             --              --          119,205
for Services  . . . . . . . . .         37,703       (153,190)            --              --           34,893

Stock option compensation . . .             --       (270,925)            --              --          166,845

Issuance of warrants in
connection with acquisition of
Perceptive Scientific
Instruments, Inc. . . . . . . .             --             --             --              --          927,000

Repurchase of shares of common
stock and warrants  . . . . . .     (2,132,141)            --             --              --       (2,405,357)

Retire treasury stock . . . . .      2,510,121             --             --              --               --

Amortization of unearned
compensation  . . . . . . . . .             --        134,120             --              --          134,120

Income tax benefit related to
exercise of nonqualified stock
options . . . . . . . . . . . .             --             --             --              --           77,313

Foreign currency translation
adjustment  . . . . . . . . . .             --             --         37,791              --           37,791

Stock tendered as payment for
options exercised . . . . . . .       (103,500)            --             --              --         (103,500)

Net income (loss) . . . . . . .             --             --             --      (7,428,188)      (7,428,188)
                                    ----------     ----------         -------   -------------     -----------
Balance,
  December 31, 1996 . . . . . .      $(103,500)     $(385,879)        $37,791   $(22,154,416)     $13,764,679
                                    ==========     ==========         =======   ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Year Ended December 31,
                                                                     ------------------------------------------------------
                                                                                1994                1995              1996
                                                                     -------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)  . . . . . . . . . . . . . . . . . . . . . .       $1,621,564          $2,126,412        $(7,428,188)
   Adjustments to reconcile net income (loss) to net
   cash provided by operations:
     Deferred tax benefit . . . . . . . . . . . . . . . . . . . . .               --          (3,705,589)        (3,456,920)
     Acquisition of in-process research and development . . . . . .               --           2,882,858          7,250,000
     Depreciation and amortization  . . . . . . . . . . . . . . . .          548,420             635,048          1,769,896
     Common stock and stock option compensation . . . . . . . . . .           84,460             109,635            335,858
     Gain on disposal of property and equipment . . . . . . . . . .               --                  --            (51,401)
     Allowance for doubtful accounts  . . . . . . . . . . . . . . .               --                  --            252,037
   Changes in assets and liabilities:
     Accounts receivable - trade and other  . . . . . . . . . . . .         (555,586)           (356,739)          (131,240)
     Service contracts, net . . . . . . . . . . . . . . . . . . . .           23,715             (95,586)          (475,034)
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .          390,479            (875,295)        (1,433,834)
     Prepaid expenses and other current assets  . . . . . . . . . .          (79,561)            (80,230)           176,061
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . .         (106,270)             47,239           (132,992)
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          266,325             (87,673)         2,851,805
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .         (151,224)            199,735            375,793
     Deferred income - other  . . . . . . . . . . . . . . . . . . .               --                  --            279,591
                                                                          ----------          ----------         ----------
   Net cash provided by operating activities  . . . . . . . . . . .        2,042,322             799,815            181,432
                                                                          ----------          ----------         ----------
Cash flows from investing activities:
     Acquisition of property and equipment  . . . . . . . . . . . .         (266,360)           (820,838)        (1,171,621)
     Sales of property and equipment  . . . . . . . . . . . . . . .               --                  --             85,000
     Acquisition of business and product line, net of cash acquired               --            (886,800)       (10,311,041)
     Software development costs . . . . . . . . . . . . . . . . . .          (25,411)           (299,016)          (577,421)
     Maturities of certificates of deposit  . . . . . . . . . . . .          210,000             215,000            200,000
     Purchases of certificates of deposit . . . . . . . . . . . . .         (100,000)                 --                 --
     Maturities of held-to-maturity debt securities . . . . . . . .        1,000,000           2,700,000          3,969,138
     Purchases of held-to-maturity debt securities  . . . . . . . .       (3,441,062)         (4,295,664)                --
                                                                          ----------          ----------         ----------
   Net cash used by investing activities  . . . . . . . . . . . . .       (2,622,833)         (3,387,318)        (7,805,945)
                                                                          ----------          ----------         ----------
Cash flows from financing activities:
     Issuance of common and preferred stock for cash  . . . . . . .          254,823           1,599,758          3,159,515
     Repurchase of common stock . . . . . . . . . . . . . . . . . .          (59,920)                 --           (553,148)
     Principal payments received on shareholders' notes receivable             4,569                  --                 --
     Increase (decrease) in line of credit borrowings . . . . . . .         (160,000)                 --          1,334,755
     Repayments of notes payable  . . . . . . . . . . . . . . . . .         (373,605)           (256,351)        (2,110,633)
     Proceeds from notes payable  . . . . . . . . . . . . . . . . .          166,660                  --          7,800,000
     Issuance of common stock for cash under Employee Stock
       Purchase Plan  . . . . . . . . . . . . . . . . . . . . . . .          100,787              67,241            119,205
    Deferred offering costs . . . . . . . . . . . . . . . . . . . .               --                  --            (35,049)
                                                                          ----------          ----------         ----------
   Net cash provided (used)  by financing activities  . . . . . . .          (66,686)          1,410,648          9,714,645
                                                                          ----------          ----------         ----------
     Effect of foreign currency rate fluctuation on cash
       and cash equivalents . . . . . . . . . . . . . . . . . . . .               --                 --               1,008
                                                                          ----------          ----------         ----------
     Net increase (decrease) in cash and cash equivalents . . . . .         (647,197)         (1,176,855)         2,091,140
     Cash and cash equivalents at beginning of year . . . . . . . .        3,220,581           2,573,384          1,511,395
     Adjustment to cash to reflect change in StatSpin
       Technologies fiscal year                                                   --             114,866                 --
                                                                          ----------          ----------         ----------
     Cash and cash equivalents at end of year . . . . . . . . . . .       $2,573,384          $1,511,395         $3,602,535
                                                                          ==========          ==========         ==========

   Supplemental schedule of non-cash financing activities:
     Issuance of common stock in exchange for services  . . . . . .        $ 100,787            $109,635           $153,190
     Stock option compensation  . . . . . . . . . . . . . . . . . .               --                  --            437,770
     Issuance of common stock under a stock for
        stock exercise  . . . . . . . . . . . . . . . . . . . . . .          251,450                  --            103,500
     Issuance of warrants in connection
        with development agreements . . . . . . . . . . . . . . . .          385,285           1,774,733                 --
     Issuance of warrants and subordinated note for asset purchase                --                  --          7,927,000
     Accrual for common stock and warrant repurchase  . . . . . . .               --                  --          1,587,084
     Issuance of common stock to acquire shares of LDA  . . . . . .               --           2,977,344                 --
     Tax benefit related to exercise of nonqualified stock options                --             214,000             77,313
   Supplemental disclosure of cash flow information:
     Cash paid for income taxes . . . . . . . . . . . . . . . . . .          112,921              21,456             64,100
     Cash paid for interest . . . . . . . . . . . . . . . . . . . .          118,379              42,698            526,182


  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY.

     International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company") operate primarily in one segment. The Company designs, develops, manufactures and markets in vitro diagnostic ("IVD") imaging equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, and special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories. AIM combines the Company's capabilities in automated specimen presentation, including its patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and visually present images of microscopic particles in easy-to-use displays. The Company's IVD imaging systems are designed to provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. The Company also provides on-going service and supplies to support equipment sold. The Company's products are sold directly and through distributors primarily to clinical, hospital, veterinary, physicians offices and research laboratories in North America.

     On February 1, 1996, a newly formed subsidiary of IRIS completed its merger with StatSpin, Inc. ("StatSpin"), which became a wholly owned subsidiary of IRIS. StatSpin manufactures special purpose centrifuges and other small instruments. IRIS issued approximately 340,000 shares of common stock for all of the outstanding common stock and appreciation rights of StatSpin and assumed options and warrants to purchase an additional 126,000 shares of IRIS common stock. This represented an exchange ratio of 4.095 shares of IRIS common stock for each common share and stock appreciation right of StatSpin. This transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been retroactively restated for all periods presented to include the financial position, results of operations and cash flows of StatSpin.

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

     Combined and separate results of IRIS and StatSpin are as follows:

                                                             IRIS               StatSpin               Combined
                                                  ---------------          -------------          -------------
Year ended December 31, 1994 (StatSpin year           (unaudited)            (unaudited)
ended March 31, 1995)
---------------------
     Net sales                                         $9,583,565             $2,885,712            $12,469,277
     Net income                                         1,472,886                148,678              1,621,564

Year ended December 31, 1995
----------------------------

     Net sales                                         11,292,559              3,099,599             14,392,158
     Net income                                         1,861,228                265,184              2,126,412

Year ended December 31, 1996
----------------------------
     Net sales                                         16,264,790              4,289,341             20,554,131
     Net income (loss)                                 (7,624,931)               196,743             (7,428,188)

     On July 31, 1996, the Company, through a wholly owned subsidiary, PSI Acquisition Corp., acquired the IVD imaging business of Perceptive Scientific Instruments, Inc. ("Old PSI") for $9.5 million in cash (including $400,000 in acquisition costs), issuance of a $7.0 million 8.25% subordinated note ("Subordinated Note") and a five year warrant to purchase 875,000 shares of the Company's common stock at $8.00 per share (valued for accounting purposes at $927,000). The cash portion of the purchase price was paid primarily with funds obtained from a bank under a $7.8 million term loan ("Term Loan") and a new $1.5 million revolving line of credit ("Credit Facility").

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company subsequently changed the name of PSI Acquisition Corp. to Perceptive Scientific Instruments, Inc. ("PSI").

     PSI designs, develops, manufactures and markets IVD imaging systems for biological, clinical and research applications. PSI's primary business is providing cytogenetic analysis instrumentation and related services through worldwide sales of its proprietary PowerGene product line. The PowerGene product line is used in various procedures for chromosome analysis, including karyotyping, DNA probe analysis via fluorescent in-situ hybridization methods and comparative genomic hybridization analysis. The PowerGene system is marketed in North America from PSI's Houston headquarters and internationally through its U.K. subsidiary.

     The PSI acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair value at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $16.8 million, of which $7.3 million has been expensed as in-process research and development related to technology for which the technological feasibility had not been established and does not have an alternative use. The remainder has been allocated to acquired technology and know-how and the international distribution channel which are being amortized over six years and twenty-five years, respectively. The net purchase price was allocated as follows:

                  Working capital other than cash                          $  (324,009)
                  Property, plant, and equipment                               514,648
                  Other assets                                                 391,110
                  Intangibles                                                9,532,668
                  In-process research & development                          7,250,000
                                                                           -----------
                  Total                                                    $17,364,417
                                                                           ===========

     The operating results of the acquired business of PSI are included in the Consolidated Statement of Operations from the date of acquisition, August 1, 1996. The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations as if PSI had been acquired as of the beginning of fiscal 1995. The pro forma information excludes the write-offs of in-process research and development, but includes the impact of certain adjustments, such as amortization of intangibles, increased interest on the acquisition debt, and related income tax effects.

                                                                        For the year ended December 31,
                                                         ----------------------------------------------

                                                                    1995                           1996
                                                                    ----                           ----
                                                             (unaudited)                    (unaudited)
                  Sales                                      $19,786,000                    $24,229,000

                  Net income (loss)                            2,392,000                     (3,890,629)

                  Net income (loss) per share                      $0.37                         $(0.63)

     The unaudited pro forma information is provided for informational purposes only. This information is based on historical information and is not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been in effect for the entire period presented, nor is it indicative of future results of operations of the combined entities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



consolidated financial statements relate to the assessment of the carrying value of accounts receivables, inventories, purchased intangibles, estimated provisions for warranty costs and deferred tax asset. Actual results could differ from those estimates.

Principles of Consolidation:

     The financial statements include the accounts of International Remote Imaging Systems, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Foreign Currency:

     The financial statements of the Company's foreign subsidiary are translated into U.S. dollars using the exchange rate prevailing at each balance sheet date for assets and liabilities and average exchange rates for each reporting period for revenues and expenses. Translation adjustments are recorded directly to a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations currently.

Cash Equivalents, Short-Term Investments, and Long-Term Investments:

     Short term investments principally include certificates of deposit and debt instruments of the United States Government with maturities greater than three months and less than one year. Long term investments represent certificates of deposit and debt instruments of the United States Government with maturities greater than one year. For purposes of the statement of cash flows, IRIS considers all highly liquid debt instruments purchased with a remaining maturity of three months or less when purchased to be cash equivalents. IRIS places its cash and investments with high credit quality financial institutions. At times, these deposits may be in excess of the federally insured limit.

Accounts Receivable:

     IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily hospitals, clinical and research laboratories, and distributors. IRIS performs ongoing credit evaluations of its customers before granting uncollateralized credit.

Inventories:

     Inventories are carried at the lower of cost or market on a first in, first out basis.

Property and Equipment and Depreciation:

     Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

     Costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts, and the resulting gain or loss is included in current income.

Purchased Intangibles:

     Purchased intangibles are comprised of goodwill, acquired technology and know-how and international distribution channel, and are being amortized on a straight-line basis over ten years, six years and twenty-five years, respectively. The realizability of purchased intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analysis, including cash flow and profitability projections. The analysis necessarily involves significant management judgement to evaluate the capacity of an acquired business to perform within projections. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their fair value.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Software Development Costs:

     IRIS capitalizes certain software development costs for new products and product enhancements once technological feasibility has been established. IRIS amortizes capitalized software costs using the greater of the straight line method over the estimated product life of generally one to three years, or a percentage of total units sold over the projected unit sales. Amortization expense of software development costs was approximately $108,000, $41,600 and $180,500 for 1994, 1995, and 1996, respectively.

Deferred Warrant Costs:

     Deferred warrant costs result from the issuance of warrants in conjunction with various development, distribution and technology license agreements.
These costs are being amortized over the estimated term of the related agreements, or with respect to perpetual technology license agreements, over the expected life of the related technology of, generally, ten years.

Long-Lived Assets:

     In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and the effect of adoption was not material.

Stock Based Compensation:

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

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

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Research and Development Expenditures:

     Except for certain software development costs required to be capitalized as described above (see Software Development Costs), research and development expenditures are charged to operations as incurred. Net research and development expense includes total research and development costs incurred, including costs incurred under research and development grants and contracts, less costs reimbursed under research and development contracts (see Note 18).

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

Marketing Costs:

     All costs related to marketing and advertising the Company's products are expensed in the period incurred.

Reclassifications:

     Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the 1996 presentation.

Recently Issued Accounting Standard:

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 " Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. The Company has not yet determined the impact of SFAS No. 128.

Certain Risks and Uncertainties:

     Reliance on Unique Products: The Company has derived, and expects to continue to derive, in the near term, a substantial portion of its revenues from sales of The Yellow IRIS family of urinalysis workstations and related supplies and service. Relatively modest declines in sales or gross margins for these workstations could have a material adverse effect on the Company's revenues and profits.

     Reliance on Single Source Suppliers: Certain key components of the Company's instruments are manufactured according to the Company's specifications or are available only from single suppliers. Some single source suppliers have notified the Company that they have discontinued, or will soon discontinue, production of key components. Although, in the past, the Company has successfully transitioned to new components to replace discontinued components, there can be no assurance that the Company can successfully transition to satisfactory replacement components or that the Company will have access to adequate supplies of discontinued components on satisfactory terms during the transition period. The Company's inability to transition successfully to replacement components or to secure adequate supplies of discontinued components on satisfactory terms could have a material adverse effect on the Company.

3.   MARKETABLE DEBT SECURITIES.

     At December 31, 1995, the carrying value of marketable debt securities, classified as "held-to-maturity" are carried at amortized cost, which approximates fair value, and is included in short-term and long-term investments:

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              December 31, 1995                                              Expected Maturity Value and Date
              -----------------                                      ----------------------------------------

                                            Amortized Cost         Within One Year          One to Five Years
                                            --------------         ---------------          -----------------
              U.S. Treasury Bills         $3,236,725                    $3,318,000                       $ --
              U.S. Treasury Notes            803,376                       800,000                         --

     No material gains or losses were realized from the sale of marketable debt securities in 1994, 1995 and 1996.

4.   INVENTORIES.

     Inventories consist of the following:

                                                                         December 31,
                                                   ----------------------------------
                                                              1995               1996
                                                   ----------------------------------
                 Finished goods . . . . . . . . . . .       $422,115         $631,116
                 Work-in-process  . . . . . . . . . .        276,115          646,031
                 Raw materials, parts and
                  sub-assemblies  . . . . . . . . . .      2,242,791        3,561,059
                                                          ----------       ----------
                                                          $2,941,021       $4,838,206
                                                          ==========       ==========

5.   PROPERTY AND EQUIPMENT.

     Property and equipment consist of the following:

                                                                         December 31,
                                                   ----------------------------------
                                                              1995               1996
                                                   ----------------------------------
                 Leasehold improvements . . . . . . .       $327,178         $402,537
                 Furniture and fixtures . . . . . . .        115,544          251,617
                 Machinery and equipment  . . . . . .      2,422,835        3,204,361
                 Tooling, dies and molds  . . . . . .        532,070          891,472
                 Rental units . . . . . . . . . . . .        330,220          577,610
                                                         -----------      -----------
                                                           3,727,847        5,327,597
                 Less accumulated depreciation            (2,732,803)      (3,379,884)
                                                         -----------      -----------
                                                         $   995,044      $ 1,947,713
                                                         ===========      ===========

     Property and equipment includes $1,284,488 and $2,015,694, respectively, at December 31, 1995 and 1996, of fully depreciated assets which remain in service. Depreciation expense was $327,293, $449,653 and $830,914, for 1994, 1995, and 1996, respectively.

     The Company is the lessor of IVD imaging systems under operating leases for periods from one to five years. Under these leases the Company also provides supplies and services. Generally, operating leases contain provisions for early termination. The cost of the rental units is depreciated on a straight line basis over five years. Rental units are carried at cost less accumulated depreciation of $163,952 and $98,523 at December 31, 1995 and 1996, respectively. Minimum rentals receivable, net of estimated costs for supplies and service, under existing operating leases as of December 31, 1996 are as follows: 1997 - $424,000, 1998 - $243,000, 1999 - $177,000, 2000 - $136,000,
2001 - 114,000, and thereafter - $21,000.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   PURCHASED INTANGIBLES

     Purchased intangibles, at cost, consist of the following:

                                                                                  December 31,
                                                                 -----------------------------
                                                                         1995              1996
                                                                         ----              ----
                  Goodwill  . . . . . . . . . . . . . . .            $994,799        $1,377,973
                  International distribution channel  . .                  --         5,571,728
                  Acquired technology and know-how  . . .                  --         3,960,904
                                                               --------------     -------------
                                                                      994,799        10,910,605
                  Less accumulated amortization . . . . .            (79,150)         (585,845)
                                                                   ----------    --------------
                  Total . . . . . . . . . . . . . . . . .            $915,649       $10,324,760
                                                                     ========       ===========

7.   ACCRUED EXPENSES.

     Accrued expenses consist of the following:

                                                                                  December 31,
                                                                 -----------------------------
                                                                         1995              1996
                                                                         ----              ----
                  Accrued bonuses . . . . . . . . . . . .            $366,372          $186,985
                  Accrued commissions . . . . . . . . . .              76,079           237,422
                  Accrued payroll . . . . . . . . . . . .              88,228           203,574
                  Accrued vacation  . . . . . . . . . . .             135,832           207,947
                  Accrued taxes and other . . . . . . . .              70,642            28,755
                  Accrued professional fees . . . . . . .             155,552           254,577
                  Accrued warranty expense  . . . . . . .             269,823           278,563
                  Accrued interest  . . . . . . . . . . .                  --           154,932
                  Accrued amount due BMC  . . . . . . . .                  --         1,587,084
                  Accrued - other . . . . . . . . . . . .              76,071           761,232
                                                                       ------           -------

                                                                   $1,238,599        $3,901,071
                                                                   ==========        ==========

8.   SHORT TERM BORROWINGS AND NOTES PAYABLE.

   The Company financed the purchase price for the PSI acquisition with the Subordinated Note ($7.0 million), the Term Loan ($7.8 million) and the Credit Facility ($1.3 million). The Term Loan and Credit Facility impose certain operating and financial convenants on the Company. Due to an inability to comply with these financial covenants, the Company was in default on both loans at September 30 and December 31, 1996. In April of 1997, the bank waived the default, amended the financial covenants and extended the maturity of both loans. In exchange, the Company agreed to increase the interest rates on both loans and to issue the bank a three year warrant to purchase 50,000 shares of Common Stock at $3.875 per share. The Company also agreed to issue additional warrants to purchase 25,000 shares of Common Stock at prevailing market prices on each of June 1 and July 1, 1997 if the Term Loan is still outstanding on those dates.

   On December 31, 1996, the outstanding principal balance of the Term Loan was $6.0 million. Since that date, the Company has reduced the outstanding principal balance of the Term Loan to $4.2 million, in large part with the net proceeds from the sale of the Series A Preferred Stock (see Note 14). The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.25% on December 31, 1996) plus 1.5%. The interest rate increases an additional 0.25 percentage points on each of June 1 and July 1, 1997. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty.

   The outstanding principal balance on the Credit Facility was $1.3 million on December 31, 1996. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 1.5%. The interest rate increases an additional 0.25 percentage points on each of June 1 and July 1, 1997 if the Term Loan is still outstanding on those dates. The Credit Facility matures April 15, 1998 and is collateralized by a first priority lien on all of the assets of the Company.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   The outstanding principal balance on the Subordinated Note was $7.0 million on December 31, 1996. The Subordinated Note bears interest at a fixed rate of 8.5% per annum, payable in quarterly installments. The entire principal is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Upon the issuance by the Company of equity securities generating net proceeds in excess of $14.5 million, the Company must apply fifty percent of the excess to the prepayment of the Subordinated Note. The payment of principal and interest on the Subordinated
Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of the Term Loan and Credit Facility. The default under the Term Loan and Credit facility did not cause a default under the Subordinated Note because the bank did not accelerate the maturity of the Term Loan or the Credit Facility.

   The Company is presently pursuing additional financing to repay principal on its outstanding indebtedness and to fund its long-term business strategy.
There can be no assurance that the Company can secure adequate additional financing on favorable terms, if at all.

   Annual maturities of bank and other long term debt are $2,600,000 (1997), $3,400,000 (1998) and $7,000,000 (2001).

9.   INCOME TAXES.

     The provision (benefit) for income taxes consisted of the following:

                                                                1994              1995             1996
                                                             ------------------------------------------
       Currently payable:
         Federal.....................................        $30,000           $26,000          $(22,161)
         State.......................................         49,456            32,956            21,154
                                                             -------           -------          --------
                                                              79,456            58,956            (1,007)
                                                             -------           -------          --------
       Deferred:
         Federal.....................................             --        (3,655,589)       (3,197,790)
         State.......................................             --           (50,000)         (259,130)
                                                             -------           -------          --------
                                                                  --        (3,705,589)       (3,456,920)
                                                             -------           -------          --------
                                                             $79,456      $ (3,646,633)     $ (3,457,927)
                                                             =======      ============      ============

     The provision (benefit) for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before income taxes for the years ended December 31, 1994, 1995 and 1996 as follows:

                                                   1994               1995                 1996
                                           -----------------------------------------------------
Tax provision (benefit) computed at
  Federal statutory rate ................      $578,347          ($ 516,875)         ($3,701,280)
Increase (decrease) in taxes due to:
  Change in valuation allowance .........            --          (3,587,000)             437,000
  Utilization of net
    operating loss carryforward .........      (583,316)           (662,819)                  --
  Write-off of in-process research
    and development .....................            --           1,089,962                   --
  State taxes, net of federal benefit            36,979              26,156             (195,807)
  Nondeductible expenses ................        21,952             (22,057)              44,220
  Other .................................        25,494              26,000              (42,060)
                                               --------        ------------          -----------
                                               $ 79,456        ($ 3,646,633)         ($3,457,927)
                                               ========        ============          ===========

     In 1995, IRIS recognized a tax benefit of $3,587,000 through a reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's reassessment of the realizability of its net operating loss carryforwards based on recent operating history. Realization of the deferred tax assets is dependent upon generation of sufficient taxable income prior to expiration of the loss carryforwards. At December 31, 1996, the Company increased the valuation allowance by $437,000 based on its current assessment of operating results and other factors. Although realization is not assured,

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



management believes it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $18.8 million and state net operating loss carryforwards of approximately $2.5 million which expire in fiscal years ending in 1999 through 2011. As of December 31, 1996, IRIS had investment tax and research and experimentation credit carryforwards of $71,719 expiring in fiscal years through 2003.

     The primary components of temporary differences which give rise to the Company's net deferred tax asset at December 31, 1994, 1995 and 1996 are as follows:

                                                                                             December 31,
                                                       --------------------------------------------------
                                                             1994                 1995               1996
                                                       --------------------------------------------------
Depreciation and amortization ................        $   129,200           $  146,200        $   200,300
Allowance for doubtful accounts ..............             32,600               32,400            101,700
Accrued liabilities ..........................            189,100              256,600            338,700
Deferred revenue-service contracts ...........            202,200              145,800             82,800
Deferred research and development ............                 --              537,000          2,857,000
Net operating loss carryforwards .............          5,135,800            4,840,000          6,423,900
Other ........................................             98,100              118,589            208,350
Valuation allowance ..........................         (5,787,000)          (1,563,000)        (2,000,000)
                                                      -----------           ----------        -----------
                                                      $         -           $4,513,589        $ 8,212,750
                                                      ===========           ==========         ==========

10.  LDA AND WARRANTS.

     In October, 1992 LDA Systems, Inc. ("LDA"), completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA Common Stock and ten IRIS Warrants, each five warrants entitling the holder to purchase one share of IRIS Common Stock for $3.75, exercisable at any time from November 16, 1992 through July 31, 1995. LDA received net proceeds of $774,000 from the unit offering. These funds were used throughout 1993 to engage IRIS to conduct research and development, clinical evaluations and pre-market testing of The White IRIS, a proposed new product, in accordance with a research and development contract. In addition, IRIS committed to fund $500,000 of the development costs at a rate of $15,000 per month during this period.

     On April 25, 1994, LDA completed the sale of additional units to Corange International Limited consisting of 85,714 shares of callable LDA common stock and warrants to purchase an aggregate of 248,571 shares of IRIS common stock at an exercise price of $3.75 per share. As part of the investment agreement, Corange International Limited was granted the option to participate with LDA in the joint development, manufacture, and marketing of certain future hematology instruments. This option expired October 30, 1995.

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

11.  POLY DEVELOPMENT AGREEMENT.

     On September 29, 1995, Poly U/A Systems, Inc. ("Poly") engaged IRIS to develop several new products based on IRIS and other technology to further enhance automation in the urinalysis field. Under the terms of the project, Poly will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use any newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS. Poly

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



has retained IRIS to conduct the research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly will reimburse IRIS for the excess. IRIS has an option until 121 days after termination of the project (which terminates no later than July 31, 1998) to acquire all of the Common Stock of Poly at prices rising over time from $14 to $20 per share of Poly Common Stock. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock. IRIS is also providing financial and administrative services to Poly at cost.

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

12.  REFERENCE LAB AGREEMENT.

     During the first quarter of 1995, IRIS and Boehringer Mannheim GmbH ("BMG"), a German affiliate of Boehringer Mannheim Corporation ("BMC"), announced a joint project to develop a high capacity automated urinalysis system primarily for reference laboratories based on the proprietary technologies of both companies. The program was jointly funded by both companies. In addition to designing specific components on the new system, BMG agreed to pay IRIS a fixed amount of $640,000 for its research and development of the project. In connection with this project and certain distribution considerations, IRIS issued Corange International Limited (an affiliate of BMG) warrants to purchase 250,000 shares of IRIS Common Stock at an exercise price of $7.375 per share and granted Corange International Limited certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants.

13.  PRODUCT LINE ACQUISITIONS.

     During the first quarter of 1995, IRIS acquired the digital refractometer product line of Biovation, Inc. for $850,000 and warrants to purchase 75,000 shares of IRIS Common Stock at an exercise price of $8.125 per share. IRIS granted Biovation certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants. The product line consists of a patented device known as a digital refractometer and the related consumables used in the operation and maintenance of the refractometer.

     In March 1996, IRIS acquired the CenSlide product line of UroHealth Sciences, Inc., for $850,000. The product line consists of the CenSlide 1500 System and related products for centrifugal urine sedimentation and manual microscopic examination.

14.      CAPITAL STOCK.

Issuance of Preferred Stock:

     On December 31, 1996, the Company completed a sale of equity securities for approximately $3 million in a private placement. Specifically, the Company sold (i) 3,000 shares of a new Series A Convertible Preferred Stock ("Preferred Stock") with a liquidation value of $1,000 per share and (ii) a warrant (the "Warrant") to purchase 84,270 shares of the Company's common stock at an exercise price of $3.56 per share. The Warrant exercise price was based on the average closing price of the common stock for the five trading days immediately preceding the closing of the sale.

     Each share of Preferred Stock is convertible into a number of shares of common stock equal to the liquidation value of a share of Preferred Stock divided by (ii) a variable conversion price (discussed below). Any shares of Preferred Stock not voluntarily converted during the three years following their initial sale will be automatically converted into common stock on December 31, 1999. The Preferred Stock is non-voting, is not entitled to any

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



preferred dividends and is not subject to any mandatory or optional redemption provisions. As long as any of the shares of Preferred Stock are outstanding, the Company may not pay dividends on, or repurchase any shares of, the common stock without the written consent of the holders of a majority of the outstanding shares of Preferred Stock.

     The conversion price of the Preferred Stock (the "Conversion Price") was fixed at $3.56 per share of Common Stock until April 1, 1997. Based on this Conversion Price, each share of Preferred Stock would be convertible into approximately 281 shares of common stock, and the Company would issue approximately 843,000 shares of common stock if the holder elected to convert all of the outstanding shares of Preferred Stock. Commencing April 1, 1997, the Conversion Price was equal to the lower of (i) 85% of the average closing bid price of the common stock for the five consecutive trading days immediately preceding the conversion date (but in no event less than $1.50) or (ii) $3.56. The Company has agreed to file with the Securities and Exchange Commission a registration statement for resale of the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrant, and the Conversion Price is subject to certain adjustments in the event that the registration statement is not declared effective by May 30, 1997. The Company has reserved 2,000,000 shares of common stock for issuance upon conversion of the Preferred Stock.

     Furthermore, if the Company obtains additional financing prior to July 1, 1997 through a private placement of equity securities (or debt securities convertible into or coupled with equity securities), the holder will have the right to exchange some or all of the Preferred Stock and Warrants then owned by it for the new securities offered by the Company at an exchange price equal to the purchase price of such new securities.

     The staff of the Securities and Exchange Commission recently announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position that, solely for purposes of calculating earnings per share, the potential discount is an embedded dividend to the preferred stockholders which reduces the amount of income available to common stockholders. As a result of the staff's new accounting position, the issuance of the Preferred Stock could result in a reduction in earnings per share. The staff's position is limited to the calculation of earnings per share and will not have any effect on the Company's net income or cash flow.

Repurchase of Common Stock and Warrant:

     As described above, Corange International Limited sold to the Company the 469,413 shares of common stock and the warrant to purchase 250,000 shares of common stock previously acquired from the Company in connection with various joint development projects at their original aggregate purchase price of $2.1 million or $4.54 per share of common stock. The unamortized cost of $273,216 related to the repurchased warrant has been offset against additional paid in capital.

Stock Issuances:

     During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of two years. Payment for the 50% portion may be made at the option of the employee either by payroll deduction or by lump sum payment, but in no event may it exceed more than 15% of the employee's salary during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of two years following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee's purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 1994, 1995 and 1996, IRIS issued 45,622, 26,973, and 35,433 shares of common stock, respectively, in exchange for $201,574, $179,630, and $307,288 in cash and services, respectively, under this plan.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Stock Option Plans and Employee Benefit Plans:

     As of December 31, 1996, the Company had one stock option plan under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. Options remain outstanding under the other plans, although no new options may be granted thereunder. No stock appreciation rights or incentive stock options have been granted under these plans. During 1996, the Company exhausted the remaining options under the 1994 Plan and issued approximately 205,500 additional options subject the adoption of a new stock option plan.

     In April 1997, the Company adopted a new stock option plan under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. Under the 1997 Plan, the Company is authorized to issue options up to an aggregate of 600,000 shares of common stock. However, in accordance with the rules of the American Stock Exchange, the Company may not issue options under the plan aggregating more than 5% of the outstanding common stock in any one year, or more than 10% of the outstanding common stock in any five-year period.

     The following schedule sets forth options authorized, exercised, outstanding and available for grants under the Company's five stock option plans as of December 31, 1996.

                                                                                    Options
                                Options         Options             Options        Available
             Plan            Authorized       Exercised         Outstanding        for Grant
             ------------------------------------------------------------------------------
             1982                84,000          75,034               4,000               --
             1983               100,000          90,435               1,000               --
             1986               360,000         229,568             117,701               --
             1994               700,000           2,100             696,833            2,067
             1997               600,000              --             205,500          394,500
                              ---------         -------           ---------          -------
                              1,844,000         397,137           1,025,034          396,567
                              =========         =======           =========          =======

     The exercise price of the above options was determined by the Compensation Committee. Payment of the exercise price may be made in cash or with shares of common stock. The options generally vest over three years and expire either five or ten years from the date of grant. On December 29, 1996, the Compensation Committee approved the repricing of certain outstanding stock options to $3.03 per option, excluding lower priced options.

     IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 1995 and 1996, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                1995                  1996
                                                                ----                  ----
        Net earnings (loss) as reported                  $2,126,412           $(7,428,188)
        Net earnings (loss) pro forma                     2,052,090           $(7,890,943)
        Earnings per share (loss) as reported                   .33                (1.21)
        Earnings per share (loss) pro forma                     .32                (1.28)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996.

                                              1995               1996
                                           -------          ---------
        Risk free interest rate             6.11%               5.98%
        Expected lives (years)                 5                   5
        Expected volatility                   55%                 55%
        Expected dividend yield               --                  --

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

   The following table sets forth certain information relative to stock options during the years ended December 31, 1994, 1995 and 1996.

                                                                                                       Weighted Avg Fair
                                                                                Weighted Avg.            Value at Grant
                                            Shares           Option Price      Exercise Price                 Date
                                            ------           ------------      --------------                 ----
Outstanding at January 1, 1994             472,367         $1.10 to $4.25
  Granted                                  192,600         $3.72 to $5.42               $4.14                $1.44
  Exercised                              (200,832)         $1.10 to $3.75               $2.23                   --
  Canceled or expired                     (28,234)         $1.55 to $4.25               $2.39                   --
                                        ----------                                      -----
Outstanding at December 31, 1994           435,901         $1.10 to $5.42               $3.39                   --
  Granted                                  217,500         $4.25 to $7.87               $5.71                $3.16
  Exercised                               (21,900)         $1.10 to $4.00               $2.03                   --
  Canceled or expired                      (9,700)         $1.57 to $4.00               $2.75                   --
                                       -----------                                      -----
Outstanding at Dececember 31, 1995         621,801         $1.16 to $7.37               $4.22
  Granted                                  650,300         $3.61 to $8.29               $5.55                $4.41
  Exercised                              (116,133)         $1.75 to $5.00               $2.19                   --
  Canceled or expired                    (131,934)         $2.90 to $8.29               $5.98                   --
                                         ---------                                      -----
Outstanding at December 31, 1996         1,024,034         $1.90 to $6.22               $3.02                   --
                                         =========                                      =====

                                                                         Weighted Average
Outstanding at December 31, 1996                    Shares                   Option Price
                                                    ------                   ------------
  Weighted average life -  3 months                  1,000                          $1.90
  Weighted average life - 72 months              1,023,034                          $3.03

Outstanding at December 31, 1995
  Weighted average life -  10 months               114,134                          $1.98
  Weighted average life -  78 months               342,667                          $4.02
  Weighted average life - 117 months               165,000                          $6.10

Outstanding at December 31, 1994
  Weighted average life -  5 months                 11,700                          $1.50
  Weighted average life - 21 months                128,134                          $2.00
  Weighted average life - 83 months                284,467                          $4.02
  Weighted average life - 87 months                 11,600                          $5.29

Exercisable at December 31, 1996
  Weighted average life -  3 months                  1,000                          $1.90
  Weighted average life - 72 months                271,773                          $3.03

Exercisable at December 31, 1995
  Weighted average life -  10 months               114,134                          $1.98
  Weighted average life -  72 months                70,334                          $3.86
  Weighted average life - 117 months                 6,267                          $5.18

Exercisable at December 31, 1994
  Weighted average life -  5 months                 11,700                          $1.50
  Weighted average life - 21 months                105,423                          $2.00
  Weighted average life - 83 months                 35,775                          $3.81
  Weighted average life - 87 months                  3,600                          $5.00

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     In connection with the merger with StatSpin, each outstanding option and warrant of StatSpin was converted into an option to purchase IRIS common stock at a ratio of 4.095 shares of IRIS common stock for each share of StatSpin common stock, resulting in options to purchase an aggregate of 126,000 shares of IRIS common stock. The exercise price ranges from $3.66 to $7.32 per share of IRIS common stock. During 1996, options to purchase 19,050 shares at $7.32 per share expired, and options to purchase 21,791 shares at $3.66 per share were exercised. At December 31, 1996, options to purchase 85,213 shares at prices ranging from $3.66 to $4.58 remained outstanding. Certain of these options were scheduled to expire in March 1997, but were extended an additional year.

     In 1996, the Company adopted a deferred compensation plan. All employees are eligible to participate in the plan. Contributions by the Company are discretionary. Employees vest in amounts contributed by the Company over five years. The Company contributed $44,751 to the plan for 1996.

Warrants:

     At December 31, 1996, there were warrants outstanding and exercisable to purchase 75,000 shares at $8.125 per share until March 30, 1998; 512,000 shares at $6.50 per share until September 29, 1998; 150,000 shares at $7.80 per share until September 28, 2000; and 875,000 shares at $8.00 per share until July 31, 2000.

15.  COMMITMENTS.

Leases:

     The Company leases real property under agreements which expire at various times over the next four years. Certain leases contain renewal options and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

     Future minimum rental payments required under operating leases that have an initial term is excess of one year as of December 31, 1996, are as follows:

                    Year Ended December 31,                         Amount
                    ------------------------------------------------------
                    1997                                          $436,596
                    1998                                           405,328
                    1999                                           207,992
                    2000                                            21,483
                                                                ----------
                                                                $1,071,399
                                                                ==========

     Rent expense under all operating leases during 1994, 1995 and 1996 was $290,294, $453,762 and $347,925, respectively.

Other:

     IRIS has consulting and licensing agreements with Cytocolor, Inc. relating to the use of its patented leukocyte stain in The White IRIS. Under the terms of the agreements, IRIS is subject to the following future minimum royalty payments:

                      Year Ended December 31,                       Amount
                      ----------------------------------------------------
                      1997                                         $20,000
                      1998                                          20,000
                      1999                                          20,000
                      2000                                          20,000
                      Years thereafter                             260,000
                                                                  --------
                                                                  $340,000
                                                                  ========

     In connection with the development agreement with Poly, IRIS has agreed to fund $15,000 per month (up to a maximum of $500,000) of the cost of the development project for several new products to enhance automation in the urinalysis field (see Note 11).

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As part of the purchase price for the PSI acquisition, the Company issued the seller a five year warrant to purchase 875,000 shares of common stock at $8.00 per share. Following the Company's restatement in the third quarter of 1996 of financial results for certain prior periods, the Company received a request from the seller for a reduction in the exercise price of the warrant. In its request, the seller asserts that it had relied on the prior financial information and suffered material damage as a result. The Company has declined to consider the seller's request until the Company has evaluated its claims against the seller.

16.     EARNINGS PER SHARE.

     The computation of per share amounts for 1994, 1995 and 1996 is based on the weighted average number of common shares and common share equivalents outstanding for the period, unless antidilutive. Fully diluted and primary earnings (loss) per share were $.28, $.33 and ($1.21) for the years ended December 31, 1994, 1995 and 1996, respectively. As described in Note 14, future calculations of earnings per share may be adversely impacted by the issuance of the Preferred Stock.

17.     LICENSE.

     TOA Medical Electronics Co., Ltd. has developed several urine sediment analyzers under license from IRIS using pre-1989 IRIS technology. IRIS received royalties under this license of $111,000, $98,000, and $65,000 in 1994, 1995 and 1996, respectively.

18.     RESEARCH AND DEVELOPMENT GRANTS AND CONTRACTS.

     The Company has in the past partially funded its research and development programs through (i) grants from NASA and National Institute of Health (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities. In recent years, the Company has entered into four significant externally-funded projects, two joint development projects with strategic partners and two projects with Company-sponsored research and development entities. From 1994 to 1996, the Company collaborated with Boehringer Mannheim Corporation ("BMC"), an Indianapolis-based manufacturer of diagnostic products, and Boehringer Mannheim GmbH ("BMG"), BMC's German affiliate and a world leader in clinical chemistry, in the development of (I) the CHEMSTRIP/IRIStrip urine test strips for The Yellow IRIS and (ii) the Model 900UDx, the latest model in The Yellow IRIS family. The Company entered into a project in October 1992 with LDA, a Company-sponsored research and development entity, for development of The White IRIS leukocyte differential analyzer. In June 1995, the Company acquired LDA for approximately 498,000 shares of common stock. As a result of the LDA acquisition, the Company incurred a non-recurring, non-cash charge of $2.9 million for the year ended December 31, 1995 for the acquisition of in-process research and development since The White IRIS had not yet received FDA clearance. The White IRIS received FDA clearance in May 1996, and the Company expects to begin marketing The White IRIS in 1997. The Company entered into a similar project in September 1995 with Poly U/A Systems, Inc., another Company-sponsored research and development entity, for development of several new products to enhance automated urinalysis ("the Poly Products"). The program with Poly is currently ongoing.

     BMC and BMG recently agreed to several amendments to their contracts with the Company, strengthening their ties in the supply and distribution of CHEMSTRIP/IRIStrips urine test strips while withdrawing from longer term mutual commitments in the areas of hematology and urine microscopy. Among other things, BMC agreed to supply the Company with CHEMSTRIP/IRIStrips urine test strips at a reduced price and extended the term of the underlying supply agreement. In return, the Company relieved BMC of its obligation to purchase a minimum number of Model 900UDx systems and to supply certain technology and components.

     The Company will continue to manufacture the Model 900UDx with BMG providing certain components on a OEM basis at cost. The Company retained exclusive marketing rights to the Model 900UDx in Taiwan and secured non-exclusive rights for the rest of the world outside of Germany and Italy.

     As compensation to the Company for potentially missed business opportunities in hematology, Corange International Limited sold to the Company the 469,413 shares of Common Stock and the warrant to purchase 250,000 shares of common stock previously acquired from the Company in connection with various joint development projects at their original aggregate purchase price of $2.1 million, or $4.54 per share of Common Stock. On December 31, 1996, the outstanding balance of the purchase price was approximately $1.6 million.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company has the right, if necessary, to extend the due date of the last two installments by one year but must pay 8% interest during the extension period.

     Reimbursements are recognized under research and development grants and contracts in amounts equivalent to reimbursable research and development costs incurred on the related project plus, where contractually provided for, an amount to cover general and administrative costs of the project.

     Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                                                                           Years Ended December 31,
                                               ----------------------------------------------------
                                                     1994                1995                 1996
                                                     ----                ----                 ----
               Reimbursements                  $1,110,878          $  842,663            1,779,820
               Costs                            1,258,405           1,494,873            1,498,165
                                                ---------           ---------            ---------
               Net costs                       $  147,527          $  652,210           $(281,655)
                                               ==========          ==========           ==========

     Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

19.      UNUSUAL CHARGES

     The results of operations for the year ended December 31, 1996 included unusual charges totaling $2,036,592. Due to the Company's decision not to pursue a previously announced public offering, the Company recognized $685,721 of expenses associated with the offering. The charge also included $617,266 for expenses related to recently completed litigation and arbitration matters. In the fourth quarter of 1996, the Company incurred a charge of $298,113 for severance and other incremental costs associated with a restructuring of the Company's personnel. Legal and accounting expenses for the Company's merger with StatSpin totaled $244,492. Reductions in the net realizable value of inventory and other assets totaled $191,000.

20.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table summarizes certain financial information by quarter for
                                1995 and 1996:

                                                                                                  1995
                                        --------------------------------------------------------------
                                          March 31          June 30      September 30      December 31
                                        --------------------------------------------------------------
       Net revenues                     $3,167,277       $3,715,883        $3,743,641       $3,765,357
       Gross margin on net revenues      1,535,808        1,908,864         1,931,560        1,889,110
       Other income net                    118,137           87,207            65,597          106,819
       Net income (loss)                   397,494       (2,916,490)          563,818        4,081,590
       Net income (loss) per share            0.07            (0.53)             0.09             0.61

                                                                                                  1996
                                        --------------------------------------------------------------
                                          March 31          June 30      September 30      December 31
                                        --------------------------------------------------------------
       Net revenues                     $3,904,096       $4,823,455        $5,543,448       $6,283,132
       Gross margin on net revenues      1,862,847        2,400,628         2,343,007        2,694,226
       Other income (expense), net          82,248           80,753          (166,612)        (405,434)
       Net income (loss)                   206,912          351,116        (6,250,834)      (1,735,382)
       Net income (loss) per share             .03              .05              (.98)            (.30)

       The quarters ended June 30, 1995 and September 30, 1996 include the write-off of acquired in-process research and development of $3,175,645 and $7,250,000, respectively.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                                                                                Additions
                                                                   ----------------------------------
                                                                    Charged to Cost     Charged to                         Ending
                                                Beginning Balance    and Expenses      Other Accounts       Deductions     Balance
                                                -----------------   ---------------    --------------       ----------     -------
Year Ended December 31, 1996
Allowance for Doubtful Accounts                    $   87,759          $252,037           $10,000        $   (31,030)(1)  $  328,700
Reserve for Inventory Obsolescence                 $  380,845                --                --        $  (208,860)(1)  $  171,985
Deferred Tax Asset Valuation Allowance             $1,563,000          $437,000                --                 --      $2,000,000

Year Ended December 31, 1995
Allowance for Doubtful Accounts                    $   89,335                --                --        $    (1,576)(1)  $   87,750
Reserve for Inventory Obsolescence                 $  332,926          $ 47,919                --                 --      $  380,840
Deferred Tax Asset Valuation Allowance             $5,787,000                --                --        $(4,224,000)(2)  $1,563,000

Year Ended December 31, 1994
Allowance for Doubtful Accounts                    $   93,842          $ 11,000                --        $   (15,507)(1)  $   89,335
Reserve for Inventory Obsolescence                 $  212,989          $131,105                --        $   (11,168)(1)  $  332,926
Deferred Tax Asset Valuation Allowance             $6,414,352                --                --        $  (627,352)(2)  $5,787,000

------------------------
(1) Relates to the write-off of accounts receivable or disposal of obsolete inventory.
(2) Relates to change and/or utilization in valuation allowance.

                                 EXHIBIT INDEX


  No.                                                   Description
  --                                                    -----------
  3.1(a)   --    Certificate of Incorporation, as amended (1)
  3.1(b)   --    Certificate of Designations of Series A Convertible Preferred Stock (2)
  3.2      --    Restated Bylaws (3)
  4.1      --    Specimen of Common Stock Certificate (4)
  4.1      --    Certificate of Designations of Series A Convertible Preferred Stock (2)
  10.1     --    Lease of the Company's headquarters facility, as amended (5)
  10.2(a)  --    1982 Stock Option Plans and form of Stock Option Agreement (6)
  10.2(b)  --    1983 and 1986 Stock Option Plans, and forms of Stock Option Agreements for each Plan (7)
  10.2(c)  --    Amended and Restated 1986 Stock Option Plan (8)
  10.2(d)  --    1994 Stock Option Plan and forms of Stock Option Agreements (9)
  10.2(e)  --    Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan (10)
  10.2(f)  --    Key Employee Stock Purchase Plan (11)
  10.3     --    Various Agreements with TOA Medical Electronics (12)
  10.4(a)  --    Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation (13)
  10.4(b)  --    Research and Development and Distribution Agreement dated February 6, 1995 by and among the
                 Company, LDA Systems, Inc. and Corange International Limited (13)
  10.4(c)  --    Amendment to Distribution Agreements (14)
  10.5     --    Warrant Certificate dated March 20, 1995 issued to Biovation, Inc. (13)
  10.6(a)  --    Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A
                 Systems, Inc. (15)
  10.6(b)  --    Research and Development Agreement dated as of September 29, 1995 between the Company and
                 Poly U/A Systems, Inc. (15)
  10.6(c)  --    $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in favor of the Company (15)
  10.6(d)  --    Certificate of Incorporation of Poly U/A Systems, Inc. (See Article FOUR regarding the
                 IRIS Option) (15)
  10.7(a)  --    Agreement and Plan of Merger dated January 31, 1996 between the Company and StatSpin, Inc. (16)
  10.7(b)  --    Registration Rights Agreement dated January 31, 1996 between the Company and StatSpin
                 Stockholders (16)
  10.8(a)  --    Asset Purchase Agreement dated as of July 15, 1996 by and among the Company, Digital Imaging
                 Technologies, Inc., Perceptive Scientific Instruments, Inc. and Perceptive Scientific
                 Technologies, Inc. (17)
  10.8(b)  --    Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and
                 Digital Imaging Technologies, Inc. (10)
  10.8(c)  --    Warrant Certificate dated July 31, 1996 issued to Digital Imaging Technologies, Inc. (10)
  10.8(d)  --    Stockholder Guaranty Agreement dated July 31, 1996 between Edward Randall, III and PSII
                 Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                 Scientific Instruments, Inc.) (10)
  10.8(e)  --    Non-Competition Agreement dated as of July 15, 1996 between Edward Randall, III and PSII
                 Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                 Scientific Instruments, Inc.) (10)
  10.8(f)  --    Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging
                 Systems, Inc. and PSII Acquisition
                 Corp., a wholly-owned subsidiary of the Company (now known as Perceptive Scientific
                 Instruments, Inc.) (10)
  10.9     --    $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of
                 Digital Imaging Technologies, Inc. (10)
  10.10(a) --    $1,500,000 Promissory Note dated July 29, 1996 (Revolving Credit Facility) (10)

  10.10(b) --  Change in Terms Agreement dated as of January 3, 1997 (Revolving Credit Facility)
  10.10(c) --  Supplemental Terms letter dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(d) --  Supplemental Terms Letter dated as of January 3, 1997 (Revolving Credit Facility)
  10.10(e) --  $4,900,000 Amended and Restated Promissory Note dated as of January 3, 1997 (Term Loan)
  10.10(f) --  Supplemental Terms Letter dated as of January 3, 1997 (Term Loan)
  10.10(g) --  Waiver of Default dated as of January 3, 1997
  10.10(h) --  Warrant to Purchase Common Shares
  10.10(i) --  Commercial Security Agreement dated July 29, 1996 (10)
  10.10(j) --  Commercial Pledge Agreement dated July 29, 1996 (10)
  10.10(k) --  Various Additional Security Agreements dated as of January 3, 1997
  10.11(a) --  Securities Purchase Agreement dated December 31, 1996 by and between the Company and
               Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.11(b) --  Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex Convertible
               Growth Fund I, L.P. (2)
  10.11(c) --  Registration Rights Agreement dated December 31, 1996 by and between the Company and
               Thermo Amex Convertible Growth Fund I, L.P. (2)
  11       --  Statement re: Computation of Per Share Earnings
  24.1     --  Consent of Coopers & Lybrand L.L.P.
  24.2     --  Consent of KPMG Peat Marwick LLP
  27       --  Financial Data Schedule
  99       --  Additional Information Regarding Forward Looking Statements
-------------------

The following items are incorporated by reference to the Company's documents cited below.

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)  Current Report on Form 8-K dated January 15, 1997.
(3)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).
(5) Annual Report on Form 10-K for the year ended December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
(6) Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985 (File No. 2-99240).
(7) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).
(8)  Annual Report on Form 10-K for the year ended December 31, 1992.
(9) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(10) Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(11) Registration Statement on Form S-8 filed January 3, 1997.
(12) Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.
(13) Annual Report on Form 10-K for the year ended December 31, 1994.
(14) Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(15) Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.
(16) Annual Report on Form 10-K for the year ended December 31, 1995.
(17) Current Report on Form 8-K filed July 17, 1996.