Form 10-Q
period 1997-03-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1997-05-15
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarter ended                                Commission File
     March 31, 1997                                       No. 1-9767

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



                               Yes X                 No _________


      The number of shares of Common Stock of the registrant outstanding as of May 8, 1997 was 5,991,388.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                               INDEX TO FORM 10-Q

                   Three months ended March 31, 1997 and 1996




                                                                                       PAGE


       PART 1 -   FINANCIAL INFORMATION

                  ITEM 1 -  Consolidated Financial Statements

                  Consolidated Balance Sheets............................................2


                  Consolidated Statements of Operations..................................3


                  Consolidated Statements of Cash Flows..................................4


                  Notes to Consolidated Financial Statements.............................5


                  ITEM 2 - Management's Discussion and Analysis of
                          Financial Condition and Results of Operations..................8



       PART 2 -   OTHER INFORMATION

                  ITEM 1 - Legal Proceedings............................................13

                  ITEM 6 - Exhibits And Reports on Form 8-K

                  (a)  Exhibits.........................................................13
                  (b)  Reports on Form 8-K..............................................13



       SIGNATURE........................................................................13

PART 1       FINANCIAL INFORMATION

ITEM 1 -     CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              At December 31,        At March 31,
                                                                                     1996                1997
                                                                                ------------         ------------
                                                                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                                    $  3,602,535         $  2,018,028
   Short-term investments                                                            667,589              400,000
   Accounts receivable, net of allowance for doubtful
     accounts of $278,766 in 1996 and $285,819 in 1997                             5,207,933            4,581,301
   Inventories                                                                     4,838,206            4,430,353
   Prepaid expenses and other current assets                                         163,465              146,752
   Deferred tax asset                                                                936,500            1,057,500
                                                                                ------------         ------------
     Total current assets                                                         15,416,228           12,633,934

   Property and equipment, at cost, net of accumulated depreciation                1,947,713            1,718,458
   Purchased intangibles                                                          10,324,760           10,069,617
   Software development costs, net of accumulated amortization of
    $847,880 in 1996 and $931,623 in 1997                                            920,972              961,930
   Deferred warrant costs                                                          1,155,452            1,122,808
   Deferred tax asset                                                              7,276,250            7,276,250
   Other assets                                                                      818,870            1,094,150
                                                                                ------------         ------------
     Total assets                                                               $ 37,860,245         $ 34,877,147
                                                                                ============         ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                                                        $  1,334,755            1,334,755
   Current portion of long term debt                                               2,600,000            1,600,000
   Accounts payable                                                                4,587,407            3,474,792
   Accrued expenses                                                                3,901,071            3,231,739
   Deferred income - service contracts                                               799,523              850,879
   Deferred income - other                                                           279,591              227,096
                                                                                ------------         ------------
     Total current liabilities                                                    13,502,347           10,719,261

Subordinated note payable                                                          7,000,000            7,000,000
Deferred income - service contracts and other                                        193,219              215,103
Notes payable, long-term portion                                                   3,400,000            3,100,000
                                                                                ------------         ------------
     Total liabilities                                                            24,095,566           21,034,364

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value
     Authorized:  3,000,000 shares
     Convertible Series A,
     Shares issued and outstanding:  3,000 in 1996 and 1997
     ($3,000,000 liquidation preference)                                                  30                   30
   Common stock, $.01 par value
     Authorized:  15,600,000 shares
     Shares issued and outstanding:
     1996 - 5,911,890, 1997 - 5,991,388                                               59,118               59,913
   Additional paid-in capital                                                     36,311,535           36,681,575
   Treasury stock, at cost (26,240 shares in 1996 and 1997)                         (103,500)            (103,500)
   Unearned compensation                                                            (385,879)            (439,933)
   Foreign currency translation adjustment                                            37,791                1,189
   Accumulated deficit                                                           (22,154,416)         (22,356,491)
                                                                                ------------         ------------
     Total shareholders' equity                                                   13,764,679           13,842,783
                                                                                ------------         ------------
     Total liabilities and shareholders' equity                                 $ 37,860,245         $ 34,877,147
                                                                                ============         ============


---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                              For the three months ended March 31,
                                                                     1996                1997
                                                                 -----------         -----------
Sales of IVD imaging systems                                     $   869,139         $ 2,479,290
Sales of IVD imaging supplies and services                         2,013,795           2,619,324
Sales of small instruments and supplies                            1,021,162           1,103,294
Royalty revenue                                                       21,835              88,127
                                                                 -----------         -----------

Net revenues                                                       3,925,931           6,290,035
                                                                 -----------         -----------
Cost of goods - IVD imaging systems                                  481,940           1,228,110
Cost of goods - IVD imaging supplies and services                  1,030,901           1,459,414
Cost of goods - sales of small instruments and supplies              528,408             573,474
                                                                 -----------         -----------

Cost of goods sold                                                 2,041,249           3,260,998
                                                                 -----------         -----------

Gross margin                                                       1,884,682           3,029,037

Marketing and selling                                                790,057           1,166,841
General and administrative                                           390,902             998,076
Research and development                                             270,103             455,965
Intangibles amortization                                              69,054             311,868
Unusual charges                                                      199,365              95,129
                                                                 -----------         -----------

Total operating expenses                                           1,719,481           3,027,879

Operating income                                                     165,201               1,158

Other income (expense):
   Interest income                                                    59,799              19,682
   Interest expense                                                   (5,366)           (310,744)
   Other income                                                        5,980                  --
                                                                 -----------         -----------

Income (loss) before provision (benefit) for income taxes            225,614            (289,904)

Provision (benefit) for income taxes                                  18,702             (87,829)
                                                                 -----------         -----------
Net income (loss)                                                    206,912            (202,075)

Less imputed preferred stock dividend                                     --            (450,000)
                                                                 -----------         -----------

Net income (loss) available to common shareholders               $   206,912         $  (652,075)
                                                                 ===========         ===========

Net income (loss) per common share, after deduction
  of imputed dividend on preferred stock                         $       .03         $      (.11)
                                                                 ===========         ===========
Weighted average number of common shares and common
share equivalents outstanding for the period                       6,513,281           5,932,176
                                                                 ===========         ===========



--------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                         For the three months ended March 31,
                                                                               1996                1997
                                                                           -----------         -----------
Cash flows from operating activities:
     Net income (loss)                                                     $   206,912         $  (202,075)
     Adjustments to reconcile net income (loss) to cash provided by operations:
       Deferred tax benefit                                                         --            (121,000)
       Depreciation and amortization                                           106,329             657,459
       Common stock and stock option compensation                               29,036              48,109
    Changes in assets and liabilities:
       Accounts receivable - trade and other                                (1,540,159)            519,150
       Service contracts, net                                                  (81,190)            143,027
       Inventories                                                            (435,311)            401,235
       Prepaid expenses and other current assets                               (22,165)             16,713
       Other assets                                                                 --               5,559
       Accounts payable                                                        311,365          (1,211,091)
       Accrued expenses                                                        (14,128)            (41,038)
       Deferred income - other                                                 940,475             (52,495)
                                                                           -----------         -----------
      Net cash provided (used) by operating activities                        (498,836)            163,553
                                                                           -----------         -----------
Cash flows from investing activities:
      Acquisition of property and equipment                                   (446,900)            (37,228)
      Acquisition of product line                                             (213,700)                 --
      Software development costs                                              (146,876)           (124,701)
      Acquisition of other assets                                             (162,999)            (30,000)
      Decrease in short term investments                                       119,869             267,589
                                                                           -----------         -----------
Net cash (used) provided by investing activities                              (850,606)             75,660
                                                                           -----------         -----------
Cash flow from financing activities:
      Repayment of notes payable                                              (310,633)         (1,300,000)
      Repurchase of common stock                                                    --            (545,057)
      Issuance of common stock for cash                                         29,893              22,009
      Issuance of common stock for cash under Employee Stock
        Purchase Plan                                                           61,445             102,163
      Cash overdraft                                                            57,342                  --
      Deferred offering costs                                                       --             (93,244)
                                                                           -----------         -----------
Net cash used by financing activities                                         (161,953)         (1,814,129)
                                                                           -----------         -----------
Effect of foreign currency fluctuation on cash and cash equivalents                 --              (9,591)
                                                                           -----------         -----------
Net decrease in cash and cash equivalents                                   (1,511,395)         (1,584,507)
Cash and cash equivalents at beginning of period                             1,511,395           3,602,535
                                                                           -----------         -----------
Cash and cash equivalents at end of period                                 $        --         $ 2,018,028
                                                                           ===========         ===========
Supplemental schedule of non cash activities:
   Issuance of common stock in exchange for services                       $        --         $   102,163
   Issuance of common stock in satisfaction of accounts payable                     --              80,000
   Issuance of warrants to purchase common stock                                    --              64,500
   Deferred offering costs not paid                                                 --             186,496
Supplemental disclosure of cash flow information
   Cash paid for interest                                                        5,366             289,233
   Cash paid for income taxes                                                       --                  --



----------------------
The accompanying notes are an integral part of these consolidated financial statements.

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

     On July 31, 1996, the Company, through a wholly owned subsidiary, PSI Acquisition Corp., acquired the IVD imaging business of Perceptive Scientific Instruments, Inc. for $9.5 million in cash (including $400,000 in acquisition costs), issuance of a $7.0 million 8.25% subordinated note ("Subordinated Note") and a five year warrant to purchase 875,000 shares of the Company's common stock at $8.00 per share (valued for accounting purposes at $927,000,) ("the PSI Acquisition"). The cash portion of the purchase price was paid primarily with funds obtained from a bank under a $7.8 million term loan ("Term Loan") and a new $1.5 million revolving line of credit ("Credit Facility"). The Company subsequently changed the name of PSI Acquisition Corp. to Perceptive Scientific Instruments, Inc. ("PSI").

     PSI designs, develops, manufactures and markets IVD imaging systems for biological, clinical and research applications. PSI's primary business is providing cytogenetic analysis instrumentation and related services through worldwide sales of its proprietary PowerGene product line. The PowerGene product line is used in various procedures for chromosome analysis, including karyotyping and DNA probe and comparative genomic hybridization analysis via fluorescent in-situ hybridization methods. The PowerGene system is marketed in North America from PSI's Houston headquarters and internationally through its U.K. subsidiary.

     The PSI Acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair value at the date of acquisition. The operating results of the acquired business of PSI are included in the consolidated statement of operations from the date of acquisition, August 1, 1996. Accordingly, PSI financial results are included in the consolidated statement of operations for the quarter ended March 31, 1997 and are not included in the consolidated statement of operations for the comparable period in the prior year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 1997 and the results of their operations and cash flows for the three months ended March 31, 1997 and 1996. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the latest Company's annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Principles of Consolidation:

    The consolidated financial statements include the accounts of International Remote Imaging Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications:

    Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

3.  INVENTORIES.

    Inventories are carried at the lower of cost or market, on a first-in, first-out basis and are composed of the following:


                                              At December 31, 1996     At March 31, 1997
                                             --------------------   --------------------

        Finished goods                                  $  631,116            $  591,869
        Work-in-process                                    646,031               724,280
        Raw materials, parts and
          sub-assemblies                                 3,561,059             3,114,204
                                                        ----------            ----------
                                                        $4,838,206            $4,430,353
                                                        ==========            ==========



4.   PURCHASED INTANGIBLES.

        Purchased intangibles, at cost, consist of the following:

                                            At December 31, 1996      At March 31, 1997
                                            --------------------   --------------------

        Goodwill                                    $  1,377,973           $  1,377,973

        International distribution
          channel                                      5,571,728              5,571,728
        Acquired technology
          and know-how                                 3,960,904              3,960,904
                                                    ------------           ------------
                                                      10,910,605             10,910,605

        Less accumulated
          amortization                                  (585,845)              (840,988)
                                                    ------------           ------------


        Total                                       $ 10,324,760           $ 10,069,617
                                                    ============           ============

5.  SHORT TERM BORROWINGS AND NOTES PAYABLE.

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

    On March 31, 1997 the outstanding principal balance of the Term Loan was $4.7 million. The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.50% on March 31, 1997) plus 1.5%. The interest rate increases an additional
0.25 percentage points on each of June 1 and July 1, 1997. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty. The Company has further reduced the outstanding principal balance of the Term Loan to $4.1 million as of May 11, 1997.

    The outstanding principal balance on the Credit Facility was $1.3 million on March 31, 1997. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 1.5%. The interest rate increases an additional 0.25 percentage points on each of June 1 and July 1, 1997 if the Term Loan is still outstanding on those dates. The Credit Facility matures April 15, 1998 and is collateralized by a first priority lien on all of the assets of the Company.

    The outstanding principal balance on the Subordinated Note was $7.0 million on March 31, 1997. The Subordinated Note bears interest at a fixed rate of 8.5% per annum, payable in quarterly installments. The entire principal is due on or before July 31, 2001.

    The Company is presently pursuing additional financing to repay principal on its outstanding indebtedness and to fund its long-term business strategy. The Company may not be able to secure adequate additional financing on favorable terms, if at all.

6.  CAPITAL STOCK.

Stock Issuances:

     During the quarter ended March 31, 1997, the Company issued 48,287 shares of common stock in exchange for $204,326, in cash and services under the Employee Stock Purchase Plan. Also, for the quarter ended March 31, 1997, options to purchase 62,700 shares of common stock were granted under the 1997 Stock Option Plan. Options for 9,934 shares of common stock were exercised and options for 13,800 shares of common stock were canceled. At March 31, 1997, options to purchase 1,063,000 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2007. The exercise price for these options ranges from $2.59 to $3.72 per share, or an aggregate of $3.3 million. At March 31, 1997, there were 347,667 shares of common stock available for the granting of future options.

     For the quarter ended March 31, 1997, 21,277 shares of common stock were issued in satisfaction of accounts payable totaling $80,000.

Warrants:

     At March 31, 1997, there were warrants outstanding and exercisable to purchase 75,000 shares at $8.125 per share until March 30, 1998, 512,000 shares at $6.50 per share until September 29, 1998, 150,000 shares at $7.80 per share until September 28, 2000, 875,000 shares at $8.00 per share until July 31, 2001, 84,270 shares at $3.56 per share until December 31, 2001 and 50,000 shares at $3.875 per share until January 15, 2000.

     As part of the purchase price for the PSI Acquisition, the Company issued the seller a five-year warrant to purchase 875,000 shares of common stock at $8.00 per share. Following the Company's restatement in the third quarter of 1996 of financial results for certain prior periods, the Company received a request from the seller for a reduction in the exercise price of the warrant. In its request, the seller asserts that it had relied on the prior financial information and suffered material damage as a result. The Company has declined to consider the seller's request until the Company has evaluated its claims against the seller.

7.  RESEARCH AND DEVELOPMENT GRANTS AND CONTRACTS.

     Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                 1996                   1997
                                               --------               --------
            Reimbursements                     $812,687               $312,538
            Costs                               822,318                339,205
                                               --------               --------
            Net costs                          $  9,631               $ 26,667
                                               ========               ========

     Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

8.  UNUSUAL CHARGES.

     The results of operations for the three month period ended March 31, 1997 include unusual charges totaling $95,129 and are primarily legal expenses relating to the recently completed litigation and arbitration matters. The unusual charges in the comparable period in the prior year totalled $199,365 and primarily related to StatSpin merger expenses.

9.   INCOME TAXES

     The income tax benefit for the quarter ended March 31, 1997 was approximately $88,000 as compared to an income tax provision of approximately $19,000 for 1996. The income tax benefit for the quarter ended March 31, 1997 differs from the federal statutory rate due to state, local and foreign income taxes incurred on taxable income at a subsidiary level which is not offset by losses at the corporate level.

10. EARNINGS PER SHARE.

    The computations of share amounts for the three month periods ended March 31, 1997 are based on the weighted average number of shares outstanding for the period. Common shares equivalents were not included in the computation as their inclusion would be antidilutive.

    The staff of the Securities and Exchange Commission recently announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position that solely for purposes of calculating earnings per share the potential discount is an imputed dividend to the preferred stockholders which reduces the amount of earnings available to common stockholders. Accordingly, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in the quarter ended March 31, 1997. The staff's position is limited to calculations of earnings per common share and will not have any effect on the Company's net income and cash flow.

     The computation of share amounts for the three months ended March 31, 1996 is based on the weighted average number of shares and common share equivalents outstanding for the period.

11.  RECENTLY-ISSUED ACCOUNTING STANDARD

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. Due to the net loss incurred, the adoption of SFAS No. 128 for the quarter ended March 31, 1997 would not have had an impact on net loss per share. The Company has not yet determined the impact of SFAS No. 128 for the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company generates revenues from sales of in vitro diagnostic ("IVD") imaging systems based on its patented and proprietary AIM technology. Following the initial sale, these systems become part of the "installed base" and generate follow-on sales of supplies and service necessary for their operation. The Company also generates revenues from sales of ancillary lines of small laboratory instruments and supplies.

    Until recently, the Company generated most of its revenues from sales of two models of The Yellow IRIS urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS. The Model 900UDx urine pathology system, the latest in The Yellow IRIS family, is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. The Company received FDA clearance to market the Model 900UDx in March 1996 and began sales in May of that year. The Company also received FDA clearance to market The White IRIS leukocyte differential analyzer in May 1996 and expects to start sales of this system in 1997. Finally, the Company began selling the PowerGene family of genetic analyzers in August 1996 after completing the acquisition, ("the PSI Acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc.

    The Company invests in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                               For the Three Months Ended March 31,
                                                                         1996              1997
                                                                     ----------        ----------
          Research and development expense, net .............        $  270,103        $  455,965
          Capitalized software development costs ............           146,876           124,701
          Reimbursed costs for research and
          development grants and contracts ..................           812,687           312,538
                                                                     ----------        ----------
                 Total product technology expenditures ......        $1,229,666        $  893,204
                                                                     ==========        ==========

    The Company partially funds its research and development programs through
(i) grants from NASA and NIH, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

RESULTS OF OPERATIONS

     The consolidated financial statements also reflect the consummation of the PSI Acquisition on July 31, 1996 which was accounted for using the purchase method of accounting. Accordingly, PSI financial results are included in the consolidated statement of operations for the quarter ended March 31, 1997 but are not included in the consolidated statement of operations for the comparable period in the prior year.

    Comparison of Quarter Ended March 31, 1997 to Quarter Ended March 31, 1996

     Net sales for the first quarter ended March 31, 1997 increased to $6.3 million from $3.9 million, an increase of $2.4 million or 60% over the comparable period in the prior year. Sales of IVD imaging systems increased to $2.5 million from $869,000, an increase of $1.6 million or 185% over the comparable period in the prior year. The increase was due primarily to the addition of the PowerGene family of genetic analyzers to the Company's product line in August 1996 as a result of the PSI Acquisition as well as increases in sales of The Yellow IRIS. However, the Company believes that the ongoing consolidation in the healthcare industry may adversely affect sales of The Yellow IRIS as some hospitals and reference laboratories appear to be postponing large capital investment decisions due to the resulting uncertainty. The Company also believes that there is a growing trend among potential customers for The Yellow IRIS toward leasing these systems on a cost-per-test basis rather than purchasing them. This trend is expected to spread the revenue from system placements over several years.

    Sales of IVD imaging system supplies and services increased to $2.6 million from $2.0 million, an increase of $600,000 or 30% over the comparable period in the prior year, due to the larger installed base of IVD imaging systems and the conversion of The Yellow IRIS installed base to the new CHEMSTRIP/IRIStrip urine test strips marketed exclusively by the Company. As of March 31, 1997, the Company had converted more than 90% of this installed base from test strips marketed by various distributors to the new strips. Sales of small instruments and supplies increased to $1.1 million from $1.0 million, an increase of $100,000 or 8%, over the comparable period in the prior year. The increase reflects generally higher sales levels of the StatSpin products, as well as the addition of the CenSlide product line in March 1996.

    Royalty revenues for the first quarter ended March 31, 1997 increased to $88,000 from $22,000, an increase of $66,000 over the comparable period in the prior year. The increase is primarily the result of increased revenues subject to royalties and payment of royalties relating to the fourth quarter of 1996 which were previously in dispute.

     Cost of goods for IVD imaging systems decreased as a percentage of sales of IVD imaging systems to 50% for the quarter ended March 31, 1997 from 55% for the comparable period in the prior year due primarily to the addition to the Company's product line of the higher-margin PowerGene family of genetic analyzers following the PSI Acquisition and an increase in the average selling price of the Model 900UDX following the conclusion of its introductory sales program.

These factors were partially offset by the addition of the Model 900UDx to the product line and amortization of increased fixed costs for IVD imaging systems. Although the Model 900UDx currently has a lower gross margin than other models of The Yellow IRIS due to an OEM component on which the Company recognizes minimal gross margin, the Company expects the Model 900UDx to generate higher sales of CHEMSTRIP/IRIStrips and other supplies. Cost of goods for IVD imaging system supplies and services increased as a percentage of sales of such products to 56% for the quarter ended March 31, 1997 from 51% for the comparable period in the prior year primarily due to relatively lower gross margins on sales of CHEMSTRIP/IRIStrip urine test strips which accounted for a greater proportion of sales of system supplies and lower gross margins realized on the sales of PowerGene service and supplies. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 52% for the quarter ended March 31, 1997 and is comparable to the quarter ended March 31, 1996. The net result of these changes resulted in an aggregate gross margin of 48% for the quarter ended March 31, 1997, which is comparable to the gross margin realized in the quarter ended March 31, 1996.

     Marketing and selling expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as salaries for the marketing and distributor relations departments. Marketing and selling expenses increased to $1.2 million for the quarter ended March 31, 1997 from $790,000, an increase of $372,000 or 47% over the comparable period in the prior year, due to the addition of the sales force from the PSI Acquisition. Marketing and selling expenses as a percentage of net revenues decreased from 20% in the prior period to 18% in the current period.

    General and administrative expenses consist primarily of payroll costs associated with the Company's management and support personnel, facilities related costs and legal and accounting fees. General and administrative expenses increased to $998,000 for the quarter ended March 31, 1997 from $391,000, an increase of $607,000 or 155% over the comparable period in the prior year, and increased as a percentage of net revenues from 10% to 16%. This increase is the result of the addition of the administrative functions following the PSI Acquisition, increased administrative staffing and increased legal and accounting expenses.

    Net research and development expenses consist of costs incurred for the development of new products and improvements to existing products less third-party reimbursements under joint development programs, grants and research and development contracts. Net research and development expenses increased to $456,000 for the quarter ended March 31, 1997 from $270,000, an increase of $186,000 or 69% over the comparable period in the prior year, and remained constant as a percentage of net revenues at 7%. Reimbursements under joint development programs decreased to $313,000 from $813,000. Total product technology expenditures decreased to $893,000 from $1.2 million, a decrease of $336,000 or 27% over the comparable period in the prior year, due primarily to completion of sponsored work on the Model 900UDx. The decreases were partially offset by increases in expenditures relating to the addition of the research and development staff following the PSI Acquisition.

    Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with joint development projects and intangible assets arising from acquisitions and patents. Amortization of intangible assets for the quarter ended March 31, 1997 increased to $312,000 from $69,000, an increase of $243,000 or 352% over the comparable period in the prior year, primarily as a result of the acquisition of intangible assets in the PSI Acquisition.

    The results of operations for the quarter ended March 31, 1997 include certain unusual charges to earnings of $95,000, primarily legal expenses relating to recently completed litigation and arbitration matters. The unusual charges in the comparable period in the prior year totaled $199,000, related primarily to StatSpin merger expenses.

    Interest income consists of income from investments and decreased to $20,000 for the quarter ended March 31, 1997 from $60,000 for the comparable period in the prior year, primarily as the result of decreased amounts of invested cash in 1997.

     Interest expense increased to $311,000 for the quarter ended March 31, 1997 from $5,000 for the comparable period in the prior year due to the indebtedness incurred to finance the PSI Acquisition.

    The income tax benefit for the quarter ended March 31, 1997 was $88,000, as compared to an income tax provision of $19,000 for 1996. The income tax benefit for the quarter ended March 31, 1997 differs from the federal statutory rate due to state, local and foreign income taxes incurred on taxable income at a subsidiary level which is not offset by losses at the corporate level.

    The staff of the Securities and Exchange Commission recently announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position that, solely for purposes of calculating earnings per share, the potential discount is an imputed dividend to the preferred stockholders which reduces the amount of income available to common stockholders. As a result of the staff's new accounting position, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in the first quarter of 1997. The staff's position is limited to the calculation of earnings per share and did not have any effect on the Company's net income or cash flow.

    The above factors contributed to a net loss of $202,000 or $0.11 per share for the quarter ended March 31, 1997 as compared to net income of $207,000 or $0.03 per share for the quarter ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments decreased to $2.4 million at March 31, 1997 from $4.3 million at December 31, 1996. The decrease is primarily attributable to repayment of notes payable and payments for purchase of common stock. Inventory levels during the first quarter of 1997 decreased to $4.4 million from $4.8 million at December 31, 1996. This decrease is primarily due to the implementation of an inventory reduction program. Total accounts receivable decreased to $4.6 million at March 31, 1997 from $5.2 million at December 31, 1996. This decrease was primarily the result of improved collection efforts.

    Accounts payable decreased to $3.5 million at March 31, 1997 from $4.6 million at December 31, 1996 primarily due to the application of the net proceeds from the sale of the Series A Preferred Stock in late December 1996. Cash provided by operations totaled $164,000 for the quarter ended March 31, 1997, as compared to cash used in operations totaling $499,000 in the quarter ended March 31, 1996.

    In the first quarter of 1997, the Company expended $37,000 for capital equipment and $125,000 in capitalized software development. The Company expended $447,000 for capital equipment and $147,000 in capitalized software development in the comparable quarter of the prior year. The Company does not presently have any material commitments for capital expenditures.

    During the first quarter of 1997, the Company generated cash of $124,000 from stock sales to employees under the Company's stock option and purchase plans.

    On March 31, 1997, the outstanding principal balance of the Term Loan was $4.7 million. The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.50% on April 1, 1997) plus 1.5%. The interest rate increases an additional
0.25 percentage points on each of June 1 and July 1, 1997. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty. The Company has further reduced the outstanding principal balance of the Term Loan to $4.1 million as of May 11, 1997.

    The outstanding principal balance on the Credit Facility was $1.3 million on March 31, 1997. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 1.5%. The interest rate increases an additional 0.25 percentage points on each of June 1 and July 1, 1997 if the Term Loan is still outstanding on those dates. The Credit Facility, collateralized by a first priority lien on all assets, matures April 15, 1998.

    On March 31, 1997, the Company owed approximately $1.0 million for the repurchase of common stock and warrants to purchase common stock from an affiliate of Boehringer Mannheim Corporation. This balance is due in two installments in the second half of 1997. The Company has the right, if necessary, to extend the due dates of the remaining installments by one year each, but must pay 8% interest during the extension periods.

    The Company believes that its current cash on hand plus short-term investments, together with cash generated by operations, will be sufficient to fund normal operations and pay interest on outstanding debt obligations for at least the next year.

    The Company is presently pursuing additional financing to repay outstanding principal on its long-term indebtedness and to fund its long-term business strategy. The Company may not be able to secure adequate additional financing on favorable terms, if at all. Additional outside financing (or a restructuring of existing indebtedness) could result in dilution to holders of Common Stock and significant financial and operational restrictions on the Company.

    In September 1995, the Company and Poly UA Systems Inc. ("Poly"), entered into a research and development agreement to develop the Poly products using the Company's technology. The Company is funding the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly is reimbursing the Company for the excess. The Company has an option to acquire all of the common stock of Poly for an aggregate price increasing on August 1, 1997 from $4.4 million to $5.1 million, payable in cash or shares of Common Stock of the Company. If the Company elects to exercise its option, the portion of the net cost of the acquisition allocated to completed products would be capitalized and its subsequent amortization may impact future earnings to extend profits from products acquired do not cover these costs. For the portion of the net cost of the acquisition allocated to in-process research and development, the Company would record a nonrecurring, noncash (if purchased with Common Stock) charge against then current earnings.

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

RECENTLY-ISSUED ACCOUNTING STANDARD

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. Due to the net loss incurred, the adoption of SFAS No. 128 for the quarter ended March 31, 1997 would not have had an impact on net loss per share. The Company has not yet determined the impact of SFAS No. 128 for the quarter ended March 31, 1997.

FORWARD-LOOKING STATEMENTS

    The foregoing discussion, as well as the other sections of this Annual Report on Form 10-Q, contain various forward-looking statements which reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. The Company has attempted to identify these uncertainties and other factors in its 1996 Annual Report on Form 10-K.

PART 2  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    The Company is involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)   Exhibits

    No.     Description

  3.1(a)     -- Certificate of Incorporation, as amended (1)
  3.1(b)     -- Certificate of Designations of Series A Convertible Preferred
                Stock (2)
  3.2        -- Restated Bylaws (3)
  4.1        -- Specimen of Common Stock Certificate (4)
  4.2        -- Certificate of Designations of Series A Convertible Preferred
                Stock (2)
  11         -- Statement re: Computation of Per Share Earnings
  27         -- Financial Data Schedule



-------------------
The following items are incorporated by reference to the cited Company documents.

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

    (b)     Reports on Form 8-K

    During the quarter ended March 31, 1997, the Company filed a report on Form 8-K on January 15, 1997 to report the sale of 3,000 shares of Series A Convertible Preferred Stock and Warrants to the Thermo Amex Convertible Growth Fund I, L.P.


    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on May 14, 1997.


                                  INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                  By: /s/ Martin S. McDermut
                                  Martin S. McDermut, Vice President, Finance
                                  & Administration and Chief Financial Officer