Form 10-Q
period 1997-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1997-08-14
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarter ended                          Commission File
       June 30, 1997                                  No. 1-9767

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



                           Yes  X      No
                               ----      ----

        The number of shares of Common Stock of the registrant outstanding as of August 8, 1997 was 6,053,125.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                Three and Six months ended June 30, 1997 and 1996


                                                                           PAGE
                                                                           ----
  PART 1 -  FINANCIAL INFORMATION

            ITEM 1 -  Consolidated Financial Statements

            Consolidated Balance Sheets......................................2


            Consolidated Statements of Operations............................3&4


            Consolidated Statements of Cash Flows............................5


            Notes to Consolidated Financial Statements.......................6


            ITEM 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........10


  PART 2 -  OTHER INFORMATION

            ITEM 1 - Legal Proceedings......................................16

            ITEM 5- Submission of Matters to a Vote of Security Holders.....16

            ITEM 6 - Exhibits And Reports on Form 8-K

            (a)  Exhibits...................................................16
            (b)  Reports on Form 8-K........................................16


  SIGNATURE ................................................................16

PART 1 FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         At December 31,        At June 30,
                                                                                    1996               1997
                                                                                                (unaudited)
                                                                            ------------       ------------
Current assets:
   Cash and cash equivalents                                                $  3,602,535       $  1,336,844
   Short-term investments                                                        667,589            125,000
   Accounts receivable, net of allowance for doubtful
     accounts of $278,766 in 1996 and $258,903 in 1997                         5,207,933          4,906,686
   Inventories                                                                 4,838,206          4,529,235
   Prepaid expenses and other current assets                                     163,465            277,004
   Deferred tax asset                                                            936,500          1,061,034
                                                                            ------------       ------------
     Total current assets                                                     15,416,228         12,235,803

   Property and equipment, at cost, net of accumulated depreciation of
     $3,379,884 in 1996 and $3,990,653 in 1997                                 1,947,713          1,533,511
   Purchased intangibles                                                      10,324,760          9,813,804
   Software development costs, net of accumulated amortization of
    $847,880 in 1996 and $1,034,441 in 1997                                      920,972            977,933
   Deferred warrant costs                                                      1,155,452          1,090,163
   Deferred tax asset                                                          7,276,250          7,276,250
   Other assets                                                                  818,870          1,199,724
                                                                            ------------       ------------
     Total assets                                                           $ 37,860,245       $ 34,127,188
                                                                            ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Short-term borrowings                                                    $  1,334,755       $  1,643,057
   Current portion of long term debt                                           2,600,000          4,000,000
   Accounts payable                                                            4,587,407          3,529,180
   Accrued expenses                                                            3,901,071          2,623,389
   Deferred income - service contracts                                           799,523            705,633
   Deferred income - other                                                       279,591            227,096
                                                                            ------------       ------------
     Total current liabilities                                                13,502,347         12,728,355

Subordinated note payable                                                      7,000,000          7,000,000
Deferred income - service contracts and other                                    193,219            202,167
Notes payable, long-term portion                                               3,400,000                --
                                                                            ------------       ------------
     Total liabilities                                                        24,095,566         19,930,522

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value
     Authorized:  3,000,000 shares
     Convertible Series A,
     Shares issued and outstanding:  3,000 in 1996 and 1997
     ($3,000,000 liquidation preference)                                              30                 30
   Common stock, $.01 par value
     Authorized:  15,600,000 shares
     Shares issued and outstanding:
     1996 - 5,911,890, 1997 - 6,053,125                                           59,118             60,530
   Additional paid-in capital                                                 36,311,535         37,018,669
   Treasury stock, at cost (26,240 shares in 1996 and 1997)                     (103,500)          (103,500)
   Unearned compensation                                                        (385,879)          (442,576)
   Foreign currency translation adjustment                                        37,791              2,674
   Accumulated deficit                                                       (22,154,416)       (22,339,161)
                                                                            ------------       ------------
     Total shareholders' equity                                               13,764,679         14,196,666
                                                                            ------------       ------------
     Total liabilities and shareholders' equity                             $ 37,860,245       $ 34,127,188
                                                                            ============       ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       For the three months ended June 30,
                                                       -----------------------------------
                                                                    1996              1997
                                                             -----------      -----------
Sales of IVD imaging systems                                 $ 1,322,486      $ 2,840,378
Sales of IVD imaging supplies and services                     2,152,499        2,599,796
Sales of small instruments and supplies                        1,348,470        1,049,743
Royalty and license revenue                                      114,367
                                                             -----------      -----------
Net revenues                                                   4,823,455        6,604,284
                                                             -----------      -----------

Cost of goods - IVD imaging systems                              691,442        1,399,764
Cost of goods - IVD imaging supplies and services              1,003,772        1,209,105
Cost of goods - sales of small instruments and supplies          670,027          592,588
                                                             -----------      -----------
Cost of goods sold                                             2,365,241        3,201,457
                                                             -----------      -----------

Gross margin                                                   2,458,214        3,402,827

Marketing and selling                                            983,504        1,320,110
General and administrative                                       574,774          705,255
Research and development, net                                    340,813          767,879
Intangibles amortization                                         106,431          313,092
Unusual charges                                                   70,740            2,892
                                                             -----------      -----------
Total operating expenses                                       2,076,262        3,109,228

Operating income                                                 381,952          293,599

Other income (expense):
   Interest income                                                76,841           13,969
   Interest expense                                                   --         (281,494)
   Other income                                                    3,912           (2,091)
                                                             -----------      -----------
Income before provision for income taxes                         462,705           23,983

Provision for income taxes                                       111,589            6,653
                                                             -----------      -----------
Net income                                                   $   351,116      $    17,330
                                                             ===========      ===========

Net income per common share                                  $       .05      $       .00
                                                             ===========      ===========
Weighted average number of common shares and common
share equivalents outstanding for the period                   6,920,567        7,079,784
                                                             ===========      ===========

 ---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                     For the six months ended June 30,
                                                                     ---------------------------------
                                                                              1996                1997
                                                                      ------------       ------------
Sales of IVD imaging systems                                          $  2,191,625       $  5,319,667
Sales of IVD imaging supplies and services                               4,166,294          5,219,120
Sales of small instruments and supplies                                  2,369,632          2,153,037
Royalty and license revenue                                                 21,835            202,495
                                                                      ------------       ------------
Net revenues                                                             8,749,386         12,894,319
                                                                      ------------       ------------

Cost of goods - IVD imaging systems                                      1,173,382          2,627,874
Cost of goods - IVD imaging supplies and services                        2,034,673          2,668,519
Cost of goods - sales of small instruments and supplies                  1,198,435          1,166,062
                                                                      ------------       ------------
Cost of goods sold                                                       4,406,490          6,462,455
                                                                      ------------       ------------

Gross margin                                                             4,342,896          6,431,864

Marketing and selling                                                    1,773,561          2,486,951
General and administrative                                                 965,676          1,703,331
Research and development, net                                              610,916          1,223,844
Intangibles amortization                                                   175,485            624,960
Unusual charges                                                            270,105             98,021
                                                                      ------------       ------------
Total operating expenses                                                 3,795,743          6,137,107

Operating income                                                           547,153            294,757

Other income (expense):
   Interest income                                                         136,640             33,651
   Interest expense                                                         (5,366)          (592,238)
   Other income (expense), net                                               9,892             (2,091)
                                                                      ------------       ------------
Income (loss) before provision (benefit) for income taxes                  688,319           (265,921)

Provision (benefit) for income taxes                                       130,291            (81,176)
                                                                      ------------       ------------
Net income (loss)                                                          558,028           (184,745)

Less imputed preferred stock dividend                                           --           (450,000)
                                                                      ------------       ------------
Net income (loss) available to common shareholders                    $    558,028       $   (634,745)
                                                                      ============       ============

Net income (loss) per common share, after deduction for required
dividend on preferred stock                                           $        .08       $       (.11)
                                                                      ============       ============

Weighted average number of common shares and common
share equivalents outstanding for the period                             6,915,143          5,968,992
                                                                      ============       ============

----------------
 The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          For the six months ended June 30,
                                                                          ---------------------------------
                                                                                    1996               1997
                                                                             -----------       -----------
Cash flows from operating activities:
     Net income (loss)                                                       $   558,028       $  (184,745)
     Adjustments to reconcile net income (loss) to cash provided by operations:
         Deferred tax benefit                                                         --          (124,534)
         Depreciation and amortization                                           389,321         1,427,589
         Common stock and stock option compensation amortization                  48,880           133,062
     Changes in assets and liabilities:
         Accounts receivable - trade and other                                (1,082,295)          (13,778)
         Service contracts, net                                                 (102,354)          189,321
         Inventories                                                            (969,889)          303,292
         Prepaid expenses and other current assets                               (82,922)          (82,767)
         Other assets                                                           (244,662)          (28,240)
         Accounts payable                                                        592,723          (818,988)
         Accrued expenses                                                       (510,742)         (102,967)
         Deferred income - other                                                 452,465           (52,495)
                                                                             -----------       -----------
Net cash provided (used) by operating activities                                (951,447)          644,750
                                                                             -----------       -----------

Cash flows from investing activities:
     Acquisition of property and equipment                                      (423,955)         (206,969)
     Acquisition of product line                                                (788,000)               --
     Software development costs                                                 (287,613)         (243,522)
     Acquisition of other assets                                                      --           (30,000)
     Decrease in short term investments                                        2,200,827           542,589
                                                                             -----------       -----------
Net cash provided by in investing activities                                     701,259            62,098
                                                                             -----------       -----------

Cash flow from financing activities:
     Borrowings under credit facility                                                 --         1,510,000
     Repayments of credit facility                                            (1,746,755)
     Repayment of notes payable                                                 (310,633)       (2,000,000)
     Repurchase of common stock                                                       --          (545,057)
     Issuance of common stock for cash                                            50,876            22,009
     Issuance of common stock for cash under Employee Stock
       Purchase Plan                                                            227,054           116,079
     Deferred offering costs                                                          --          (319,764)
                                                                             -----------       -----------
Net cash used by financing activities                                            (32,703)       (2,963,488)
                                                                             -----------       -----------

Effect of foreign currency fluctuation on cash and cash equivalents                   --            (9,051)
                                                                             -----------       -----------
Net decrease in cash and cash equivalents                                       (282,891)       (2,265,691)
Cash and cash equivalents at beginning of period                               1,511,395         3,602,535
                                                                             -----------       -----------
Cash and cash equivalents at end of period                                   $ 1,228,504       $ 1,336,844
                                                                             ===========       ===========

Supplemental schedule of non cash activities:
    Issuance of common stock in exchange for services                        $   113,428       $   116,079
    Issuance of common stock in satisfaction of accounts payable                      --           270,699
    Issuance of warrants to purchase common stock                                     --           183,680
      Accrued offering costs                                                          --            54,544
    Issuance of notes payable for accrued liabilities                                 --           545,057
Supplemental disclosure of cash flow information
    Cash paid for interest                                                         5,366           572,958
    Cash paid for income taxes                                                        --            13,000

-----------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Formation and Business of the Company.

      International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company") operate primarily in one segment. The Company designs, develops, manufactures and markets in vitro diagnostic ("IVD") imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, and special purpose centrifuges and other small instruments for specimen preparation in microscopic and other procedures performed in clinical laboratories. AIM combines the Company's capabilities in automated specimen presentation, including its patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and visually present images of microscopic particles in easy-to-use displays. The Company's IVD imaging systems are designed to provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. The Company also provides on-going service and supplies to support equipment sold. The Company's products are sold directly and through distributors primarily to clinical, hospital, veterinary, physicians offices and research laboratories worldwide.

      On July 31, 1996, the Company, through a wholly owned subsidiary, PSI Acquisition Corp., acquired the IVD imaging business of Perceptive Scientific Instruments, Inc. for $9.5 million in cash (including $400,000 in acquisition costs), issuance of a $7.0 million 8.50% subordinated note ("Subordinated Note") and a five year warrant to purchase 875,000 shares of the Company's common stock at $8.00 per share (valued for accounting purposes at $927,000,) ("the PSI Acquisition"). The cash portion of the purchase price was paid primarily with funds obtained from a bank under a $7.8 million term loan ("Term Loan") and a new $1.5 million revolving line of credit ("Credit Facility"). The Company subsequently changed the name of PSI Acquisition Corp. to Perceptive Scientific Instruments, Inc. ("PSI").

      PSI designs, develops, manufactures and markets IVD imaging systems for biological, clinical and research applications. PSI's primary business is providing cytogenetic analysis instrumentation and related services through worldwide sales of its proprietary PowerGene product line. The PowerGene product line is used in various procedures for chromosome analysis, including karyotyping and DNA probe and comparative genomic hybridization analysis via fluorescent in-situ hybridization methods. The PowerGene system is marketed in the Western Hemisphere from PSI's Houston headquarters and in other parts of the world through its U.K. subsidiary.

      The PSI Acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair value at the date of acquisition. The operating results of the acquired business of PSI are included in the consolidated statement of operations from the date of acquisition, August 1, 1996. Accordingly, PSI financial results are included in the consolidated statement of operations for the quarter and six months ended June 30, 1997 but are not included in the consolidated statement of operations for the comparable periods in the prior year.

2.    Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company and subsidiaries as of June 30, 1997 and 1996 and the results of their operations for the three and six month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the latest Company's annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.


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

3.    Inventories.

     Inventories are carried at the lower of cost or market, on a first-in, first-out basis and consist of the following:

3.    Inventories.

     Inventories are carried at the lower of cost or market, on a first-in, first-out basis and consist of the following:

                                At December 31, 1996    At June 30, 1997
                                --------------------    ----------------
Finished goods                            $  631,116          $  857,155
Work-in-process                              646,031             471,926
Raw materials, parts and
  sub-assemblies                           3,561,059           3,200,154
                                          ----------          ----------
                                          $4,838,206          $4,529,235
                                          ==========          ==========

4.    Purchased Intangibles.

     Purchased intangibles, at cost, consist of the following:

                                At December 31, 1996       At June 30, 1997
                                --------------------       ----------------
Goodwill                                $  1,377,973           $  1,377,973
International distribution
  channel                                  5,571,728              5,571,728
Acquired technology
  and know-how                             3,960,904              3,960,904
                                        ------------           ------------
                                          10,910,605             10,910,605
Less accumulated
  amortization                              (585,845)            (1,096,801)
                                        ------------           ------------
Total                                   $ 10,324,760           $  9,813,804
                                        ============           ============

5.    Short Term Borrowings and Notes Payable.

     The Company financed the purchase price for the PSI Acquisition with the Subordinated Note ($7.0 million), the Term Loan ($7.8 million) and a portion of the Credit Facility ($1.3 million). The Term Loan and Credit Facility impose certain operating and financial convenants on the Company. Due to an inability to comply with these financial covenants, the Company was in default on both loans at September 30 and December 31, 1996. In April of 1997, the bank waived the default, amended the financial covenants and extended the maturity of both loans. In exchange, the Company agreed to increase the interest rates on both loans and to issue the bank a three year warrant to purchase 50,000 shares of Common Stock at $3.875 per share and additional warrants if the Term Loan is outstanding on June 1 and July 1, 1997. On June 1 and July 1, 1997, the Company issued three year warrants to purchase 25,000 shares each of common stock at $4.25 and $4.375 per share, respectively. The warrants were valued at a total of $32,500 each for accounting purposes, which is being amortized to interest expense over the remaining life of the Term Loan.


     On June 30, 1997 the outstanding principal balance of the Term Loan was $4.0 million. The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.50% on June 30, 1997) plus 1.75%. The interest rate increased an additional
0.25 percentage points on July 1, 1997. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty. The Company has further reduced the outstanding principal balance of the Term Loan to $3.8 million as of August 1, 1997.

     The outstanding principal balance on the Credit Facility was $1.1 million on June 30, 1997. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 1.75%. The interest rate increased an additional 0.25 percentage point on July 1, 1997. The Credit Facility matures April 15, 1998 and is collateralized by a first priority lien on all of the assets of the Company.

     On June 30, 1997, the Company owed approximately $1.0 million for the repurchase of common stock from an affiliate of Boehringer Mannheim Corporation. This balance was due in two installments in the second and third quarters of 1997. The Company exercised its right to pay the June 30, 1997 installment by delivering a one year promissory note in the amount of $545,057 bearing 8% interest. The remaining installment is due in the third quarter of 1997. The Company also has the right to pay the final installment by delivering a similar promissory note.

     The outstanding principal balance on the Subordinated Note was $7.0 million on June 30, 1997. The Subordinated Note bears interest at a fixed rate of 8.5% per annum, payable in quarterly installments. The entire principal is due on or before July 31, 2001.

     The Company is presently pursuing additional financing to repay principal on its outstanding indebtedness and to fund its future business strategy. The Company may not be able to secure adequate additional financing on favorable terms, if at all.

6.    Capital Stock.

Stock Issuances:

      During the six months ended June 30, 1997, the Company issued 55,925 shares of common stock in exchange for $218,242 in cash and services under the Employee Stock Purchase Plan. Also, for the six months ended June 30, 1997, options to purchase 163,100 shares of common stock were granted under the 1997 Stock Option Plan. Options for 9,934 shares of common stock were exercised and options for 27,200 shares of common stock were canceled. At June 30, 1997, options to purchase 1,235,213 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2007. The exercise price for these options ranges from $2.90 to $6.22 per share, for an aggregate of approximately $4.1 million. At June 30, 1997, there were 250,467 shares of common stock available for the granting of future options.

      For the six months ended June 30, 1997, 75,376 shares of common stock were issued in satisfaction of accounts payable totaling $270,700.

Warrants:

      At June 30, 1997, there were warrants outstanding and exercisable to purchase 75,000 shares at $8.125 per share until March 30, 1998, 512,000 shares at $6.50 per share until September 29, 1998, 150,000 shares at $7.80 per share until September 28, 2000, 875,000 shares at $8.00 per share until July 31, 2001, 84,270 shares at $3.56 per share until December 31, 2001, 50,000 shares at $3.875 per share until January 15, 2000, 25,000 shares at $4.25 per share until May 31, 2000 and 10,000 shares at $4.31 per share until May 15, 2002. On July 1, 1997 an additional warrant was issued to purchase 25,000 shares at $4.375 per share until June 30, 2000.

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

7.    Research and Development Grants and Contracts.

      Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                        Three Months Ended June 30,   Six Months Ended June 30,
                        ---------------------------   -------------------------
                             1996          1997          1996          1997
                           --------      --------      --------      --------
Reimbursements             $131,562      $337,771      $944,249      $650,309
Costs                       141,819       426,499       964,137       765,704
                           --------      --------      --------      --------
                           $ 10,257      $ 88,728      $ 19,888      $115,395
                           ========      ========      ========      ========


      Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

8.    Unusual Charges.

      The results of operations for the six month period ended June 30, 1997 include unusual charges totaling $98,021 and are primarily legal expenses relating to the recently completed litigation and arbitration matters. The unusual charges in the comparable period in the prior year totaled $270,105 and primarily related to StatSpin merger expenses.

9.    Income Taxes

      The income tax provision (benefit) for the three and six month periods ended June 30, 1997 was approximately $6,653 and ($81,176), respectively as compared to an income tax provision of approximately $111,589 and $130,291, respectively for the comparable periods in the prior year. The income tax benefit for the six month period ended June 30, 1997 differs from the federal statutory rate due to state, local and foreign income taxes incurred on taxable income at a subsidiary level which is not offset by losses at the corporate level.

10.   Earnings Per Share.

     The computations of share amounts for the three and six month periods ended June 30, 1997 and 1996 are based on the weighted average number of shares outstanding for the period and common share equivalents unless antidilutive.

     The staff of the Securities and Exchange Commission ("staff") recently announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position that solely for purposes of calculating earnings per share the potential discount is an imputed dividend to the preferred stockholders which reduces the amount of earnings available to common stockholders. Accordingly, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in the six month period ended June 30, 1997. The staff's position is limited to calculations of earnings per common share and will not have any effect on the Company's net income and cash flow.

11.   Recently Issued Accounting Standards.

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. Due to the net loss incurred, the adoption of SFAS No. 128 for the six month period ended June 30, 1997 would not have had an impact on net loss per share. The Company has not determined the impact of SFAS No. 128 for the three month period ended June 30, 1997.

     In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income". SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company has not determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments Of An Enterprise and Related Information". SFAS No. 131 will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and service an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company generates revenues from sales of in vitro diagnostics ("IVD") imaging systems based on its patented and proprietary AIM technology. Following the initial sale, these systems become part of the "installed base" and generate follow-on sales of supplies and service necessary for their operation. The Company also generates revenues from sales of ancillary lines of small laboratory instruments and supplies.

     Until recently, the Company generated most of its revenues from sales of two models of The Yellow IRIS urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system, which is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories.

     The Company received FDA clearance to market the Model 900UDx in March 1996 and began sales in May of that year. The Company also received FDA clearance to market The White IRIS leukocyte differential analyzer in May 1996 and began commercial display of this system in July 1997. Finally, the Company began selling the PowerGene family of genetic analyzers in August 1996 after completing the acquisition, ("the PSI Acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc.

     The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                               For the Three Months             For the Six Months
                                                                     Ended June 30,                 Ended June 30,
                                                          --------------------------      --------------------------
                                                               1996             1997            1996            1997
      Research and development expense, net               $  340,813      $  767,879      $  610,916      $1,223,884
      Capitalized software development costs                 140,737         118,821         287,613         243,522
      Reimbursed costs for research and development
        grants and contracts                                 131,562         337,771         944,249         650,309
                                                          ----------      ----------      ----------      ----------
               Total product technology expenditures      $  613,112      $1,224,471      $1,842,778      $2,117,715
                                                          ==========      ==========      ==========      ==========

     The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

RESULTS OF OPERATIONS

     The consolidated financial statements also reflect the consummation of the PSI Acquisition on July 31, 1996 which was accounted for using the purchase method of accounting. Accordingly, the financial results of the acquired business are included in the consolidated statement of operations for the three and six months ended June 30, 1997 but are not included in the consolidated statements of operations for the comparable periods in the prior year.

     Comparison of Quarter Ended June 30, 1997 to Quarter Ended June 30, 1996

     Net sales for the quarter ended June 30, 1997 increased to $6.6 million from $4.8 million, an increase of $1.8 million or 38% over the comparable period in the prior year. Sales of IVD imaging systems increased to $2.8 million from $1.3 million, an increase of $1.5 million or 115% over the comparable period in the prior year. The increase is due primarily to the addition of the PowerGene family of genetic analyzers to the Company's product line in August 1996 as a result of the PSI Acquisition.

     Sales of IVD imaging system supplies and services increased to $2.6 million from $2.2 million, an increase of $447,000 or 21% over the comparable period in the prior year, primarily due to the larger installed base of IVD imaging systems and the conversion of The Yellow IRIS installed base to the new CHEMSTRIP/IRIStrip urine test strips marketed exclusively by the Company. As of June 30, 1997, the Company had converted more than 90% of this installed base from test strips marketed by various distributors to the new strips. Sales of small instruments and supplies decreased to $1.0 million from $1.3 million, a decrease of $299,000 or 22%, over the comparable period in the prior year. The decrease generally reflects lower sales levels of the StatSpin products primarily due to rescheduled purchases from one of its major distributors.

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

     Royalty revenues for the second quarter ended June 30, 1997 increased to $114,000 from none in the prior year. The increase is primarily due to the receipt of previously disputed royalties relating to the fourth quarter of 1996 and an initial fee earned for the license of certain technology.

     Cost of goods for IVD imaging systems decreased as a percentage of sales of IVD imaging systems to 49% for the quarter ended June 30, 1997 from 52% for the comparable period in the prior year. The decrease is primarily due to the addition to the Company's product lines of the higher-margin PowerGene family of genetic analyzers following the PSI Acquisition and an increase in the average selling price of the Model 900UDx following the conclusion of its introductory sales program. These factors were partially offset by a change in the product mix and amortization of increased fixed costs for IVD imaging systems. Although the Model 900UDx currently has a lower gross margin than other models of The Yellow IRIS due to an OEM component on which the Company recognizes minimal gross margin, the Company expects the Model 900UDx to generate higher sales of CHEMSTRIP/IRIStrips and other supplies. Cost of goods for IVD imaging system supplies and services as a percentage of sales remained constant at 47%, when compared to the same period in the prior year. However, costs of IVD imaging system supplies as a percentage of sales have been increasing due to relatively lower gross margins on increasing sales of CHEMSTRIP/IRIStrip urine test strips and lower gross margins realized on the sales of PowerGene service and supplies. In the current quarter, these increases were offset by a temporary decline in other costs. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 56% for the quarter ended June 30, 1997 compared to 50% for the comparable period in the prior year. The increase is primarily due to a change in the sales mix and decreased sales levels. The net result of these changes was an increase in aggregate gross margin to 52% for the quarter ended June 30, 1997, as compared to 51% in the quarter ended June 30, 1996.

     Marketing and selling expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as salaries for the marketing and distributor relations departments. Marketing and selling expenses increased to $1.3 million for the quarter ended June 30, 1997 from $984,000, an increase of $337,000 or 34% over the comparable period in the prior year, due to the addition of the sales force from the PSI Acquisition partially offset by decreased marketing and selling expenses related to The Yellow IRIS. Marketing and selling expenses as a percentage of net revenues amounted to 20% in the current and prior period.

     General and administrative expenses consist primarily of payroll costs associated with the Company's management and support personnel, facilities related costs and legal and accounting fees. General and administrative expenses increased to $705,000 for the quarter ended June 30, 1997 from $575,000, an increase of $130,000 or 23% over the comparable period in the prior year. This increase is the result of the addition of the administrative functions following the PSI Acquisition. General and administrative expenses as a percentage of net revenues decreased from 12% to 11%.

     Net research and development expenses consist of costs incurred for the development of new products and improvements to existing products less third-party reimbursements under joint development programs, grants and research and development contracts. Net research and development expenses increased to $768,000 for the quarter ended June 30, 1997 from $341,000, an increase of $427,000 or 125% over the comparable period in the prior year. Reimbursements under joint development programs increased to $338,000 from $132,000. Total product technology expenditures increased to $1.2 million from $613,000, an increase of $611,000 or 100% over the comparable period in the prior year, due primarily to the addition of research and development staff from the PSI Acquisition, accelerated development of a new PowerGene system for 24-color karyotyping based on multiple-fluorescent in situ hybridization technology and increased development efforts on The White IRIS. Net research and development expenses as a percentage of revenues increased from 7% to 12%.

     Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with a joint development project and intangible assets arising from acquisitions and patents. Amortization of intangible assets for the quarter ended June 30, 1997 increased to $313,000 from $106,000, an increase of $207,000 or 195% over the comparable period in the prior year, primarily as a result of the acquisition of intangible assets in the PSI Acquisition.

     The results of operations for the quarter ended June 30, 1997 include certain unusual charges to earnings of $3,000, primarily legal expenses relating to recently completed litigation and arbitration matters. The unusual charges in the comparable period in the prior year totaled $71,000, related primarily to StatSpin merger expenses.

     Interest income consists of income from investments and decreased to $14,000 for the quarter ended June 30, 1997 from $77,000 for the comparable period in the prior year, primarily as the result of decreased amounts of invested cash in 1997.

     Interest expense increased to $281,000 for the quarter ended June 30, 1997 from none for the comparable period in the prior year due to the indebtedness incurred to finance the PSI Acquisition.

     The income tax provision for the quarter ended June 30, 1997 was approximately $7,000, as compared to $112,000 for 1996 due to the decrease in taxable income.

     The above factors contributed to a net income of $17,000 or less than $0.01 per share for the quarter ended June 30, 1997 as compared to net income of $351,000 or $0.05 per share for the quarter ended June 30, 1996.

Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

     Net sales for the six months ended June 30, 1997 increased to $12.9 million from $8.7 million, an increase of $4.2 million or 48% over the comparable period in the prior year. Sales of IVD imaging systems increased to $5.3 million from $2.2 million, an increase of $3.1 million or 141% over the comparable period in the prior year. The increase was due primarily to the addition of the PowerGene family of genetic analyzers to the Company's product line in August 1996 as a result of the PSI Acquisition, as well as increases in sales of The Yellow IRIS.

     Sales of IVD imaging system supplies and services increased to $5.2 million from $4.2 million, an increase of $1.0 million or 24% over the comparable period in the prior year, due to the larger installed base of IVD imaging systems and the conversion of The Yellow IRIS installed base to the new CHEMSTRIP/IRIStrip urine test strips marketed exclusively by the Company. Sales of small instruments and supplies decreased to $2.2 million from $2.4 million, a decrease of $217,000 or 9%, over the comparable period in the prior year. The decrease reflects generally lower sales levels of the StatSpin products primarily due to rescheduled purchases from one of its major distributors.

     Royalty revenues for the six months ended June 30, 1997 increased to $202,000 from $22,000, an increase of $180,000 over the comparable period in the prior year. The increase is primarily the result of increased royalties received, the receipt of previously disputed royalties relating to the fourth quarter of 1996 and an initial fee earned for the license of certain technology.

     Cost of goods for IVD imaging systems decreased as a percentage of sales of IVD imaging systems to 49% for the six months ended June 30, 1997 from 54% for the comparable period in the prior year due primarily to the addition to the Company's product line of the higher-margin PowerGene family of genetic analyzers following the PSI Acquisition and an increase in the average selling price of the Model 900UDx following the conclusion of its introductory sales program. These factors were partially offset by a change in the product mix and amortization of increased fixed costs for IVD imaging systems. Although the Model 900UDx currently has a lower gross margin than other models of The Yellow IRIS due to an OEM component on which the Company recognizes minimal gross margin, the Company expects the Model 900UDx to generate higher sales of CHEMSTRIP/IRIStrips and other supplies. Cost of goods for IVD imaging system supplies and services increased as a percentage of sales of such products to 51% for the six months ended June 30, 1997 from 49% for the comparable period in the prior year primarily due to relatively lower gross margins on sales of CHEMSTRIP/IRIStrip urine test strips which accounted for a greater proportion of sales of system supplies and lower gross margins realized on the sales of PowerGene service and supplies. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 54% for the six months ended June 30, 1997, an increase as compared with 51% for the six months ended June 30, 1996 primarily due to a shift in the sales mix and lower sales volumes. The aggregate gross margin for the six months ended June 30, 1997 was 50% which is comparable to the gross margin realized in the six months ended June 30, 1996.

     Marketing and selling expenses increased to $2.5 million for the six months ended June 30, 1997 from $1.8 million, an increase of $713,000 or 40% over the comparable period in the prior year, primarily due to the addition of the sales force from the PSI Acquisition partially offset by decreased marketing and selling expenses related to The Yellow IRIS. Marketing and selling expenses as a percentage of net revenues decreased from 20% in the prior period to 19% in the current period.

     General and administrative expenses increased to $1.7 million for the six months ended June 30, 1997 from $1.0 million, an increase of $738,000 or 76% over the comparable period in the prior year, and increased as a percentage of net revenues from 11% to 13%. This increase is the result of the addition of administrative functions following the PSI Acquisition, increased administrative staffing and increased legal and accounting expenses.

     Net research and development expenses increased to $1.2 million for the six months ended June 30, 1997 from $611,000, an increase of $613,000 or 100% over the comparable period in the prior year, and increased as a percentage of net revenues from 7% to 9%. Reimbursements under joint development programs decreased to $650,000 from $944,000. Total product technology expenditures increased to $2.1 million from $1.8 million, a increase of $275,000 or 15% over the comparable period in the prior year, due primarily to the addition of research and development staff from the PSI Acquisition, accelerated development of a new PowerGene system for 24-color karyotyping based on multiple-fluorescent in situ hybridization technology and increased development efforts on The White IRIS.

     Amortization of intangible assets for the six months ended June 30, 1997 increased to $625,000 from $175,000, an increase of $449,000 or 256% over the comparable period in the prior year, primarily as a result of the acquisition of intangible assets in the PSI Acquisition and the Censlide product line acquisition.

     The results of operations for the six months ended June 30, 1997 include certain unusual charges to earnings of $98,000, primarily legal expenses relating to recently completed litigation and arbitration matters. The unusual charges in the comparable period in the prior year totaled $270,000 and consisted primarily of StatSpin merger expenses.

     Interest income decreased to $34,000 for the six months ended June 30, 1997 from $137,000 for the comparable period in the prior year, primarily as the result of decreased amounts of invested cash in 1997.

     Interest expense increased to $592,000 for the six months ended June 30, 1997 from $5,000 for the comparable period in the prior year due to the indebtedness incurred to finance the PSI Acquisition.

     The income tax benefit for the six months ended June 30, 1997 was $81,000, as compared to an income tax provision of $130,000 for 1996. The income tax benefit for the six months ended June 30, 1997 differs from the federal statutory rate due to state, local and foreign income taxes incurred on taxable income at a subsidiary level which is not offset by losses at the corporate level.

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

     The above factors contributed to a net loss of $185,000 or $0.11 per share for the six months ended June 30, 1997 as compared to net income of $558,000 or $0.08 per share for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments decreased to $1.5 million at June 30, 1997 from $4.3 million at December 31, 1996. The decrease is primarily attributable to principal payments on bank debt and an installment payment for the repurchase of common stock. Inventory levels at June 30, 1997 decreased to $4.5 million from $4.8 million at December 31, 1996. This decrease is primarily due to the implementation of an inventory reduction program. Total accounts receivable decreased to $4.9 million at June 30, 1997 from $5.2 million at December 31, 1996. This decrease was primarily the result of improved collection efforts partially offset by the effect of increased sales.

     Accounts payable decreased to $3.5 million at June 30, 1997 from $4.6 million at December 31, 1996, primarily due to the application of the net proceeds from the sale of the Series A Preferred Stock in late December 1996. Cash provided by operations totaled $645,000 for the six months ended June 30, 1997, as compared to cash used in operations totaling $951,000 for the six months ended June 30, 1996.

     In the six months ended June 30, 1997, the Company expended $207,000 for capital equipment and $244,000 for capitalized software development. The Company expended $424,000 for capital equipment and $288,000 for capitalized software development in the comparable period of the prior year. The Company does not presently have any material commitments for capital expenditures.

     During the six months ended June 30, 1997, the Company generated cash of $138,000 from stock sales to employees under the Company's stock option and purchase plans.

     On June 30, 1997, the outstanding principal balance of the Term Loan was $4.0 million. The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.50% on June 30, 1997) plus 1.75%. The interest rate increased an additional
0.25 percentage point on July 1, 1997. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty. The Company has further reduced the outstanding principal balance of the Term Loan to $3.8 million as of August 1, 1997.

     The outstanding principal balance on the Credit Facility was $1.1 million on June 30, 1997. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 1.75%. The interest rate increased an additional 0.25 percentage point on July 1, 1997. The Credit Facility, collateralized by a first priority lien on all assets, matures April 15, 1998.

     On June 30, 1997, the Company owed approximately $1.0 million for the repurchase of common stock and warrants to purchase common stock from an affiliate of Boehringer Mannheim Corporation. This balance was due in two installments in the second and third quarters of 1997. The Company exercised its right to pay the June 30, 1997 installment by delivering a one year promissory note in the amount of $545,000 bearing 8% interest. The remaining installment is due in the third quarter of 1997. The Company also has the right to pay the final installment by delivering a similar promissory note.

     The Company believes that its current cash on hand plus short-term investments, together with cash generated by operations and cash available under the Credit Facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations until maturity of the bank debt on April 15, 1998.

     The Company is presently pursuing additional financing to repay principal on its outstanding indebtedness and to fund its future business strategy. The Company may not be able to secure adequate additional financing on favorable terms, if at all. Additional outside financing (or a restructuring of existing indebtedness) could result in dilution to holders of Common Stock and significant financial and operational restrictions on the Company.

     In September 1995, the Company and Poly UA Systems Inc. ("Poly"), entered into a research and development agreement to develop the Poly products using the Company's technology. The Company is funding the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly is reimbursing the Company for the excess. The Company has an option to acquire all of the common stock of Poly for an aggregate price increasing on August 1, 1997 from $4.4 million to $5.1 million, payable in cash or shares of Common Stock of the Company. If the Company elects to exercise its option, the portion of the net cost of the acquisition allocated to completed products would be capitalized and its subsequent amortization may impact future earnings to the extent profits from products acquired do not cover these costs. For the portion of the net cost of the acquisition allocated to in-process research and development, the Company would record a nonrecurring, noncash (if purchased with Common Stock) charge against then current earnings.

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

RECENTLY-ISSUED ACCOUNTING STANDARDS

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. Due to the net loss incurred, the adoption of SFAS No. 128 for the six months ended June 30, 1997 would not have had an impact on net loss per share. The Company has not yet determined the impact of SFAS No. 128 for the quarter ended June 30, 1997 .

     In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income". SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company has not determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments Of An Enterprise and Related Information". SFAS No. 131 will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and service an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion, as well as the other sections of this Annual Report on Form 10-Q, contain various forward-looking statements which reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. The Company has attempted to identify some of these uncertainties and other factors in Exhibit 99 to this Quarterly Report on Form 10-Q and in its 1996 Annual Report on Form 10-K.


PART 2         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company.

ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     IRIS held its Annual Meeting of Stockholders on June 26, 1997. At the meeting, IRIS stockholders voted on the following matters:

     1. ELECTION OF THE CLASS 1 DIRECTORS. The stockholders re-elected Mr. Steven M. Bisbeck as the Class 1 Director. The voting results were 5,142,638 votes for and 98,983 votes withheld.

     2. RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS. The stockholders ratified the reappointment of the accounting firm of Coopers & Lybrand L.L.P., by the Board of Directors, as independent auditors of IRIS for 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits

  No.             Description
  ---             -----------
  3.1(a)       -- Certificate of Incorporation, as amended (1)
  3.1(b)       -- Certificate of Designations of Series A Convertible Preferred Stock (2)
  3.2          -- Restated Bylaws (3)
  4.1          -- Specimen of Common Stock Certificate (4)
  4.2          -- Certificate of Designations of Series A Convertible Preferred Stock (2)
  11           -- Statement re: Computation of Per Share Earnings
  27           -- Financial Data Schedule
  99           -- Certain Information Regarding Forward Looking Statements

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

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)      Current Report on Form 8-K dated January 15, 1997.

(3)      Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

     (b)      Reports on Form 8-K

     None filed during the period covered.


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on August ____, 1997.


                                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                   By: /s/ Martin S. McDermut
                                       -----------------------------------
                                        Martin S. McDermut, Vice President,
                                        Finance & Administration
                                        and Chief Financial Officer