Form 10-Q
period 1997-09-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1997-11-12
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarter ended                                     Commission File
      September 30, 1997                                           No. 1-9767

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

The number of shares of Common Stock of the registrant outstanding as of November 4, 1997 was 6,057,092.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.




                               INDEX TO FORM 10-Q

             Three and Nine Months Ended September 30, 1997 and 1996




                                                                           PAGE

PART 1 - FINANCIAL INFORMATION

         ITEM 1 -  Consolidated Financial Statements

         Consolidated Balance Sheets........................................2


         Consolidated Statements of Operations..............................3&4


         Consolidated Statements of Cash Flows..............................5


         Notes to Consolidated Financial Statements.........................6


         ITEM 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............10



PART 2 - OTHER INFORMATION

         ITEM 1 - Legal Proceedings........................................15


         ITEM 6 - Exhibits And Reports on Form 8-K

         (a)  Exhibits.....................................................15
         (b)  Reports on Form 8-K..........................................15



SIGNATURE .................................................................15

PART 1 FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              At December 31,        At September 30,
                                                                                   1996                   1997
                                                                              ---------------        ----------------
                                                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                                    $  3,602,535           $  1,469,223
  Short-term investments                                                            667,589                 25,000
  Accounts receivable, net of allowance for doubtful
    accounts of $278,766 in 1996 and $257,016 in 1997                             5,207,933              4,816,918
  Inventories                                                                     4,838,206              4,403,861
  Prepaid expenses and other current assets                                         163,465                226,625
  Deferred tax asset                                                                936,500                971,944
                                                                               ------------           ------------
    Total current assets                                                         15,416,228             11,913,571

  Property and equipment, at cost, net of accumulated depreciation of
    $3,379,884 in 1996 and $4,272,973 in 1997                                     1,947,713              1,614,520
  Purchased intangibles                                                          10,324,760              9,557,992
  Software development costs, net of accumulated amortization of
   $847,880 in 1996 and $1,127,131 in 1997                                          920,972              1,030,159
  Deferred warrant costs                                                          1,155,452              1,057,519
  Deferred tax asset                                                              7,276,250              7,276,250
  Other assets                                                                      818,870              1,209,674
                                                                               ------------           ------------
    Total assets                                                               $ 37,860,245           $ 33,659,685
                                                                               ============           ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                        $  1,334,755           $  2,092,027
  Current portion of long-term debt                                               2,600,000              3,700,000
  Accounts payable                                                                4,587,407              2,992,071
  Accrued expenses                                                                3,901,071              1,988,799
  Deferred income - service contracts                                               799,523                886,593
  Deferred income - other                                                           279,591                227,096
                                                                               ------------           ------------
    Total current liabilities                                                    13,502,347             11,886,586

Subordinated note payable                                                         7,000,000              7,000,000
Deferred income - service contracts and other                                       193,219                265,566
Notes payable, long-term portion                                                  3,400,000                     --
                                                                               ------------           ------------
    Total liabilities                                                            24,095,566             19,152,152

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value
    Authorized:  3,000,000 shares
    Convertible Series A,
    Shares issued and outstanding:  3,000 in 1996 and 1997
    ($3,000,000 liquidation preference)                                                  30                     30
  Common stock, $.01 par value
    Authorized:  15,600,000 shares
    Shares issued and outstanding:
    1996 - 5,911,890, 1997 - 6,053,425                                               59,118                 60,533
  Additional paid-in capital                                                     36,311,535             37,052,117
  Treasury stock, at cost (26,240 shares in 1996 and 1997)                         (103,500)              (103,500)
  Unearned compensation                                                            (385,879)              (375,657)
  Foreign currency translation adjustment                                            37,791                 (1,210)
  Accumulated deficit                                                           (22,154,416)           (22,124,780)
                                                                               ------------           ------------
    Total shareholders' equity                                                   13,764,679             14,507,533
                                                                               ------------           ------------
    Total liabilities and shareholders' equity                                 $ 37,860,245           $ 33,659,685
                                                                               ============           ============

----------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       For the three months ended September 30,
                                                       ----------------------------------------
                                                                       1996             1997
                                                                       ----             ----
     Sales of IVD imaging systems                                  $1,766,239        $3,025,079
     Sales of IVD imaging supplies and services                     2,431,882         2,664,516
     Sales of small instruments and supplies                        1,345,327         1,143,862
     Royalties and licensing revenues                                  21,088           363,256
                                                                   ----------         ---------
     Net revenues                                                   5,564,536         7,196,713
                                                                   ----------         ---------

     Cost of goods - IVD imaging systems                              933,958         1,574,168
     Cost of goods - IVD imaging supplies and services              1,522,617         1,343,553
     Cost of goods - small instruments and supplies                   743,866           666,676
                                                                   ----------         ---------
     Cost of goods sold                                             3,200,441         3,584,397
                                                                   ----------         ---------

     Gross margin                                                   2,364,095         3,612,316

     Marketing and selling                                          1,534,792         1,308,216
     General and administrative                                     1,342,332           930,352
     Research and development, net                                    658,263           439,513
     Intangibles amortization                                         265,591           324,019
     Unusual charges                                                1,047,310            31,641
     Acquisition of in-process research and development             7,250,000                --
                                                                   ----------         ---------
     Total operating expenses                                      12,098,288         3,033,741
                                                                   ----------         ---------

     Operating income (loss)                                       (9,734,193)          578,575

     Other income (expense):
        Interest income                                                45,124             8,182
        Interest expense                                             (242,694)         (307,670)
        Other income                                                    9,870            64,822
                                                                  -----------          --------
     Income (loss) before provision (benefit) for income taxes     (9,921,893)          343,909

     Provision (benefit) for income taxes                          (3,671,059)          129,528
                                                                  -----------          --------
     Net income (loss)                                            $(6,250,834)         $214,381
                                                                  ============         ========


     Net income (loss) per common share                                 ($.98)             $.03
                                                                        ======             ====
     Weighted average number of common shares and common
       share equivalents outstanding for the period                  6,383,543        7,210,037
                                                                     =========        =========

----------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     For the nine months ended September 30,
                                                     ---------------------------------------
                                                                   1996             1997
                                                                   ----             ----
Sales of IVD imaging systems                                  $  3,957,864      $  8,344,745
Sales of IVD imaging supplies and services                       6,598,176         7,883,636
Sales of small instruments and supplies                          3,714,959         3,296,899
Royalties and licensing revenues                                    42,923           565,751
                                                              ------------      ------------
Net revenues                                                    14,313,922        20,091,031
                                                              ------------      ------------

Cost of goods - IVD imaging systems                              2,055,767         4,290,092
Cost of goods - IVD imaging supplies and services                3,618,566         4,012,071
Cost of goods - small instruments and supplies                   1,990,301         1,832,738
                                                              ------------      ------------
Cost of goods sold                                               7,664,634        10,134,901
                                                              ------------      ------------

Gross margin                                                     6,649,288         9,956,130

Marketing and selling                                            3,229,417         3,795,167
General and administrative                                       2,343,546         2,633,682
Research and development, net                                    1,249,487         1,575,307
Intangibles amortization                                           446,466           948,979
Unusual charges                                                  1,317,415           129,662
Acquisition of in-process research and development               7,250,000                --
                                                              ------------      ------------
Total operating expenses                                        15,836,331         9,082,797
                                                              ------------      ------------

Operating income (loss)                                         (9,187,043)          873,333

Other income (expense):
   Interest income                                                 181,764            41,833
   Interest expense                                               (248,060)         (899,908)
   Other income, net                                                19,762            62,730
                                                              ------------      ------------
Income (loss) before provision (benefit) for income taxes       (9,233,577)           77,988

Provision (benefit) for income taxes                            (3,540,771)           48,352
                                                              ------------      ------------
Net income (loss)                                               (5,692,806)           29,636

Less imputed preferred stock dividend                                   --          (450,000)
                                                              ------------      ------------
Net loss available to common shareholders                     $ (5,692,806)     $   (420,364)
                                                              ============      ============


Net loss per common share, after deduction for
  required dividend on preferred stock                               ($.90)            $(.07)
                                                                     =====             =====

Weighted average number of common shares and common
  share equivalents outstanding for the period                   6,343,723         5,988,562
                                                              ============      ============

----------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             For the nine months ended September 30,
                                                             ---------------------------------------
                                                                           1996             1997
                                                                           ----             ----
Cash flow from operating activities:
    Net income (loss)                                                $ (5,692,806)     $     29,636
    Adjustments to reconcile net income (loss) to cash provided by operations:
     Deferred tax benefit                                               (3,540,468)          (35,444)
     Depreciation and amortization                                       1,165,879         2,002,387
     Common stock and stock option compensation amortization               100,994           199,981
     Write-off of acquired in-process research and development           7,250,000                --
    Changes in assets and liabilities:
     Accounts receivable - trade and other                                (976,113)          158,165
     Service contracts, net                                                238,114           343,821
     Inventories                                                        (1,097,433)          427,595
     Prepaid expenses and other current assets                              55,867           (22,964)
     Other assets                                                         (185,883)          (32,497)
     Accounts payable                                                    1,518,763        (1,299,206)
     Accrued expenses                                                     (287,485)         (236,406)
     Deferred income - other                                               192,421           (52,495)
                                                                      ------------      ------------
Net cash provided (used) by operating activities                        (1,258,150)        1,482,573
                                                                      ------------      ------------

Cash flow from investing activities:
    Acquisition of property and equipment                                 (880,744)         (426,613)
    Acquisition of product line                                        (10,134,044)               --
    Software development costs                                            (558,674)         (388,438)
    Acquisition of other assets                                                 --           (30,000)
    Decrease in short-term investments                                   2,283,625           642,589
                                                                      ------------      ------------
Net cash (used in) investing activities                                 (9,289,837)         (202,462)
                                                                      ------------      ------------
Cash flow from financing activities:
    Borrowings under credit facility                                     1,300,000         3,235,000
    Repayments of credit facility                                               --        (3,519,755)
    Proceeds from notes payable                                          7,800,000                --
    Repayment of notes payable                                            (310,623)       (2,300,000)
    Repurchase of common stock                                                  --          (545,057)
    Issuance of common stock for cash                                       34,623            22,960
    Issuance of common stock for cash under Employee Stock
       Purchase Plan                                                       250,851           116,079
    Deferred offering costs                                                     --          (411,893)
                                                                      ------------      ------------
Net cash provided (used) by financing activities                         9,074,851        (3,402,666)
                                                                      ------------      ------------

Effect of foreign currency fluctuation on cash and cash
equivalents                                                                     --           (10,757)
                                                                      ------------      ------------
Net decrease in cash and cash equivalents                               (1,473,136)       (2,133,312)
Cash and cash equivalents at beginning of period                         1,511,395         3,602,535
                                                                      ------------      ------------
Cash and cash equivalents at end of period                            $     38,259      $  1,469,223
                                                                      ============      ============

Supplemental schedule of non-cash activities:
    Issuance of common stock in exchange for services                 $    125,426      $    116,079
    Issuance of common stock in satisfaction of accounts payable                --           283,699
    Issuance of warrants to purchase common stock                               --           216,180
    Issuance of notes payable for accrued liabilities                           --         1,042,027
    Issuance of warrants and subordinated note for asset purchase        7,927,000                --
    Repurchase of warrants in connection with development agreements      (273,207)               --
    Accrual for treasury stock purchase                                  2,132,141                --
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                  68,714           839,261
    Cash paid for income taxes                                                  --            50,075


----------
The accompanying notes are an integral part of these consolidated financial statements.

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

     PSI designs, develops, manufactures and markets IVD imaging systems for clinical and research applications. Primarily, PSI provides cytogenetic analysis instrumentation and related services through worldwide sales of its proprietary PowerGene product line. The PowerGene product line is used in various procedures for chromosome analysis, including karyotyping and DNA probe and comparative genomic hybridization analysis via fluorescent in-situ hybridization methods. The PowerGene system is marketed in the Western Hemisphere from PSI's Houston headquarters and in other parts of the world through its U.K. subsidiary.

     The PSI Acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair value at the date of acquisition. The operating results of the acquired business of PSI are included in the consolidated statement of operations from the date of acquisition, August 1, 1996. Accordingly, PSI financial results are included in the consolidated statement of operations for the quarter and nine months ended September 30, 1997 but are only included in the consolidated statement of operations for the comparable periods in the prior year for operations from August 1, 1996 to September 30, 1996.

2.   Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 1997 and 1996 and the results of their operations for the three and nine month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the latest Company's annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

3.   Inventories.

    Inventories are carried at the lower of cost or market, on a first-in, first-out basis and consist of the following:

                                                      At December 31, 1996   At September 30, 1997
                                                      --------------------   ---------------------
       Finished goods                                           $  631,116             $  763,383
       Work-in-process                                             646,031                601,949
       Raw materials, parts and sub-assemblies                   3,561,059              3,038,529
                                                                ----------             ----------
                                                                $4,838,206             $4,403,861
                                                                ==========             ==========

4.   Purchased Intangibles.

    Purchased intangibles, at cost, consist of the following:

                                                      At December 31, 1996   At September 30, 1997
                                                      --------------------   ---------------------
       Goodwill                                                $ 1,377,973           $1,377,973
       International distribution channel                        5,571,728            5,571,728
       Acquired technology and know-how                          3,960,904            3,960,904
                                                               -----------           ----------
                                                                10,910,605           10,910,605
       Less accumulated amortization                              (585,845)          (1,352,613)
                                                               -----------           ----------
       Total                                                   $10,324,760           $9,557,992
                                                               ===========           ==========

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

    On September 30, 1997 the outstanding principal balance of the Term Loan was $3.7 million. The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.50% on September 30, 1997) plus 2.0%. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty.

    The outstanding principal balance on the Credit Facility was $1,050,000 on September 30, 1997. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 2.0%. The Credit Facility matures April 15, 1998 and is collateralized by a first priority lien on all of the assets of the Company.

     On June 30 and September 30, 1997 the Company exchanged two one year 8% promissory notes in the amounts of $545,057 and $496,970, respectively for amounts due relating to the repurchase of its common stock from an affiliate of Boehringer Mannheim Corporation.

    The outstanding principal balance on the Subordinated Note was $7.0 million on September 30, 1997. The Subordinated Note bears interest at a fixed rate of 8.5% per annum, payable in quarterly installments. The entire principal is due on or before July 31, 2001.

    The Company is presently pursuing additional financing to repay principal on its outstanding indebtedness and to fund its future business strategy. The Company may not be able to secure adequate additional financing on favorable terms, if at all.

6.   Capital Stock.

Stock Issuances:

     During the nine months ended September 30, 1997, the Company issued 55,925 shares of common stock in exchange for $218,242 in cash and services under the Employee Stock Purchase Plan. Also, for the nine months ended September 30, 1997, options to purchase 196,100 shares of common stock were granted under the 1994 and 1997 Stock Option Plans. Options for 10,234 shares of common stock were exercised and options for 45,700 shares of common stock were canceled. At September 30, 1997, options to purchase 1,164,200 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2007. The exercise price for these options ranges from $2.90 to $6.22 per share, for an aggregate of approximately $3.8 million. At September 30, 1997, there were 230,967 shares of common stock available for the granting of future options.

     In connection with the merger of StatSpin Inc. each outstanding option and warrant of StatSpin was converted into an option to purchase IRIS common stock. These options were scheduled to expire in March 1997, but were extended one additional year. At September 30, 1997, options to purchase 85,213 shares remain outstanding at exercise prices from $3.66 to $4.58 per share. None have been exercised in the current year.

     For the nine months ended September 30, 1997, 75,376 shares of common stock were issued in satisfaction of accounts payable totaling $270,700.

Warrants:

     At September 30, 1997, the following warrants were outstanding and exercisable:

         Number of Warrants              Price              Expiration Date
         ------------------              -----              ---------------
         75,000                          $8.125             March 30, 1998
         512,000                         6.50               September 29, 1998
         150,000                         7.80               September 28, 2000
         875,000                         8.00               July 31, 2001
         84,270                          3.56               December 31, 2001
         50,000                          3.875              January 15, 2000
         25,000                          4.25               May 31, 2000
         10,000                          4.31               May 15, 2002
         25,000                          4.375              June 30, 2000

     On November 11, 1997 the Company made an exercise offer to certain warrant holders. These holders have warrants to purchase an aggregate of 662,000 shares of common stock at prices ranging from $6.50 to $7.80 per share with expiration dates ranging from September 1998 to September 2000. The Company will temporarily lower the exercise price of the warrants to the then current market price for approximately ten days. Any holder exercising part or all of his warrant at the lower price will receive a new warrant at the lower exercise price with, in most cases, a duration of 18 months longer than the old warrant. The new warrant will entitle the holder to buy the same number of shares as purchased through the exercise offer, and the unexercised portion of the old warrant will be canceled. Warrant holders that do not elect to participate in the exercise offer will retain their old warrants without any change to their current terms.

     As part of the purchase price for the PSI Acquisition, the Company issued the seller a five-year warrant to purchase 875,000 shares of common stock at $8.00 per share. Following the Company's restatement in the third quarter of 1996 of financial results for certain prior periods, the Company received a request from the seller for a reduction in the exercise price of the warrant. In its request, the seller asserted that it had relied on the prior financial information and suffered material damage as a result. The Company has declined to consider the seller's request. The seller may pursue this request in the Company's pending arbitration against it, but has not filed such a claim with the American Arbitration Association. See Part 2, Item 1 - Legal Procedures to this Form 10-Q.

7. Research and Development Grants and Contracts.

     Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                                           Three Months Ended              Nine Months Ended
                                              September 30,                  September 30,
                                           ------------------              -----------------
                                           1996         1997               1996          1997
                                           ----         ----               ----          ----
                Reimbursements           $383,022     $253,316         $1,327,271      $903,625
                Costs                     336,431      210,737          1,300,568       976,441
                                         --------     --------          ---------      --------
                Net costs
                 (reimbursements)        ($46,591)    ($42,579)          ($26,703)     $ 72,816
                                         ========     ========          =========      ========


     Net costs (reimbursements) incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

8.   Unusual Charges.

     The results of operations for the nine month period ended September 30, 1997 include unusual charges totaling $129,662 and are primarily legal expenses relating to the recently completed Intelligent Medical Imaging Inc. patent litigation and a pending arbitration matter. See Part 2, Item 1 - Legal Proceedings to this report on Form 10-Q. The unusual charges in the comparable period in the prior year totaled $1,317,415 and primarily related to the write-off of deferred offering costs, litigation expenses, reductions in the net realizable value of inventory and other assets and StatSpin merger expenses.

9.   Income Taxes

     The income tax provision for the three and nine month periods ended September 30, 1997 was $129,528 and $48,352, respectively, as compared to an income tax benefit of $(3,671,059) and $(3,540,771), respectively, for the comparable periods in the prior year. The income tax provision for the nine month period ended September 30, 1997 differs from the federal statutory rate due to state, local and foreign income taxes incurred and permanent differences between income reported for financial statement and income tax purposes.

10.  Earnings Per Share.

    The computations of share amounts for the three and nine month periods ended September 30, 1997 and 1996 are based on the weighted average number of shares outstanding for the period and common share equivalents unless antidilutive.

    The staff of the Securities and Exchange Commission ("staff") recently announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position, that solely for purposes of calculating earnings per share the potential discount is an imputed dividend to the preferred stockholders which reduces the amount of earnings available to common stockholders. Accordingly, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in the nine month period ended September 30, 1997. The staff's position is limited to calculations of earnings per common share and will not have any effect on the Company's net income and cash flow.

11.  Recently Issued Accounting Standards.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. This method is considered more compatible with International Accounting Standards. SFAS No. 128 is effective for all fiscal years ending after December 15, 1997. Due to the net loss available to common shareholders, the adoption of SFAS No. 128 for the nine month period ended September 30, 1997 would not have had an impact on net loss per share. The Company has not determined the impact of SFAS No. 128 for the three month period ended September 30, 1997.

    In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income". SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company has not determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company generates revenues from sales of in vitro diagnostics ("IVD") imaging systems based on its patented and proprietary AIM technology. Following their initial sale, these systems become part of the "installed base" and generate follow-on sales of supplies and service necessary for their operation. The Company also generates revenues from sales of ancillary lines of small laboratory instruments and supplies.

     Until recently, the Company generated most of its revenues from sales of two models of The Yellow IRIS urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system, which is a higher capacity more automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories.

    The Company received FDA clearance to market the Model 900UDx in March 1996 and began sales in May of that year. The Company also received FDA clearance to market The White IRIS leukocyte differential analyzer in May 1996 and began commercial display of this system in July 1997. Finally, the Company began selling the PowerGene family of genetic analyzers in August 1996 after completing the Acquisition.

    The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,               September 30,
                                                   ------------------           -----------------
                                                   1996          1997          1996           1997
                                                   ----          ----          ----           ----
Research and development expense, net           $  658,000    $  440,000    $1,249,000    $1,575,000
Capitalized software development costs             271,000       145,000       559,000       388,000
Reimbursed costs for research and
  development grants and contracts                 383,000       253,000     1,327,000       904,000
                                                ----------    ----------    ----------    ----------
       Total product technology expenditures    $1,312,000    $  838,000    $3,135,000    $2,867,000
                                                ==========    ==========    ==========    ==========

    The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

RESULTS OF OPERATIONS

    The consolidated financial statements reflect the consummation of the PSI Acquisition on July 31, 1996 which was accounted for using the purchase method of accounting. Accordingly, the financial results of the acquired business are included in the consolidated statement of operations for the three and nine months ended September 30, 1997, but are only included in the consolidated statements of operations for the comparable periods in the prior year for the period from August 1 to September 30, 1996.

    Comparison of Quarter Ended September 30, 1997 to Quarter Ended September 30, 1996

    Net revenues for the quarter ended September 30, 1997 increased to $7.2 million from $5.6 million, an increase of $1.6 million or 29% over the comparable period in the prior year. Sales of IVD imaging systems increased to $3.0 million from $1.8 million, an increase of $1.2 million or 71% over the comparable period in the prior year. The increase is due to increased sales related to The Yellow IRIS family of urinalysis workstations and the PowerGene line of genetic analyzers.

    Sales of IVD imaging system supplies and services increased to $2.7 million from $2.4 million, an increase of $233,000 or 10% over the comparable period in the prior year, primarily due to the larger installed base of IVD imaging systems. Sales of small instruments and supplies decreased to $1.1 million from $1.3 million, a decrease of $201,000 or 15%, over the comparable period in the prior year. The decrease generally reflects lower sales levels of the StatSpin products primarily due to rescheduled purchases from one of its major distributors.

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

    Royalties and licensing revenues for the quarter ended September 30, 1997 increased to $363,000 from $21,000 in the prior year. The increase is largely due to the receipt of an initial fee earned for the license of certain technology.

    Cost of goods for IVD imaging systems decreased as a percentage of sales of IVD imaging systems to 52% for the quarter ended September 30, 1997 from 53% for the comparable period in the prior year. The decrease is primarily due to fixed costs being absorbed by increased sales of The Yellow IRIS, partially offset by increased cost of goods sold relating to the PowerGene analyzer sales. Cost of goods for IVD imaging system supplies and services as a percentage of sales decreased to 50% for the current period as compared to 63% for the same period in the prior year. The decrease is primarily due to improved margins on supply and service sales resulting from decreased costs and increased prices. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 58% for the current quarter compared to 55% for the comparable period in the prior year. The increase is primarily due to a change in the sales mix and decreased sales levels. The net result of these changes and increased royalties and licensing revenues was an increase in aggregate gross margin to 50% for the quarter ended September 30, 1997, as compared to 42% in the comparable period in the prior year.

    Marketing and selling expenses decreased to $1.3 million for the quarter ended September 30, 1997 from $1.5 million, an decrease of $227,000 or 15% over the comparable period in the prior year, due to the decreased marketing and selling expenses related to The Yellow IRIS partially offset by increased expenses relating to addition of the sales force from the PSI acquisition. Marketing and selling expenses as a percentage of net revenues amounted to 18% in the current quarter as compared to 28% in the prior period.

    General and administrative expenses decreased to $930,000 for the quarter ended September 30, 1997 from $1.3 million, a decrease of $412,000 or 31% over the comparable period in the prior year. This decrease is mainly the result of the reduced expenses relating to the restructuring implemented in the fourth quarter of 1996, partially offset by the addition of administrative functions following the PSI acquisition. General and administrative expenses as a percentage of net revenues decreased from 24% to 13%.

    Net research and development expenses decreased to $440,000 for the quarter ended September 30, 1997 from $658,000, a decrease of $218,000 or 33% over the comparable period in the prior year. Reimbursements under joint development programs decreased to $253,000 from $383,000. Total product technology expenditures decreased to $838,000 from $1.3 million, a decrease of $474,000 or 36% as compared to the comparable period in the prior year, due primarily to the completion of the development of The White IRIS partially offset by the addition of research and development staff from the PSI Acquisition. Net research and development expenses as a percentage of revenues decreased from 12% to 6%.

    Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with a joint development project and intangible assets arising from acquisitions and patents. Amortization of intangible assets for the quarter ended September 30, 1997 increased to $324,000 from $266,000, an increase of $58,000 or 22% over the comparable period in the prior year, primarily as a result of the acquisition of intangible assets in the PSI Acquisition being included for the full quarter.

     The results of operations for the quarter ended September 30, 1997 include certain unusual charges to earnings of $32,000, relating to a pending arbitration matter. See Part 2, Item 1 -- Legal Proceedings to this report on Form 10-Q. The unusual charges in the comparable period in the prior year totaled $1,047,000, related primarily to the write-off of deferred offering costs, litigation expenses and reduction in the net realizable value of inventory and other assets.

    Interest expense increased to $308,000 for the quarter ended September 30, 1997 from $243,000 for the comparable period in the prior year due to the indebtedness incurred to finance the PSI Acquisition being included for the entire quarter and increased interest rates on bank debt, partially offset by a lower outstanding balance.

    Other income increased due to the receipt of government grant funds for reimbursement of expenses incurred in prior periods.

    The income tax provision for the quarter ended September 30, 1997 was approximately $130,000, as compared to ($3.7) million benefit for 1996 due to the increase in taxable income.

    The above factors contributed to a net income of $214,000 or $0.03 per share for the quarter ended September 30, 1997 as compared to a net loss of ($6.3) million or ($0.98) per share for the quarter ended September 30, 1996.

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996

    Net revenues for the nine months ended September 30, 1997 increased to $20.1 million from $14.3 million, an increase of $5.8 million or 40% over the comparable period in the prior year. Sales of IVD imaging systems increased to $8.3 million from $4.0 million, an increase of $4.3 million or 111% over the comparable period in the prior year. The increase was due primarily to the addition of the PowerGene family of genetic analyzers to the Company's product line in August 1996 as a result of the PSI Acquisition and increased sales of The Yellow IRIS.

    Sales of IVD imaging system supplies and services increased to $7.9 million from $6.6 million, an increase of $1.3 million or 19% over the comparable period in the prior year, due to the larger installed base of IVD imaging systems and the conversion of The Yellow IRIS installed base to the new CHEMSTRIP/IRIStrip urine test strips marketed exclusively by the Company. Sales of small instruments and supplies decreased to $3.3 million from $3.7 million, a decrease of $418,000 or 11%, over the comparable period in the prior year. The decrease reflects generally lower sales levels of the StatSpin products primarily due to rescheduled purchases from one of its major distributors.

    Royalties and licensing revenues for the nine months ended September 30, 1997 increased to $566,000 from $43,000, an increase of $523,000 over the comparable period in the prior year. The increase is primarily the result of increased royalties received, the receipt of previously disputed royalties relating to the fourth quarter of 1996 and initial fees earned for the license of certain technology.

    Cost of goods for IVD imaging systems decreased as a percentage of sales of IVD imaging systems to 51% for the nine months ended September 30, 1997 from 52% for the comparable period in the prior year due primarily to the addition to the Company's product line of the higher-margin PowerGene family of genetic analyzers following the PSI Acquisition and an increase in the average selling price of the Model 900UDx following the conclusion of its introductory sales program. These factors were partially offset by a change in the product mix and amortization of increased fixed costs for IVD imaging systems. Although the Model 900UDx currently has a lower gross margin than other models of The Yellow IRIS due to an OEM component on which the Company recognizes minimal gross margin, the Company expects the Model 900UDx to generate higher sales of CHEMSTRIP/IRIStrips and other supplies. Cost of goods for IVD imaging system supplies and services decreased as a percentage of sales of such products to 51% for the nine months ended September 30, 1997 from 55% for the comparable period in the prior year. The decrease is principally due to decreased costs and increased sales prices. This decrease was partially offset by lower gross margins realized on the sales of PowerGene service and supplies. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 56% for the nine months ended September 30, 1997, an increase as compared with 54% for the comparable period in the prior year primarily due to a shift in the sales mix and lower sales volumes. The net result of these changes and increased royalties and licensing revenues was an increase in gross margin for the nine months ended September 30, 1997 to 50%, an increase as compared to the gross margin realized in the nine months ended September 30, 1996 of 46%.

    Marketing and selling expenses increased to $3.8 million for the nine months ended September 30, 1997 from $3.2 million, an increase of $566,000 or 18% over the comparable period in the prior year, primarily due to the addition of the sales force from the PSI Acquisition partially offset by decreased marketing and selling expenses related to The Yellow IRIS. Marketing and selling expenses as a percentage of net revenues decreased from 23% in the prior period to 19% in the current period.

    General and administrative expenses increased to $2.6 million for the nine months ended September 30, 1997 from $2.3 million, an increase of $290,000 or 12% over the comparable period in the prior year. This increase is the result of the addition of administrative functions following the PSI Acquisition, partially offset by decreased expenses resulting from the restructuring implemented in the fourth quarter of 1996. General and administrative expenses as a percentage of net revenues decreased from 16% to 13% in the current period.

    Net research and development expenses increased to $1.6 million for the nine months ended September 30, 1997 from $1.2 million, an increase of $326,000 or 26% over the comparable period in the prior year, and decreased as a percentage of net revenues from 9% to 8%. Reimbursements under joint development programs decreased to $904,000 from $1.3 million. Total product technology expenditures decreased to $2.9 million from $3.1 million, a decrease of $268,000 or 9% over the comparable period in the prior year, due primarily to completion of the development of The White IRIS and the addition of research and development staff from the PSI Acquisition.

    Amortization of intangible assets for the nine months ended September 30, 1997 increased to $949,000 from $446,000, an increase of $503,000 or 113% over the comparable period in the prior year, primarily as a result of the acquisition of intangible assets in the PSI Acquisition and the Censlide product line acquisition.

    The results of operations for the nine months ended September 30, 1997 include certain unusual charges to earnings of $130,000, primarily legal expenses relating to the recently completed Intelligent Medical Imaging, Inc. patent litigation and a pending arbitration matter. See Part 2, Items--Legal Proceedings of this report on Form 10-Q. The unusual charges in the comparable period in the prior year totaled $1,317,000 and related primarily to the write-off of deferred offering costs, litigation expenses, reduction in the net realizable value of inventory and other assets and StatSpin merger expenses.

    Interest income decreased to $42,000 for the nine months ended September 30, 1997 from $182,000 for the comparable period in the prior year, primarily as the result of decreased amounts of invested cash in 1997.

    Interest expense increased to $900,000 for the nine months ended September 30, 1997 from $248,000 for the comparable period in the prior year due to the indebtedness incurred to finance the PSI Acquisition and increased interest rates on bank debt.

    Other income increased due to the receipt of government grant funds for reimbursement of expenses incurred in prior periods.

    The income tax provision for the nine months ended September 30, 1997 was $48,000, as compared to an income tax benefit of ($3.5) million for 1996. The income tax provision for the nine months ended September 30, 1997 differs from the federal statutory rate due to state, local and foreign income taxes and permanent differences between income reported for financial statement and income tax purposes.

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

    The above factors contributed to a net income of $30,000. However, due to the imputed dividend discussed above, the loss per common share amounted to ($0.07) per share for the nine months ended September 30, 1997 as compared to a net loss of ($5.7) million or ($0.90) per share for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments decreased to $1.5 million at September 30, 1997 from $4.3 million at December 31, 1996. The decrease is primarily attributable to principal payments on bank debt and an installment payment for the repurchase of common stock. Inventory levels at September 30, 1997 decreased to $4.4 million from $4.8 million at December 31, 1996. This decrease is primarily due to the implementation of an inventory reduction program. Total accounts receivable decreased to $4.8 million at September, 1997 from $5.2 million at December 31, 1996 primarily the result of improved collection efforts partially offset by the effect of increased sales.

    Accounts payable decreased to $3.0 million at September 30, 1997 from $4.6 million at December 31, 1996, primarily due to the application of the net proceeds from the sale of the Series A Preferred Stock in late December 1996. Cash provided by operations totaled $1.5 million for the nine months ended September 30,

1997, as compared to cash used by operations totaling $1.3 million for the nine months ended September 30, 1996.

    In the nine months ended September 30, 1997, the Company expended $427,000 for capital equipment and $388,000 for capitalized software development. The Company expended $881,000 for capital equipment and $559,000 for capitalized software development in the comparable period of the prior year. The Company does not presently have any material commitments for capital expenditures.

    During the nine months ended September 30, 1997, the Company generated cash of $139,000 from stock sales to employees under the Company's stock option and purchase plans.

    On September 30, 1997, the outstanding principal balance of the Term Loan was $3.7 million. The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.50% on September 30, 1997) plus 2.0%. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty.

    The outstanding principal balance on the Credit Facility was $1.1 million on September 30, 1997. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 2.0%. The Credit Facility, collateralized by a first priority lien on all assets, matures April 15, 1998.

        On June 30 and September 30, 1997 the Company exchanged two one year 8% promissory notes in the amounts of $545,057 and $496,970, respectively, for amounts due relating to the repurchase of common stock from an affiliate of Boehringer Mannheim Corporation.

    The Company believes that its current cash on hand plus short-term investments, together with cash generated by operations and cash available under the Credit Facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations until the maturity of the bank debt on April 15, 1998.

    The Company is presently pursuing additional financing to repay outstanding principal on its outstanding indebtedness and to fund its future business strategy. The Company may not be able to secure adequate additional financing on favorable terms, if at all. Additional outside financing (or a restructuring of existing indebtedness) could result in dilution to holders of Common Stock and significant financial and operational restrictions on the Company.

    In September 1995, the Company and Poly UA Systems Inc. ("Poly"), entered into a research and development agreement to develop the Poly products using the Company's technology. The Company is funding the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly is reimbursing the Company for the excess. The Company has an option to acquire all of the common stock of Poly for an aggregate price of $5.1 million, payable in cash or shares of Common Stock of the Company. If the Company elects to exercise its option, the portion of the net cost of the acquisition allocated to completed products would be capitalized and its subsequent amortization may impact future earnings to the extent profits from products acquired do not cover these costs. For the portion of the net cost of the acquisition allocated to in-process research and development, the Company would record a nonrecurring, noncash (if purchased with Common Stock) charge against then current earnings.

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

RECENTLY-ISSUED ACCOUNTING STANDARDS

    Recently issued accounting standards are described in Note 11 to the financial statements.

FORWARD-LOOKING STATEMENTS

    The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-Q, contain various forward-looking statements which reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. The Company has attempted to identify some of these uncertainties and other factors in its
Exhibit 99 to its Quarterly Report on Form 10-Q for the period ended June 30, 1997 and in its 1996 Annual Report on Form 10-K.


PART 2      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The Company acquired the digital imaging business of Perceptive Scientific Instruments, Inc. (the "PSI Acquisition") from Digital Imaging Technologies, Inc. ("DITI") in July 1996. On August 25, 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement for the PSI Acquisition and seeks, among other things, monetary damages of more than $5,000,000.

    As part of the purchase price for the PSI Acquisition, the Company issued to DITI a five-year warrant to purchase 875,000 shares of Common Stock at $8.00 per share. DITI has previously requested a reduction in the exercise price of the warrant on the theory that it suffered material damage as a result of the Company's restatement in the third quarter 1996 of financial results for certain prior periods. DITI may pursue this request in the arbitration proceeding but has not yet filed such a claim with the American Arbitration Association.

    The Company is also involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company.


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

----------
The following items are incorporated by reference to the cited Company documents.

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2) Current Report on Form 8-K dated January 15, 1997.

(3) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

    (b)    Reports on Form 8-K

    None filed during the period covered.


    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on November 11, 1997.


                                    INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                    By: /s/ Martin S. McDermut
                                       --------------------------------
                                        Martin S. McDermut, Vice President,
                                        Finance & Administration
                                        and Chief Financial Officer