Form 10-K
period 1997-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1998-03-31
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997           Commission File No. 1-9767


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         On March 20, 1998, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $25.0 million based upon the closing price of $4.25 per share of Common Stock as reported on the American Stock Exchange. Solely for the purpose of determining "non-affiliates" in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

         The Registrant had 6,339,265 shares of Common Stock outstanding on March 20, 1998.

         Part III incorporates information by reference from the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                             FORM 10-K ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 1997

   Caption                                                                                                             Page
   -------                                                                                                             ----
   PART I

         Item 1.           Business..................................................................................    3
         Item 2.           Properties................................................................................   12
         Item 3.           Legal Proceedings.........................................................................   12
         Item 4.           Submission of Matters to a Vote of Security Holders.......................................   12

   PART II

         Item 5.           Market for the Registrant's Common Stock and Related Stockholder
                           Matters...................................................................................   13
         Item 6.           Selected Financial Data...................................................................   14
         Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.....................................................................   14
         Item 8.           Financial Statements and Supplementary Data...............................................   20
         Item 9.           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure......................................................................   21

   PART III

         Item 10.          Directors and Executive Officers of the Registrant........................................   21
         Item 11.          Executive Compensation....................................................................   21
         Item 12.          Security Ownership of Certain Beneficial Owners and  Management...........................   21
         Item 13.          Certain Relationships and Related Transactions............................................   21

   PART IV

         Item 14.          Exhibits, Financial Statements, Schedules, and Reports on Form 8-K........................   21

                                     PART I

ITEM 1.  BUSINESS.

         A glossary of selected technical terms is included at the end of this section, and stockholders are encouraged to review the glossary before reading the description of business.

OVERVIEW

         International Remote Imaging Systems, Inc. and its subsidiaries ("IRIS" or the "Company") design, develop, manufacture and market in vitro diagnostic ("IVD") imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology for automating microscopic procedures performed in clinical laboratories, and special purpose centrifugal and other small instruments for automating microscopic procedures performed in clinical laboratories. AIM combines the Company's capabilities in automated specimen presentation, including its patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and present images of microscopic particles in easy-to-view displays. The Company's IVD imaging systems are designed to provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. The Company's products are sold directly and through distributors primarily to hospital and reference clinical laboratories, as well as veterinary and physician offices and research laboratories.

         The Company pioneered its first IVD imaging system application in 1983 with its introduction of The Yellow IRIS family of workstations for urinalysis. The Company believes that it is still the only supplier of laboratory systems which fully automate a complete urinalysis, and it introduced its fourth generation models in 1996 which incorporate significant advancements in speed, utility and ease of use. In 1996, the Company also received Food and Drug Administration ("FDA") clearance and began to market the Model 900UDx urine pathology system designed especially for the high-volume testing requirements of larger laboratories. The Company also provides ongoing sales of supplies and service necessary for operation of The Yellow IRIS workstations. Most supplies are purchased under standing orders and, following an initial one-year warranty period, the majority of customers purchase annual service contracts. The FDA cleared The White IRIS leukocyte differential analyzer in May 1996, but its commercial release has been delayed by other priorities. The Company also anticipates selling supplies and service for The White IRIS comparable to those sold for The Yellow IRIS. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In July 1996, the Company entered the field of genetics with the acquisition (the "PSI Acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc. ("PSI"). PSI's principal product line is the PowerGene family of genetic analyzers -- IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. The Company also acquired international operations from PSI.

         In February 1996, the Company acquired StatSpin, Inc. ("StatSpin"), in a pooling-of-interests transaction. Through StatSpin, the Company manufactures and markets a variety of benchtop centrifuges, small instruments and supplies for the laboratory market. These products are used primarily for manual specimen preparation and dedicated applications in cytology, hematology and urinalysis. They appeal to smaller laboratories and physician offices performing too few tests to justify the cost of an automated IVD imaging system.

THE INDUSTRY

         As a result of cost containment pressures from third-party payors, healthcare providers are focusing on the most efficient use of their resources. This goal is driving them to reduce costs while simultaneously improving the outcome potential of patient care. Meeting this goal depends to a large degree on reducing the cost and improving the accuracy of medical tests for diagnosing and monitoring diseases, as well as reporting the results of these tests in timely and useful ways.

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

THE COMPANY'S STRATEGY

         The Company's objectives are to maintain its technological leadership, develop new products, continue market penetration of existing products, expand the geographic markets for existing products and increase sales of supplies and service. The Company is pursuing these objectives through the following strategies:

         o Adding New IVD Imaging Applications. The Company believes automated microscopy has a number of potential applications in the clinical laboratory and is expanding beyond the field of urinalysis. In July of 1996, the Company strategically expanded into the field of genetics through the PSI Acquisition, which included the acquisition of the PowerGene family of IVD imaging systems. The Company completed development of The White IRIS leukocyte differential analyzer for hematology in 1997, but its commercial release has been delayed by other priorities.
                   See "--Overview."

         o Continuing Market Penetration for Current Applications of IVD Imaging Technology. Although The Yellow IRIS urinalysis workstation is used in hospital laboratories affiliated with more than 75% of United States medical schools, the Company estimates that it has penetrated less than 20% of the potential market in the United States for this family of systems. It plans to continue penetrating this segment of the IVD testing market with additional sales of its newest generation models of The Yellow IRIS family and the Model 900UDx Urine Pathology System which was designed especially for the high-volume testing requirements of larger laboratories. The Company also plans to expand its rental program for The Yellow IRIS which generates revenues based on the number of tests performed by the customer.

         o Expanding in New Geographic Markets. The Company's growth strategy also calls for the successful penetration of overseas markets, where its PowerGene systems have already achieved a strong market presence with sales in 40 countries. Neither The Yellow IRIS line nor the StatSpin products, however, have been marketed to a significant degree outside the United States. International markets have witnessed the same trend toward consolidation and emphasis on labor productivity that has characterized the US market for the past 15 years. From a strategic standpoint, management intends to proceed with the introduction of The Yellow IRIS in selected markets where consolidation has already been a factor, by developing relationships with distributors in those countries capable of selling both its clinical systems and small instruments.

         o Increasing Sales of Supplies and Service. Once an IVD imaging system is installed, the Company generates significant recurring revenue from sales of supplies and service for its operation. The Company seeks to enhance this revenue stream by installing more systems as well as increasing its product offering of supplies for each system. For example, the Company began selling the CHEMSTRIP/IRIStrip urine test strips for The Yellow IRIS systems at the end of 1994. The Company also hopes to introduce specific DNA probe kits and other consumables for chromosome analysis to its PowerGene line and to sell the patented 2-methylpolymethine (2- MPM) cytoprobe for The White IRIS.

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

AIM TECHNOLOGY

         An effective system for automated microscopy in most applications requires technology for fast, consistent and easily discernable presentation of the specimen to the microscope ("front end processing") and for rapidly capturing, analyzing, classifying, enhancing, arranging and displaying images of the specimen ("back end imaging"). The Company has over the past nineteen years created and developed its patented and proprietary AIM technology to address both of these requirements.

         The Company's AIM technology automates all or most of the front end processing in its IVD imaging systems. For example, traditional urine sediment analysis requires manual preparation of a slide from the specimen requiring several steps, including centrifugation followed by carefully positioning, staining and coverslipping a sample extracted from the specimen. The slide is then placed under the microscope and manually manipulated and scanned by a technologist. This procedure is often time-consuming, imprecise and carries the potential for human exposure to biohazards. In contrast, the Company's patented slideless microscope, used in The Yellow IRIS and The White IRIS allows microscopic examination of a moving specimen precisely positioned in a stream of fluid and eliminates the need for manual slide preparation, manipulation and scanning. The slideless microscope precisely positions the specimen to within microns in a thin layer for proper focusing as it flows past the microscope at high-speed ensheathed in a larger stream of fluid. The method of ensuring proper alignment, particle orientation, focus and measurement, called "imaging flow cytometry," is patented, and the Company is unaware of any other company which has developed similar technology. For those IVD tests where imaging flow cytometry is not optimal or possible, AIM technology automates the slide manipulation and scanning process. The Company's PowerGene genetic analyzers use this technology to automatically locate and focus microscopic particles on a slide as it is precisely manipulated and scanned by the system.

         Once the specimen is located and presented to the microscope, AIM's back end imaging automatically captures, digitizes, classifies, organizes and presents the microscopic images displayed on a video monitor for review by the medical specialist. These digital images of the specimen can then be stored on magnetic or optical media for later retrieval, even years later.

PRODUCTS

         AIM SYSTEMS

         The Company currently markets two families of AIM systems -- The Yellow IRIS and the PowerGene. These systems incorporate sophisticated front end processing and back end imaging, require customers to make substantial capital investments and are designed for sale to clinical laboratories performing a relatively high-volume of IVD tests.

         The Yellow IRIS of urinalysis workstations are widely used nationwide, including hospitals affiliated with over 75% of all United States medical schools. This family of IVD imaging systems currently consists of three models. Two models can also perform IVD imaging tests on a number of body fluids other than urine, including cerebrospinal, peritoneal, pleural, pericardial, synovial and seminal fluids as well as peritoneal dialyzates and lavages. The third model, the Model 900UDx, is designed for laboratories testing high numbers of urine specimens. The Yellow IRIS family of IVD imaging systems currently has list prices ranging from $100,000 to $195,000.

         The PowerGene family of genetic analyzers perform certain chromosome tests such as karyotyping, DNA probe analysis in FISH and M-FISH procedures and comparative genomic hybridization. These tests are typically used for analyzing genetic abnormalities for both clinical uses (e.g. prenatal screening) and research applications (e.g. cancer studies). The Company believes the genetics market is one of the fastest growing segments of the global IVD market. The Company purchased this family of analyzers in July 1996 in conjunction with the PSI Acquisition. The PowerGene analyzers currently have list prices ranging from $20,000 to over $100,000 depending upon the selected options and configuration.

         OTHER SYSTEMS

         In the fourth quarter of 1997, the Company began marketing the UF-100 urine cell analyzer in the United States. The UF-100, developed in Japan by TOA Medical Electronics Co., Ltd. ("TOA"), utilizes flow cytometric laser scanning principles to screen large volumes of urine specimens for the presence of abnormal sediment compositions. The UF-100 is not an AIM system, and many abnormal specimens require subsequent microscopic analysis through manual methods or with an automated IVD imaging system such as The Yellow IRIS. The Company is the exclusive distributor for the UF-100 in North America and receives royalties from TOA on sales of the UF-100 outside of North America. The UF-100 currently has a list price in the United States of $115,000. It provides only the sediment portion of a complete urinalysis. Laboratories desiring to completely automate urinalysis testing can purchase The Yellow IRIS which, in addition to microscopy, automates the chemistry and specific gravity portions of a complete urinalysis.

         SYSTEM SUPPLIES AND SERVICE

         In addition to sales of IVD imaging systems and the UF-100, the Company obtains significant recurring revenue from sales of supplies used in the operation of these systems and from their service and repair. Supplies for The Yellow IRIS family include the sheath fluid used to position the particles and cleanse the system in slideless microscopy and "controls" used in calibrating and monitoring the performance quality of the systems. The Company also sells the CHEMSTRIP/IRIStrip for testing urine chemistry on The Yellow IRIS. The Company introduced the CHEMSTRIP/IRIStrip urine test strips in late 1994 and has converted over 95% of the installed base of systems to these new test strips. CHEMSTRIP/IRIStrips urine test strips are produced through an agreement with the Boehringer Mannheim Group of companies, recently bought by Hoffman-LaRoche, reorganized and now operated as Roche Diagnostics.

         SMALL INSTRUMENTS AND SUPPLIES

         The Company also manufactures and markets a variety of small instruments and supplies for the clinical laboratory market. These products complement the Company's line of IVD imaging systems because they appeal to smaller laboratories and physician offices performing an insufficient number of tests to justify the capital cost of an IVD imaging system. StatSpin's technologically-advanced small benchtop centrifuges are designed to prepare certain biological specimens for instrumental or microscopic examination in a fraction of the time required by larger, common laboratory centrifuges. They have proven ideal for on-demand, point-of-use testing in hospitals, physician's offices and veterinary laboratories. The basic StatSpin centrifuge unit is adaptable to a variety of uses by means of application-specific rotors and consumables. Noted for their compact design and simple, quiet and unobtrusive operation, they are particularly well-suited to laboratories in which technicians are located in close proximity to the equipment. These products also take advantage of the Company's reputation and expertise in urinalysis and respond to the desire of integrated healthcare providers to purchase systems and supplies for a variety of clinical settings (both large and small) from one supplier. This category of products includes special-purpose centrifuges, digital refractometers for measuring the specific gravity of urine, the CenSlide System for manual microscopic examination of urine and other supplies intended primarily for specimen preparation.

RESEARCH AND DEVELOPMENT

         The Company maintains an active research and development program to continually enhance its existing IVD imaging systems and explore other IVD imaging applications for its AIM technology. In 1995, 1996 and 1997, the Company focused its research and development efforts on the following major projects, as well as numerous other smaller projects:

         o Developing the Model 900UDx. The Company completed development of its newest model in The Yellow IRIS family, the Model 900UDx. The Model 900UDx is the industry's first and only fully-automated walkaway system for performing complete macroscopic, chemical and microscopic urinalysis profiles.

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

         o Developing The White IRIS. The Company has had a major program over a number of years, under sponsorship of the National Institutes of Health and later in conjunction with a Company-sponsored research and development entity, to develop The White IRIS leuckocyte differential analyzer. The White IRIS is an automated high-speed workstation used to classify normal, as well as immature and other abnormal white blood cells. The White IRIS performs a differential analysis which includes identifying the five types of normally occurring white blood cells plus a number of abnormally occurring immature white blood cells, variant lymphocytes and other cells.
                   The Company also holds an exclusive, worldwide license to
                  several patents which cover the unique cytoprobe used by The White IRIS, as well as the multi-colored expression of 2-MPM in white blood cells. The White IRIS, FDA cleared in 1996, is undergoing additional refinements pending its commercial launch which has been delayed by other priorities. See "--Overview."

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

         o Identifying Future Applications. The Company also performs market research and experiments to identify future applications of its technology. The Company believes its AIM technology may have a number of other potential IVD imaging applications such as cytology, microbiology and histology.

         The Company has in the past partially funded its research and development programs through (i) grants from NASA and National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities. In recent years, the Company has entered into four significant projects, two joint development projects with strategic partners--Boehringer Mannheim Corporation ("BMC") and Boehringer Mannheim GmbH ("BMG")--and two projects with Company-sponsored research and development entities--LDA Systems, Inc. ("LDA") and Poly U/A Systems, Inc. ("Poly"). From 1994 to 1996, the Company collaborated with BMC and BMG in the development of CHEMSTRIP/IRIStrip urine test strips and the Model 900UDx. BMC supplies the Company with CHEMSTRIP/IRIStrip urine test strips and has agreed to supply the Company with certain raw materials should the Company elect to manufacture its own urine test strips, subject to royalty payments. The Company was granted the non-exclusive right to distribute certain other BMC urinalysis products to hospitals and commercial laboratories in the United States. The Company manufactures the Model 900UDx with BMG providing certain components on an OEM basis at cost. The Company has exclusive marketing rights to the Model 900UDx in Taiwan and non-exclusive rights for the rest of the world outside of Germany and Italy. During 1997, Hoffman-LaRoche acquired the Boehringer Mannheim Group of companies, and BMC and BMG are now operated as Roche Diagnostics.

         In 1992, the Company entered into a project with LDA for development of The White IRIS leukocyte differential analyzer and later acquired LDA for approximately 498,000 shares of the Company's common stock. In 1995, the Company entered into a similar project with Poly which is ongoing for development of several new products to enhance automated urinalysis (the "Poly Products"). The Company has an option to acquire all the common stock of Poly for $5.1 million payable, at the Company's discretion, in cash or shares of the Company's Common Stock.

MARKETING AND SALES

         In the United States, the Company's IVD imaging systems are sold and serviced through the Company's own sales and service forces. Sales activities consist of direct sales by field sales representatives, telemarketing to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and after- sales support to customers in the operation of their systems. In addition to its sales activities, the Company promotes the advantages of its products through advertising in trade journals, attendance at trade shows and direct mail. All sales of IVD imaging systems include installation, customer training and a one-year warranty. The Company's small instruments, targeted primarily at smaller customers, are sold through distributors. The Company has an overseas sales office and staff based in Chester, England that supports agents and distributors and promotes the products in more than forty foreign countries.

         The Company also maintains a rental program under which it has a number of systems currently in place. Under the terms of the rental agreements, payments generally are based on the number of tests performed with a guaranteed monthly minimum payment to the Company. The Company is responsible for supply and service of the systems. Alternatively, some customers lease the Company's IVD systems from medical equipment leasing companies which, in turn, purchase the systems from the Company.

         In addition, the Company markets most of the supplies used in the operation of its IVD systems and maintains these systems through its own national service organization. Service (after a one-year warranty period) is generally sold under an annual service contract or, less frequently, on a per-call basis.

COMPETITION

         URINALYSIS

         The Company's primary products for the urinalysis market are The Yellow IRIS family of urinalysis workstations and the UF-100 urine cell analyzer. The principal competitive factors in this market are cost-per-test, ease of use, and quality of result. The Company believes The Yellow IRIS competes favorably with regard to these factors in its target markets.

         A number of hospitals conduct urine sediment examinations using the Kova system made by Hycor Biomedical, Inc., as well as several other similar products, all of which are composed largely of disposable plastic parts. These products provide a more standardized method of preparing urine sediment for microscopical examination as opposed to traditional means. While these disposable products help somewhat to overcome manipulative imprecision, most of them do so at the added expense of an increased number of disposable parts and offer little in time savings. One exception is the CenSlide System acquired by the Company in March of 1996. This system uses a combination centrifuge tube and microscope slide, thereby actually eliminating much of the manipulation required in preparing the urine specimen for microscopic observation. The Company views these types of products as better suited for laboratories performing a lower volume of urinalysis tests. Roche Diagnostics, Dade Behring Corporation and Bayer Diagnostics sell lines of urine test strips which are useful in determining the concentration of various chemical substances often found in urine. Some claims have been made that the absence of certain results determined with these test strips can preclude the need for microscopic examinations of some specimens. IRIS recently obtained FDA clearance of its claims of improved performance of The Yellow IRIS over reagent strip measures in detecting microscopic abnormalities in urine.

         GENETICS

         The Company's products for the genetics market are the PowerGene family of analyzers. The principal competitive factors in this market are comparative product features, such as ease-of-use, software utility and user friendliness, clarity of visual output and the quality and responsiveness of customer service. The Company believes the PowerGene analyzers compete favorably with regard to these factors.

         The Company's primary competitors in this worldwide market are Applied Imaging and Vysis, Inc. which market IVD imaging systems for prenatal and other genetic testing. Vysis utilizes a strategy of offering its systems as a vehicle for selling its DNA probes, a strategy that has made it the fastest growing competitor. Leica (a German microscope manufacturer), MetaSystems and ASI (an Israeli camera manufacturer) also sell systems for genetic analysis.

         HEMATOLOGY

         The Company's proposed product for the hematology market is The White IRIS leukocyte differential analyzer. See "Research and Development." Intelligent Medical Imaging, Inc. ("IMI") is presently manufacturing an IVD imaging system, called the Micro 21, for performing certain aspects of white blood cell differential analysis and certain other analyses. Unlike The White IRIS, which uses imaging flow cytometry, the Micro 21 is a slide- based system. The Company believes The White IRIS has certain performance advantages over the Micro 21. For example, The White IRIS (1) uses a closed-tube sampling procedure which is safer and more convenient because it does not require slide preparation, (2) is more sensitive and precise because it counts significantly more white blood cells, (3) allows an easier-to-obtain and more complete answer because it automatically classifies variant, immature and other abnormal cells, as compared only to automated classification of normal cells by the Micro 21, and (4) is more cost effective because it has higher throughput and requires less attended time. See "Overview".

         While other automated blood smear reading instruments capable of varying degrees of white blood cell differential analysis exist, they are relatively expensive. There is at least one such instrument currently in production (made by Omron, a Japanese company), but, to the Company's knowledge, it is not marketed outside of Japan. The Company is not aware of any current plans by Omron to market its white blood cell slide readers in the United States. TOA, Abbott Laboratories and Coulter Corporation, all manufacturers of blood cell counters, have begun displaying devices which automate the blood smear preparation process and are attachable to their respective analyzers but do not provide for automation of white blood cell differential analysis. IMI has also displayed a prototype blood smear preparation device it is developing.

         OTHER POTENTIAL COMPETITORS

         The Company is aware of at least four other companies that sell IVD imaging systems, all for cytology and/or histology applications. Neuromedical Systems, Inc. and NeoPath, Inc. offer IVD imaging systems for PAP smears. Auto-Cyte, Inc. and ChromaVision Medical Systems, two newer ventures, recently obtained significant funding through initial public offerings. AutoCyte plans to compete in the PAP smear arena. ChromaVision sells a system for rare event finding for applications similar in concept to the PowerGene automated rare event finder recently delivered to the Johnson Space Center of NASA.

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

         The Company has an exclusive license from Cytocolor, Inc. for the patented 2-MPM cytoprobe used in the operation of The White IRIS. Cytocolor has pursued patent protection of this unique reagent through the filing of patent applications in the United States and abroad. Under the terms of the license, the Company will pay Cytocolor royalties of $1,000 per system for the first 1,000 sales of The White IRIS plus 8% of the net sales price of all consumable products containing 2-MPM.

         The Company has granted TOA a royalty-bearing license to use pre-1989 technology for urine sediment analyzers and non-medical industrial instruments.

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

         In the United States, the FDA regulates medical devices under the Food, Drug, and Cosmetic Act (the "FDC Act"). Before a new medical device can be commercially introduced in the United States, the manufacturer usually must obtain FDA clearance by filing a pre-market notification under Section 510(k) of the FDC Act (a "510(k) Notification") or obtain FDA approval by filing a pre-market approval application (a "PMA Application"). The 510(k) Notification process can be lengthy, expensive and uncertain, but the PMA Application process is significantly more complex, expensive, time-consuming and uncertain. To date, the Company has cleared all of its regulated products with the FDA through the 510(k) Notification process.

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

         Labeling, advertising and promotional activities for medical devices are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also enforces statutory and policy prohibitions against promoting or marketing medical devices for unapproved uses.

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

         In addition to domestic regulation of medical devices, many of the Company's products are subject to regulations in the foreign jurisdictions in which it operates or sells products. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. Although the Company distributes the PowerGene analyzer in more than 39 foreign countries, it has not yet applied for regulatory clearances or approvals to market The Yellow IRIS or The White IRIS in most of these foreign countries. The Company's business strategy includes expanding the geographic distribution of these and other products, and there can be no assurance that the Company can secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's existing business or future plans. Among other things, CE Mark certifications are, or may soon be, required for the sale of many products in certain international markets such as the European Community. The Company is actively pursuing CE Mark certification for many of its products, but there can be no assurance that the Company will be successful in securing such certification.

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

ITEM 2.  PROPERTIES.

         The Company leases all of its facilities. The leases expire at various times over the next four years. The Company's headquarters are located at 9162 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding the Company's leaseholds as of December 31, 1997:

                                 Approximate Floor            Monthly
Location                          Space  (Sq. Ft.)               Rent   Use
----------------------------------------------------------------------------------------------------------------------
Chatsworth, CA                              26,000            $14,100   Sales and Marketing, Research and Development,
                                                                        Manufacturing and Corporate Administration
League City, TX                              7,000             $8,300   Sales and Marketing, Research and Development
                                                                        and Manufacturing
Norwood, MA                                 11,000             $7,200   Sales and Marketing, Research and Development
                                                                        and Manufacturing
Chester, England                             5,000       (pound)4,200   Sales and Marketing and Manufacturing


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

ITEM 3.  LEGAL PROCEEDINGS.

         In July 1996, the Company acquired PSI from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of Common stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI had previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the Company or result in additional dilution to holders of the Common Stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

         The Company's Common Stock is traded on the American Stock Exchange ("Amex") under the symbol "IRI." The closing price of the Common Stock on March 20, 1998 was $4.25 per share. The table below sets forth high and low closing prices reported by Amex for the period January 1, 1996 through December 31, 1997:

                                                                         Price per share
                                                                         ---------------
                                                                         High        Low
FISCAL 1996
        First Quarter..............................................     7-7/8       6-1/4
        Second Quarter.............................................    12-3/4       6-5/8
        Third Quarter..............................................     9-1/2       7-1/4
        Fourth Quarter.............................................     7-1/2       3-3/8
FISCAL 1997
        First Quarter..............................................     5-1/4      3-9/16
        Second Quarter.............................................    4-3/16       3-3/8
        Third Quarter..............................................   4-15/16     3-11/16
        Fourth Quarter.............................................    5-3/16       3-1/4


         As of March 20, 1998, IRIS had approximately 4,300 holders of record of its Common Stock.

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

         As partial consideration for renegotiating the Company's loan agreements in March 1997, the Company issued to City National Bank warrants to purchase (1) 50,000 shares until January 15, 2000 at $3.875 per share, (2) 25,000 shares until June 1, 2000 at $4.375 per share and (3) 25,000 shares until July 1, 2000 at $4.0625 per share. The warrant certificates bear appropriate restrictive legends concerning the registration requirements of the Securities Act. The Company believes this transaction was exempt from the registration requirements of the Securities Act based on Section 4(2) of the Securities Act.

         In May 1997, the Company amended an existing agreement with M. Kane & Company, Inc., an investment banker, to provide ongoing financial advisory services. Under the terms of the amendment, the Company agreed to issue to M. Kane & Company a warrant to purchase 10,000 shares of Common Stock until May 15, 2001 at $4.3125 per share. The Company has not yet issued the warrant certificate, but it will bear an appropriate restrictive legend concerning the registration requirements of the Securities Act. The Company believes this transaction was exempt from the registration requirements of the Securities Act based on Section 4(2) of the Securities Act.

         Between February and May 1997, the Company issued a total of 75,376 shares of Common Stock to Irell & Manella, LLP, as partial payment for legal services. The certificates bear appropriate restrictive legends concerning the registration requirements of the Securities Act. The Company believes these transactions were exempt from the registration requirements of the Securities Act based on Section 4(2) of the Securities Act.

         In November 1997, the Company offered to reduce the exercise price of its outstanding Series D Warrants from $6.50 to $4.00 per share for holders exercising their warrants during a one-week period. The holders that accepted the offer and exercised their Series D Warrants during that period also received a new Series F Warrant exercisable until March 29, 2000 at an exercise price of $4.00 per share of Common Stock. The Company received gross proceeds of approximately $783,000 through the exercise of Series D Warrants and issued Series F Warrants to purchase an aggregate of 205,633 shares of Common Stock. The Company also sold to two Series D Warrant holders for $35,000 additional Series F Warrants covering an aggregate of 75,000 shares of Common Stock.

         Concurrently with making the offer, the Company provided the Series D Warrant holders with copies of its most recent Annual Report (Form 10K), Quarterly Report (Form 10Q) and Proxy Statement. The Company also obtained written representations from the participants in the offer confirming their status as "accredited investors" under Regulation D and confirming their intent to acquire the securities for their own account and not with a view to resale or distribution in violation of the Securities Act. The Company did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act. The Company believes this transaction was exempt from the registration requirements of the Securities Act based on Regulation D and Section 4(2) of the Securities Act.

         In February 1998, the Company issued Series F Warrants covering 27,000 shares of Common Stock to Alan Stone & Co., a former financial consultant, and his attorney to settle litigation between the parties. As part of the settlement, Alan Stone & Co. also surrendered for cancellation Series E Warrants (exercisable at $7.80 per share) to purchase an equal number of shares of Common Stock. The Company obtained written representations from the recipients confirming their status as "accredited investors" under Regulation D and confirming their intent to acquire the securities for their own account and not with a view to resale or distribution in violation of the Securities Act. The securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act. The Company believes this transaction was exempt from the registration requirements of the Securities Act based on Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

         This information as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997 is derived in part from, and should be read in conjunction with, the Company's Financial Statements, including the Notes thereto, as included elsewhere in this Annual Report.

                                                                                            Year Ended December 31,
                                                 ------------------------------------------------------------------
                                                   1993           1994         1995(1)       1996(1)        1997(1)
                                                 ------------------------------------------------------------------
                                                                          (in thousands, except per share data)
FINANCIAL STATEMENT DATA
Net revenues..................................    $12,428       $12,580       $14,488       $20,597        $27,495
Operating income (loss).......................      1,313         1,495       (1,802)       (10,434)           284
Interest and other income (expense), net......         33            95           282          (452)        (1,080)
Net income (loss).............................      1,323         1,622         2,126        (7,428)          (503)
Net income (loss) per share - basic...........        .26           .30           .35         (1.21)          (.16)
Net income (loss) per share - diluted.........        .25           .28           .34         (1.21)          (.16)
Working capital...............................      6,812         7,779        11,234         1,914          1,650
Total assets..................................     11,181        13,282        22,203        37,860         32,735
Long term debt, including current portion.....        603           367           311        13,000         10,942
Total liabilities.............................      3,415         3,122         3,261        24,096         17,942
Shareholders' equity..........................      7,766        10,160        18,942        13,765         14,792
Cash dividends per share......................         --            --            --            --             --
OTHER FINANCIAL DATA
Operating income (loss) - as adjusted(3) .....      1,313         1,495         1,098        (1,147)         1,622
EBITDA (2)....................................      2,044         2,407         2,150          (849)         4,050



(1) The years ended December 31, 1995 and 1996 include write-offs of acquired in process research and development totaling $2.9 million and $7.3 million, respectively. The year ended December 31, 1996 also includes unusual charges totaling $2.0 million relating primarily to pooling-of-interest expenses, the write-off of deferred public offering costs, expenses relating to litigation and arbitration matters, severance and other incremental costs associated with a restructuring of the Company's personnel. The year ended December 31, 1997 includes unusual charges totaling $1.3 million relating to expenses relating to litigation and arbitration matters, the write-down of deferred private offering costs and the write-off of goodwill no longer considered recoverable.

(2) EBITDA represents earnings before taxes, interest expense, write-off of acquired in process research and development, depreciation and amortization, including common stock and stock option compensation amortization. The Company believes that EBITDA serves as a financial analysis tool for measuring financial information such as operating performance leverage ratios. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of the Company's performance or as an alternative to cash flows as a measure of liquidity.

(3) Operating Income (Loss) - as adjusted represents operating income (loss) before the write-off of acquired in process research and development totaling $2.9 million and $7.3 million in the years ended December 31, 1995 and 1996, respectively, and before unusual charges of $2.0 million and $1.3 million in the years ended December 31, 1996 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company generates revenues primarily from sales of IVD imaging systems based on its patented and proprietary AIM technology. Following the initial sale, these systems become part of the "installed base" and generate follow-on sales of supplies and service necessary for their operation. The Company also generates revenues from sales of ancillary lines of small laboratory instruments and supplies.

         Until 1996, the Company generated most of its revenues from sales of just two models of The Yellow IRIS urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system which is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. Finally, the Company began selling the PowerGene family of genetic analyzers in August 1996 after completing the PSI Acquisition. See "Business - Overview."

         The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                                                                  Year Ended December 31,
                                                                                      1995            1996           1997
                                                                                     ------------------------------------
                                                                                               (in thousands)
Research and development expense, net...........................................     $1,220         $1,978         $2,125
Capitalized software development costs..........................................        299            577            535
Reimbursed costs for research and development grants and contracts..............        843          1,780          1,015
                                                                                    -------        -------        -------
        Total product technology expenditures...................................     $2,362         $4,335         $3,675
                                                                                     ======         ======         ======


         The Company has in the past partially funded its research and development programs through (i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities. See "Business--Research and Development."

RESULTS OF OPERATIONS

         The consolidated financial statements reflect the consummation of the PSI Acquisition on July 31, 1996 which was accounted for using the purchase method of accounting. Accordingly, the consolidated statements of operations include the financial results of PSI for the entire 1997 fiscal year, but only for the period from August 1 to December 31 for fiscal 1996.

         COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

         Net revenues for the year ended December 31, 1997 increased to $27.5 million from $20.6 million, an increase of $6.9 million or 33% over the prior year. Sales of IVD imaging systems increased to $11.8 million from $6.4 million, an increase of $5.4 million or 86% over the prior year. The increase is due primarily to the addition of the PowerGene family of genetic analyzers to the Company's product line in August 1996 as a result of the PSI Acquisition and increased sales of The Yellow IRIS.

         Sales of IVD imaging system supplies and services increased to $10.6 million from $9.1 million, an increase of $1.5 million or 16% over the prior year, due to the larger installed base of IVD imaging systems and the conversion of The Yellow IRIS installed base to the new CHEMSTRIP/IRIStrip urine test strips marketed exclusively by the Company. Sales of small instruments and supplies decreased to $4.4 million from $5.1 million, a decrease of $619,000 or 12%, over the prior year. The decrease reflects lower sales levels of the StatSpin products to one of its distributors.

         The Company believes that the ongoing consolidation in the healthcare industry may be adversely affecting sales of The Yellow IRIS as some hospitals and reference laboratories appear to be postponing large capital investment decisions due to the resulting uncertainty. The Company also believes that there is a growing trend among potential customers for The Yellow IRIS toward leasing these systems on a cost-per-test basis rather than purchasing them. This trend is expected to spread revenue from system placements over several years.

         Royalties and licensing revenues for the year ended December 31, 1997 increased to $603,000 from $43,000, an increase of $560,000 over the prior year. The increase is primarily the result of increased royalties received, the receipt of previously disputed royalties relating to the fourth quarter of 1996 and initial fees earned for the license of certain technology. Amounts are expected to decrease to historical levels in 1998.

         Cost of goods for IVD imaging systems as a percentage of sales of IVD imaging systems was 51% for the year ended December 31, 1997 and is comparable to the prior year. Cost of goods for IVD imaging system supplies and services decreased as a percentage of sales of such products to 50% for the year ended December 31, 1997 from 56% for the prior year. This decrease is principally due to decreased costs and increased sales prices. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 53% for the year ended December 31, 1997, and is comparable to the prior year. The net result of these changes and increased royalties and licensing revenues was an increase in gross margin for the year ended December 31, 1997 to 50%, as compared to 46% for the year ended December 31, 1996.

         Marketing and selling expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as salaries for the marketing and distributor relations departments. Marketing and selling expenses increased to $5.2 million for the year ended December 31, 1997 from $4.6 million, an increase of $597,000 or 13% over the prior year, primarily due to the addition of the sales force from the PSI Acquisition partially offset by decreased marketing and selling expenses related to The Yellow IRIS. Marketing and selling expenses as a percentage of net revenues decreased from 22% in the prior year to 19% in the current year.

         General and administrative expenses consist primarily of payroll costs associated with the Company's management and support personnel, facilities related costs and legal and accounting fees. General and administrative expenses increased to $3.5 million for the year ended December 31, 1997 from $3.3 million, an increase of $205,000 or 6% over the comparable period in the prior year. This increase is the result of the addition of administrative functions following the PSI Acquisition, partially offset by decreased expenses resulting from the restructuring implemented in the fourth quarter of 1996 and decreased acquisition activities in the current year. General and administrative expenses as a percentage of net revenues decreased from 16% for 1996 to 13% for the current year.

         Net research and development expenses consist of costs incurred for the development of new products and improvements to existing products less third-party reimbursements under joint development programs, grants and research and development contracts. Net research and development expenses increased to $2.1 million for the year ended December 31, 1997 from $2.0 million, an increase of $147,000 or 7% over the prior year, and decreased as a percentage of net revenues from 10% to 8%. Reimbursements under joint development programs decreased to $1.0 million in 1997 from $1.8 million in 1996. Total product technology expenditures decreased to $3.7 million from $4.3 million, a decrease of $660,000 or 15% over the prior year, due primarily to reduced spending on the development of The White IRIS and decreased expenditures on the Poly Products, partially offset by the addition of research and development staff from the PSI Acquisition.

         Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with joint development projects and intangible assets arising from acquisitions and patents. Amortization of intangible assets for the year ended December 31, 1997 increased to $1.3 million from $794,000, an increase of $515,000 or 65% over the prior year, primarily as a result of the acquisition of intangible assets in the PSI Acquisition and a small product line acquisition.

         The results of operations for the year ended December 31, 1997 include certain unusual charges to earnings of $1.3 million, primarily for the write-off in the fourth quarter of deferred private offering expenses ($481,000), goodwill no longer considered recoverable associated with the digital refractometer line of business ($705,000) and legal expenses ($152,000) relating to a completed patent litigation matter and the pending arbitration matter against Digital Imaging Technologies, Inc. See "Legal Proceedings." The unusual charges in the prior year totaled $2.0 million and related primarily to the write-off of deferred public offering costs ($686,000), litigation expense ($617,000), restructuring charges ($298,000) and merger related expenses ($244,000).

         Acquisition of in-process research and development charges for the year ended December 31, 1996 amounted to $7.3 million. No similar charge occurred in 1997.

         The net result of the above described charges was an increase in operating income in fiscal 1997 to $284,000 as compared to an operating loss of $10.4 million in the prior year. Excluding the effects of the unusual charges and acquisition of in-process research and development, operating income would have been $1.6 million in the current year, compared to an operating loss of $1.1 million in the previous year.

         Interest income decreased to $57,000 for the year ended December 31, 1997 from $222,000 for the prior year, primarily as the result of decreased amounts of invested cash in 1997.

         Interest expense increased to $1.2 million for the year ended December 31, 1997 from $681,000 for the prior year due to the indebtedness incurred to finance the PSI Acquisition and increased interest rates on bank debt.

         Other income increased primarily due to the receipt of government grant funds for reimbursement of expenses incurred in prior periods.

         The income tax benefit for the year ended December 31, 1997 was $293,000, as compared to an income tax benefit of $3.5 million for 1996. The income tax benefit for the year ended December 31, 1997 differs from the federal statutory rate due to state, local and foreign income taxes and permanent differences between income reported for the financial statement and income tax purposes.

         The staff of the Securities and Exchange Commission recently announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position that, solely for purposes of calculating earnings per share, the potential discount is an imputed dividend to the preferred stockholders which reduces the amount of income available to common stockholders. As a result of the staff's new accounting position, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings attributable to common shareholders of $450,000 or $0.08 per share in the first quarter of 1997. The staff's position is limited to the calculation of earnings per share and did not have any effect on the Company's net income or cash flow. See "Liquidity and Capital Resources."

         The above factors contributed to a net loss of $503,000. However, due to the imputed dividend discussed above, the loss per common share based upon the net loss attributable to common stockholders of $953,000 amounted to $0.16 per share for the year ended December 31, 1997 as compared to a net loss of $7.4 million or

$1.21 per share for the year ended December 31, 1996. Excluding the effect of unusual charges, adjustment to the deferred tax valuation allowance and charges for the acquisition of in-process research and development from the PSI Acquisition, the Company would have had net loss attributable to common stockholders of $108,000 or $0.02 per share for the year ended December 31, 1997, as compared to a net loss of $1.5 million, or $0.24 per share, for the year ended December 31, 1996.

         COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         Net sales for the year ended December 31, 1996 increased to $20.6 million from $14.5 million, an increase of $6.1 million or 42% over the prior year. Sales of IVD imaging systems increased to $6.4 million from $4.2 million, an increase of $2.2 million or 50% over the prior year. The increase was due primarily to the addition of the PowerGene family of genetic analyzers to the Company's product line in August 1996 as a result of the PSI Acquisition.

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

         Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 51% for the year ended December 31, 1996 from 48% for the prior year due primarily to the addition of the Model 900UDx to the product line and amortization of increased fixed costs for IVD imaging systems. These factors were partially offset by the addition of the higher-margin PowerGene family of genetic analyzers to the Company's product line in August 1996. Cost of goods for IVD imaging system supplies and service increased as a percentage of sales of such products to 56% for the year ended December 31, 1996 from 47% for the prior year primarily due to relatively lower gross margins on sales of CHEMSTRIP/IRIStrip urine test strips which accounted for a greater proportion of sales of system supplies, as well as a decline in gross margins on service of IVD imaging systems. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 53% for the year ended December 31, 1996 from 57% for the prior year due to an overall change in product mix toward higher gross margin items. The net result of these changes was a decrease in aggregate gross margin to 46% for the year ended December 31, 1996 from 51% for the prior year.

         Marketing and selling expenses increased to $4.6 million for the year ended December 31, 1996 from $2.9 million, an increase of $1.7 million or 61% over the prior period, and increased as a percentage of net sales to 22% from 20%, due to the addition of the sales force from the PSI Acquisition and increased spending on promotions, telemarketing and customer support.

         General and administrative expenses increased to $3.3 million for the year ended December 31, 1996 from $2.0 million, an increase of $1.3 million or 60% over the prior year, and increased as a percentage of net sales from 14% to 16%.

         Net research and development expenses increased to $2.0 million for the year ended December 31, 1996 from $1.2 million, an increase of $758,000 or 62% over the prior year, and increased as a percentage of net sales to 10% from 8%. Reimbursements under joint development programs increased to $1.8 million from $843,000. Total product technology expenditures increased to $4.3 million from $2.4 million, an increase of $1.9 million or 84% over the prior year, due primarily to work on the Model 900UDx and The White IRIS, as well as the addition of research and development staff from the PSI Acquisition.

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

         Acquisition of in-process research and development for the year ended December 31, 1996 reflects the PSI Acquisition which resulted in a non-recurring charge of $7.3 million. Acquisition of in-process research and development for the year ended December 31, 1995 reflects the acquisition of LDA Systems, Inc. (a Company- sponsored research and development company) which resulted in a non-recurring, non-cash charge of $2.9 million. The FDA cleared The White IRIS, acquired from LDA, in May 1996, but its commercial release has been delayed by other priorities. See "--Liquidity and Capital Resources." See "Business--Research and Development."

         Interest income decreased to $222,000 for the year ended December 31, 1996 from $310,000 for the comparable period, primarily as the result of decreased amounts of invested cash during 1996.

         Interest expense increased to $681,000 for the year ended December 31, 1996 from $43,000 for the comparable period due to the indebtedness incurred to finance the PSI Acquisition.

         The income tax benefit for the year ended December 31, 1996 was $3.5 million as compared to an income tax benefit of $3.6 million for 1995. The Company recognized a deferred tax benefit of $3.6 million in 1995 due to a significant reduction in the Company's deferred tax asset valuation allowance. This reduction in the valuation allowance resulted principally from the Company's assessment of the reliability of its net operating loss carryforwards based on recent operating history. At December 31, 1996, the Company increased the valuation allowance by $437,000 based on an assessment of operating results and other factors. Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax asset will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of taxable income during the carryforward period decrease.

         The above factors contributed to a net loss of $7.4 million, or $1.21 per share, for the year ended December 31, 1996 as compared to net income of $2.1 million, or $0.34 per diluted share, for the year ended December 31, 1995. Excluding the charges for the acquisition of in-process research and development from the PSI Acquisition, adjustment to the deferred tax valuation allowance and the $2.0 million of unusual charges discussed above, the Company would have had a net loss of approximately $1.5 million, or $0.24 per share, for the year ended December 31, 1996. Excluding the charges for the acquisition of in-process research and development from LDA Systems, Inc. and the recognition of the tax benefit due to the reduction in the deferred tax asset valuation allowance, the Company would have had net income of approximately $1.4 million, or $0.22 per share, for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments decreased to $1.5 million at December 31, 1997 from $4.3 million at December 31, 1996. The decrease is primarily attributable to principal payments on bank debt, an installment payment for the repurchase of common stock and pay down of accounts payable. Inventory levels at December 31, 1997 decreased to $3.7 million from $4.8 million at December 31, 1996. This decrease is primarily due to the implementation of an inventory reduction program. Total accounts receivable increased to $5.3 million at December, 1997 from $5.2 million at December 31, 1996 primarily the result of improved collection efforts offset by the effect of increased sales.

         Accounts payable decreased to $2.6 million at December 31, 1997 from $4.6 million at December 31, 1996, primarily due to the application of the net proceeds from the sale of the Series A Preferred Stock in late December 1996 (discussed below) and the use of previously invested cash. Cash provided by operations totaled $2.0 million for the year ended December 31, 1997, as compared to cash provided by operations totaling $181,000 for the year ended December 31, 1996.

         In the year ended December 31, 1997, the Company expended $950,000 for capital equipment and $535,000 for capitalized software development. The Company expended $1.2 million for capital equipment and $577,000 for capitalized software development in the prior year. The Company does not presently have any material commitments for capital expenditures.

         During the year ended December 31, 1997, the Company generated cash of $853,000 from stock sales to employees under the Company's stock option and purchase plans and to warrantholders who exercised in connection with the exchange offer. See "Market for Registrant's Common Stock and Related Stockholder Matters."

         The Company acquired PSI in July 1996 for $16.1 million and financed the purchase price with (i) a $7.0 million subordinated note issued to the seller, (ii) a $7.8 million term loan (the "Term Loan") from City National Bank and (iii) $1.3 million drawn under a new $1.5 million revolving line of credit (the "Credit Facility") from City National Bank. On December 31, 1997, the outstanding principal balance of the Term Loan was $3.4 million. The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.5% on December 31, 1997) plus 2.0%. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty. The outstanding principal balance on the Credit Facility was $350,000 on December 31, 1997. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 2.0%. The Credit Facility, collateralized by a first priority lien on all assets, matures April 15, 1998.

         On March 30, 1998, the Company received a commitment for a new loan facility (the "New Facility") from a financial institution to refinance the Term Loan and Credit Facility. The commitment is subject to completion of definitive loan documentation and other customary closing conditions. Management believes that such conditions will be satisfactorily met. The New Facility will provide for a maximum line of credit of $7.0 million, comprised of a term loan of up to $3.6 million and revolving line of credit of up to $4.0 million based on a percentage of eligible accounts receivable. The Company expects to have approximately $1.7 million available under the revolving line of credit at inception. The term loan will bear interest at the lender's prime rate (8.5% on March 30, 1998) plus 3.0% and is payable in 36 equal monthly installments. The revolving credit line will bear interest at the lender's prime rate plus 1.0%. Interest will be charged on a minimum loan balance of $3.0 million. Borrowings will be collateralized by a first priority lien on all assets of the Company. The New Facility will mature in 2001.

         The new Facility will contain financial covenants based on tangible net worth, interest coverage and various operating ratios. It will also restrict purchases of fixed assets and prohibit the payment of cash dividends. The Company will pay an initial commitment fee of 0.75% of the total facility, an unused line fee of 0.375% per annum on the unused portion of the total facility and certain other administrative fees. The New Facility will be subject to prepayment penalties of 3.0%, 2.0% and 1.0% of the maximum credit line in the first, second and third years, respectively.

         During 1997, the Company issued two 8.0% promissory notes in the aggregate amount of approximately $1.0 million due in equal installments in 1998 and 1999 for amounts due relating to the repurchase of common stock from an affiliate of Boehringer Mannheim Corporation, a former joint venture partner. Also, the Company issued 75,376 shares of Common Stock and a five-year warrant to purchase 10,000 shares of Common Stock at $4.3125 in satisfaction of accounts payable totaling $284,000. In connection with the April 1997 bank loan renewal, the Company issued three-year warrants to purchase 100,000 shares of Common Stock at prices ranging from $3.875 to $4.375 per share.

         Upon consummation of the New Facility, the Company believes that its current cash on hand, together with cash generated by operations and cash available under the New Facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for the next twelve months. The failure to consummate the New Facility would have a material adverse effect on the Company and its liquidity.

         The Company also plans to pursue equity financing to reduce indebtedness and to fund its long-term business strategy. While the FDA cleared The White IRIS leukocyte differential analyzer in May 1996, its commercial release has been delayed by other priorities such as the introduction of the UF-100 urine sediment analyzer now underway. See "Business--Research and Development--Developing the White IRIS" and "-- Products--Other Systems." The Company anticipates that commercial release of The White IRIS may depend upon the availability of sufficient funds and that it may be subject to additional delays if such funds are unavailable.

         In September 1995, the Company and Poly entered into a research and development agreement to develop the Poly Products using the Company's technology. See "Business - Research and Development." The Company is funding the first $15,000 per month (up to a maximum of $500,000 of which $80,000 remains outstanding) of the cost of the project, and Poly is reimbursing the Company for the excess. The Company has an option to acquire all of the common stock of Poly for an aggregate price of $5.1 million, payable in cash or shares of Common Stock. If the Company elects to exercise its option, the portion of the net cost of the acquisition allocated to completed products would be capitalized and its subsequent amortization may impact future earnings to the extent profits from products acquired do not cover these costs. For the portion of the net cost of the acquisition, if any, allocated to in-process research and development, the Company would record a nonrecurring, noncash (if purchased with Common Stock) charge against then current earnings.

         In December 1996, the Company sold 3,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") and a warrant to purchase 84,270 shares of Common Stock to the Thermo Amex Convertible Growth Fund I, L.P. for $3.0 million. The warrant is exercisable at $3.56 per share until December 31, 2001. Each share of Preferred Stock is convertible into a number of shares of Common Stock equal to (i) its $1,000 liquidation value divided by (ii) a variable conversion price. The conversion price equals the lower of (a) $3.56 per share or (b) 85% of the average closing bid price of the Common Stock for the five consecutive trading days preceding the conversion (but in no event less than $1.50). Assuming a conversion price of $3.56 per share, the Preferred Stock is convertible into approximately 843,000 shares of Common Stock. Any unconverted shares of Preferred Stock will automatically be converted into Common Stock on December 31, 1999. The Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the Common Stock or repurchase any shares of the Common Stock without the written consent of the holder of the Preferred Stock.

         The Company has conducted a review of its IVD imaging products and internal computer systems to identify those areas that require Year 2000 compliance. Year 2000 compliance refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. The Company currently believes that by modifying existing software and converting to new software for certain tasks, Year 2000 compliance will not pose significant marketing or operational problems and is not anticipated to be material to its future financial position or results of operations.

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

RECENTLY-ISSUED ACCOUNTING STANDARDS

         Recently issued accounting standards are described in Note 2 in the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         The foregoing discussion, as well as the other sections of this Annual Report on Form 10-K, contain various forward-looking statements, which reflect the Company's current views with respect to future events and financial results and are subject to the safe harbor created by that Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, the Company's views with respect to future financial results, financing sources, capital requirements, market growth, new product introductions and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things, (i) the ability of the Company to consummate the New Facility by April 18, 1998, the maturity date of the Term Loan and Credit Facility with City National Bank, (ii) the ability of the Company to secure additional financing to repay the remaining principal balance of its long-term debt and to fund its long-term business strategy, (iii) unexpected technical and marketing difficulties inherent in the introduction of sophisticated, capital-intensive new medical instruments such as The White IRIS and other planned instrument introductions, (iv) the potential need for changes in the Company's long-term strategy in response to future developments, (v) future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by the Company's products, (vi) rapid technological change in the microelectronics and software industries, (vii) increasing competition from imaging and non-imaging based in-vitro diagnostic products and (viii) difficulties in assimilating acquired companies and product lines such as PSI.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from "Directors and Executive Officers" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1998 Annual Meeting of IRIS Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION.

         Incorporated by reference from "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1998 Annual Meeting of IRIS Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1998 Annual Meeting of IRIS Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1998 Annual Meeting of IRIS Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of this report:

         1.  Index to Financial Statements                                                             Page
                                                                                                       ----
                  Report of Independent Public Accountants.                                              25
                  Consolidated Balance Sheets at December 31, 1997 and 1996.                             26
                  Consolidated Statements of Operations for the Years Ended December 31,
                  1997, 1996, and 1995.                                                                  27
                  Consolidated Statements of Shareholders' Equity for the Years Ended
                  December 31, 1997, 1996, and 1995.                                                     28
                  Consolidated Statements of Cash Flows for the Years Ended December 31,
                  1997, 1996 and 1995.                                                                   31
                  Notes to Consolidated Financial Statements.                                            32

         2.   Financial Statement Schedules Covered by the Foregoing Report of
              Independent Public Accountants.
                  Schedule II-Valuation and Qualifying Accounts                                           *

         * Omitted in copy distributed to stockholders in connection with the 1998 Annual Meeting of Stockholders.

         Other financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

         3.       Exhibits

  No.                Description
  ---                -----------
  3.1(a)             --  Certificate of Incorporation, as amended (1)
  3.1(b)             --  Certificate of Designations of Series A Convertible Preferred Stock (2)
  3.2                --  Restated Bylaws (3)
  4.1                --  Specimen of Common Stock Certificate (4)
  4.1                --  Certificate of Designations of Series A Convertible Preferred Stock (2)
  10.1               --  Lease of the Company's headquarters facility, as amended (5)
  10.2(a)            --  1982 Stock Option Plans and form of Stock Option Agreement (6)
  10.2(b)            --  1983 and 1986 Stock Option Plans, and forms of Stock Option Agreements for each Plan (7)
  10.2(c)            --  Amended and Restated 1986 Stock Option Plan (8)
  10.2(d)            --  1994 Stock Option Plan and forms of Stock Option Agreements (9)

  10.2(e)            --  Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan (10)
  10.2(f)            --  Key Employee Stock Purchase Plan (11)
  10.2(g)            --  1997 Stock Option Plan and form of Stock Option Agreement (18)
  10.3(a)            --  Various Agreements with TOA Medical Electronics Company, Ltd. (12)
  10.3(b)            --  Patent License Agreement dated April 1, 1997 between the Company and TOA Medical
                         Electronics Company, Ltd.*
  10.3(c)            --  Termination, Release and Reassignment of Security Interest dated October 30, 1997 executed by TOA Medical Electronics Company, Ltd. in favor of the Company *
  10.4(a)            --  Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation (13)
  10.4(b)            --  Research and Development and Distribution Agreement dated February 6, 1995 by and among the Company, LDA Systems, Inc. and Corange International Limited (13)
  10.4(c)            --  Amendment to Distribution Agreements (14)
  10.5               --  Warrant Certificate dated March 20, 1995 issued to Biovation, Inc. (13)
  10.6(a)            --  Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A Systems, Inc. (15)
  10.6(b)            --  Research and Development Agreement dated as of September 29, 1995 between the
                         Company and Poly U/A Systems, Inc. (15)
  10.6(c)            --  $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in favor of the Company (15)
  10.6(d)            --  Certificate of Incorporation of Poly U/A Systems, Inc. (See Article FOUR regarding the IRIS
                         Option) (15)
  10.6(e)            --  Form of Series D Warrant *
  10.6(f)            --  Form of Series E Warrant *
  10.6(g)            --  Form of Series F Warrant *
  10.7(a)            --  Agreement and Plan of Merger dated January 31, 1996 between the Company and StatSpin,
                         Inc. (16)
  10.7(b)            --  Registration Rights Agreement dated January 31, 1996 between the Company and StatSpin
                         Stockholders (16)
  10.7(c)            --  Employment Agreement dated January 30, 1996 with Thomas F. Kelley (16)
  10.7(d)            --  Letter Agreement dated October 4, 1997 amending Employment
                         Agreement of Thomas F. Kelley *
  10.8(a)            --  Asset Purchase Agreement dated as of July 15, 1996 by and among the Company, Digital
                         Imaging Technologies, Inc., Perceptive Scientific Instruments, Inc. and Perceptive Scientific
                         Technologies, Inc. (17)
  10.8(b)            --  Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and
                         Digital Imaging Technologies, Inc. (10)
  10.8(c)            --  Warrant Certificate dated July 31, 1996 issued to Digital Imaging Technologies, Inc. (10)
  10.8(d)            --  Stockholder Guaranty Agreement dated July 31, 1996 between Edward Randall, III and PSII
                         Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                         Scientific Instruments, Inc.) (10)
  10.8(e)            --  Non-Competition Agreement dated as of July 15, 1996 between Edward Randall, III and PSII
                         Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                         Scientific Instruments, Inc.) (10)
  10.8(f)            --  Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging
                         Systems, Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive Scientific Instruments, Inc.) (10)
  10.9               --  $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of Digital
                         Imaging Technologies, Inc. (10)
  10.10(a)           --  $1,500,000 Promissory Note dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(b)           --  Change in Terms Agreement dated as of January 3, 1997 (Revolving Credit Facility) (19)
  10.10(c)           --  Supplemental Terms Letter dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(d)           --  Supplemental Terms Letter dated as of January 3, 1997 (Revolving Credit Facility) (19)
  10.10(e)           --  $4,900,000 Amended and Restated Promissory Note dated as of January 3, 1997 (Term
                         Loan) (19)
  10.10(f)           --  Supplemental Terms Letter dated as of January 3, 1997 (Term Loan) (19)
  10.10(g)           --  Waiver of Default dated as of January 3, 1997 (19)
  10.10(h)           --  Warrant to Purchase Common Stock dated March 15, 1997 issued to City National Bank (19)
  10.10(i)           --  Commercial Security Agreement dated July 29, 1996 (10)
  10.10(j)           --  Commercial Pledge Agreement dated July 29, 1996 (10)
  10.10(k)           --  Various Additional Security Agreements dated as of January 3, 1997 (19)
  10.10(l)           --  Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank *
  10.10(m)           --  Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank *

  10.11(a)           --  Securities Purchase Agreement dated December 31, 1996 by and between the Company and
                         Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.11(b)           --  Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex
                         Convertible Growth Fund I, L.P. (2)
  10.11(c)           --  Registration Rights Agreement dated December 31, 1996 by and between the Company and
                         Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.12                  Commitment Letter of Foothill Capital Corporation dated March 30, 1998*
  24                 --  Consent of Coopers & Lybrand L.L.P. *
  27.1               --  Financial Data Schedule (1997) *
  27.2               --  Financial Data Schedule (Quarter 1997)
  27.3               --  Financial Data Schedule (1995 and 1996)*
  99                 --  Additional Information Regarding Forward Looking Statements *

-------------------

* Omitted in copy distributed to stockholders in connection with the 1998 Annual Meeting of Stockholders.

         Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)      Current Report on Form 8-K dated January 15, 1997.
(3)      Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).
(5) Annual Report on Form 10-K for the year ended December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
(6) Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985 (File No. 2-99240).
(7) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).
(8)      Annual Report on Form 10-K for the year ended December 31, 1992.
(9) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(10) Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. (11) Registration Statement on Form S-8 filed January 3, 1997.
(12) Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.
(13)     Annual Report on Form 10-K for the year ended December 31, 1994.
(14)     Report on Form 10-Q for the quarter ended September 30, 1996.
(15)     Report on Form 10-Q for the quarter ended September 31, 1995.
(16)     Report on Form 10-K for the year ended December 31, 1995.
(17)     Current on Form 8-K filed July 17, 1996.
(18) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
(19)     Annual Report on Form 10-K for the year ended December 31, 1996.

(b)      Reports on Form 8-K
         None
(c)      See (a)(3) above.
(d)      See (a)(1) and (2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 30, 1998.


                                  INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                  By:/s/ Fred H. Deindoerfer
                                     ------------------------------------------
                                     Fred H. Deindoerfer, Chairman of the Board
                                     of Directors, President,
                                     and Chief Executive Officer


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


Signature                                                  Title                                      Date
---------                                                  -----                                      ----
/s/ Fred H. Deindoerfer
--------------------------------            Chairman of the Board of Directors,                  March 30, 1998
Fred H. Deindoerfer                         President, and Chief Executive Officer


/s/ Martin S. McDermut
------------------------------              Vice President Finance and                           March 30, 1998
Martin S. McDermut                          Administration, Secretary,
                                            and Chief Financial Officer,


/s/ Donald E. Horacek
------------------------------
Donald E. Horacek                           Assistant Secretary, Controller, and                 March 30, 1998
                                            Principal Accounting Officer


/s/ John A. O'Malley                        Director                                             March 30, 1998
---------------------------------
John A. O'Malley



/s/ Steven M. Besbeck                       Director                                             March 30, 1998
-----------------------------------
Steven M. Besbeck



/s/ Thomas F. Kelley                        Director                                             March 30, 1998
-------------------------------------
Thomas F. Kelley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Remote Imaging Systems, Inc.

         We have audited the consolidated financial statements and the financial statement schedule of International Remote Imaging Systems, Inc. and its subsidiaries, as listed in the index on page 21 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Remote Imaging Systems, Inc. and its subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.
Los Angeles, California
March 20, 1998, except for Note 8 as to which the date is March 30, 1998.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                    At December 31,
                                                                                -----------------------------------
                                                                                         1996                  1997
                                                                                -----------------------------------
Current assets:
   Cash and cash equivalents                                                       $3,602,535            $1,470,861
   Short-term investments                                                             667,589                25,000
   Accounts receivable, net of allowance for doubtful
     accounts of $274,766 in 1996 and $267,579 in 1997                              5,207,933             5,319,539
   Inventories                                                                      4,838,206             3,739,483
   Prepaid expenses and other current assets                                          163,465               259,822
   Deferred tax asset                                                                 936,500               993,950
                                                                                 ------------           -----------
     Total current assets                                                          15,416,228            11,808,655

   Property and equipment, at cost, net of accumulated depreciation                 1,947,713             1,847,746
   Purchased intangibles                                                           10,324,760             8,597,601
   Software development costs, net of accumulated amortization of
    $847,880 in 1996 and $1,223,601 in 1997                                           920,972             1,080,106
   Deferred tax asset                                                               7,276,250             7,621,800
   Other assets                                                                     1,974,322             1,778,669
                                                                                  -----------           -----------
     Total assets                                                                 $37,860,245           $32,734,577
                                                                                  ===========           ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                            $1,334,755            $  850,000
  Current portion of long-term debt                                                 2,600,000             3,400,000
  Accounts payable                                                                  4,587,407             2,613,297
  Accrued expenses                                                                  3,901,071             2,383,946
  Deferred income - service contracts and other                                     1,079,114               911,459
                                                                                  -----------           -----------
     Total current liabilities                                                     13,502,347            10,158,702

Subordinated note payable                                                           7,000,000             7,000,000
Deferred income - service contracts                                                   193,219               241,507
Notes payable, long-term portion                                                    3,400,000               542,027
                                                                                  -----------           -----------
         Total liabilities                                                         24,095,566            17,942,236

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value
    Authorized:  3,000,000 shares
    Convertible Series A,
    Shares issued and outstanding :  1996 and 1997 - 3,000
    ($3,000,000 liquidation preference)                                                    30                    30
  Common stock, $.01 par value
    Authorized:  15,600,000 shares
    Shares issued and outstanding:
    1996 - 5,911,890, 1997 - 6,259,728                                                 59,118                62,597
  Additional paid-in capital                                                       36,311,535            37,788,536
  Treasury stock, at cost (26,240 shares in 1996 and in 1997)                        (103,500)             (103,500)
  Unearned compensation                                                              (385,879)             (333,495)
  Foreign currency translation adjustment                                              37,791                35,877
  Accumulated deficit                                                             (22,154,416)          (22,657,704)
                                                                                  -----------           -----------
          Total shareholders' equity                                               13,764,679            14,792,341
                                                                                  -----------           -----------
          Total liabilities and shareholders' equity                              $37,860,245           $32,734,577
                                                                                  ===========           ===========

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the Year Ended December 31,
                                                             ------------------------------------------------------
                                                                     1995                 1996                 1997
                                                             ------------------------------------------------------
Sales of IVD imaging systems ........................        $  4,240,627         $  6,370,346         $ 11,823,443
Sales of IVD imaging system supplies
  and service .......................................           6,737,444            9,117,493           10,621,211
Sales of small instruments and supplies .............           3,414,087            5,066,292            4,447,418
Royalty and license revenues ........................              96,023               42,923              603,076
                                                             ------------         ------------         ------------

Net revenues ........................................          14,488,181           20,597,054           27,495,148
                                                             ------------         ------------         ------------

Cost of goods- IVD imaging systems ..................           2,014,873            3,278,140            6,077,391
Cost of goods - IVD imaging system
  supplies and service ..............................           3,174,290            5,114,538            5,328,092
Cost of goods - small instruments
  and supplies ......................................           1,937,653            2,693,900            2,345,909
                                                             ------------         ------------         ------------
Cost of goods sold ..................................           7,126,816           11,086,578           13,751,392
                                                             ------------         ------------         ------------

Gross margin ........................................           7,361,365            9,510,476           13,743,756

Marketing and selling ...............................           2,874,442            4,627,089            5,224,513
General and administrative ..........................           2,041,281            3,258,700            3,463,231
Research and development, net .......................           1,220,028            1,978,326            2,125,095
Amortization of intangibles .........................             127,142              793,916            1,308,596
Unusual charges .....................................                  --            2,036,592            1,338,338
Acquisition of in-process research
  and development ...................................           2,900,430            7,250,000                   --
                                                             ------------         ------------         ------------

Total operating expenses ............................           9,163,323           19,944,623           13,459,773

Operating income (loss) .............................          (1,801,958)         (10,434,147)             283,983

Other income (expense):
   Interest income ..................................             309,929              221,935               56,557
   Interest expense .................................             (42,699)            (681,114)          (1,208,138)
   Other income .....................................              14,507                7,211               71,310
                                                             ------------         ------------         ------------

Loss before
  Benefit for income taxes ..........................          (1,520,221)         (10,886,115)            (796,288)
  Benefit  for income taxes .........................          (3,646,633)          (3,457,927)            (293,000)
                                                             ------------         ------------         ------------

Net income (loss) ...................................           2,126,412           (7,428,188)            (503,288)

Less imputed preferred stock dividend ...............                  --                   --             (450,000)
                                                                                  ------------         ------------

Net income (loss) attributable to common stockholders        $  2,126,412         $ (7,428,188)        $   (953,288)
                                                             ============         ============         ============

Net income (loss) per share - basic .................        $        .35         $      (1.21)        $       (.16)
                                                             ============         ============         ============

Net income (loss) per share - diluted ...............        $        .34         $      (1.21)        $       (.16)
                                                             ============         ============         ============

Weighted average number of
common shares outstanding - basic ...................           5,994,739            6,141,657            6,019,041
                                                             ============         ============         ============

Weighted average number of
  common shares outstanding - diluted ...............           6,246,726            6,141,657            6,019,041
                                                             ============         ============         ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                           Additional
                                          Common Stock        Paid-In    Treasury     Unearned      Accumulated
                                     Shares     Amount        Capital       Stock   Compensation         Deficit           Total
                                  ---------   --------   ------------   ---------   ------------    ------------    ------------
Balance, December 31, 1994 ....   5,330,327   $ 53,304   $ 27,418,271   $(453,386)   $(93,130)      $(16,765,121)   $ 10,159,938


Common stock issued
on exercise of stock options ..      21,900        219         44,231          --          --                 --          44,450

Common stock issued under
Employee Stock Purchase
Plan:
for Cash ......................       9,997        100         67,141          --          --                 --          67,241
for Services ..................      16,976        170        112,219          --     (89,915)                --          22,474

Common stock issued for
cash on exercise of warrants ..     414,749      4,147      1,551,161          --          --                 --       1,555,308

Issuance of warrants ..........          --         --      1,774,733          --          --                 --       1,774,733

Common stock issued in
exchange for LDA Systems,
Inc. callable common stock ....     498,459      4,984      2,972,360          --          --                 --       2,977,344

Amortization of unearned
compensation ..................          --         --             --          --      87,161                 --          87,161

Income tax benefit related to
exercise of nonqualified stock
options .......................          --         --        214,000          --          --                 --         214,000

Adjustment to reflect change in
StatSpin, Inc. fiscal year ....          --         --             --          --          --            (87,519)        (87,519)

Net income ....................          --         --             --          --          --          2,126,412       2,126,412
                                  ---------   --------   ------------   ---------    --------       ------------    ------------

Balance,
  December 31, 1995 ...........   6,292,408   $ 62,924   $ 34,154,116   $(453,386)   $(95,884)      $(14,726,228)   $ 18,941,542

------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Convertible Series A
                                           Preferred Stock            Common Stock      Additional        Treasury
                                           ---------------   ---------------------         Paid-In        Treasury         Unearned
                                         Shares     Amount     Shares       Amount         Capital           Stock     Compensation
                                         ------     ------   --------     --------    ------------    ------------    -------------
Balance forward ......................      --          --   6,292,408    $ 62,924    $ 34,154,116    $   (453,386)   $    (95,884)

Issuance of convertible preferred
stock for cash .......................   3,000       $  30          --          --       2,928,291              --              --

Common stock issued
on exercise of stock options .........      --          --     137,924       1,379         333,315              --              --

Common stock issued or issued from
treasury under Employee Stock
Purchase Plan:
for Cash .............................      --          --      13,297         133          81,369          37,703              --
for Services .........................      --          --      22,136         221         150,159          37,703        (153,190)

Stock option compensation ............      --          --          --          --         437,770              --        (270,925)

Issuance of warrants in connection
with acquisition of Perceptive
Scientific Instruments, Inc. .........      --          --          --          --         927,000              --              --

Repurchase of shares of common
stock and warrants ...................      --          --          --          --        (273,216)     (2,132,141)             --

Retire treasury stock ................      --          --    (553,875)     (5,539)     (2,504,582)      2,510,121              --

Amortization of unearned .............      --          --          --          --              --              --         134,120
compensation

Income tax benefit related to exercise
of nonqualified stock options ........      --          --          --          --          77,313              --              --

Foreign currency translation .........      --          --          --          --              --              --              --
adjustment

Stock tendered as payment for options
exercised ............................      --          --          --          --              --        (103,500)             --

Net loss .............................      --          --          --          --              --              --              --
                                         -----       -----   ---------    --------    ------------    ------------    ------------

Balance,
  December 31, 1996 ..................   3,000       $  30   5,911,890    $ 59,118    $ 36,311,535    $   (103,500)   $   (385,879)



                                          Foreign Currency
                                               Translation      Accumulated
                                                Adjustment          Deficit          Total
                                          ----------------    -------------   ------------
Balance forward ......................             --         $(14,726,228)   $ 18,941,542

Issuance of convertible preferred
stock for cash .......................             --                   --       2,928,321

Common stock issued
on exercise of stock options .........             --                   --         334,694

Common stock issued or issued from
treasury under Employee Stock
Purchase Plan:
for Cash .............................             --                   --         119,205
for Services .........................             --                   --          34,893

Stock option compensation ............             --                   --         166,845

Issuance of warrants in connection
with acquisition of Perceptive
Scientific Instruments, Inc. .........             --                   --         927,000

Repurchase of shares of common
stock and warrants ...................             --                   --      (2,405,357)

Retire treasury stock ................             --                   --              --

Amortization of unearned .............             --                   --         134,120
compensation

Income tax benefit related to exercise
of nonqualified stock options ........             --                   --          77,313

Foreign currency translation .........         37,791                   --          37,791
adjustment

Stock tendered as payment for options
exercised ............................             --                   --        (103,500)

Net loss .............................             --          (7,428,188)     (7,428,188)
                                         ------------         ------------    ------------

Balance,
  December 31, 1996 ..................   $     37,791         $(22,154,416)   $ 13,764,679

---------------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Convertible Series A
                                           Preferred Stock    Common Stock        Additional
                                           ---------------    ------------           Paid-In     Treasury       Unearned
                                         Shares    Amount      Shares    Amount      Capital        Stock   Compensation
                                         ------    ------   ---------   -------   ----------    ---------   ------------
Balance forward ......................   3,000        $30   5,911,890   $59,118   $36,311,535   $(103,500)     $(385,879)

Common stock issued
on exercise of stock options .........      --         --      13,901       139        33,466          --             --

Common stock issued under
Employee Stock Purchase Plan:
for Cash .............................      --         --      34,964       350       140,458          --             --
for Services .........................      --         --      34,964       350       140,458          --       (140,808)

Issuance of stock options for services      --         --          --        --        73,680          --        (73,680)

Common stock and warrants to
purchase common stock issued for
cash on exercise of warrants .........      --         --     188,633     1,886       676,492          --             --

Issuance of common stock and
warrants in satisfaction of accounts .      --         --      75,376       754       282,947          --             --
payable

Issuance of warrants to purchase
common stock in connection with bank
debt renewal .........................      --         --          --        --       129,500          --             --

Amortization of unearned
compensation .........................      --         --          --        --            --          --        266,872

Foreign currency translation .........      --         --          --        --            --          --             --
adjustment

Net loss .............................      --         --          --        --            --          --             --
                                         -----        ---   ---------   -------   -----------   ---------      ---------

Balance,
  December 31, 1997 ..................   3,000        $30   6,259,728   $62,597   $37,788,536   $(103,500)     $(333,495)
                                         =====        ===   =========   =======   ===========   =========      =========

                                            Foreign
                                           Currency
                                        Translation   Accumulated
                                         Adjustment       Deficit           Total
                                         ----------  ------------    ------------
Balance forward ......................     $ 37,791  $(22,154,416)   $ 13,764,679

Common stock issued
on exercise of stock options .........           --            --          33,605

Common stock issued under
Employee Stock Purchase Plan:
for Cash .............................           --            --         140,808
for Services .........................           --            --              --

Issuance of stock option for services            --            --              --

Common stock and warrants to
purchase common stock issued for
cash on exercise of warrants .........           --            --         678,378

Issuance of common stock and
warrants in satisfaction of accounts .           --            --         283,701
payable

Issuance of warrants to purchase
common stock in connection with bank
debt renewal .........................           --            --         129,500

Amortization of unearned
compensation .........................           --            --         266,872

Foreign currency translation .........       (1,914)           --          (1,914)
adjustment

Net loss .............................           --      (503,288)       (503,288)
                                           --------  ------------    ------------

Balance,
  December 31, 1997 ..................     $ 35,877  $(22,657,704)   $ 14,792,341
                                           ========  ============    ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For the Year Ended December 31,
                                                                                  ----------------------------------------------
                                                                                          1995             1996             1997
                                                                                  ----------------------------------------------
Cash flows from operating activities:
     Net income (loss) .......................................................    $  2,126,412     $ (7,428,188)    $   (503,288)
   Adjustments to reconcile net income (loss) to net
   cash provided by operations:
     Deferred tax benefit ....................................................      (3,705,589)      (3,456,920)        (403,000)
     Acquisition of in-process research and development ......................       2,882,858        7,250,000               --
     Depreciation and amortization ...........................................         635,048        1,769,896        3,413,125
     Common stock and stock option compensation ..............................         109,635          335,858          266,872
     (Gain) loss on disposal of property and equipment .......................              --          (51,401)          62,844
     Allowance for doubtful accounts .........................................              --          198,037           (7,187)
   Changes in assets and liabilities:
     Accounts receivable - trade and other ...................................        (356,739)         (77,240)        (153,983)
     Service contracts, net ..................................................         (95,586)        (475,034)         201,505
     Inventories .............................................................        (875,295)      (1,433,834)       1,096,724
     Prepaid expenses and other current assets ...............................         (80,230)         176,061          (66,386)
     Other assets ............................................................          47,239         (132,992)         (59,339)
     Accounts payable ........................................................         (87,673)       2,851,805       (1,686,728)
     Accrued expenses ........................................................         199,735          375,793           84,071
     Deferred income - other .................................................              --          279,591         (279,591)
                                                                                  ------------     ------------     ------------
   Net cash provided by operating activities .................................         799,815          181,432        1,965,639
                                                                                  ------------     ------------     ------------

Cash flows from investing activities:
     Acquisition of property and equipment ...................................        (820,838)      (1,171,621)        (949,841)
     Sales of property and equipment .........................................              --           85,000               --
     Acquisition of business and product line, net of cash acquired ..........        (886,800)     (10,311,041)              --
     Software development costs ..............................................        (299,016)        (577,421)        (534,855)
     Maturities of securities ................................................       2,915,000        4,169,138          642,589
     Purchases of securities .................................................      (4,295,664)              --               --
     Acquisition of other assets .............................................              --               --          (30,000)
                                                                                                   ------------     ------------
   Net cash used by investing activities .....................................      (3,387,318)      (7,805,945)        (872,107)
                                                                                  ------------     ------------     ------------

Cash flows from financing activities:
     Issuance of common and preferred stock for cash .........................       1,666,999        3,278,720          907,791
     Installment payment on repurchase of common stock .......................              --         (553,148)        (545,057)
     Borrowings under credit facility ........................................              --        1,334,755        3,895,000
     Repayments of credit facility ...........................................              --               --       (4,879,755)
     Repayments of notes payable .............................................        (256,351)      (2,110,633)      (2,600,000)
     Proceeds from notes payable .............................................              --        7,800,000               --
       Deferred offering costs ...............................................              --          (35,049)              --
                                                                                  ------------     ------------     ------------
   Net cash provided (used)  by financing activities .........................       1,410,648        9,714,645       (3,222,021)
                                                                                  ------------     ------------     ------------

     Effect of foreign currency rate fluctuation on cash and cash equivalents               --            1,008           (3,185)
                                                                                  ------------     ------------     ------------

     Net increase (decrease) in cash and cash equivalents ....................      (1,176,855)       2,091,140       (2,131,674)
     Cash and cash equivalents at beginning of year ..........................       2,573,384        1,511,395        3,602,535
     Adjustment to cash to reflect change in StatSpin Technologies fiscal year         114,866               --               --
                                                                                  ------------     ------------     ------------
     Cash and cash equivalents at end of year ................................    $  1,511,395     $  3,602,535     $  1,470,861
                                                                                  ============     ============     ============

   Supplemental schedule of non-cash financing activities:
     Non cash issuance of common stock and common stock warrants .............    $    109,635     $    153,190     $    562,689
     Stock option compensation ...............................................              --          437,770               --
     Issuance of common stock under a stock for
        stock exercise .......................................................              --          103,500               --
     Issuance of warrants in connection
        with development agreements and for other assets .....................       1,774,733               --           65,000
     Issuance of warrants and subordinated note for asset purchase ...........              --        7,927,000               --
     Accrual for common stock and warrant repurchase .........................              --        1,587,084               --
     Issuance of common stock to acquire shares of LDA .......................       2,977,344               --               --
     Tax benefit related to exercise of nonqualified stock options ...........         214,000           77,313               --
     Unpaid common stock issuance costs ......................................              --               --           55,000
     Issuance of notes payable for accrual liabilities .......................              --               --        1,042,027
Supplemental disclosure of cash flow information:
     Cash paid for income taxes ..............................................          21,456           64,100               --
     Cash paid for interest ..................................................          42,698          526,182        1,104,605

---------------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Formation and Business of the Company.

      International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company") operate primarily in one segment. The Company designs, develops, manufactures and markets in vitro diagnostic ("IVD") imaging equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, and special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories. AIM combines the Company's capabilities in automated specimen presentation, including its patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and visually present images of microscopic particles in easy-to-use displays. The Company's IVD imaging systems are designed to provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. The Company also provides on-going service and supplies to support equipment sold. The Company's products are sold directly and through distributors primarily to clinical, hospital, veterinary and physician offices and research laboratories in North America.

      On February 1, 1996, a newly formed subsidiary of IRIS completed its merger with StatSpin, Inc. ("StatSpin"), which became a wholly owned subsidiary of IRIS. StatSpin manufactures special purpose centrifuges and other small instruments. IRIS issued approximately 340,000 shares of common stock for all of the outstanding common stock and appreciation rights of StatSpin and assumed options and warrants to purchase an additional 126,000 shares of IRIS common stock. This represented an exchange ratio of 4.095 shares of IRIS common stock for each common share and stock appreciation right of StatSpin. This transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been retroactively restated for all periods presented prior to the acquisition to include the financial position, results of operations and cash flows of StatSpin.

      On July 31, 1996, the Company, through a wholly owned subsidiary, PSI Acquisition Corp., acquired the IVD imaging business of Perceptive Scientific Instruments, Inc. ("Old PSI") for $9.5 million in cash (including $400,000 in acquisition costs), issuance of a $7.0 million 8.5% subordinated note ("Subordinated Note") and a five year warrant to purchase 875,000 shares of the Company's common stock at $8.00 per share (valued for accounting purposes at $927,000). The cash portion of the purchase price was paid primarily with funds obtained from a bank under a $7.8 million term loan ("Term Loan") and a new $1.5 million revolving line of credit ("Credit Facility"). The Company subsequently changed the name of PSI Acquisition Corp. to Perceptive Scientific Instruments, Inc. ("PSI").

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

2.    Summary of Significant Accounting Policies.

Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivables, inventories, purchased intangibles, estimated provisions for warranty costs and deferred tax assets. Actual results could differ from those estimates.

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

Cash Equivalents and Short-Term Investments:

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

Software Development Costs:

      IRIS capitalizes certain software development costs for new products and product enhancements once technological feasibility has been established. IRIS amortizes capitalized software costs using the greater of the straight line method over the estimated product life of generally one to three years, or a percentage of total units sold over the projected unit sales. Amortization expense of software development costs was approximately $41,600, $180,500 and $375,721 for 1995, and 1996 and 1997, respectively.

Deferred Warrant Costs:

      Deferred warrant costs are included in other assets and result from the issuance of warrants in conjunction with various development, distribution and technology license agreements. These costs are generally being amortized over the estimated term of the related agreements.

Long-Lived Assets:

      On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses to be recognized is to be based on the difference between the fair values and the carrying amounts of the assets. During 1996, the Company adopted this policy and determined that no impairment loss was required for applicable assets; however, as a result of certain events discussed in Note 6, a $704,579 charge was recorded for write-down of long-lived assets in the fourth quarter of 1997.

Stock Based Compensation:

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk- free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994.

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

Marketing Costs:

      All costs related to marketing and advertising the Company's products are expensed at the time the advertising takes place.

Fair Value of Financial Instruments:

      The amount recorded for financial instruments in the Company's consolidated financial statements approximates fair value as defined in SFAS. No. 107.

Earnings Per Share:

      In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statements of all entities with complex capital structures. Also, as required by SFAS No. 128, this standard has been retroactively applied for all periods presented.

Reclassifications:

      Certain reclassifications have been made to the 1995 and 1996 financial statements to conform with the 1997 presentation.

Recently Issued Accounting Standards:

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It is effective for fiscal years beginning after December 15, 1997. The Company intends to disclose the information required by FAS 130 beginning with its 1998 fiscal year.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. It is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt this new standard in fiscal year 1998, and does not believe that this statement will have a significant impact on its financial statements.

Certain Risks and Uncertainties:

      Dependence on Instrument Sales: The Company derives most of its revenues from the sale of two, high-priced instruments - The Yellow IRIS urinalysis workstation and the PowerGene genetic analyzer. These instruments have list prices ranging from $20,000 to $195,000 depending on the model and configuration, and relatively modest declines in unit sales or gross margins for either product line could have a material adverse effect on the Company's revenues and profits.

      Reliance on Single Source Suppliers: Certain key components of the Company's instruments are manufactured according to the Company's specifications or are available only from single suppliers. Some of these suppliers have notified the Company that they have discontinued, or will soon discontinue, production of key components. Although, in the past, the Company has successfully transitioned to new components to replace discontinued components, there can be no assurance that the Company can successfully transition to satisfactory replacement components or that the Company will have access to adequate supplies of discontinued components on satisfactory terms during the transition period. The Company's inability to transition successfully to replacement components or to secure adequate supplies of discontinued components on satisfactory terms could have a material adverse effect on the Company.

         Year 2000: The Company has conducted a review of its IVD imaging products and internal computer systems to identify those areas that require Year 2000 compliance. Year 2000 compliance refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. The Company currently believes that by modifying existing software and converting to new software for certain tasks, Year 2000 compliance will not pose significant marketing or operational problems and is not anticipated to be material to its future financial position or results of operations.


3.    Inventories.

      Inventories consist of the following:

                                                                                            At December 31,
                                                                              -----------------------------
                                                                                    1996               1997
                                                                              ----------        ----------
                  Finished goods.......................................         $631,116           766,525
                  Work-in-process......................................          646,031           788,374
                  Raw materials, parts and sub-assemblies .............        3,561,059         2,184,584
                                                                              ----------        ----------
                                                                              $4,838,206        $3,739,483
                                                                              ==========        ==========

4.    Property and Equipment.

      Property and equipment consist of the following:

                                                                                            At December 31,
                                                                              -----------------------------
                                                                                    1996               1997
                                                                              ----------        ----------
                  Leasehold improvements...............................         $402,537          $406,308
                  Furniture and fixtures...............................          251,617           274,828
                  Machinery and equipment..............................        3,366,361         3,691,466
                  Tooling, dies and molds..............................          729,472           767,355
                  Rental units.........................................          577,610           930,407
                                                                             ------------       -----------
                                                                               5,327,597         6,070,364
                  Less accumulated depreciation........................       (3,379,884)       (4,222,618)
                                                                             ------------       -----------
                                                                              $1,947,713        $1,847,746
                                                                              ==========        ==========

      Property and equipment includes $2,015,694 and $2,710,335, respectively, at December 31, 1996 and 1997, of fully depreciated assets which remain in service. Depreciation expense was $449,653, $830,914 and $983,003, for 1995, 1996, and 1997, respectively.

5.    Equipment Leasing and Third Party Transactions

      The Company leases equipment to customers under sales-type leases as defined in Statement of Financial Accounting Standards No. 13. All sales-type leases originated by the Company have been sold on a non-recourse basis to a financial institution ("Third Party"). The Third Party assumes the administrative responsibility for the collection of the lease receivable and the credit risk. Also, in connection with these leases the Company agrees to provide on-going supplies and maintenance service with respect to the equipment. For these obligations the Company receives its normal supply and maintenance revenues. The agreements with the Third Party provide the Company with residual rights in revenues, if any, derived from the equipment after the Third Party has received a designated return. Equipment sales revenues arising from these transactions with the Third Party were none, $125,000 and $525,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

      Any lease that does not meet the criteria for a sales type or financing lease is accounted for as an operating lease. Under these leases the Company also provides supplies and services. Generally operating leases are for periods less than one year and contain provisions for early termination with a penalty and renewal. The cost of leased systems is depreciated to a zero value on a straight-line basis over five years. Accumulated depreciation on leased systems was $98,523 and $232,302 at December 31, 1996 and 1997, respectively. Minimum rentals receivables, net of estimated costs for supplies and service, under existing operating leases as of December 31, 1997 are as follows: 1998-$602,000, 1999-$124,000, 2000-$41,000 and none thereafter.

6.    Purchased Intangibles

Purchased intangibles, at cost, consist of the following:


                                                                                            At December 31,
                                                                              -----------------------------
                                                                                    1996               1997
                                                                              --------------    ----------
                  Goodwill.............................................           $1,377,973      $383,108
                  International distribution channel                               5,571,728     5,571,728
                  Acquired technology and know-how.....................            3,960,904     3,960,904
                                                                              -------------     ----------
                                                                                  10,910,605     9,915,740
                  Less accumulated amortization........................             (585,845)   (1,318,139)
                                                                              --------------    ----------
                  Total................................................          $10,324,760    $8,597,601
                                                                              ==============    ==========

      In the fourth quarter of 1997, the Company was notified that a certain distributor would no longer carry the digital refractometer product line. Based on this development, the Company determined that estimated cash flows (undiscounted and without interest charges) from this product line would not be sufficient to recover the associated goodwill, and that it had become impaired. The Company measured impairment based on a discounted cash flow approach. As a result, the Company recorded a $704,579 charge to earnings in the fourth quarter of 1997 as an impairment loss.

7.    Accrued Expenses.

      Accrued expenses consist of the following:

                                                                                            At December 31,
                                                                              -----------------------------
                                                                                    1996               1997
                                                                              ----------        ----------
                  Accrued bonuses...........................                    $186,985          $194,444
                  Accrued commissions.......................                     237,422           260,296
                  Accrued payroll...........................                     203,574            21,121
                  Accrued vacation..........................                     207,947           301,337
                  Accrued taxes and other...................                      28,755           101,528
                  Accrued professional fees.................                     254,577           156,321
                  Accrued warranty expense..................                     278,563           466,569
                  Accrued interest..........................                     154,932           133,242
                  Accrued amount due BMC....................                   1,587,084                --
                  Accrued - other...........................                     761,232           749,088
                                                                              ----------        ----------
                                                                              $3,901,071        $2,383,946
                                                                              ==========        ==========

8.    Short Term Borrowings and Notes Payable.

   The Company financed the purchase price for the PSI acquisition with the Subordinated Note ($7.0 million), the Term Loan ($7.8 million) and the Credit Facility ($1.3 million). The Term Loan and Credit Facility impose certain operating and financial covenants on the Company. Due to an inability to comply with these financial covenants, the Company was in default on both loans at September 30 and December 31, 1996. In April of 1997, the bank waived the default, amended the financial covenants and extended the maturity of both loans. In exchange, the Company agreed to increase the interest rates on both loans and to issue the bank a three year warrant to purchase 50,000 shares of Common Stock at $3.875 per share and additional warrants if the Term Loan was still outstanding on June 1 and July 1, 1997. On June 1 and July 1, 1997, the Company issued three year warrants to purchase 25,000 shares each of common stock at $4.375 and $4.0625 per share, respectively. The warrants were valued at an aggregate of $129,500 for accounting purposes.

   On December 31, 1997 the outstanding principal balance of the Term Loan was $3.4 million. The Term Loan is collateralized by a first priority lien on all the assets of the Company and bears interest monthly at the bank's prime rate (8.5% on December 31, 1997) plus 2.0%. The Company is required to pay $100,000 of principal each month, and the balance is due April 15, 1998. The Company may prepay the Term Loan at any time without premium or penalty.

The outstanding principal balance on the Credit Facility was $350,000 on December 31, 1997. Under the terms of the Credit Facility, the Company can borrow and reborrow up to a maximum principal amount of $1.5 million at a variable interest rate equal to the bank's prime rate plus 2.0%. The Credit Facility matures April 15, 1998 and is collateralized by a first priority lien on all of the assets of the Company.

    On March 30, 1998, the Company received a commitment for a new loan facility (the "New Facility") from a financial institution to refinance the Term Loan and Credit Facility. The commitment is subject to definitive loan documentation and customary closing conditions. Management believes that such conditions will be satisfactorily met. The New Facility will provide for a maximum line of credit of $7.0 million, comprised of a term loan of up to $3.6 million and a revolving line of credit of up to $4.0 million based on a percentage of eligible accounts receivable. The Company expects to have approximately $1.7 million available under the revolving credit line at inception. The term loan will bear interest at the lender's prime rate (8.5% on March 30, 1998) plus
3.0% and is payable in 36 equal monthly installments. The revolving credit line will bear interest at the lender's prime rate plus 1.0%. Interest will be charged on a minimum loan balance of $3.0 million. Borrowings will be collateralized by a first priority lien on all assets of the Company. The New Facility will mature in 2001.

   The New Facility will contain financial covenants based on tangible net worth, interest coverage and various operating ratios. It will also restrict purchases of fixed assets and prohibit the payment of cash dividends. The Company will pay an initial commitment fee of 0.75% of the total facility, an unused line fee of 0.375% per annum on the unused portion of the total facility and certain other administrative fees. The New Facility will be subject to prepayment penalties of 3.0%, 2.0% and 1.0% of the maximum credit line in the first, second and third years, respectively.


   The outstanding principal balance on the Subordinated Note was $7.0 million on December 31, 1997. The Subordinated Note bears interest at a fixed rate of 8.5% per annum, payable in quarterly installments. The entire principal is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Upon the issuance by the Company of equity securities generating net proceeds in excess of $14.5 million, the Company must apply fifty percent of the excess to the prepayment of the Subordinated Note. The payment of principal and interest on the Subordinated Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of the Term Loan and Credit Facility.

   In 1996, Corange International Limited, an affiliate of the Boehringer Mannheim Group of companies, sold to the Company 469,413 shares of Common Stock and the warrant to purchase 250,000 shares of Common Stock previously acquired from the Company in connection with various joint development projects at their original aggregate purchase price of $2.1 million, or $4.54 per share of Common Stock. On December 31, 1997, the outstanding balance of the purchase price was approximately $1.0 million. On June 30 and September 30, 1997, the Company exchanged two 8% promissory notes in the aggregate amount of approximately $1.0 million due in equal installments in 1998 and 1999 for amounts due relating to the repurchase.

   The Company is presently pursuing additional financing to repay principal on its outstanding indebtedness and to fund its long-term business strategy. There can be no assurance that the Company can secure adequate additional financing on favorable terms, if at all.

   Annual maturities of bank and other short term borrowings and long term debt are $4,250,000 (1998), $542,027 (1999) and $7,000,000 (2001).

9.    Income Taxes.

      The provision (benefit) for income taxes consisted of the following:


                                                 For the Year Ended December 31,
                            ----------------------------------------------------
Currently payable:                 1995                1996                 1997
                            -----------         -----------         -----------
  Federal                   $    26,000         $   (22,161)        $        --
  State .                        32,956              21,154              60,000
  Foreign                            --                  --              50,000
                            -----------         -----------         -----------
                                 58,956              (1,007)            110,000
                            -----------         -----------         -----------

Deferred:
  Federal                    (3,655,589)         (3,197,790)           (325,000)
  State .                       (50,000)           (259,130)            (78,000)
                            -----------         -----------         -----------
                             (3,705,589)         (3,456,920)           (403,000)
                                                                    -----------
                            $(3,646,633)        $(3,457,927)        $  (293,000)
                            ===========         ===========         ===========

      The provision (benefit) for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before income taxes for the years ended December 31, 1995, 1996 and 1997 as follows:

                                                                 For the Year Ended December 31,
                                             ---------------------------------------------------
                                                    1995                1996                1997
                                             -----------         -----------         -----------
Tax provision (benefit) computed at
  Federal statutory rate ............        $  (516,875)        $(3,701,280)        $  (270,738)
Increase (decrease) in taxes due to:
  Change in valuation allowance .....         (3,587,000)            437,000                  --
  Utilization of net
    operating loss carryforward .....           (662,819)                 --                  --
  Write-off of in-process research
    and development .................          1,089,962                  --                  --
  State taxes, net of federal benefit             26,156            (195,807)            (41,903)
  Nondeductible expenses ............            (22,057)             44,220              19,641
  Other .............................             26,000             (42,060)                 --
                                             -----------         -----------         -----------
                                             ($3,646,633)        ($3,457,927)        $  (293,000)
                                             ===========         ===========         -----------

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

      At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $17.9 million and state net operating loss carryforwards of approximately $2.5 million which expire in fiscal years ending in 1999 through 2011. As of December 31, 1997, IRIS had investment tax, research and experimentation and foreign tax credit carryforwards of $121,700 expiring in fiscal years through 2003.

      The primary components of temporary differences which give rise to the Company's net deferred tax asset at December 31, 1995, 1996 and 1997 are as follows:

                                                                                               At December 31,
                                                                           1995           1996           1997
                                                                     -----------------------------------------
            Depreciation and amortization ...................          $146,200       $200,300       $960,800
            Allowance for doubtful accounts..................            32,400        101,700         99,000
            Accrued liabilities..............................           256,600        338,700        597,700
            Deferred revenue-service contracts                          145,800         82,800        138,000
            Deferred research and development                           537,000      2,857,000      2,549,000
            Net operating loss carryforwards                          4,840,000      6,423,900      6,112,000
            Other............................................           118,589        208,350        159,250

            Valuation allowance..............................        (1,563,000)    (2,000,000)    (2,000,000)
                                                                     -----------    -----------    ----------
                                                                     $4,513,589     $8,212,750     $8,615,750
                                                                     ==========     ==========     ==========

10. LDA and Warrants.

      In October 1992 LDA Systems, Inc. ("LDA"), completed an initial public offering of 107,750 units, each unit consisting of one share of callable LDA Common Stock and ten IRIS Warrants, each five warrants entitling the holder to purchase one share of IRIS Common Stock for $3.75, exercisable at any time from November 16, 1992 through July 31, 1995. LDA received net proceeds of $774,000 from the unit offering. These funds were used throughout 1993 to engage IRIS to conduct research and development, clinical evaluations and pre-market testing of The White IRIS, a proposed new product, in accordance with a research and development contract. In addition, IRIS committed to fund $500,000 of the development costs at a rate of $15,000 per month during this period.

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

11.   Poly Development Agreement.

      On September 29, 1995, Poly U/A Systems, Inc. ("Poly") engaged IRIS to develop several new products based on IRIS and other technology to further enhance automation in the urinalysis field. Under the terms of the project, Poly will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use any newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS. Poly has retained IRIS to conduct the research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly will reimburse IRIS for the excess. IRIS has an option until 121 days after termination of the project (which terminates no later than July 31, 1998) to acquire all of the Common Stock of Poly at an aggregate price of $5.1 million. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock. IRIS is also providing financial and administrative services to Poly at cost.

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

13.      Capital Stock.

Issuance of Common and Preferred Stock:

      During the fourth quarter of 1997, 188,633 shares of common stock were issued to certain warrant holders who exercised their warrants at a temporarily reduced price under the terms of an exercise offer made by the Company. As part of the exercise offer, new warrants with a price of $4.00 per share and an expiration date of March 29, 2000 were issued to participating warrant holders to replace those warrants exercised pursuant to the offer.

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

      Each share of Preferred Stock is convertible into a number of shares of common stock equal to the liquidation value of a share of Preferred Stock divided by a variable conversion price (discussed below). Any shares of Preferred Stock not voluntarily converted during the three years following their initial sale will be automatically converted into common stock on December 31, 1999. The Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. As long as any of the shares of Preferred Stock are outstanding, the Company may not pay dividends on, or repurchase any shares of, common stock without the written consent of the holders of a majority of the outstanding shares of Preferred Stock.

      The conversion price of the Preferred Stock (the "Conversion Price") was fixed at $3.56 per share of Common Stock until April 1, 1997. Based on this Conversion Price, each share of Preferred Stock would be convertible into approximately 281 shares of common stock, and the Company would issue approximately 843,000 shares of common stock if the holder elected to convert all of the outstanding shares of Preferred Stock. Commencing April 1, 1997, the Conversion Price was equal to the lower of (i) 85% of the average closing bid price of the common stock for the five consecutive trading days immediately preceding the conversion date (but in no event less than $1.50) or (ii) $3.56. The Company has filed with the Securities and Exchange Commission a registration statement for resale of the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrant. The Company has reserved 2,000,000 shares of common stock for issuance upon conversion of the Preferred Stock.

      The staff of the Securities and Exchange Commission recently announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position that, solely for purposes of calculating earnings per share, the potential discount is an embedded dividend to the preferred stockholders which reduces the amount of income available to common stockholders. As a result of the staff's new accounting position, the issuance of the Preferred Stock resulted in a reduction in earnings per share. The staff's position is limited to the calculation of earnings per share and will not have any effect on the Company's net income or cash flow.

Repurchase of Common Stock and Warrant:

      As described above in Note 8, in 1996 Corange International Limited sold to the Company the 469,413 shares of common stock and the warrant to purchase 250,000 shares of common stock previously acquired from the Company in connection with various joint development projects at their original aggregate purchase price of $2.1 million or $4.54 per share of common stock. The unamortized cost of $273,216 related to the repurchased warrant has been offset against additional paid in capital.

Stock Issuances:

      During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of two years. The employee's 50% portion of stock purchases under the plan may not exceed 15% of the employee's salary during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of two years following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee's purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 1995, 1996 and 1997, IRIS issued 26,973, 35,433 and 69,928 shares of common stock, respectively, in exchange for $179,630, $307,288 and $281,616 in cash and services, respectively, under this plan.

Stock Option Plans and Employee Benefit Plans:

      As of December 31, 1997, the Company had two stock option plans under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. Options remain outstanding under another plan, although no new options may be granted thereunder. No stock appreciation rights or incentive stock options have been granted under these plans.

      The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company's three stock option plans as of December 31, 1997.

                                                                                  Number of Option
                                          --------------------------------------------------------
                                          Shares
                                          ------                                         Available
                       Plan                  Authorized     Exercised      Outstanding   for Grant
                       ---------------------------------------------------------------------------
                       1986                    360,000       242,469          93,600            --
                       1994                    700,000         2,100         656,000        41,900
                       1997                    600,000            --         516,700        83,300
                                            ----------       -------      ----------       -------
                                             1,660,000       244,569       1,266,300       125,200
                                             =========       =======       =========       =======


      The exercise price of the above options was determined by the Compensation Committee. Payment of the exercise price may be made in cash or with shares of common stock. The options generally vest over three years and expire either five or ten years from the date of grant.

      IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 1995, 1996 and 1997, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                            For the year ended December 31,
                                                                              -------------------------------------------------
                                                                                    1995                1996               1997
                                                                              -------------------------------------------------
Net earnings (loss) attributable to common stockholders as reported           $2,126,412         $(7,428,188)         $(953,228)
Net earnings (loss) attributable to common stockholders  pro forma             2,052,090          (7,890,943)        (1,604,718)
Earnings per diluted share (loss) as reported                                       $.34              $(1.21)             $(.16)
Earnings per diluted share (loss) pro forma                                         $.33               (1.28)              (.27)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997.

                                                                                                 For the year ended December 31,
                                                                         ---------------------------------------------------------
                                                                            1995                      1996                    1997
                                                                         ---------------------------------------------------------
                  Risk free interest rate                                  6.11%                     5.98%                   6.10%
                  Expected lives (years)                                      5                         5                       5
                  Expected volatility                                        55%                       55%                     54%
                  Expected dividend yield                                    --                        --                      --

   The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

   The following table sets forth certain information relative to stock options during the years ended December 31, 1995, 1996 and 1997.

                                                                                              Option Price        Fair Value at
                                                                                                  Weighted           Grant Date
                                                    Shares                          Range         Average      Weighted Average
                                           --------------------------------------------------------------------------------------
Outstanding at January 1, 1995                     435,901                  $1.10to $5.42            3.39                    --
  Granted                                          217,500                 $4.25 to $7.87           $5.71                 $3.16
  Exercised                                       (21,900)                 $1.10 to $4.00           $2.03                    --

  Canceled or expired                              (9,700)                 $1.57 to $4.00           $2.75                    --
                                           --------------------------------------------------------------------------------------
Outstanding at December 31, 1995                   621,801                 $1.16 to $7.37           $4.22                    --
  Granted                                          650,300                 $3.61 to $8.29           $5.55                 $4.41
  Exercised                                      (116,133)                 $1.75 to $5.00           $2.19                    --

  Canceled or expired                            (131,934)                 $2.90 to $8.29           $5.98                    --
                                           --------------------------------------------------------------------------------------
Outstanding at December 31, 1996                 1,024,034                 $1.90 to $6.22           $3.02

  Granted                                          325,100                 $3.19 to $4.50           $3.73                 $3.84
  Exercised                                       (13,901)                 $1.90 to #3.03           $2.64                    --

  Canceled or expired                             (68,933)                 $2.59 to $6.22           $4.04                    --
                                           --------------------------------------------------------------------------------------
Outstanding at December 31, 1997                 1,266,300                 $3.03 to $4.50           $3.21
                                                 =========



Outstanding at December 31, 1997
Weighted average life - 95 months               1,266,300                                           $3.21

Outstanding at December 31, 1996
  Weighted average life -   3 months                1,000                                           $1.90
  Weighted average life - 72 months             1,023,034                                           $3.03


Outstanding at December 31, 1995
  Weighted average life -   10 months             114,134                                           $1.98
  Weighted average life -   78 months             342,667                                           $4.02
  Weighted average life - 117 months              165,000                                           $6.10

Exercisable at December 31, 1997                  537,167                                           $3.03

Exercisable at December 31, 1996
  Weighted average life -   3 months                1,000                                          $1.90
  Weighted average life - 72 months               271,773                                           $3.03

Exercisable at December 31, 1995
  Weighted average life -   10 months             114,134                                           $1.98
  Weighted average life -   72 months              70,334                                           $3.86
  Weighted average life - 117 months                6,267                                           $5.18

      In connection with the merger with StatSpin, each outstanding option and warrant of StatSpin was converted into an option to purchase IRIS common stock at a ratio of 4.095 shares of IRIS common stock for each share of StatSpin common stock, resulting in options to purchase an aggregate of 126,000 shares of IRIS common stock. The exercise price ranged from $3.66 to $7.32 per share of IRIS common stock. During 1996, options to purchase 19,050 shares at $7.32 per share expired, and options to purchase 21,791 shares at $3.66 per share were exercised. During 1997, options to purchase 10,283 shares at $3.66 per share were exercised. At December 31, 1997, options to purchase 74,876 shares at prices ranging from $3.66 to $4.58 remain outstanding. These options will expire in March 1998.

      In 1996, the Company adopted a 401(k) Plan. All employees are eligible to participate in the plan. Contributions by the Company are discretionary. Employees vest in amounts contributed by the Company immediately. The Company contributed $44,751 and $34,190 to the plan for 1996 and 1997, respectively.

Warrants:

      At December 31, 1997, the following warrants were outstanding and exercisable:

         Number of Warrants                     Price                 Expiration Date
         ------------------                     -----              ------------------
                     75,000                    $8.125                  March 30, 1998
                    323,000                      6.50              September 29, 1998
                    150,000                      7.80              September 28, 2000
                    875,000                      8.00                   July 31, 2001
                     84,270                      3.56               December 31, 2001
                     50,000                     3.875                January 15, 2000
                     25,000                     4.375                    June 1, 2000
                     10,000                      4.31                    May 15, 2002
                     25,000                    4.0625                    July 1, 2000
                    188,633                      4.00                  March 29, 2000


15.   Commitments and Contingencies.

Leases:

      The Company leases real property under agreements which expire at various times over the next four years. Certain leases contain renewal options and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

      Future minimum rental payments required under operating leases that have an initial term in excess of one year as of December 31, 1997, are as follows:

                                Year Ended December 31,                 Amount
                                ----------------------------------------------
                                1998                                 $453,724
                                1999                                  300,583
                                2000                                  110,555
                                2001                                   84,240

      Rent expense under all operating leases during 1995, 1996 and 1997 was $453,762, $347,925 and $489,500, respectively.

Other:

      IRIS has a licensing agreement with Cytocolor, Inc. relating to the use of its patented leukocyte stain in The White IRIS. Under the terms of the agreement, IRIS is subject to the following future minimum royalty payments:

                                Year Ended December 31,                 Amount
                                ----------------------------------------------
                                1998                                 $20,000
                                1999                                  20,000
                                2000                                  20,000
                                2001                                  20,000
                                2002                                  20,000
                                Years thereafter                     220,000
                                                                    --------
                                                                    $320,000
                                                                    ========

      In connection with the development agreement with Poly, IRIS has agreed to fund $15,000 per month (up to a maximum of $500,000 of which $80,000 remains outstanding) of the cost of the development project for several new products to enhance automation in the urinalysis field (see Note 11).

Litigation

      In July 1996, the Company acquired PSI from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of Common Stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI had previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the Company or result in additional dilution to holders of the Common Stock.

16.   Earnings Per Share.

      The computation of per share amounts for 1996 and 1997 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,636,034 and 3,072,203 shares of common stock outstanding during 1996 and 1997, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

      Preferred stock convertible into 842,697 common shares at December 31, 1996 and 1997 was also not considered in the computation of diluted EPS because its inclusion would have been antidilutive.

      The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share amounts for 1995.

                                           Income            Shares      Per Share Amount
                                           ------            ------      ----------------
Basic EPS
Income available to common
shareholders                           $2,126,412         5,994,739                  $.35

Effects of Dilutive Securities
   Warrants                                    --            95,868
   Options                                     --           156,119

Diluted EPS
Income available to common
shareholders plus assumed               _________          ________                  ____
conversions                            $2,126,412         6,246,726                  $.34
                                       ==========         =========                  ====


      Options and warrants to purchase 475,000 shares of common stock at $7.375 to $8.125 were outstanding during 1995 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the period.

17.   License.

      TOA Medical Electronics Co., Ltd. has developed several urine sediment analyzers under license from IRIS using pre-1989 IRIS technology. IRIS received royalties under this license of $96,000, $43,000, and $513,000 in 1995, 1996 and 1997, respectively.

18. Research and Development Grants and Contracts.

      The Company has in the past partially funded its research and development programs through (i) grants from NASA and the National Institutes of Health (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities. In recent years, the Company has entered into four significant externally-funded projects, two joint development projects with strategic partners -- Boehringer Mannheim Corporation ("BMC") and Boehringer Mannheim Gmbh ("BMG") -- and two projects with Company-sponsored research and development entities -- LDA Systems, Inc. ("LDA") and Poly U/A Systems, Inc. ("Poly").

     From 1994 to 1996, the Company collaborated with BMC and BMG in the development of CHEMSTRIP/IRIStrip urine test strips and the Model 900UDx. BMC supplies the Company with CHEMSTRIP/IRIStrip urine test strips and has agreed to supply the Company with certain raw materials should the Company elect to manufacture its own urine test strips, subject to royalty payments. The Company was granted the non-exclusive right to distribute certain other BMC urinalysis products to hospitals and commercial laboratories in the United States. The Company manufactures the Model 900UDx with BMG providing certain components on an OEM basis at cost. The Company has exclusive marketing rights to the Model 900UDx in Taiwan and non-exclusive rights for the rest of the world outside of Germany and Italy. During 1997, Hoffman-LaRoche acquired the Boehringer Mannheim Group of companies, and BMC and BMG are now operated as Roche Diagnostics.

     In 1992, the Company entered into a project with LDA for development of The White IRIS leukocyte differential analyzer and later acquired LDA for approximately 498,000 shares of the Company's common stock. The FDA cleared
The White IRIS in May 1996, but its commercial release has been delayed by other priorities. In 1995, the Company entered into a similar project with Poly which is ongoing for development of several new products to enhance automated urinalysis (the "Poly Products"). The Company has an option to acquire all the common stock of Poly for $5.1 million payable at the Company's discretion, in cash or shares of the Company's Common Stock.

      Reimbursements are recognized under research and development grants and contracts in amounts equivalent to reimbursable research and development costs incurred on the related project plus, where contractually provided for, an amount to cover general and administrative costs of the project.

      Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                                                                 For the Year Ended December  31,
                                        -----------------------------------------------------------------
                                             1995                     1996                  1997
                                        -----------------------------------------------------------------
Reimbursements                           $842,663               $1,779,820            $1,014,520
Costs                                   1,494,873                1,498,165             1,414,113
                                        ---------               ----------            ----------
Net costs                              $  652,210               $(281,655)              $399,593
                                       ==========               =========             ==========


      Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

19.   Unusual Charges

      The results of operations for the year ended December 31, 1996 included unusual charges totaling $2,036,592. Due to the Company's decision not to pursue a previously announced public offering, the Company recognized $685,721 of expenses associated with the offering. The charge also included $617,266 for expenses related to recently completed litigation and arbitration matters. In the fourth quarter of 1996, the Company incurred a charge of $298,113 for severance and other incremental costs associated with a restructuring of the Company's personnel. Legal and accounting expenses for the Company's merger with StatSpin totaled $244,492. Reductions in the net realizable value of inventory and other assets totaled $191,000. The results of operations for the year ended December 31, 1997 include certain unusual charges to earnings of $1,338,338 primarily for the write-off of deferred offering costs ($481,325), goodwill associated with the digital refractometer line of business ($704,579) and legal expenses ($152,434) relating to the recently completed Intelligent Medical Imaging, Inc. patent litigation and the pending arbitration matter against Digital Imaging Technologies, Inc.


20. The following table summarizes certain financial information by quarter for 1996 and 1997:


                                                                                                         1996 Quarter Ended
                                                        -------------------------------------------------------------------
                                                               March 31           June 30      September 30     December 31
                                                        -------------------------------------------------------------------
        Net revenues                                         $3,925,931        $4,823,455        $5,564,536      $6,283,132
        Gross margin on net revenues                          1,884,682         2,458,214         2,364,095       2,694,226
        Other income (expense), net                              60,413            80,753         (187,700)       (405,434)
        Net income (loss)                                       206,912           351,116       (6,250,834)     (1,735,382)
        Net income (loss) per share - Basic                        $.03              $.06            $(.98)          $(.30)
        Net income (loss) per share - Diluted                      $.03              $.05            $(.98)          $(.30)

         The quarters ended March 31 and June 30, 1996 include unusual charges totaling $199,365 and $70,740, respectively, relating to StatSpin merger expenses. The quarter ended September 30, 1996 includes unusual charges totaling $1,047,310 relating to the write-off of deferred offering costs, litigation and arbitration matters and write-down of fixed assets and inventory and includes the write-off of acquired in-process research and development of $7,250,000. The quarter ended December 31, 1996 includes unusual charges totaling $421,064 relating to litigation and arbitration matters and $298,113 for severance and other incremental costs associated with a restructuring of the Company's personnel.

                               1997 Quarter Ended
                                                           March 31         June 30         September 30      December 31
                                                    ---------------------------------------------------------------------
        Net revenues                                    $6,290,035       $6,604,284           $7,196,713       $7,404,116
        Gross margin on net revenues                     3,029,037        3,402,827            3,612,316        3,699,576
        Other income (expense), net                       (291,062)        (269,616)            (234,666)        (284,927)
        Net income (loss)                                 (202,075)          17,330              214,381         (532,924)
        Net income (loss) per share - Basic                  $(.11)            $.00                 $.04            $(.09)
        Net income (loss) per share - Diluted                $(.11)            $.00                 $.03            $(.09)

        The quarters ended March 31, June 30 and September 30, 1997 include unusual charges totaling $95,129, $2,900 and $31,633 relating to litigation and arbitration matters. The quarter ended December 31, 1997 includes unusual charges totaling $1,208,676 primarily relating to the write-off of deferred private offering costs and the write-off of goodwill no longer considered recoverable.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS



                                                                                      Additions
                                                             ----------------------------------
                                              Beginning      Charged to cost         Charged to                            Ending
                                                Balance         and expenses     other accounts           Deductions      Balance
                                           --------------------------------------------------------------------------------------
Year Ended December 31, 1997

Allowance for Doubtful Accounts               $ 274,766              $15,105            $10,714         $(33,006)(1)     $267,579

Reserve for Inventory Obsolescence             $404,611             $417,787                 --        $(232,626)(1)     $589,772

Deferred Tax Asset Valuation Allowance       $2,000,000                   --                 --               --       $2,000,000

Year Ended December 31, 1996

Allowance for Doubtful Accounts                 $87,759             $198,037            $10,000        $(21,030) (1)     $274,766

Reserve for Inventory Obsolescence             $380,845              232,626                 --       $(208,860) (1)     $404,611

Deferred Tax Asset Valuation Allowance       $1,563,000             $437,000                 --                   --   $2,000,000

Year Ended December 31, 1995

Allowance for Doubtful Accounts                 $89,335                   --                 --         $(1,576) (1)      $87,759

Reserve for Inventory Obsolescence             $332,926              $47,919                 --                   --     $380,845

Deferred Tax Asset Valuation Allowance       $5,787,000                   --                 --     $(4,224,000) (2)   $1,563,000


(1) Relates to the write-off of accounts receivable or disposal of obsolete inventory.

(2) Relates to change and/or utilization in valuation allowance

                                  EXHIBIT INDEX

  No.                                                         Description
  ---                                                         -----------
  3.1(a)       --    Certificate of Incorporation, as amended (1)
  3.1(b)       --    Certificate of Designations of Series A Convertible Preferred Stock (2)
  3.2          --    Restated Bylaws (3)
  4.1          --    Specimen of Common Stock Certificate (4)
  4.1          --    Certificate of Designations of Series A Convertible Preferred Stock (2)
  10.1         --    Lease of the Company's headquarters facility, as amended (5)
  10.2(a)      --    1982 Stock Option Plans and form of Stock Option Agreement (6)
  10.2(b)      --    1983 and 1986 Stock Option Plans, and forms of Stock Option Agreements for each Plan (7)
  10.2(c)      --    Amended and Restated 1986 Stock Option Plan (8)
  10.2(d)      --    1994 Stock Option Plan and forms of Stock Option Agreements (9)
  10.2(e)      --    Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan (10)
  10.2(f)      --    Key Employee Stock Purchase Plan (11)
  10.2(g)      --    1997 Stock Option Plan and form of Stock Option Agreement (18)
  10.3(a)      --    Various Agreements with TOA Medical Electronics Company, Ltd. (12)
  10.3(b)      --    Patent License Agreement dated April 1, 1997 between the Company and TOA Medical
                     Electronics Company, Ltd.
  10.3(c)      --    Termination, Release and Reassignment of Security Interest dated October 30, 1997 executed by TOA Medical Electronics Company, Ltd. in favor of the Company
  10.4(a)      --    Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation (13)
  10.4(b)      --    Research and Development and Distribution Agreement dated February 6, 1995 by and among the Company, LDA Systems, Inc. and Corange International Limited (13)
  10.4(c)      --    Amendment to Distribution Agreements (14)
  10.5         --    Warrant Certificate dated March 20, 1995 issued to Biovation, Inc. (13)
  10.6(a)      --    Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A Systems, Inc. (15)
  10.6(b)      --    Research and Development Agreement dated as of September 29, 1995 between the
                     Company and Poly U/A Systems, Inc. (15)
  10.6(c)      --    $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in favor of the Company (15)
  10.6(d)      --    Certificate of Incorporation of Poly U/A Systems, Inc. (See Article FOUR regarding the IRIS
                     Option) (15)
  10.6(e)      --    Form of Series D Warrant
  10.6(f)      --    Form of Series E Warrant
  10.6(g)      --    Form of Series F Warrant
  10.7(a)      --    Agreement and Plan of Merger dated January 31, 1996 between the Company and StatSpin,
                     Inc. (16)
  10.7(b)      --    Registration Rights Agreement dated January 31, 1996 between the Company and StatSpin
                     Stockholders (16)
  10.7(c)      --    Employment Agreement dated January 30, 1996 with Thomas F. Kelley (16)
  10.7(d)      --    Letter Agreement dated October 4, 1997 amending Employment
                     Agreement of Thomas F. Kelley
  10.8(a)      --    Asset Purchase Agreement dated as of July 15, 1996 by and among the Company, Digital
                     Imaging Technologies, Inc., Perceptive Scientific Instruments, Inc. and Perceptive Scientific
                     Technologies, Inc. (17)
  10.8(b)      --    Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and
                     Digital Imaging Technologies, Inc. (10)
  10.8(c)      --    Warrant Certificate dated July 31, 1996 issued to Digital Imaging Technologies, Inc. (10)
  10.8(d)      --    Stockholder Guaranty Agreement dated July 31, 1996 between Edward Randall, III and PSII
                     Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                     Scientific Instruments, Inc.) (10)
  10.8(e)      --    Non-Competition Agreement dated as of July 15, 1996 between Edward Randall, III and PSII
                     Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                     Scientific Instruments, Inc.) (10)
  10.8(f)      --    Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging
                     Systems, Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive Scientific Instruments, Inc.) (10)
  10.9         --    $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of Digital
                     Imaging Technologies, Inc. (10)

  10.10(a)     --    $1,500,000 Promissory Note dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(b)     --    Change in Terms Agreement dated as of January 3, 1997 (Revolving Credit Facility) (19)
  10.10(c)     --    Supplemental Terms letter dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(d)     --    Supplemental Terms Letter dated as of January 3, 1997 (Revolving Credit Facility) (19)
  10.10(e)     --    $4,900,000 Amended and Restated Promissory Note dated as of January 3, 1997 (Term
                     Loan) (19)
  10.10(f)     --    Supplemental Terms Letter dated as of January 3, 1997 (Term Loan) (19)
  10.10(g)     --    Waiver of Default dated as of January 3, 1997 (19)
  10.10(h)     --    Warrant to Purchase Common Stock dated March 15, 1997 issued to City National Bank (19)
  10.10(i)     --    Commercial Security Agreement dated July 29, 1996 (10)
  10.10(j)     --    Commercial Pledge Agreement dated July 29, 1996 (10)
  10.10(k)     --    Various Additional Security Agreements dated as of January 3, 1997 (19)
  10.10(l)     --    Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank
  10.10(m)     --    Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank
  10.11(a)     --    Securities Purchase Agreement dated December 31, 1996 by and between the Company and
                     Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.11(b)     --    Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex
                     Convertible Growth Fund I, L.P. (2)
  10.11(c)     --    Registration Rights Agreement dated December 31, 1996 by and between the Company and
                     Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.12        --    Commitment Letter of Foothill Capital Corporation dated March 30, 1998*
  24           --    Consent of Coopers & Lybrand L.L.P.
  27.1         --    Financial Data Schedule (1997)
  27.2         --    Financial Data Schedule (Quarter 1997)
  27.3         --    Financial Data Schedule (1995 and 1996)
  99           --    Additional Information Regarding Forward Looking Statements

-------------------

         Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

  (1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
  (2)    Current Report on Form 8-K dated January 15, 1997.
  (3)    Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
  (4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).
  (5) Annual Report on Form 10-K for the year ended December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
  (6) Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985 (File No. 2-99240).
  (7) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).
  (8)    Annual Report on Form 10-K for the year ended December 31, 1992.
  (9) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
  (10)   Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
  (11)   Registration Statement on Form S-8 filed January 3, 1997.
  (12) Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.
  (13)   Annual Report on Form 10-K for the year ended December 31, 1994.
  (14)   Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
  (15)   Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.
  (16)   Annual Report on Form 10-K for the year ended December 31, 1995.
  (17)   Current Report on Form 8-K filed July 17, 1996.
  (18) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
  (19)   Annual Report on Form 10-K for the year ended December 31, 1996.