Form 10-Q
period 1998-03-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1998-05-15
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                            Commission File
March 31, 1998                                                        No. 1-9767
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



                           Yes [X]     No [ ]


The number of shares of Common Stock of the registrant outstanding as of April 30, 1998 was 6,284,862.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


                               INDEX TO FORM 10-Q

                   Three Months Ended March 31, 1998 and 1997




                                                                                 PAGE
 PART 1 -   FINANCIAL INFORMATION

            ITEM 1 - Consolidated Financial Statements

            Consolidated Balance Sheets........................................2


            Consolidated Statements of Operations..............................3


            Consolidated Statements of Cash Flows..............................4


            Consolidated Statements of Comprehensive Income....................5


            Notes to Consolidated Financial Statements.........................6


            ITEM 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.............9



 PART 2 -   OTHER INFORMATION

            ITEM 1 - Legal Proceedings........................................12

            ITEM 6 - Exhibits and Reports on Form 8-K

            (a)  Exhibits.....................................................12
            (b) Reports on Form 8-K...........................................12



 SIGNATURE ...................................................................13

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                            ASSETS                                At December 31,        At March 31,
                                                                             1997               1998
                                                                                          (unaudited)
                                                                     ------------      --------------
Current assets:
Cash and cash equivalents                                            $  1,470,861      $  1,808,896
Short-term investments                                                     25,000            25,000
Accounts receivable, net of allowance for doubtful
  accounts of $267,579 in 1997 and $269,156 in 1998                     5,319,539         4,593,709
Inventories                                                             3,739,483         3,964,739
Prepaid expenses and other current assets                                 259,822           241,156
Deferred tax asset                                                        993,950           990,150
                                                                     ------------      ------------
    Total current assets                                               11,808,655        11,623,650

Property and equipment, at cost, net of accumulated depreciation        1,847,746         1,840,633
Purchased intangibles, net of accumulated amortization                 8,597,601         8,368,175
Software development costs, net of accumulated amortization of
 $1,223,601 in 1997 and $1,312,137 in 1998                              1,080,106         1,086,515
Deferred tax asset                                                      7,621,800         7,621,800
Other assets                                                            1,778,669         1,941,930
                                                                     ------------      ------------
    Total assets                                                     $ 32,734,577      $ 32,482,703
                                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                              $    850,000      $    500,000
  Current portion of long-term debt                                     3,400,000         1,300,000
  Accounts payable                                                      2,613,297         2,588,860
  Accrued expenses                                                      2,383,946         2,515,231
  Deferred income - service contracts and other                           911,459           953,851
                                                                     ------------      ------------
    Total current liabilities                                          10,158,702         7,857,942

Subordinated note payable                                               7,000,000         7,000,000
Deferred income - service contracts and other                             241,507           309,012
Notes payable, long-term portion                                          542,027         2,342,027
                                                                     ------------      ------------
    Total liabilities                                                  17,942,236        17,508,981

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value
    Authorized:  3,000,000 shares
    Convertible Series A,
    Shares issued and outstanding :  1997 and 1998 - 3,000
    ($3,000,000 liquidation preference)                                        30                30
  Common stock, $.01 par value
    Authorized:  15,600,000 shares
    Shares issued and outstanding:
    1997 - 6,259,728, 1998 - 6,283,463                                     62,597            62,835
  Additional paid-in capital                                           37,788,536        37,914,698
  Treasury stock, at cost (26,240 shares in 1997 and in 1998)            (103,500)         (103,500)
  Unearned compensation                                                  (333,495)         (288,315)
  Foreign currency translation adjustment                                  35,877            41,872
  Accumulated deficit                                                 (22,657,704)      (22,653,898)
                                                                     ------------      ------------
     Total shareholders' equity                                        14,792,341        14,973,722
                                                                     ------------      ------------
     Total liabilities and shareholders' equity                      $ 32,734,577      $ 32,482,703
                                                                     ============      ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                     For the three months ended March 31,
                                                     ------------------------------------
                                                                     1997            1998
                                                              -----------     -----------
Sales of IVD imaging systems                                  $ 2,479,290     $ 2,445,937
Sales of IVD imaging supplies and services                      2,619,324       2,968,201
Sales of small instruments and supplies                         1,103,294       1,111,644
Royalties and licensing revenues                                   88,127          66,859
                                                              -----------     -----------

Net revenues                                                    6,290,035       6,592,641
                                                              -----------     -----------

Cost of goods - IVD imaging systems                             1,228,110       1,267,982
Cost of goods - IVD imaging supplies and services               1,374,299       1,341,583
Cost of goods - small instruments and supplies                    573,474         628,249
                                                              -----------     -----------

Cost of goods sold                                              3,175,883       3,237,814
                                                              -----------     -----------

Gross margin                                                    3,114,152       3,354,827

Marketing and selling                                           1,251,956       1,266,460
General and administrative                                        998,076         817,710
Research and development, net                                     455,965         653,798
Intangibles amortization                                          311,868         289,488
Unusual legal expenses                                             95,129          37,666
                                                              -----------     -----------

Total operating expenses                                        3,112,994       3,065,122

Operating income                                                    1,158         289,705

Other income (expense):
   Interest income                                                 19,682           8,169
   Interest expense                                              (310,744)       (271,235)
   Other income (expense)                                              --         (20,615)
                                                              -----------     -----------

Income (loss) before provision (benefit) for income taxes        (289,904)          6,024

Provision (benefit) for income taxes                              (87,829)          2,218
                                                              -----------     -----------
Net income (loss)                                                (202,075)          3,806

Less imputed preferred stock dividend                            (450,000)             --
                                                              -----------     -----------

Net income (loss) attributable to common shareholders         $  (652,075)    $     3,806
                                                              ===========     ===========

Net income (loss) per common share - basic                    $      (.11)    $       .00
                                                              ===========     ===========

Net income (loss) per common share - diluted                  $      (.11)    $       .00
                                                              ===========     ===========

Weighted average number of common shares - basic                5,932,176       6,245,276
                                                              ===========     ===========

Weighted average number of common shares and common
    share equivalents outstanding for the period - diluted      5,932,176       7,426,990
                                                              ===========     ===========

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     For the three months ended March 31,
                                                                     ------------------------------------
                                                                              1997            1998
                                                                              ----            ----
Cash flow from operating activities:
     Net income (loss)                                                   $(  202,075)    $     3,806
    Adjustments to reconcile net income (loss) to cash provided by operations:
     Deferred tax benefit                                                   (121,000)          3,800
     Depreciation and amortization                                           657,459         628,029
     Common stock and stock option compensation amortization                  48,109          66,136
    Changes in assets and liabilities:
     Accounts receivable - trade and other                                   519,150         552,989
     Service contracts, net                                                  143,027         220,211
     Inventories                                                             401,235        (224,462)
     Prepaid expenses and other current assets                                16,713            (492)
     Other assets                                                              5,559        (134,384)
     Accounts payable                                                     (1,211,091)        (25,858)
     Accrued expenses                                                        (41,038)        131,864
     Deferred income - other                                                 (52,495)          7,070
                                                                         -----------     -----------
Net cash provided by operating activities                                    163,553       1,228,709
                                                                         -----------     -----------

Cash flow from investing activities:
    Acquisition of property and equipment                                    (37,228)       (152,667)
    Software development costs                                              (124,701)        (94,945)
    Acquisition of other assets                                              (30,000)             --
    Decrease in short-term investments                                       267,589              --
                                                                         -----------     -----------
Net cash provided (used) by investing activities                              75,660        (247,612)
                                                                         -----------     -----------

Cash flow from financing activities:
    Repayments of credit facility                                                 --        (350,000)
    Repayment of notes payable                                            (1,300,000)       (300,000)
    Installment payment on repurchase of common stock                       (545,057)             --
    Issuance of common stock and warrant for cash                            124,172          91,488
    Deferred stock or debt issuance costs                                    (93,244)        (85,844)
                                                                         -----------     -----------
Net cash used by financing activities                                     (1,814,129)       (644,356)
                                                                         -----------     -----------

Effect of foreign currency fluctuation on cash and cash
  equivalents                                                                 (9,591)          1,294
                                                                         -----------     -----------
Net increase (decrease) in cash and cash equivalents                      (1,584,507)        338,035
Cash and cash equivalents at beginning of period                           3,602,535       1,470,861
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $ 2,018,028     $ 1,808,896
                                                                         ===========     ===========

Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for services                       $102,163         $20,956
    Capital lease obligation incurred                                             --          70,000
    Issuance of common stock in satisfaction of liabilities                   80,000          13,956
    Issuance of warrants to purchase common stock                             64,500              --
    Deferred stock issuance costs not paid                                   186,496              --
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                   289,203         240,182
    Cash paid for income taxes                                                    --          40,000

----------------------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)




                                            For the three months ended March 31,
                                            ------------------------------------
                                                               1997         1998
                                                          ---------       ------
Net income (loss)                                         $(202,075)      $3,806
    Other comprehensive income,
    foreign currency translation adjustment                 (36,602)       5,995
                                                          ---------       ------
Comprehensive income (loss)                               $(238,677)      $9,801
                                                          =========       ======

-----------------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Formation and Business of the Company.

     International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company") operate primarily in one segment. The Company designs, develops, manufactures and markets in vitro diagnostic ("IVD") equipment, including imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, and special purpose centrifuges and other small instruments for specimen preparation in microscopic and other procedures performed in clinical laboratories. The Company also provides ongoing service and supplies to support the equipment sold.

2.   Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and 1997 and the results of its operations for the three month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications:

     Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

3.   Comprehensive Income.

     In January 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the three months ended March 31, 1998.


                     Beginning balance             $35,877

                     Current period change           5,995
                                                   -------
                     Ending balance                $41,872
                                                   =======

4.   Inventories.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

                                           At December 31, 1997  At March 31, 1998
                                           --------------------  -----------------
     Finished goods                                  $  766,525         $  579,360
     Work-in-process                                    788,374            342,424
     Raw materials, parts and sub-assemblies          2,184,584          3,042,955
                                                     ----------         ----------
                                                     $3,739,483         $3,964,739
                                                     ==========         ==========

5.   Purchased Intangibles.

     Purchased intangibles, at cost, consist of the following:

                                       At December 31, 1997    At March 31, 1998
                                       --------------------    -----------------
     Goodwill                                   $   383,108          $   383,108
     International distribution channel           5,571,728            5,571,728
     Acquired technology and know-how             3,960,904            3,960,904
                                                -----------          -----------
                                                  9,915,740            9,915,740
     Less accumulated amortization               (1,318,139)          (1,547,565)
                                                -----------          -----------
     Total                                      $ 8,597,601          $ 8,368,175
                                                ===========          ===========

6.   Short Term Borrowings and Notes Payable.

     As of March 31, 1998, the Company's liabilities included $3.1 million outstanding under a bank term loan. On May 8, 1998, the Company repaid the bank loan with the proceeds of a new loan facility from Foothill Capital Corporation, a division of Norwest Bank. The new credit facility consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the entire credit facility. The Company had approximately $2.0 million available under the line of credit at inception. The term loan bears interest at the lender's prime rate (8.5% on May 8, 1998) plus 3.0% and is payable in 36 equal monthly installments. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The new credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends. At March 31, 1998, $1.9 million of amounts owed under the bank term loan refinanced on a long-term basis through the new credit facility was reclassified to long-term debt.

     On March 31, 1998, the Company had outstanding notes payable in the aggregate amount of $1,042,027 from a repurchase of common stock and warrants from a joint venture partner in 1996. The notes bear interest at the rate of 8%, and principal is due in bi-monthly installments of $100,000.

7.   Capital Stock.

Stock Issuances:

     During the three months ended March 31, 1998, the Company (i) issued 10,957 shares of common stock in exchange for $20,957 in cash and services under the Key Employee Stock Purchase Plan, (ii) issued options to purchase 125,900 shares of common stock under the Company's stock option plans (10,000 of which are subject to shareholder approval of a new option plan) and (iii) cancelled options to purchase 3,600 shares of common stock. No options were exercised during the period. At March 31, 1998, options to purchase 1,388,600 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2008. The exercise price for these options ranges from $3.03 to $4.50 per share, for an aggregate exercise price of approximately $4.5 million. At March 31, 1998, there were 602,900 shares of common stock available for the granting of future options of which 590,000 are subject to shareholder approval of a new stock option plan.

     During the three months ended March 31, 1998, warrants were exercised to purchase 12,778 shares of common stock for $49,487. Also, warrants to purchase an additional 75,000 shares of common stock were issued for cash proceeds of $35,000 and 70,098 stock options outstanding relating to the StatSpin acquisition expired unexercised.

Warrants:

     At March 31, 1998, the following warrants were outstanding and exercisable:

    Number of Warrants             Price               Expiration Date
    ------------------             -----               ---------------

               315,000              6.50               September 29, 1998
                50,000              3.875              January 15, 2000
               298,633              4.00               March 29, 2000
                25,000              4.375              June 1, 2000
                25,000              4.0625             July 1, 2000
               123,000              7.80               September 28, 2000
               875,000              8.00               July 31, 2001
                84,270              3.56               December 31, 2001
                10,000              4.31               May 15, 2002

8.   Commitments and Contingencies.

     In July 1996, the Company acquired Perceptive Scientific Instruments, Inc. ("PSI") from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of common stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI had previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. The parties are currently engaged in discovery. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the Company or result in additional dilution to holders of the Common Stock.

9.   Research and Development Grants and Contracts.

     Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                                          Three Months Ended March 31,
                                          ----------------------------
                                                 1997             1998
                                             --------         --------
          Reimbursements                     $312,538         $206,124
          Costs                               339,205          294,786
                                             --------         --------
          Net costs                          $ 26,667         $ 88,662
                                             ========         ========


     Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

10.  Unusual Charges.

     The results of operations for the three month period ended March 31, 1998, include unusual charges totaling $37,666 and are primarily legal expenses relating to the pending arbitration matter with DITI. The unusual charges in the comparable period in the prior year totaled $95,129 and are primarily legal expenses related to a completed arbitration matter.

11.  Income Taxes.

     The income tax provision for the three-month period ended March 31, 1998 was $2,218, as compared to an income tax benefit of $87,829 for the comparable period in the prior year. The income tax provision and benefit for the three month periods ended March 31, 1998 and 1997, respectively, differs from the federal statutory rate due to state, local and foreign income taxes and permanent differences between income reported for financial statement and income tax purposes.

12.  Earnings Per Share.

     The computation of per share amounts for the three months ended March 31, 1997 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,809,270 shares of common stock outstanding during the three months ended March 31, 1997 were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Preferred stock convertible into 842,697 common shares at March 31, 1997 was also not considered in the computation of diluted EPS because its inclusion would have been antidilutive.

     In early 1997 the staff of the Securities and Exchange Commission ("staff") announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position, that solely for purposes of calculating earnings per share the potential discount is an imputed dividend to the preferred stockholders, which reduces the amount of earnings available to common stockholders. Accordingly, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in the three-month period ended March 31, 1997.

    The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share amounts for the three months ended March 31, 1998.

                                       Income          Shares   Per Share Amount
                                       ------          ------   ----------------
Basic EPS
Income available to Common
  Shareholders                         $3,806         6,245,276             $.00

Effects of Dilutive Securities
    Warrants                               --             9,270               --
    Options                                --           119,812               --
    Convertible Preferred Stock            --         1,052,632               --

Diluted EPS
Income available to Common
  Shareholders plus Assumed            ------         ---------             ----
  Conversions                          $3,806         7,426,990             $.00
                                       ======         =========             ====

     Options and warrants to purchase 1,783,133 shares of common stock at $4.00 to $8.00 outstanding during the three months ended March 31, 1998, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the period.

13.  Recently Issued Accounting Standards.

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

     Until 1996, the Company generated most of its revenues from sales of two models of The Yellow IRIS urinalysis workstation and related supplies and service. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system, which is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. The Company also began selling the PowerGene family of genetic analyzers in August 1996 after completing the acquisition (the "PSI acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc. ("PSI"). Finally, in December 1997, the Company began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer, TOA Medical Electronics, Inc.

     The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1997           1998
                                                           ----           ----
Research and development expense, net                    $456,000       $654,000
Capitalized software development costs                    125,000         95,000
Reimbursed costs for research and
  development grants and contracts                        313,000        206,000
                                                         --------       --------
       Total product technology expenditures             $894,000       $955,000
                                                         ========       ========

     The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

RESULTS OF OPERATIONS

     Comparison of Quarter Ended March 31, 1998 to Quarter Ended March 31, 1997

     Net revenues for the quarter ended March 31, 1998 increased to $6.6 million from $6.3 million, an increase of $303,000 or 5% over the comparable period in the prior year. Sales of IVD imaging systems decreased to $2.4 million from $2.5 million, a decrease of $33,000 or 1% from the comparable period in the prior year. Revenues from sales of the Yellow IRIS family of urinalysis workstation decreased slightly due to a shift in sales mix to lower priced units. This decrease was partially offset by an increase in sales of the PowerGene line of genetic analyzers.

     Sales of IVD imaging system supplies and services increased to $3.0 million from $2.6 million, an increase of $349,000 or 13% over the comparable period in the prior year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies totaled $1.1 million, which is comparable to the prior year.

     Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 52% for the quarter ended March 31, 1998 from 50% for the comparable period in the prior year. The increase is primarily due to lower average selling prices of The Yellow IRIS urinalysis workstations. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 45% for the current period as compared to 52% for the same period in the prior year. The decrease is primarily due to decreased costs and increased selling prices. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 57% for the current quarter compared to 52% for the comparable period in the prior year. The increase is primarily due to a change in the sales mix. The net result of these changes was an increase in aggregate gross margin to 51% for the quarter ended March 31, 1998, as compared to 50% in the comparable period in the prior year.

     Marketing and selling expenses totaled $1.3 million for the quarter ended March 31, 1998, which is comparable to the prior year. Marketing and selling expenses as a percentage of net revenues decreased to 19% in the current quarter as compared to 20% in the same period in the prior year.

     General and administrative expenses decreased to $818,000 for the quarter ended March 31, 1998 from $998,000, a decrease of $180,000 or 18% from the comparable period in the prior year. This decrease is mainly the result of the reduced expenses resulting from the restructuring implemented in the fourth quarter of 1996, as well as decreased legal and accounting expenses. General and administrative expenses as a percentage of net revenues decreased from 16% to 12%. The Company does not anticipate further reduction in the amount of these expenses, although they may decline as a percentage of net revenues.

     Net research and development expenses increased to $654,000 for the quarter ended March 31, 1998 from $456,000, an increase of $198,000 or 43% over the comparable period in the prior year. Net research and development expenses increased as a percentage of revenues from 7% to 10%. Reimbursements under joint development programs decreased to $206,000 from $313,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $955,000 from $894,000, an increase of $61,000 or 7% as compared to the comparable period in the prior year. The increase in total product technology expenditures is due to increased expenditures relating to the PowerGene family of genetic analyzers, partially offset by decreased expenditures on products under a joint development program with Poly UA Systems, Inc., a company sponsored research and development entity, for several new urinalysis automation products.

     Amortization of intangible assets for the quarter ended March 31, 1998 decreased to $289,000 from $312,000, a decrease of $23,000 or 7% from the comparable period in the prior year. The decline is primarily the result of the write-off in the fourth quarter of 1997 of goodwill from the acquisition of the digital refractometer product line in 1995.

     The results of operations for the quarter ended March 31, 1998 include unusual legal expenses of $38,000 relating to a pending arbitration matter. The unusual legal expenses in the comparable period in the prior year totaled $95,000 and relate primarily to a separate, completed arbitration matter.

     Interest expense decreased to $271,000 for the quarter ended March 31, 1998 from $311,000 for the comparable period in the prior year due to reduced indebtedness.

     The income tax provision for the quarter ended March 31, 1998 was $2,000, as compared to an income tax benefit of $88,000 for the comparable period in 1997.

     The above factors contributed to a net income of $4,000 or $0.00 per share for the quarter ended March 31, 1998 as compared to a net loss of $202,000 or $0.11 per share for the quarter ended March 31, 1997. In early 1997 the staff of the Securities and Exchange Commission ("staff") announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position, that solely for purposes of calculating earnings per share the potential discount is an imputed dividend to the preferred stockholders, which reduces the amount of earnings available to common stockholders. Accordingly, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in the three-month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $1.8 million at March 31, 1998 from $1.5 million at December 31, 1997. The increase is primarily attributable to cash provided by operating activities. Due primarily to improved results of operations in the 1998 period and significant reductions in accounts payable balances during the 1997 period, cash provided by operations for the three months ended March 31, 1998 increased to $1.2 million from $164,000 for the comparable period in the prior year.

     Expenditures for property and equipment and capitalized software development totaled $153,000 and $95,000, respectively in the current quarter as compared to $37,000 and $125,000, respectively, in the same quarter in the prior year. The Company expects greater levels of such expenditures will be required during the remainder of 1998.

     Net cash used by financing activities totaled $644,000 and consisted primarily of principal payments under a bank credit facility that matured during the second quarter of 1998. The bank credit facility consisted of a $7.8 million term loan and a $1.5 million revolving credit line. As of March 31, 1998, the Company had $3.1 million outstanding under the bank term loan and had repaid the revolving credit line.

     On May 8, 1998, the Company terminated the bank credit facility and repaid the term loan with the proceeds of a new credit facility from Foothill Capital Corporation, a division of Norwest Bank. The new credit facility consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and subject to a combined limit of $7.0 million for the entire credit facility. The Company had $2.0 million available under the line of credit at inception. The term loan bears interest at the lender's prime rate (8.5% on May 8, 1998) plus 3.0% and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The new credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

     As of March 31, 1998, the Company also had outstanding notes payable in the aggregate amount of $1.0 million from the repurchase of common stock and warrants from a joint venture partner in 1996. The notes bear interest at the rate of 8.0%, and principal is due in bi-monthly installments of $100,000.

     The Company has scheduled principal payments on outstanding debt totaling $1.8 million during the next twelve months.

     The Company believes that its current cash on hand, together with cash generated from operations, and cash available under the new credit facility will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for the next twelve months.

     The Company plans to pursue equity financing to reduce indebtedness and to fund its long-term business strategy. While the FDA cleared The White IRIS leukocyte differential analyzer in May 1996, its commercial release was temporarily delayed by other priorities such as the introduction of the UF-100 urine sediment analyzer. The Company is now in discussion with two prestigious medical institutions to serve as testimonial sites for The White IRIS. The Company's immediate goal is to install the first two commercial systems at these institutions. By doing so, the Company hopes to develop the customer references which are a key step toward commercial success of any new major instrument in the laboratory medicine business. Expanded commercial release of The White IRIS may depend upon the availability of sufficient funds and may be subject to additional delays if such funds are unavailable.

     In September 1995, the Company and Poly U/A Systems Inc. ("Poly") entered into a research and development agreement to develop several new urinalysis automation products using the Company's technology. The Company is funding the first $15,000 per month of the cost of the project (up to a maximum of $500,000, of which $35,000 remains unexpended), and Poly is reimbursing the Company for the excess. The Company has an option until November 29, 1998 to acquire all of the common stock of Poly for an aggregate price of $5.1 million, payable in cash or shares of Common Stock of the Company. If the Company elects to exercise its option, the portion of the net cost of the acquisition allocated to completed products would be capitalized and its subsequent amortization may impact future earnings to the extent profits from products acquired do not cover these costs. For the portion of the net cost of the acquisition allocated to in-process research and development, if any, the Company would record a nonrecurring, noncash (if purchased with Common Stock) charge against then current earnings.

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

RECENTLY-ISSUED ACCOUNTING STANDARDS

     Recently issued accounting standards are described in Note 13 to the financial statements.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains various forward-looking statements which reflect the Company's current views with respect to future events and financial results and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, the Company's views with respect to future financial results, capital requirements, market growth, new product introductions and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. The Company has attempted to identify some of these uncertainties and other factors in its 1997 Annual Report on Form 10-K.


PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In July 1996, the Company acquired PSI from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of Common stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI had previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. The parties are currently conducting discovery. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the Company or result in additional dilution to holders of the Common Stock.

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

    3.1(b) -- Certificate of Designations of Series A Convertible Preferred
              Stock (2)

    3.2    -- Restated Bylaws (3)

    4.1    -- Specimen of Common Stock Certificate (4)

    4.2    -- Certificate of Designations of Series A Convertible Preferred
              Stock (2)

   10.1(a) -- Loan and Security Agreement dated as of May 5, 1998 between the
              Company, Perceptive Scientific Instruments, Inc., and StatSpin, Inc., on the one hand, and Foothill Capital Corporation, on the other hand.

   10.1(b) -- Intellectual Property Security Agreement dated as of May 5, 1998 between the Company and Foothill Capital Corporation.

   10.1(c) -- Copyright Security Agreement dated as of May 5, 1998 between the
              Company and Foothill Capital Corporation.

   10.1(d) -- Intellectual  Property  Security  Agreement  dated  as of  May  5,
              1998 between Perceptive Scientific Instruments, Inc. and Foothill Capital Corporation.

   10.1(e) -- Copyright Security Agreement dated as of May 5, 1998 between
              Perceptive Scientific Instruments, Inc. and Foothill Capital Corporation.

   10.1(f) -- Security Agreement - Stock Pledge dated as of May 5, 1998 between
              Perceptive Scientific Instruments, Inc. and Foothill Capital Corporation.

   10.1(g) -- Intellectual Property Security Agreement dated as of May 5, 1998 between StatSpin, Inc., and Foothill Capital Corporation.

   27      -- Financial Data Schedule

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

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)  Current Report on Form 8-K dated January 15, 1997.

(3)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

     (b)  Reports on Form 8-K

     None filed during the period covered.

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on May 14, 1998.


                                    INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                    By: /s/ Martin S. McDermut
                                        ------------------------------------
                                        Martin S. McDermut, Vice President,
                                        Finance & Administration and
                                        Chief Financial Officer