Form 10-K/A
period 1997-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1998-06-12
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                  FORM 10-K/A

                               (Amendment No. 1)

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

         The Registrant had 6,280,193 shares of Common Stock outstanding on March 20, 1998.

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

OVERVIEW

         International Remote Imaging Systems, Inc. and its subsidiaries ("IRIS" or the "Company") design, develop, manufacture and market in vitro diagnostic ("IVD") imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology for automating microscopic procedures performed in clinical laboratories, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories. AIM combines the Company's capabilities in automated specimen presentation, including its patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and present images of microscopic particles in easy-to-view displays. The Company's IVD imaging systems are designed to provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. The Company's products are sold directly and through distributors primarily to hospital and reference clinical laboratories, as well as veterinary, physician office and research laboratories.

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


         The Company has had a major program over a number of years to develop The White IRIS leukocyte differential analyzer. The White IRIS program began under the sponsorship of the National Institutes of Health and was continued under a joint development program with LDA Systems, Inc., a Company-sponsored research and development entity. The Company acquired LDA Systems and all of its rights to The White IRIS in 1995 in order to complete development of The White IRIS. The FDA cleared The White IRIS in May 1996, but its commercial release was delayed by other priorities such as the introduction of the UF-100. The Company is now in discussions with two prestigious medical institutions to serve as testimonial sites for The White IRIS. The Company's immediate goal is to install the first two commercial systems at these institutions and develop the customer references which are a key step toward commercial success of any new major instrument. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


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

         In February 1996, the Company acquired StatSpin, Inc. ("StatSpin"), in a pooling-of-interests transaction. Through StatSpin, the Company manufactures and markets a variety of benchtop centrifuges, small instruments and supplies for the laboratory market. These products are used primarily for manual specimen preparation and dedicated applications in cytology, hematology and urinalysis. They appeal to laboratories and physician offices performing too few tests to justify the cost of an automated IVD imaging system.

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

         SUMMARY OF REVENUES BY PRODUCT AND SERVICE CATEGORIES

                                                               For the years ended December 31,
                             ----------------------------------------------------------------------------------------------
                                 1995                             1996                            1997
                                 ----                             ----                            ----
Sales of IVD imaging
systems                       $ 4,240,627              29%     $ 6,370,346              31%     $11,823,443              43%

Sales of IVD imaging
system supplies and
service                         6,737,444              46%       9,117,493              44%      10,621,211              39%

Sales of small instruments
and supplies                    3,414,087              24%       5,066,292              25%       4,447,418              16%

Royalty and license
revenue                            96,023               1%          42,923              --          603,076               2%
                              -----------             ----     -----------             ----     -----------             ----

Total                         $14,488,181             100%     $20,597,054             100%     $27,495,148             100%
                              ===========             ====     ===========             ====     ===========             ====

         BACKLOG

The sales backlog for IVD imaging systems was approximately $1.1 million at December 31, 1996 and $700,000 at December 31, 1997. The Company believes the amount of backlog at a given date is not necessarily indicative of sales for any succeeding period.

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

         During the years ended December 31, 1995, 1996 and 1997, the Company expended $1.2 million, $2.3 million and $2.1 million, respectively on Company sponsored research and development.

     The Company has in the past partially funded its research and development programs through (i) grants from NASA and National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities. In recent years, the Company has entered into four significant projects, two joint development projects with strategic partners--Boehringer Mannheim Corporation ("BMC") and Boehringer Mannheim GmbH ("BMG")--and two projects with Company-sponsored research and development entities--LDA Systems, Inc. ("LDA") and Poly U/A Systems, Inc. ("Poly"). From 1994 to 1996, the Company collaborated with BMC and BMG in the development of CHEMSTRIP/IRIStrip urine test strips and the Model 900UDx. BMC supplies the Company with CHEMSTRIP/IRIStrip urine test strips and has agreed to supply the Company with certain raw materials should the Company elect to manufacture its own urine test strips, subject to royalty payments. The Company was granted the non-exclusive right to distribute certain other BMC urinalysis products to hospitals and commercial laboratories in the United States. The Company manufactures the Model 900UDx with BMG providing certain components on an OEM basis at cost. The Company has exclusive marketing rights to the Model 900UDx in the United States, Canada and Taiwan and non-exclusive rights for the rest of the world outside of Germany and Italy. During 1997, Hoffman-LaRoche acquired the Boehringer Mannheim Group of companies, and BMC and BMG are now operated as Roche Diagnostics.


     In 1992, the Company entered into a project with LDA for development of The White IRIS leukocyte differential analyzer and later acquired LDA for approximately 498,000 shares of the Company's common stock. In 1995, the Company entered into a similar project with Poly which is ongoing for development of several new products to enhance automated urinalysis (the "Poly Products"). The Company has an option until November 29, 1998 to acquire all the common stock of Poly for $5.1 million payable, at the Company's discretion, in cash or shares of the Company's Common Stock.

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

FOREIGN OPERATIONS AND EXPORT SALES

See footnote 19 to the Consolidated Financial Statements for information regarding the Company's foreign operations.

EMPLOYEES


At December 31, 1997, the Company had 159 full-time employees, which is comparable to the number of employees at the end of 1996. The Company also uses outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and the Company believes that its employee relations are satisfactory.

FORWARD-LOOKING STATEMENTS

     This Annual Report contains various forward-looking statements which reflect the Company's current views with respect to future events and financial results and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, the Company's views with respect to future financial results, financing sources, capital requirements, market growth, new product introductions and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions, and therefore inherently subject to uncertainties and other factors, which could cause the actual results to differ materially from the forward-looking statement. Some of these uncertainties and other factors are discussed later in this Annual Report. See "Management Discussion and Analysis of Financial Condition and Results of Operations." In this section of the Annual Report, the Company has attempted to identify additional uncertainties and other factors, which may affect its forward-looking statements.

      Stockholders should understand that the uncertainties and other factors identified in the Annual Report do not constitute a comprehensive list of all the uncertainties and other factors which may affect forward-looking statements. The Company has merely attempted to identity those uncertainties and other factors which, in its view at the present time, have the highest likelihood of significantly affecting its forward-looking statements. In addition, the Company does not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors which could affect such statements.

           POTENTIAL IMPACT OF ARBITRATION PROCEEDING

           The Company is presently in arbitration with the former owner of PSI. See "Legal Proceedings." Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the Company or result in additional dilution to holders of the Common Stock.

           DEPENDENCE ON INSTRUMENT SALES

           The Company derives most of its revenues from the sale of two families of high-priced instruments - The Yellow IRIS urinalysis workstations and the PowerGene genetic analyzers. These instruments have list prices ranging from $20,000 to $195,000 depending on model and configuration, and relatively modest declines in unit sales or gross margins for either product line could have a material adverse effect on the Company's revenues and profits.

           RELIANCE ON SINGLE SOURCE SUPPLIERS

     Certain key components of the Company's instruments are manufactured according to the Company's specifications or are available only from single suppliers. From time to time, single source suppliers have discontinued production of key components. Although, in the past, the Company has successfully transitioned to new components to replace discontinued components, there can be no assurance that the Company can always successfully transition to satisfactory replacement components or that the Company will always have access to adequate supplies of discontinued components on satisfactory terms during the transition period. In the first quarter of 1997, Nikon discontinued production of the microscope used in The Yellow IRIS. Prior to the end of production, the Company significantly increased its inventory of these microscopes to facilitate a two-year period for transitioning to a new microscope. The Company is presently evaluating the relative merits of several "off-the-shelf" microscopes versus a custom, OEM microscope. The Company's inability to transition successfully to replacement components or to secure adequate supplies of discontinued components on satisfactory terms during the transition could have a material adverse effect on instrument sales. See"--Dependence on Instrument Sales."

           DEPENDENCE ON KEY PERSONNEL

           The Company's success depends in significant part upon the continued service of certain key personnel, and its continuing ability to attract, assimilate and retain such personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key personnel or that it can attract, assimilate or retain other highly qualified personnel in the future. While the Company generally enters into agreements with its employees regarding patents, confidentiality and related maters, the Company does not have employment agreements with most of its key employees. The Company does not maintain life insurance policies on such employees. The loss of key personnel, especially without advance notice, or the inability to hire or retain qualified personnel could have a material adverse effect on the Company.

           DIFFICULTIES ASSOCIATED WITH INTRODUCTION OF THE WHITE IRIS AND OTHER FUTURE PRODUCTS

           The commercial success of the Company's future products and systems depends upon their acceptance by the medical community. Capital-intensive laboratory instruments such as The White IRIS and the Company's other future products can significantly reduce labor costs, improve precision and offer other distinctive benefits. However, often there is resistance to products which require significant capital expenditures or which eliminate jobs through automation. There can be no assurance that the Company's new products and systems will achieve significant market acceptance in the future or that sales of such future products and systems will grow at the rates expected by management. Furthermore, new product introductions or product enhancements by the Company's competitors or the use of other technologies could cause a decline in sales or gross margins on sales or loss of market acceptance of the Company's systems.

     In addition, work on the initial commercial release of The White IRIS leukocyte differential analyzer to testimonial sites was temporarily delayed by other priorities, and expanded commercial release of The White IRIS may require external funding. See "Management Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The failure to develop influential customer references or secure any required external funding could have a material adverse effect on the commercial release of The White IRIS which, in turn, would affect the Company's long-term business strategy and growth prospects.

           TECHNOLOGICAL CHANGE

           The market for the Company's systems is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. The Company's future success depends upon its ability to enhance its current product lines, to introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or significant delays in product introduction, could result in a loss of competitiveness and revenues. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely or cost-effective basis, and such failure could have a material adverse effect on the Company.

           GOVERNMENT REGULATION

           Most of the Company's products are subject to stringent government regulation in the United States and other countries. The regulatory process can be lengthy, expensive and uncertain, and securing clearances or approvals may require the submission of extensive official data and other supporting information. Failure to comply with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices, or criminal prosecution, any of which could have a material adverse effect on the Company. Furthermore, changes in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the discussion or promulgation of any additional laws or regulations could have a material adverse effect on the Company.

           ACQUISITIONS AND EXPANSION

           As part of the Company's strategy to enhance and maintain its competitive position, the Company may from time to time consider potential acquisitions of complementary products, technologies and other businesses. The Company has completed a number of acquisitions in the past three years. The evaluation, negotiation and integration of acquisitions may consume significant time and resources of the Company. There can be no assurance that acquisitions will not have a material adverse effect upon the Company due to, among other things, operational disruptions, integration issues, unexpected expenses and accounting charges associated with such acquisitions.

           HEALTHCARE REFORM POLICIES

           In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in home state legislatures that would effect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other third-party payors could adversely affect the demand for the Company's current or future products and its ability to sell its products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and the Company cannot predict future legislative changes in the healthcare field or their impact on its business.

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

ITEM 3.  LEGAL PROCEEDINGS.

         In July 1996, the Company acquired PSI from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of Common stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI had previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. The parties are currently engaged in discovery. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the financial position or results of operations of the Company or result in additional dilution to holders of the Common Stock.

         The Company is involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

         In May 1997, the Company amended an existing agreement with M. Kane & Company, Inc., an investment banker, to provide ongoing financial advisory services. Under the terms of the amendment, the Company agreed to issue to M. Kane & Company a warrant to purchase 10,000 shares of Common Stock until May 15, 2002 at $4.3125 per share. The Company has not yet issued the warrant certificate, but it will bear an appropriate restrictive legend concerning the registration requirements of the Securities Act. The Company believes this transaction was exempt from the registration requirements of the Securities Act based on Section 4(2) of the Securities Act.

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


         In November 1997, the Company offered to reduce the exercise price of its outstanding Series D Warrants from $6.50 to $4.00 per share for holders exercising their warrants during a one-week period. The holders that accepted the offer and exercised their Series D Warrants during that period also received a new Series F Warrant exercisable until March 29, 2000 at an exercise price of $4.00 per share of Common Stock. The Company received gross proceeds of approximately $783,000 through the exercise of Series D Warrants and issued Series F Warrants to purchase an aggregate of 196,633 shares of Common Stock. The Company also sold to two Series D Warrant holders for $35,000 additional Series F Warrants covering an aggregate of 75,000 shares of Common Stock.


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

                                                                                            Year Ended December 31,
                                                 ------------------------------------------------------------------
                                                   1993           1994         1995(1)       1996(1)        1997(1)
                                                 ------------------------------------------------------------------
                                                                          (in thousands, except per share data)
FINANCIAL STATEMENT DATA
Net revenues..................................    $12,428       $12,580       $14,488       $20,597        $27,495
Operating income (loss).......................      1,313         1,495       (1,802)       (10,434)           284
Interest and other income (expense), net......         33            95           282          (452)        (1,080)
Net income (loss).............................      1,323         1,622         2,126        (7,428)          (503)
Net income (loss) per share - basic...........        .26           .30           .35         (1.21)          (.16)
Net income (loss) per share - diluted.........        .25           .28           .34         (1.21)          (.16)
Working capital...............................      6,812         7,779        11,234         1,914          1,650
Total assets..................................     11,181        13,282        22,203        37,860         32,735
Long term debt, including current portion.....        603           367           311        13,000         10,942
Total liabilities.............................      3,415         3,122         3,261        24,096         17,942
Shareholders' equity..........................      7,766        10,160        18,942        13,765         14,792
Cash dividends per share......................         --            --            --            --             --
OTHER FINANCIAL DATA
Operating income (loss) - as adjusted(2) .....      1,313         1,495         1,098        (1,147)         1,622
EBITDA (3)....................................      2,044         2,407         2,150          (849)         4,050



(1) The years ended December 31, 1995 and 1996 include write-offs of acquired in process research and development totaling $2.9 million and $7.3 million, respectively. The year ended December 31, 1996 also includes unusual charges totaling $1.9 million relating primarily to pooling-of-interest expenses, the write-off of deferred public offering costs, expenses relating to litigation and arbitration matters, severance and other incremental costs associated with a restructuring of the Company's personnel. The year ended December 31, 1997 includes unusual charges totaling $1.3 million relating to expenses for litigation and arbitration matters, the write-down of deferred private offering costs and the write-off of goodwill no longer considered recoverable.

(2) Operating income (loss) - as adjusted represents operating income (loss) before the write-off of acquired in process research and development totaling $2.9 million and $7.3 million in the years ended December 31, 1995 and 1996, respectively, and before unusual charges of $1.9 million and $1.3 million in the years ended December 31, 1996 and 1997, respectively.

(3) EBITDA represents earnings before taxes, interest expense, write-off of acquired in process research and development, depreciation and amortization, including amortization of common stock and stock option compensation. The Company believes that EBITDA serves as a financial analysis tool for measuring financial information such as operating performance leverage ratios. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flows as a measure of liquidity.

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

         COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Net revenues for the year ended December 31, 1997 increased to $27.5 million from $20.6 million, an increase of $6.9 million or 33% over the prior year. Sales of IVD imaging systems increased to $11.8 million from $6.4 million, an increase of $5.4 million or 86% over the prior year. The Company added the PowerGene family of genetic analyzers to its product line in August 1996 as a result of the PSI Acquisition. Of the 1997 increase, $4.0 million reflects the first full year of sales of the PowerGene analyzer in sales of IVD imaging systems and $1.4 million reflects increased sales of The Yellow IRIS.

         Sales of IVD imaging system supplies and services increased to $10.6 million from $9.1 million, an increase of $1.5 million or 16% over the prior year, due to the larger installed base of IVD imaging systems and the conversion of The Yellow IRIS installed base to the new CHEMSTRIP/IRIStrip urine test strips marketed exclusively by the Company. Sales of small instruments and supplies decreased to $4.4 million from $5.1 million, a decrease of $619,000 or 12%, over the prior year. The decrease reflects lower sales levels of the StatSpin products to one of its distributors. Further decline in sales of small instruments is not anticipated in 1998.

     Royalties and licensing revenues for the year ended December 31, 1997 increased to $603,000 from $43,000, an increase of $560,000 over the prior year. The increase is primarily the result of increased royalties received, the receipt of previously disputed royalties relating to the fourth quarter of 1996 and initial fees earned for the license of certain technology. Royalties and licensing revenues are expected to decrease to historical levels in 1998.

     Cost of goods for IVD imaging systems as a percentage of sales of IVD imaging systems decreased to 51% for the year ended December 31, 1997 as compared to 54% in the prior year. The decrease is primarily due to fixed costs being absorbed by increased sales of The Yellow IRIS, partially offset by increased costs of goods sold relating to the PowerGene analyzer sales. Cost of goods for IVD imaging system supplies and services decreased as a percentage of sales of such products to 50% for the year ended December 31, 1997 from 56% for the prior year. This decrease is principally due to decreased costs and increased sales prices. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 53% for the year ended December 31, 1997, and is comparable to the prior year. The net result of these changes and increased royalties and licensing revenues was an increase in gross margin for the year ended December 31, 1997 to 50%, as compared to 45% for the year ended December 31, 1996.

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

         Net research and development expenses consist of costs incurred for the development of new products and improvements to existing products less third-party reimbursements under joint development programs, grants and research and development contracts. Net research and development expenses increased to $2.1 million for the year ended December 31, 1997 from $2.0 million, an increase of $147,000 or 7% over the prior year, and decreased as a percentage of net revenues from 10% to 8%. Reimbursements under joint development programs decreased to $1.0 million in 1997 from $1.8 million in 1996. Total product technology expenditures decreased to $3.7 million from $4.3 million, a decrease of $660,000 or 15% over the prior year, due primarily to reduced spending on the development of The White IRIS and decreased expenditures on the Poly Products, partially offset by the addition of research and development staff from the PSI Acquisition. Total product technology expenditures are expected to remain at this level for 1998.

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

         The results of operations for the year ended December 31, 1997 include certain unusual charges to earnings of $1.3 million, primarily for the write-off in the fourth quarter of deferred private offering expenses ($481,000), goodwill no longer considered recoverable associated with the digital refractometer line of business ($705,000) and legal expenses ($152,000) relating to a completed patent litigation matter and the pending arbitration matter against Digital Imaging Technologies, Inc. See "Legal Proceedings." The unusual charges in the prior year totaled $1.9 million and related primarily to the write-off of deferred public offering costs ($686,000), litigation expense ($617,000), restructuring charges ($298,000) and merger related expenses ($244,000).

     Acquisition of in-process research and development charges for the year ended December 31, 1996 amounted to $7.3 million. No similar charge was incurred in 1997.

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

         Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 54% for the year ended December 31, 1996 from 48% for the prior year due primarily to the addition of the Model 900UDx to the product line and amortization of increased fixed costs for IVD imaging systems. These factors were partially offset by the addition of the higher-margin PowerGene family of genetic analyzers to the Company's product line in August 1996. Cost of goods for IVD imaging system supplies and service increased as a percentage of sales of such products to 56% for the year ended December 31, 1996 from 47% for the prior year primarily due to relatively lower gross margins on sales of CHEMSTRIP/IRIStrip urine test strips which accounted for a greater proportion of sales of system supplies, as well as a decline in gross margins on service of IVD imaging systems. Cost of goods for small instruments and supplies decreased as a percentage of sales of small instruments and supplies to 53% for the year ended December 31, 1996 from 57% for the prior year due to an overall change in product mix toward higher gross margin items. The net result of these changes was a decrease in aggregate gross margin to 45% for the year ended December 31, 1996 from 51% for the prior year.

         Marketing and selling expenses increased to $4.6 million for the year ended December 31, 1996 from $2.9 million, an increase of $1.7 million or 61% over the prior period, and increased as a percentage of net sales to 22% from 20%, due to the addition of the sales force from the PSI Acquisition and increased spending on promotions, telemarketing and customer support.

         General and administrative expenses increased to $3.3 million for the year ended December 31, 1996 from $2.0 million, an increase of $1.3 million or 60% over the prior year, and increased as a percentage of net sales from 14% to 16%. This increase is primarily the result of an increase in the allowance for doubtful accounts, increased expenses associated with the addition of the business acquired from PSI, increased legal and accounting expenses and the addition of personnel to the corporate staff.

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

         The results of operations for the year ended December 31, 1996 include certain unusual charges to earnings of $1.9 million primarily for the write-off of deferred offering costs ($686,000), litigation expenses ($617,000), restructuring charges ($298,000) and merger related expenses ($244,000).

         The Company incurred charges of $7.3 million and $2.9 million for the acquisition of in-process technology for the years ended December 31, 1996 and 1995, respectively. Such in-process technology was valued, along with other acquired assets, in accordance with valuation techniques commonly used in the technology industry and was expensed upon acquisition in accordance with Financial Accounting Standard No. 2, "Accounting for Research and Development Costs." The 1996 charge represents in-process technology acquired in the PSI Acquisition. The Company subsequently completed work on the majority of this technology and introduced the M-Fish system for the PowerGene analyzer in October 1997 and the next generation PowerGene analyzer in early 1997. The Company elected in 1997 not to pursue work on the remainder of this technology which concerned development of a device for automated manipulation of microscope slides. The 1995 charge represents in-process technology for The White IRIS leukocyte differential analyzer acquired as part of the acquisition of LDA Systems, Inc. The Company completed additional work on The White IRIS and received FDA approval for it in May 1996. The Company subsequently delayed its commercial release to pursue other priorities and is now seeking prestigious medical institutions to serve as testimonial sites. See "--Liquidity and Capital Resources."

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short term investments decreased to $1.5 million at December 31, 1997 from $4.3 million at December 31, 1996. The decrease is primarily due to payments on bank debt, an installment payment on the repurchase of common stock and capital expenditures for property and equipment and capitalized software development costs. These expenditures were only partially offset by cash provided by operations.

         Cash flows from operations increased to $2.0 million for the year ended December 31, 1997 as compared to $181,000 for the prior year. This improvement was due to improved results of operations and decreased inventory levels, partially offset by a significant reduction in accounts payable. Inventory levels at December 31, 1997 decreased to $3.7 million from $4.8 million at December 31, 1996. This decrease was due to an inventory reduction program that was completed in the fourth quarter of 1997. Accounts receivable increased to $5.3 million at December 31, 1997 from $5.2 million at December 31, 1996, primarily the result of improved collection efforts offset by the effect of increased sales. Accounts payable increased in the prior year to $4.6 million at December 31, 1996, and was reduced to $2.6 million at December 31, 1997.

         In the year ended December 31, 1997, cash flows used by investing activities totaled $872,000, as compared to $7.8 million used in 1996. In the prior year $10.3 million was used to fund the purchase of PSI and the Censlide product line. No business acquisitions were made in fiscal 1997. During 1997, the Company spent $950,000 for capital equipment and $535,000 for capitalized software development, as compared to $1.2 million and $577,000, respectively, in the prior year. The Company does not presently have any material commitments for capital expenditures. During 1996 the Company liquidated $4.2 million of its securities to fund the business acquisitions, capital expenditures and operations. The remainder of its securities totaling $643,000 was liquidated during 1997 to reduce bank debt.

         Net cash used by financing activities for the year ended December 31, 1997 totaled $3.2 million and consisted primarily of principal payments under a bank credit facility totaling $3.6 million. An additional $545,000 was used to reduce notes payable relating to the repurchase of Common Stock and warrant from a joint venture partner in 1996. Cash proceeds totaled $908,000 from stock sales to employees under the Company's stock option and purchase plans and to warrant holders who exercised in connection with an exchange offer. The Company also issued Common Stock and warrants in satisfaction of accounts payable totaling $284,000. In connection with the April 1997 bank loan renewal, the Company issued three-year warrants to purchase Common Stock at the then current market price. See "Market for Registrant's Common Stock and Related Stockholder Matters."

         The Company acquired PSI in July 1996 for $16.1 million and financed the purchase price with (i) a $7.0 million subordinated note issued to the seller, (ii) a $7.8 million term loan from City National Bank and (iii) $1.3 million drawn under a new $1.5 million revolving line of credit from City National Bank. On December 31, 1997, the outstanding principal balance of the term loan was $3.4 million. The outstanding principal balance on the credit facility was $350,000 on December 31, 1997. The term loan and credit facilities were initially scheduled to mature on April 15, 1998 and were later extended to May 15, 1998.

         On May 8, 1998, the Company terminated the revolving line of credit with City National Bank and repaid the related term loan with the proceeds of a new credit facility from Foothill Capital Corporation, a division of Norwest Bank. The new credit facility consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the new line of credit are limited to a percentage of eligible accounts receivable and subject to a combined limit of $7.0 million for the entire credit facility. The Company had $2.0 million available under the line of credit at inception. The term loan bears interest at the lender's prime rate (8.5% on May 8, 1998) plus 3% and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1%. The new credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

         During 1997, the Company issued two 8.0% promissory notes in the aggregate amount of approximately $1.0 million due in semi-monthly installments of $100,000 commencing April 1, 1998. These notes constitute the final payments for the repurchase of Common Stock and a warrant from an affiliate of Boehringer Mannheim Corporation, a former joint venture partner.

         Excluding the refinancing of the bank debt that occurred in May 1998 and assuming constant interest rates, minimum payments for principal and interest on outstanding short-term and long-term debt obligations are expected to total $3.1 million in 1998, $2.8 million in 1999 and $2.2 million in 2000. The Company believes that its current cash on hand, together with cash expected from operations and cash available under the new credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations through 2000.

         The Company plans to pursue equity financing to reduce indebtedness and to fund its long-term business strategy. While the FDA cleared The White IRIS leukocyte differential analyzer in May 1996, its commercial release was delayed by other priorities such as the introduction of the UF-100 urine sediment analyzer. The Company is now in discussions with two prestigious medical institutions to serve as testimonial sites for The White IRIS. The Company's immediate goal is to install the first two commercial systems at these institutions and develop the customer references which are a key step toward commercial success of any new major laboratory instrument. Expanded commercial release of The White IRIS may also require external funding. The failure to develop influential customer references or secure any required external funding could have a material adverse effect on the commercial release of The White IRIS.


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


         The Company has outstanding 3,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into a number of shares of Common Stock equal to (i) its $1,000 liquidation value divided by (ii) a variable conversion price. The conversion price equals the lower of (a) $3.56 per share or (b) 85% of the average closing bid price of the Common Stock for the five consecutive trading days preceding the conversion (but in no event less than $1.50). Assuming conversion prices of $3.56 and $1.50 per share, the Preferred Stock is convertible into approximately 843,000 and 2,000,000 shares of Common Stock, respectively. Any unconverted shares of Preferred Stock will automatically be converted into Common Stock on December 31, 1999. The Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the Common Stock or repurchase any shares of the Common Stock without the written consent of the holder of the Preferred Stock.

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

FORWARD-LOOKING STATEMENTS

         The foregoing discussion, as well as the other sections of this Annual Report on Form 10-K/A, contain various forward-looking statements which reflect the Company's current views with respect to future events and financial results and are subject to the safe harbor created by that Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, the Company's views with respect to future financial results, financing sources, capital requirements, market growth, new product introductions and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things, (i) the ability of the Company to secure additional financing to repay the remaining principal balance of its long-term debt and to fund its long-term business strategy, (ii) unexpected technical and marketing difficulties inherent in the introduction of sophisticated, capital-intensive new medical instruments such as The White IRIS and other planned instrument introductions, (iii) the potential need for changes in the Company's long-term strategy in response to future developments, (iv) future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by the Company's products, (v) rapid technological change in the microelectronics and software industries, (vi) increasing competition from imaging and non-imaging based in-vitro diagnostic products and (vii) difficulties in assimilating acquired companies and product lines such as PSI.

         The Company has attempted to identify additional significant uncertainties and other factors affecting forward-looking statements elsewhere in this Annual Report. See "Business -- Forward-Looking Statements".

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

         * Omitted in copy distributed to stockholders, unless requested.

         Other financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

         3.       Exhibits

  No.                Description
  ---                -----------
  3.1(a)             --  Certificate of Incorporation, as amended (1)
  3.1(b)             --  Certificate of Designations of Series A Convertible Preferred Stock (2)
  3.2                --  Restated Bylaws (3)
  4.1                --  Specimen of Common Stock Certificate (4)
  4.1                --  Certificate of Designations of Series A Convertible Preferred Stock (2)
  10.1               --  Lease of the Company's headquarters facility, as amended (5)
  10.2(a)            --  1982 Stock Option Plans and form of Stock Option Agreement (6)
  10.2(b)            --  1983 and 1986 Stock Option Plans, and forms of Stock Option Agreements for each Plan (7)
  10.2(c)            --  Amended and Restated 1986 Stock Option Plan (8)
  10.2(d)            --  1994 Stock Option Plan and forms of Stock Option Agreements (9)

  10.2(e)            --  Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan (10)
  10.2(f)            --  Key Employee Stock Purchase Plan (11)
  10.2(g)            --  1997 Stock Option Plan and form of Stock Option Agreement (18)
  10.3(a)            --  Various Agreements with TOA Medical Electronics Company, Ltd. (12)
  10.3(b)            --  Patent License Agreement dated April 1, 1997 between the Company and TOA Medical
                         Electronics Company, Ltd. (20)
  10.3(c)            --  Termination, Release and Reassignment of Security Interest dated October 30, 1997 executed by TOA Medical Electronics Company, Ltd. in favor of the Company (20)
  10.4(a)            --  Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation (13)
  10.4(b)            --  Research and Development and Distribution Agreement dated February 6, 1995 by and among the Company, LDA Systems, Inc. and Corange International Limited (13)
  10.4(c)            --  Amendment to Distribution Agreements (14)
  10.5               --  Warrant Certificate dated March 20, 1995 issued to Biovation, Inc. (13)
  10.6(a)            --  Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A Systems, Inc. (15)
  10.6(b)            --  Research and Development Agreement dated as of September 29, 1995 between the
                         Company and Poly U/A Systems, Inc. (15)
  10.6(c)            --  $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in favor of the Company (15)
  10.6(d)            --  Certificate of Incorporation of Poly U/A Systems, Inc. (See Article FOUR regarding the IRIS
                         Option) (15)
  10.6(e)            --  Form of Series D Warrant (20)
  10.6(f)            --  Form of Series E Warrant (20)
  10.6(g)            --  Form of Series F Warrant (20)
  10.7(a)            --  Agreement and Plan of Merger dated January 31, 1996 between the Company and StatSpin,
                         Inc. (16)
  10.7(b)            --  Registration Rights Agreement dated January 31, 1996 between the Company and StatSpin
                         Stockholders (16)
  10.7(c)            --  Employment Agreement dated January 30, 1996 with Thomas F. Kelley (16)
  10.7(d)            --  Letter Agreement dated October 4, 1997 amending Employment
                         Agreement of Thomas F. Kelley (20)
  10.8(a)            --  Asset Purchase Agreement dated as of July 15, 1996 by and among the Company, Digital
                         Imaging Technologies, Inc., Perceptive Scientific Instruments, Inc. and Perceptive Scientific
                         Technologies, Inc. (17)
  10.8(b)            --  Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and
                         Digital Imaging Technologies, Inc. (10)
  10.8(c)            --  Warrant Certificate dated July 31, 1996 issued to Digital Imaging Technologies, Inc. (10)
  10.8(d)            --  Stockholder Guaranty Agreement dated July 31, 1996 between Edward Randall, III and PSII
                         Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                         Scientific Instruments, Inc.) (10)
  10.8(e)            --  Non-Competition Agreement dated as of July 15, 1996 between Edward Randall, III and PSII
                         Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                         Scientific Instruments, Inc.) (10)
  10.8(f)            --  Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging
                         Systems, Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive Scientific Instruments, Inc.) (10)
  10.9               --  $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of Digital
                         Imaging Technologies, Inc. (10)
  10.10(a)           --  $1,500,000 Promissory Note dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(b)           --  Change in Terms Agreement dated as of January 3, 1997 (Revolving Credit Facility) (19)
  10.10(c)           --  Supplemental Terms Letter dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(d)           --  Supplemental Terms Letter dated as of January 3, 1997 (Revolving Credit Facility) (19)
  10.10(e)           --  $4,900,000 Amended and Restated Promissory Note dated as of January 3, 1997 (Term
                         Loan) (19)
  10.10(f)           --  Supplemental Terms Letter dated as of January 3, 1997 (Term Loan) (19)
  10.10(g)           --  Waiver of Default dated as of January 3, 1997 (19)
  10.10(h)           --  Warrant to Purchase Common Stock dated March 15, 1997 issued to City National Bank (19)
  10.10(i)           --  Commercial Security Agreement dated July 29, 1996 (10)
  10.10(j)           --  Commercial Pledge Agreement dated July 29, 1996 (10)
  10.10(k)           --  Various Additional Security Agreements dated as of January 3, 1997 (19)
  10.10(l)           --  Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank (20)
  10.10(m)           --  Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank (20)

  10.11(a)           --  Securities Purchase Agreement dated December 31, 1996 by and between the Company and
                         Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.11(b)           --  Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex
                         Convertible Growth Fund I, L.P. (2)
  10.11(c)           --  Registration Rights Agreement dated December 31, 1996 by and between the Company and
                         Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.12              --  Commitment Letter of Foothill Capital Corporation dated March 30, 1998 (20)
  24                 --  Consent of Coopers & Lybrand L.L.P.
  27.1               --  Financial Data Schedule (1997) (20)
  27.2               --  Financial Data Schedule (Quarter 1997)(20)
  27.3               --  Financial Data Schedule (1995 and 1996)

-------------------

         Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)      Current Report on Form 8-K dated January 15, 1997.
(3)      Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).
(5) Annual Report on Form 10-K for the year ended December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
(6) Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985 (File No. 2-99240).
(7) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).
(8)      Annual Report on Form 10-K for the year ended December 31, 1992.
(9) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(10) Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. (11) Registration Statement on Form S-8 filed January 3, 1997.
(12) Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.
(13)     Annual Report on Form 10-K for the year ended December 31, 1994.
(14)     Report on Form 10-Q for the quarter ended September 30, 1996.
(15)     Report on Form 10-Q for the quarter ended September 31, 1995.
(16)     Report on Form 10-K for the year ended December 31, 1995.
(17)     Current on Form 8-K filed July 17, 1996.
(18) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
(19)     Annual Report on Form 10-K for the year ended December 31, 1996.
(20)     Annual Report on Form 10-K for the year ended December 31, 1997.

(b)      Reports on Form 8-K
         None

(c)      See (a)(3) above.

(d)      See (a)(1) and (2) above.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on June 12, 1998.



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



Signature                                                  Title                                      Date
---------                                                  -----                                      ----
/s/ Fred H. Deindoerfer
--------------------------------            Chairman of the Board of Directors,                  June 12, 1998
Fred H. Deindoerfer                         President, and Chief Executive Officer


/s/ Martin S. McDermut
------------------------------              Vice President Finance and                           June 12, 1998
Martin S. McDermut                          Administration, Secretary,
                                            and Chief Financial Officer,


/s/ Donald E. Horacek
------------------------------
Donald E. Horacek                           Assistant Secretary, Controller, and                 June 12, 1998
                                            Principal Accounting Officer


/s/ John A. O'Malley                        Director                                             June 12, 1998
---------------------------------
John A. O'Malley



/s/ Steven M. Besbeck                       Director                                             June 12, 1998
-----------------------------------
Steven M. Besbeck



/s/ Thomas F. Kelley                        Director                                             June 12, 1998
-------------------------------------
Thomas F. Kelley

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Remote Imaging Systems, Inc.

     We have audited the consolidated financial statements and the financial statement schedule of International Remote Imaging Systems, Inc. and its subsidiaries, as listed in the index on page 21 of this Form 10-K/A (Amendment No. 1). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the Year Ended December 31,
                                                             ------------------------------------------------------
                                                                     1995                 1996                 1997
                                                             ------------------------------------------------------
Sales of IVD imaging systems ........................        $  4,240,627         $  6,370,346         $ 11,823,443
Sales of IVD imaging system supplies
  and service .......................................           6,737,444            9,117,493           10,621,211
Sales of small instruments and supplies .............           3,414,087            5,066,292            4,447,418
Royalty and license revenues ........................              96,023               42,923              603,076
                                                             ------------         ------------         ------------

Net revenues ........................................          14,488,181           20,597,054           27,495,148
                                                             ------------         ------------         ------------

Cost of goods- IVD imaging systems ..................           2,014,873            3,423,140            6,077,391
Cost of goods - IVD imaging system
  supplies and service ..............................           3,174,290            5,114,538            5,328,092
Cost of goods - small instruments
  and supplies ......................................           1,937,653            2,693,900            2,345,909
                                                             ------------         ------------         ------------
Cost of goods sold ..................................           7,126,816           11,231,578           13,751,392
                                                             ------------         ------------         ------------

Gross margin ........................................           7,361,365            9,365,476           13,743,756

Marketing and selling ...............................           2,874,442            4,627,089            5,224,513
General and administrative ..........................           2,041,281            3,258,700            3,463,231
Research and development, net .......................           1,220,028            1,978,326            2,125,095
Amortization of intangibles .........................             127,142              793,916            1,308,596
Unusual charges (Note 18)............................                  --            1,891,592            1,338,338
Acquisition of in-process research
  and development ...................................           2,900,430            7,250,000                   --
                                                             ------------         ------------         ------------

Total operating expenses ............................           9,163,323           19,799,623           13,459,773

Operating income (loss) .............................          (1,801,958)         (10,434,147)             283,983

Other income (expense):
   Interest income ..................................             309,929              221,935               56,557
   Interest expense .................................             (42,699)            (681,114)          (1,208,138)
   Other income .....................................              14,507                7,211               71,310
                                                             ------------         ------------         ------------


  Loss before benefit for income taxes ..............          (1,520,221)         (10,886,115)            (796,288)
  Benefit for income taxes ..........................          (3,646,633)          (3,457,927)            (293,000)
                                                             ------------         ------------         ------------

Net income (loss) ...................................           2,126,412           (7,428,188)            (503,288)

Less imputed preferred stock dividend ...............                  --                   --             (450,000)
                                                             ------------         ------------         ------------

Net income (loss) attributable to common stockholders        $  2,126,412         $ (7,428,188)        $   (953,288)
                                                             ============         ============         ============

Net income (loss) per share - basic .................        $        .35         $      (1.21)        $       (.16)
                                                             ============         ============         ============

Net income (loss) per share - diluted ...............        $        .34         $      (1.21)        $       (.16)
                                                             ============         ============         ============

Weighted average number of
common shares outstanding - basic ...................           5,994,739            6,141,657            6,019,041
                                                             ============         ============         ============

Weighted average number of
  common shares outstanding - diluted ...............           6,246,726            6,141,657            6,019,041
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

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Convertible Series A
                                           Preferred Stock            Common Stock      Additional        Treasury
                                           ---------------   ---------------------         Paid-In        Treasury         Unearned
                                         Shares     Amount     Shares       Amount         Capital           Stock     Compensation
                                         ------     ------   --------     --------    ------------    ------------    -------------
Balance forward ......................      --          --   6,292,408    $ 62,924    $ 34,154,116    $   (453,386)   $    (95,884)

Issuance of convertible preferred
stock for cash .......................   3,000       $  30          --          --       2,928,291              --              --

Common stock issued
on exercise of stock options .........      --          --     137,924       1,379         333,315              --              --

Common stock issued or issued from
treasury under Employee Stock
Purchase Plan:
for Cash .............................      --          --      13,297         133          81,369          37,703              --
for Services .........................      --          --      22,136         221         150,159          37,703        (153,190)

Stock option compensation ............      --          --          --          --         437,770              --        (270,925)

Issuance of warrants in connection
with acquisition of Perceptive
Scientific Instruments, Inc. .........      --          --          --          --         927,000              --              --

Repurchase of shares of common
stock and warrants ...................      --          --          --          --        (273,216)     (2,132,141)             --

Retire treasury stock ................      --          --    (553,875)     (5,539)     (2,504,582)      2,510,121              --

Amortization of unearned compensation.      --          --          --          --              --              --         134,120

Income tax benefit related to exercise
of nonqualified stock options ........      --          --          --          --          77,313              --              --

Foreign currency translation adjustment     --          --          --          --              --              --              --

Stock tendered as payment for options
exercised ............................      --          --          --          --              --        (103,500)             --

Net loss .............................      --          --          --          --              --              --              --
                                         -----       -----   ---------    --------    ------------    ------------    ------------

Balance,
  December 31, 1996 ..................   3,000       $  30   5,911,890    $ 59,118    $ 36,311,535    $   (103,500)   $   (385,879)



                                          Foreign Currency
                                               Translation      Accumulated
                                                Adjustment          Deficit          Total
                                          ----------------    -------------   ------------
Balance forward ......................             --         $(14,726,228)   $ 18,941,542

Issuance of convertible preferred
stock for cash .......................             --                   --       2,928,321

Common stock issued
on exercise of stock options .........             --                   --         334,694

Common stock issued or issued from
treasury under Employee Stock
Purchase Plan:
for Cash .............................             --                   --         119,205
for Services .........................             --                   --          34,893

Stock option compensation ............             --                   --         166,845

Issuance of warrants in connection
with acquisition of Perceptive
Scientific Instruments, Inc. .........             --                   --         927,000

Repurchase of shares of common
stock and warrants ...................             --                   --      (2,405,357)

Retire treasury stock ................             --                   --              --

Amortization of unearned compensation.             --                   --         134,120

Income tax benefit related to exercise
of nonqualified stock options ........             --                   --          77,313

Foreign currency translation adjustment        37,791                   --          37,791

Stock tendered as payment for options
exercised ............................             --                   --        (103,500)

Net loss .............................             --          (7,428,188)     (7,428,188)
                                         ------------         ------------    ------------

Balance,
  December 31, 1996 ..................   $     37,791         $(22,154,416)   $ 13,764,679

---------------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Convertible Series A
                                           Preferred Stock    Common Stock        Additional
                                           ---------------    ------------           Paid-In     Treasury       Unearned
                                         Shares    Amount      Shares    Amount      Capital        Stock   Compensation
                                         ------    ------   ---------   -------   ----------    ---------   ------------
Balance forward ......................   3,000        $30   5,911,890   $59,118   $36,311,535   $(103,500)     $(385,879)

Common stock issued
on exercise of stock options .........      --         --      13,901       139        33,466          --             --

Common stock issued under
Employee Stock Purchase Plan:
for Cash .............................      --         --      34,964       350       140,458          --             --
for Services .........................      --         --      34,964       350       140,458          --       (140,808)

Issuance of stock options for services      --         --          --        --        73,680          --        (73,680)

Common stock and warrants to
purchase common stock issued for
cash on exercise of warrants .........      --         --     188,633     1,886       676,492          --             --

Issuance of common stock and
warrants in satisfaction of accounts
payable ..............................      --         --      75,376       754       282,947          --             --

Issuance of warrants to purchase
common stock in connection with bank
debt renewal .........................      --         --          --        --       129,500          --             --

Amortization of unearned
compensation .........................      --         --          --        --            --          --        266,872

Foreign currency translation
adjustment ...........................      --         --          --        --            --          --             --


Net loss .............................      --         --          --        --            --          --             --
                                         -----        ---   ---------   -------   -----------   ---------      ---------

Balance,
  December 31, 1997 ..................   3,000        $30   6,259,728   $62,597   $37,788,536   $(103,500)     $(333,495)
                                         =====        ===   =========   =======   ===========   =========      =========

                                            Foreign
                                           Currency
                                        Translation   Accumulated
                                         Adjustment       Deficit           Total
                                         ----------  ------------    ------------
Balance forward ......................     $ 37,791  $(22,154,416)   $ 13,764,679

Common stock issued
on exercise of stock options .........           --            --          33,605

Common stock issued under
Employee Stock Purchase Plan:
for Cash .............................           --            --         140,808
for Services .........................           --            --              --

Issuance of stock options for services           --            --              --

Common stock and warrants to
purchase common stock issued for
cash on exercise of warrants .........           --            --         678,378

Issuance of common stock and
warrants in satisfaction of accounts
payable ..............................           --            --         283,701


Issuance of warrants to purchase
common stock in connection with bank
debt renewal .........................           --            --         129,500

Amortization of unearned
compensation .........................           --            --         266,872

Foreign currency translation
adjustment ...........................       (1,914)           --          (1,914)


Net loss .............................           --      (503,288)       (503,288)
                                           --------  ------------    ------------

Balance,
  December 31, 1997 ..................     $ 35,877  $(22,657,704)   $ 14,792,341
                                           ========  ============    ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For the Year Ended December 31,
                                                                                  ----------------------------------------------
                                                                                          1995             1996             1997
                                                                                  ----------------------------------------------
Cash flows from operating activities:
     Net income (loss) .......................................................    $  2,126,412     $ (7,428,188)    $   (503,288)
   Adjustments to reconcile net income (loss) to net
   cash provided by operations:
     Deferred tax benefit ....................................................      (3,705,589)      (3,456,920)        (403,000)
     Acquisition of in-process research and development ......................       2,882,858        7,250,000               --
     Depreciation and amortization ...........................................         635,048        1,769,896        3,413,125
     Common stock and stock option compensation ..............................         109,635          335,858          266,872
     (Gain) loss on disposal of property and equipment .......................              --          (51,401)          62,844
     Allowance for doubtful accounts .........................................              --          198,037           (7,187)
   Changes in assets and liabilities:
     Accounts receivable - trade and other ...................................        (356,739)         (77,240)        (153,983)
     Service contracts, net ..................................................         (95,586)        (475,034)         201,505
     Inventories .............................................................        (875,295)      (1,433,834)       1,096,724
     Prepaid expenses and other current assets ...............................         (80,230)         176,061          (66,386)
     Other assets ............................................................          47,239         (132,992)         (59,339)
     Accounts payable ........................................................         (87,673)       2,851,805       (1,686,728)
     Accrued expenses ........................................................         199,735          375,793           84,071
     Deferred income - other .................................................              --          279,591         (279,591)
                                                                                  ------------     ------------     ------------
   Net cash provided by operating activities .................................         799,815          181,432        1,965,639
                                                                                  ------------     ------------     ------------

Cash flows from investing activities:
     Acquisition of property and equipment ...................................        (820,838)      (1,171,621)        (949,841)
     Sales of property and equipment .........................................              --           85,000               --
     Acquisition of business and product line, net of cash acquired ..........        (886,800)     (10,311,041)              --
     Software development costs ..............................................        (299,016)        (577,421)        (534,855)
     Maturities of securities ................................................       2,915,000        4,169,138          642,589
     Purchases of securities .................................................      (4,295,664)              --               --
     Acquisition of other assets .............................................              --               --          (30,000)
                                                                                  ------------     ------------     ------------
   Net cash used by investing activities .....................................      (3,387,318)      (7,805,945)        (872,107)
                                                                                  ------------     ------------     ------------

Cash flows from financing activities:
     Issuance of common and preferred stock for cash .........................       1,666,999        3,278,720          907,791
     Installment payment on repurchase of common stock .......................              --         (553,148)        (545,057)
     Borrowings under credit facility ........................................              --        1,334,755        3,895,000
     Repayments of credit facility ...........................................              --               --       (4,879,755)
     Repayments of notes payable .............................................        (256,351)      (2,110,633)      (2,600,000)
     Proceeds from notes payable .............................................              --        7,800,000               --
     Deferred offering costs .................................................              --          (35,049)              --
                                                                                  ------------     ------------     ------------
   Net cash provided (used)  by financing activities .........................       1,410,648        9,714,645       (3,222,021)
                                                                                  ------------     ------------     ------------

     Effect of foreign currency rate fluctuation on cash and cash equivalents               --            1,008           (3,185)
                                                                                  ------------     ------------     ------------

     Net increase (decrease) in cash and cash equivalents ....................      (1,176,855)       2,091,140       (2,131,674)
     Cash and cash equivalents at beginning of year ..........................       2,573,384        1,511,395        3,602,535
     Adjustment to cash to reflect change in StatSpin Technologies fiscal year         114,866               --               --
                                                                                  ------------     ------------     ------------
     Cash and cash equivalents at end of year ................................    $  1,511,395     $  3,602,535     $  1,470,861
                                                                                  ============     ============     ============

Supplemental schedule of non-cash financing activities:
     Non cash issuance of common stock and common stock warrants .............    $    109,635     $    153,190     $    562,689
     Stock option compensation ...............................................              --          437,770               --
     Issuance of common stock under a stock for
        stock exercise .......................................................              --          103,500               --
     Issuance of warrants in connection
        with development agreements and for other assets .....................       1,774,733               --           65,000
     Issuance of warrants and subordinated note for asset purchase ...........              --        7,927,000               --
     Accrual for common stock and warrant repurchase .........................              --        1,587,084               --
     Issuance of common stock to acquire shares of LDA .......................       2,977,344               --               --
     Tax benefit related to exercise of nonqualified stock options ...........         214,000           77,313               --
     Unpaid common stock issuance costs ......................................              --               --           55,000
     Issuance of notes payable for accrual liabilities .......................              --               --        1,042,027
Supplemental disclosure of cash flow information:
     Cash paid for income taxes ..............................................          21,456           64,100               --
     Cash paid for interest ..................................................          42,698          526,182        1,104,605

---------------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Formation and Business of the Company.

      International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company") operate primarily in one segment. The Company designs, develops, manufactures and markets in vitro diagnostic ("IVD") imaging equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories. AIM combines the Company's capabilities in automated specimen presentation, including its patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and visually present images of microscopic particles in easy-to-use displays. The Company's IVD imaging systems are designed to provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. The Company also provides on-going service and supplies to support equipment sold. The Company's products are sold directly and through distributors primarily to hospital and reference clinical laboratories, as well as, veterinary, physician office and research laboratories.

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

Accounts Receivable:

      IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily hospitals, clinical and research laboratories, and distributors. IRIS performs ongoing credit evaluations of its customers before granting uncollateralized credit. The Company does not have any single customer which accounts for 10% or more of its consolidated revenues.

Inventories:

      Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.


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

Software Development Costs:

     The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of one and one half years to three years is assigned to capitalized software development costs. Amortization expense of software development costs was approximately $41,600, $180,500 and $375,721 for 1995, 1996 and 1997, respectively.

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

      An expense is recognized for common stock, warrants or options issued or repriced for services rendered by a non-employee based on the estimated fair value of the security exchanged.

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

Research and Development Expenditures:

      Except for certain software development costs required to be capitalized as described above (see Software Development Costs), research and development expenditures are charged to operations as incurred. Net research and development expense includes total research and development costs incurred, including costs incurred under research and development grants and contracts, less costs reimbursed under research and development contracts (see Note 17).

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

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. It is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt this new standard in fiscal year 1998.

Certain Risks and Uncertainties:

     Dependence on Instrument Sales: The Company derives most of its revenues from the sale of two families of high-priced instruments - The Yellow IRIS urinalysis workstation, and the PowerGene genetic analyzers. These instruments have list prices ranging from $20,000 to $195,000 depending on model and configuration, and relatively modest declines in unit sales or gross margins for either product line could have a material adverse effect on the Company's revenues and profits.

     Reliance on Single Source Suppliers: Certain key components of the Company's instruments are manufactured according to the Company's specifications or are available only from single suppliers. From time to time, single source suppliers have discontinued production of key components. Although, in the past, the Company has successfully transitioned to new components to replace discontinued components, there can be no assurance that the Company can always successfully transition to satisfactory replacement components or that the Company will always have access to adequate supplies of discontinued components on satisfactory terms during the transition period. The Company's inability to transition successfully to replacement components or to secure adequate supplies of discontinued components on satisfactory terms could have a material adverse effect on the Company.

         Year 2000: The Company has conducted a review of its IVD imaging products and internal computer systems to identify those areas that require Year 2000 compliance. Year 2000 compliance refers to the inability of certain computer systems to recognize dates commencing on January 1, 2000. The Company currently believes that by modifying existing software and converting to new software for certain tasks, Year 2000 compliance will not pose significant marketing or operational problems and is not anticipated to be material to its future financial position or results of operations of the Company.


3.    Inventories.

      Inventories consist of the following:

                                                                                            At December 31,
                                                                              -----------------------------
                                                                                    1996               1997
                                                                              ----------        ----------
                  Finished goods.......................................         $631,116        $  766,525
                  Work-in-process......................................          646,031           788,374
                  Raw materials, parts and sub-assemblies .............        3,561,059         2,184,584
                                                                              ----------        ----------
                                                                              $4,838,206        $3,739,483
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

6.    Purchased Intangibles

Purchased intangibles, at cost, consist of the following:


                                                                                            At December 31,
                                                                              -----------------------------
                                                                                    1996               1997
                                                                              --------------    ----------
                  Goodwill.............................................           $1,377,973      $383,108
                  International distribution channel...................            5,571,728     5,571,728
                  Acquired technology and know-how.....................            3,960,904     3,960,904
                                                                              -------------     ----------
                                                                                  10,910,605     9,915,740
                  Less accumulated amortization........................             (585,845)   (1,318,139)
                                                                              --------------    ----------
                  Total................................................          $10,324,760    $8,597,601
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
                                                                              ==========        ==========

8.    Short Term Borrowings and Notes Payable.

     The Company financed the purchase price for the PSI Acquisition with the Subordinated Note ($7.0 million), the Term Loan ($7.8 million) and the Credit Facility ($1.3 million). The Term Loan and Credit Facility impose certain operating and financial covenants on the Company. Due to an inability to comply with these financial covenants, the Company was in default on both loans at September 30 and December 31, 1996. In April of 1997, the bank waived the default, amended the financial covenants and extended the maturity of both loans. In exchange, the Company agreed to increase the interest rates on both loans and to issue the bank a three year warrant to purchase 50,000 shares of Common Stock at $3.875 per share and additional warrants if the Term Loan was still outstanding on June 1 and July 1, 1997. On June 1 and July 1, 1997, the Company issued three year warrants to purchase 25,000 shares each of common stock at $4.375 and $4.0625 per share, respectively. The warrants were valued for accounting purposes at their estimated aggregate fair value of $129,500.

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


   In 1996, Corange International Limited, an affiliate of the Boehringer Mannheim Group of companies, sold to the Company 469,413 shares of Common Stock and the warrant to purchase 250,000 shares of Common Stock previously acquired from the Company in connection with various joint development projects at their original aggregate purchase price of $2.1 million, or $4.54 per share of Common Stock. During 1997, the Company issued two 8.0% promissory notes in the aggregate amount of $1.0 million due in semi-monthly installments of $100,000 commencing April 1, 1998. These notes constitute the final payments for the repurchase of Common Stock and a warrant from an affiliate of Boehringer Mannheim Corporation, a former joint venture partner.


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

9.    Income Taxes.

      The provision (benefit) for income taxes consisted of the following:


                                                 For the Year Ended December 31,
                            ----------------------------------------------------
Currently payable:                 1995                1996                 1997
                            -----------         -----------         -----------
  Federal                   $    26,000         $   (22,161)        $        --
  State .                        32,956              21,154              60,000
  Foreign                            --                  --              50,000
                            -----------         -----------         -----------
                                 58,956              (1,007)            110,000
                            -----------         -----------         -----------

Deferred:
  Federal                    (3,655,589)         (3,197,790)           (325,000)
  State .                       (50,000)           (259,130)            (78,000)
                            -----------         -----------         -----------
                             (3,705,589)         (3,456,920)           (403,000)
                            -----------         -----------         -----------
                            $(3,646,633)        $(3,457,927)        $  (293,000)
                            ===========         ===========         ===========

      The provision (benefit) for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before income taxes for the years ended December 31, 1995, 1996 and 1997 as follows:

                                                                 For the Year Ended December 31,
                                             ---------------------------------------------------
                                                    1995                1996                1997
                                             -----------         -----------         -----------
Tax provision (benefit) computed at
  Federal statutory rate ............        $  (516,875)        $(3,701,280)        $  (270,738)
Increase (decrease) in taxes due to:
  Change in valuation allowance .....         (3,587,000)            437,000                  --
  Utilization of net
    operating loss carryforward .....           (662,819)                 --                  --
  Write-off of in-process research
    and development .................          1,089,962                  --                  --
  State taxes, net of federal benefit             26,156            (195,807)            (41,903)
  Nondeductible expenses ............            (22,057)             44,220              19,641
  Other .............................             26,000             (42,060)                 --
                                             -----------         -----------         -----------
                                             ($3,646,633)        ($3,457,927)        $  (293,000)
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

      The primary components of temporary differences which give rise to the Company's net deferred tax asset at December 31, 1995, 1996 and 1997 are as follows:

                                                                                     At December 31,
                                                                     -----------------------------------------
                                                                           1995           1996           1997
                                                                     -----------------------------------------
            Depreciation and amortization ...................          $146,200       $200,300       $960,800
            Allowance for doubtful accounts..................            32,400        101,700         99,000
            Accrued liabilities..............................           256,600        338,700        597,700
            Deferred revenue-service contracts...............           145,800         82,800        138,000
            Deferred research and development................           537,000      2,857,000      2,549,000
            Net operating loss carryforwards.................         4,840,000      6,423,900      6,112,000
            Other............................................           118,589        208,350        159,250

            Valuation allowance..............................        (1,563,000)    (2,000,000)    (2,000,000)
                                                                     -----------    -----------    ----------
                                                                     $4,513,589     $8,212,750     $8,615,750
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

11.   Poly Development Agreement.

      On September 29, 1995, Poly U/A Systems, Inc. ("Poly") engaged IRIS to develop several new products based on IRIS and other technology to further enhance automation in the urinalysis field. Under the terms of the project, Poly will have the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS will have the right to use any newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS. Poly has retained IRIS to conduct the research, development, clinical evaluation and pre-market testing of the proposed new products. IRIS will fund the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly will reimburse IRIS for the excess. IRIS has an option until November 29, 1998 to acquire all of the Common Stock of Poly at an aggregate price of $5.1 million. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock. IRIS is also providing financial and administrative services to Poly at cost.

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

12.   Reference Lab Agreement.

      During the first quarter of 1995, IRIS and Boehringer Mannheim GmbH ("BMG"), a German affiliate of Boehringer Mannheim Corporation ("BMC"), announced a joint project to develop a high capacity automated urinalysis system primarily for reference laboratories based on the proprietary technologies of both companies. The program was jointly funded by both companies. In addition to designing specific components on the new system, BMG agreed to pay IRIS a fixed amount of $640,000 for its research and development of the project. In connection with this project and certain distribution considerations, IRIS issued Corange International Limited (an affiliate of BMG) warrants to purchase 250,000 shares of IRIS Common Stock at an exercise price of $7.375 per share and granted Corange International Limited certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants.
The Company later repurchased these securities. See Notes 8 and 13.

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

                                                                           Number of Option Shares
                       ---------------------------------------------------------------------------
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

                                                                                              Option Price        Fair Value at
                                                                                                  Weighted           Grant Date
                                                    Shares                          Range         Average      Weighted Average
                                           --------------------------------------------------------------------------------------
Outstanding at January 1, 1995                     435,901                  $1.10to $5.42            3.39                    --
  Granted                                          217,500                 $4.25 to $7.87           $5.71                 $3.16
  Exercised                                       (21,900)                 $1.10 to $4.00           $2.03                    --

  Canceled or expired                              (9,700)                 $1.57 to $4.00           $2.75                    --
                                           --------------------------------------------------------------------------------------
Outstanding at December 31, 1995                   621,801                 $1.16 to $7.37           $4.22                    --
  Granted                                          650,300                 $3.61 to $8.29           $5.55                 $4.41
  Exercised                                      (116,133)                 $1.75 to $5.00           $2.19                    --

  Canceled or expired                            (131,934)                 $2.90 to $8.29           $5.98                    --
                                           --------------------------------------------------------------------------------------
Outstanding at December 31, 1996                 1,024,034                 $1.90 to $6.22           $3.02

  Granted                                          325,100                 $3.19 to $4.50           $3.73                 $3.84
  Exercised                                       (13,901)                 $1.90 to #3.03           $2.64                    --

  Canceled or expired                             (68,933)                 $2.59 to $6.22           $4.04                    --
                                           --------------------------------------------------------------------------------------
Outstanding at December 31, 1997                 1,266,300                 $3.03 to $4.50           $3.21
                                                 =========                 ==============           =====



Outstanding at December 31, 1997
Weighted average life - 95 months               1,266,300                                           $3.21

Outstanding at December 31, 1996
  Weighted average life -   3 months                1,000                                           $1.90
  Weighted average life - 72 months             1,023,034                                           $3.03


Outstanding at December 31, 1995
  Weighted average life -   10 months             114,134                                           $1.98
  Weighted average life -   78 months             342,667                                           $4.02
  Weighted average life - 117 months              165,000                                           $6.10

Exercisable at December 31, 1997                  537,167                                           $3.03

Exercisable at December 31, 1996
  Weighted average life -   3 months                1,000                                           $1.90
  Weighted average life - 72 months               271,773                                           $3.03

Exercisable at December 31, 1995
  Weighted average life -   10 months             114,134                                           $1.98
  Weighted average life -   72 months              70,334                                           $3.86
  Weighted average life - 117 months                6,267                                           $5.18

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

Warrants:

      At December 31, 1997, the following warrants were outstanding and exercisable:

         Number of Warrants                     Price                 Expiration Date
         ------------------                     -----              ------------------
                     75,000                    $8.125                  March 30, 1998
                    323,000                      6.50              September 29, 1998
                    150,000                      7.80              September 28, 2000
                    875,000                      8.00                   July 31, 2001
                     84,270                      3.56               December 31, 2001
                     50,000                     3.875                January 15, 2000
                     25,000                     4.375                    June 1, 2000
                     10,000                    4.3125                    May 15, 2002
                     25,000                    4.0625                    July 1, 2000
                    188,633                      4.00                  March 29, 2000


14.   Commitments and Contingencies.

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

Litigation

      In July 1996, the Company acquired PSI from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of Common Stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI had previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. The parties are currently engaged in discovery. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on financial position or results of operation of the Company or result in additional dilution to holders of the Common Stock.

15.   Earnings Per Share.

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

      The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share amounts for 1995.

                                           Income            Shares      Per Share Amount
                                           ------            ------      ----------------
Basic EPS
Income available to common
shareholders                           $2,126,412         5,994,739                  $.35

Effects of Dilutive Securities
   Warrants                                    --            95,868                    --
   Options                                     --           156,119                  (.01)

Diluted EPS
Income available to common
shareholders plus assumed               _________          ________                  ____
conversions                            $2,126,412         6,246,726                  $.34
                                       ==========         =========                  ====


      Options and warrants to purchase 475,000 shares of common stock at $7.375 to $8.125 were outstanding during 1995 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the period.

16.   License.

      TOA Medical Electronics Co., Ltd. has developed several urine sediment analyzers under license from IRIS using pre-1989 IRIS technology. IRIS received royalties under this license of $96,000, $43,000, and $513,000 in 1995, 1996 and 1997, respectively.

17. Research and Development Grants and Contracts.

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

     From 1994 to 1996, the Company collaborated with BMC and BMG in the development of CHEMSTRIP/IRIStrip urine test strips and the Model 900UDx. BMC supplies the Company with CHEMSTRIP/IRIStrip urine test strips and has agreed to supply the Company with certain raw materials should the Company elect to manufacture its own urine test strips, subject to royalty payments. The Company was granted the non-exclusive right to distribute certain other BMC urinalysis products to hospitals and commercial laboratories in the United States. The Company manufactures the Model 900UDx with BMG providing certain components on an OEM basis at cost. The Company has exclusive marketing rights to the Model 900UDx in the United States, Canada and Taiwan and non-exclusive rights for the rest of the world outside of Germany and Italy. During 1997, Hoffman-LaRoche acquired the Boehringer Mannheim Group of companies, and BMC and BMG are now operated as Roche Diagnostics.

     In 1992, the Company entered into a project with LDA for development of The White IRIS leukocyte differential analyzer and later acquired LDA for approximately 498,000 shares of the Company's common stock. The FDA cleared The White IRIS in May 1996, but its commercial release has been delayed by other priorities. In 1995, the Company entered into a similar project with Poly which is ongoing for development of several new products to enhance automated urinalysis (the "Poly Products"). The Company has an option until November 29, 1998 to acquire all the common stock of Poly for $5.1 million payable at the Company's discretion in cash or shares of the Company's Common Stock.

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

18.   Unusual Charges

      The results of operations for the year ended December 31, 1996 included unusual charges totaling $1,891,592. Due to the Company's decision not to pursue a previously announced public offering, the Company recognized $685,721 of expenses associated with the offering. The charge also included $617,266 for expenses related to recently completed litigation and arbitration matters. In the fourth quarter of 1996, the Company incurred a charge of $298,113 for severance and other incremental costs associated with a restructuring of the Company's personnel. Legal and accounting expenses for the Company's merger with StatSpin totaled $244,492. Reductions in the net realizable value of other assets totaled $46,000. The results of operations for the year ended December 31, 1997 include certain unusual charges to earnings of $1,338,338 primarily for the write-off of deferred offering costs ($481,325), goodwill associated with the digital refractometer line of business ($704,579) and legal expenses ($152,434) relating to the recently completed Intelligent Medical Imaging, Inc. patent litigation and the pending arbitration matter against Digital Imaging Technologies, Inc.

19.  Foreign Operations and Export Sales

     The Company markets its products worldwide from its operations in the United States and United Kingdom. Sales from the United States are primarily to domestic customers. The majority of revenues from the United Kingdom are to customers in Europe. Selected financial data by primary geographic area for the years ended December 31, 1995, 1996 and 1997 follow.

                                                1995(1)            1996(1)         1997(1)
                                             ------------      ------------      ------------
Sales to unaffiliated
customers:
                          United States      $ 14,488,181      $ 18,894,619      $ 24,259,485

                          United Kingdom               --         1,659,512         2,632,587
                                             ------------      ------------      ------------
                                             $ 14,488,181      $ 20,554,131      $ 26,892,072
                                             ============      ============      ============


Operating profit or loss

                          Unites States      $ (1,801,958)     $(10,568,268)     $    813,767

                          United Kingdom               --           134,121          (529,784)
                                             ------------      ------------      ------------
                                             $ (1,801,958)     $(10,434,147)     $    283,983
                                             ============      ============      ============

Identifiable assets

                          United States      $ 22,202,545      $ 31,124,766      $ 26,685,635

                          United Kingdom               --         6,735,479         6,048,942
                                             ------------      ------------      ------------
                                             $ 22,202,545      $ 37,860,245      $ 32,734,577
                                             ============      ============      ============

Export sales

                          United States      $    342,091      $    490,905      $  1,158,127
                                             ============      ============      ============

(1) The years ended December 31, 1995 and 1996 include write-offs of acquired in process research and development totaling $2.9 million and $7.3 million, respectively. The years ended December 31, 1996 and 1997 include unusual charges of $1.9 million and $1.3 million, respectively.

20.   Selected Quarterly Financial Data (Unaudited)

      The following table summarizes certain financial information by quarter for 1996 and 1997:


                                                                                                         1996 Quarter Ended
                                                        -------------------------------------------------------------------
                                                               March 31           June 30      September 30     December 31
                                                        -------------------------------------------------------------------
        Net revenues                                         $3,925,931        $4,823,455        $5,564,536      $6,283,132
        Gross margin on net revenues                          1,884,682         2,458,214         2,219,095       2,694,226
        Other income (expense), net                              60,413            80,753         (187,700)       (405,434)
        Net income (loss)                                       206,912           351,116       (6,250,834)     (1,735,382)
        Net income (loss) per share - Basic                        $.03              $.06            $(.98)          $(.30)
        Net income (loss) per share - Diluted                      $.03              $.05            $(.98)          $(.30)

        The quarters ended March 31 and June 30, 1996 include unusual charges totaling $199,365 and $70,740, respectively, relating to StatSpin merger expenses. The quarter ended September 30, 1996 includes unusual charges totaling $1,047,310 relating to the write-off of deferred offering costs, litigation and arbitration matters and write-down of other assets and includes the write-off of acquired in-process research and development of $7,250,000. The quarter ended December 31, 1996 includes unusual charges totaling $421,064 relating to litigation and arbitration matters and $298,113 for severance and other incremental costs associated with a restructuring of the Company's personnel.

                                                                                                       1997 Quarter Ended
                                                    ---------------------------------------------------------------------
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

21.     Subsequent Event (Unaudited)

        On May 8, 1998, the Company terminated the City National Bank revolving line of credit and repaid the related term loan with the proceeds of a new credit facility (the "New Facility") from Foothill Capital Corporation, a division of Norwest Bank. The new credit facility consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and subject to a combined limit of $7.0 million for the entire credit facility. The Company had $2.0 million available under the line of credit at inception. The term loan bears interest at the lender's prime rate (8.5% on May 8, 1998) plus 3% and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1%. The new credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditure and cash dividends.

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

(2) Relates to change and/or utilization in valuation allowance

                                  EXHIBIT INDEX

  No.                                                         Description
  ---                                                         -----------
  3.1(a)       --    Certificate of Incorporation, as amended (1)
  3.1(b)       --    Certificate of Designations of Series A Convertible Preferred Stock (2)
  3.2          --    Restated Bylaws (3)
  4.1          --    Specimen of Common Stock Certificate (4)
  4.1          --    Certificate of Designations of Series A Convertible Preferred Stock (2)
  10.1         --    Lease of the Company's headquarters facility, as amended (5)
  10.2(a)      --    1982 Stock Option Plans and form of Stock Option Agreement (6)
  10.2(b)      --    1983 and 1986 Stock Option Plans, and forms of Stock Option Agreements for each Plan (7)
  10.2(c)      --    Amended and Restated 1986 Stock Option Plan (8)
  10.2(d)      --    1994 Stock Option Plan and forms of Stock Option Agreements (9)
  10.2(e)      --    Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan (10)
  10.2(f)      --    Key Employee Stock Purchase Plan (11)
  10.2(g)      --    1997 Stock Option Plan and form of Stock Option Agreement (18)
  10.3(a)      --    Various Agreements with TOA Medical Electronics Company, Ltd. (12)
  10.3(b)      --    Patent License Agreement dated April 1, 1997 between the Company and TOA Medical
                     Electronics Company, Ltd. (20)
  10.3(c)      --    Termination, Release and Reassignment of Security Interest dated October 30, 1997 executed by TOA Medical Electronics Company, Ltd. in favor of the Company (20)
  10.4(a)      --    Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation (13)
  10.4(b)      --    Research and Development and Distribution Agreement dated February 6, 1995 by and among the Company, LDA Systems, Inc. and Corange International Limited (13)
  10.4(c)      --    Amendment to Distribution Agreements (14)
  10.5         --    Warrant Certificate dated March 20, 1995 issued to Biovation, Inc. (13)
  10.6(a)      --    Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A Systems, Inc. (15)
  10.6(b)      --    Research and Development Agreement dated as of September 29, 1995 between the
                     Company and Poly U/A Systems, Inc. (15)
  10.6(c)      --    $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in favor of the Company (15)
  10.6(d)      --    Certificate of Incorporation of Poly U/A Systems, Inc. (See Article FOUR regarding the IRIS
                     Option) (15)
  10.6(e)      --    Form of Series D Warrant (20)
  10.6(f)      --    Form of Series E Warrant (20)
  10.6(g)      --    Form of Series F Warrant (20)
  10.7(a)      --    Agreement and Plan of Merger dated January 31, 1996 between the Company and StatSpin,
                     Inc. (16)
  10.7(b)      --    Registration Rights Agreement dated January 31, 1996 between the Company and StatSpin
                     Stockholders (16)
  10.7(c)      --    Employment Agreement dated January 30, 1996 with Thomas F. Kelley (16)
  10.7(d)      --    Letter Agreement dated October 4, 1997 amending Employment
                     Agreement of Thomas F. Kelley (20)
  10.8(a)      --    Asset Purchase Agreement dated as of July 15, 1996 by and among the Company, Digital
                     Imaging Technologies, Inc., Perceptive Scientific Instruments, Inc. and Perceptive Scientific
                     Technologies, Inc. (17)
  10.8(b)      --    Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and
                     Digital Imaging Technologies, Inc. (10)
  10.8(c)      --    Warrant Certificate dated July 31, 1996 issued to Digital Imaging Technologies, Inc. (10)
  10.8(d)      --    Stockholder Guaranty Agreement dated July 31, 1996 between Edward Randall, III and PSII
                     Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                     Scientific Instruments, Inc.) (10)
  10.8(e)      --    Non-Competition Agreement dated as of July 15, 1996 between Edward Randall, III and PSII
                     Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive
                     Scientific Instruments, Inc.) (10)
  10.8(f)      --    Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging
                     Systems, Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive Scientific Instruments, Inc.) (10)
  10.9         --    $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of Digital
                     Imaging Technologies, Inc. (10)

  10.10(a)     --    $1,500,000 Promissory Note dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(b)     --    Change in Terms Agreement dated as of January 3, 1997 (Revolving Credit Facility) (19)
  10.10(c)     --    Supplemental Terms letter dated July 29, 1996 (Revolving Credit Facility) (10)
  10.10(d)     --    Supplemental Terms Letter dated as of January 3, 1997 (Revolving Credit Facility) (19)
  10.10(e)     --    $4,900,000 Amended and Restated Promissory Note dated as of January 3, 1997 (Term
                     Loan) (19)
  10.10(f)     --    Supplemental Terms Letter dated as of January 3, 1997 (Term Loan) (19)
  10.10(g)     --    Waiver of Default dated as of January 3, 1997 (19)
  10.10(h)     --    Warrant to Purchase Common Stock dated March 15, 1997 issued to City National Bank (19)
  10.10(i)     --    Commercial Security Agreement dated July 29, 1996 (10)
  10.10(j)     --    Commercial Pledge Agreement dated July 29, 1996 (10)
  10.10(k)     --    Various Additional Security Agreements dated as of January 3, 1997 (19)
  10.10(l)     --    Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank (20)
  10.10(m)     --    Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank (20)
  10.11(a)     --    Securities Purchase Agreement dated December 31, 1996 by and between the Company and
                     Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.11(b)     --    Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex
                     Convertible Growth Fund I, L.P. (2)
  10.11(c)     --    Registration Rights Agreement dated December 31, 1996 by and between the Company and
                     Thermo Amex Convertible Growth Fund I, L.P. (2)
  10.12        --    Commitment Letter of Foothill Capital Corporation dated March 30, 1998 (20)
  24           --    Consent of Coopers & Lybrand L.L.P.
  27.1         --    Financial Data Schedule (1997) (20)
  27.2         --    Financial Data Schedule (Quarter 1997) (20)
  27.3         --    Financial Data Schedule (1995 and 1996)



-------------------

         Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:


  (1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
  (2)    Current Report on Form 8-K dated January 15, 1997.
  (3)    Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
  (4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).
  (5) Annual Report on Form 10-K for the year ended December 31, 1989, its quarterly report on Form 10-Q for the quarter ended September 30, 1993 and its Annual Report on Form 10-K for the year ended December 31, 1994.
  (6) Registration Statement on Form S-2, as filed with the Securities and Exchange Commission on September 4, 1985 (File No. 2-99240).
  (7) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).
  (8)    Annual Report on Form 10-K for the year ended December 31, 1992.
  (9) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
  (10)   Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
  (11)   Registration Statement on Form S-8 filed January 3, 1997.
  (12) Current Report on Form 8-K dated July 15, 1988 and its quarterly report on Form 10-Q for the quarter ended June 30, 1995.
  (13)   Annual Report on Form 10-K for the year ended December 31, 1994.
  (14)   Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
  (15)   Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.
  (16)   Annual Report on Form 10-K for the year ended December 31, 1995.
  (17)   Current Report on Form 8-K filed July 17, 1996.
  (18) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
  (19)   Annual Report on Form 10-K for the year ended December 31, 1996.
  (20)   Annual Report on Form 10-K for the year ended December 31, 1997.