Form 10-Q
period 1998-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1998-08-19
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                            Commission File
June 30, 1998                                                        No. 1-11181

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


                              Yes  [X]    No  [ ]


The number of shares of Common Stock of the registrant outstanding as of July 31, 1998 was 6,312,986.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


                               INDEX TO FORM 10-Q

                Three and Six Months Ended June 30, 1998 and 1997


                                                                                            PAGE

PART 1 -   FINANCIAL INFORMATION

           ITEM 1 - Consolidated Financial Statements

           Consolidated Balance Sheets........................................................2


           Consolidated Statements of Operations..............................................3


           Consolidated Statements of Cash Flows..............................................5


           Consolidated Statements of Comprehensive Income....................................6


           Notes to Consolidated Financial Statements.........................................7


           ITEM 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations............................13


PART 2 -   OTHER INFORMATION

           ITEM 1 - Legal Proceedings........................................................18

           ITEM 4 - Submission of Votes to Security Holders..................................18

           ITEM 6 - Exhibits and Reports on Form 8-K

           (a) Exhibits......................................................................19
           (b) Reports on Form 8-K...........................................................19


SIGNATURE....................................................................................19

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                          At December 31,            At June 30,
                                                                                    1997                   1998
                                                                          -------------------------------------
                                                                                                    (unaudited)
Current assets:
Cash and cash equivalents                                                   $  1,470,861           $  1,697,454
Short-term investments                                                            25,000                 25,000
Accounts receivable, net of allowance for doubtful
  accounts of $267,579 in 1997 and $280,439 in 1998                            5,319,539              5,139,733
Inventories                                                                    3,739,483              3,989,703
Prepaid expenses and other current assets                                        259,822                295,440
Deferred tax asset                                                               993,950                993,950
                                                                            ------------           ------------
     Total current assets                                                     11,808,655             12,141,280

Property and equipment, at cost, net of accumulated depreciation               1,847,746              1,751,408
Purchased intangibles, net of accumulated amortization                         8,597,601              8,138,746
Software development costs, net of accumulated amortization of
  $1,223,601 in 1997 and $1,399,785 in 1998                                    1,080,106              1,119,522
Deferred tax asset                                                             7,621,800              7,789,345
Other assets                                                                   1,778,669              1,884,428
                                                                            ------------           ------------
     Total assets                                                           $ 32,734,577           $ 32,824,729
                                                                            ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                     $    850,000           $    600,000
  Current portion of long-term debt                                            3,400,000              1,200,000
  Accounts payable                                                             2,613,297              2,747,445
  Accrued expenses                                                             2,383,946              2,549,687
  Deferred income - service contracts and other                                  911,459                923,705
                                                                            ------------           ------------
     Total current liabilities                                                10,158,702              8,020,837

Subordinated note payable                                                      7,000,000              7,000,000
Deferred income - service contracts and other                                    241,507                330,207
Notes payable, long-term portion                                                 542,027              2,542,027
                                                                            ------------           ------------
     Total liabilities                                                        17,942,236             17,893,071

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value
    Authorized:  3,000,000 shares
    Convertible Series A,
    Shares issued and outstanding:  1997 and 1998 - 3,000
    ($3,000,000 liquidation preference)                                               30                     30
  Common stock, $.01 par value
    Authorized:  15,600,000 shares
    Shares issued and outstanding:
    1997 - 6,259,728, 1998 - 6,302,986                                            62,597                 63,030
  Additional paid-in capital                                                  37,788,536             37,954,764
  Treasury stock, at cost (26,240 shares in 1997 and none in 1998)              (103,500)                    --
  Unearned compensation                                                         (333,495)              (264,848)
  Foreign currency translation adjustment                                         35,877                 43,670
  Accumulated deficit                                                        (22,657,704)           (22,864,988)
                                                                            ------------           ------------
          Total shareholders' equity                                          14,792,341             14,931,658
                                                                            ------------           ------------
          Total liabilities and shareholders' equity                        $ 32,734,577           $ 32,824,729
                                                                            ============           ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                    For the three months ended June 30,
                                                                    ----------------------------------
                                                                            1997                  1998
                                                                    ------------          ------------

Sales of IVD imaging systems                                        $  2,840,378          $  2,739,827
Sales of IVD imaging supplies and services                             2,599,796             2,957,675
Sales of small instruments and supplies                                1,049,743               985,637
Royalties and licensing revenues                                         114,367                23,891
                                                                    ------------          ------------

Net revenues                                                           6,604,284             6,707,030
                                                                    ------------          ------------

Cost of goods - IVD imaging systems                                    1,487,239             1,812,186
Cost of goods - IVD imaging supplies and services                      1,287,294             1,509,584
Cost of goods - small instruments and supplies                           591,421               536,569
                                                                    ------------          ------------

Cost of goods sold                                                     3,365,954             3,858,339
                                                                    ------------          ------------

Gross margin                                                           3,238,330             2,848,691

Marketing and selling                                                  1,203,725             1,220,030
General and administrative                                               803,190               942,400
Research and development, net                                            659,840               419,105
Intangibles amortization                                                 313,092               290,004
Unusual legal expenses                                                     2,892                48,922
                                                                    ------------          ------------

Total operating expenses                                               2,982,739             2,920,461

Operating income                                                         255,591               (71,770)

Other income (expense):
   Interest income                                                        13,969                18,390
   Interest expense                                                     (281,494)             (288,212)
   Other income                                                           35,917                 6,546
                                                                    ------------          ------------

Income (loss) before provision (benefit) for income taxes                 23,983              (335,046)

Provision (benefit) for income taxes                                       6,653              (123,956)
                                                                    ------------          ------------

Net income (loss)                                                   $     17,330          $   (211,090)
                                                                    ============          ============

Net income (loss) per common share - basic                          $        .00          $       (.03)
                                                                    ============          ============

Net income (loss) per common share - diluted                        $        .00          $       (.03)
                                                                    ============          ============

Weighted average number of common shares - basic                       5,995,659             6,278,417
                                                                    ============          ============

Weighted average number of common shares and common
    share equivalents outstanding for the period - diluted             7,027,052             6,278,417
                                                                    ============          ============


---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                  For the six months ended June 30,
                                                                 -----------------------------------
                                                                         1997                   1998
                                                                 ------------           ------------

Sales of IVD imaging systems                                     $  5,319,667           $  5,185,764
Sales of IVD imaging supplies and services                          5,219,120              5,925,876
Sales of small instruments and supplies                             2,153,037              2,097,281
Royalty and license revenue                                           202,495                 90,750
                                                                 ------------           ------------

Net revenues                                                       12,894,319             13,299,671
                                                                 ------------           ------------

Cost of goods - IVD imaging systems                                 2,715,924              3,080,168
Cost of goods - IVD imaging supplies and services                   2,668,519              2,851,167
Cost of goods - sales of small instruments and supplies             1,166,062              1,164,818
                                                                 ------------           ------------

Cost of goods sold                                                  6,550,505              7,096,153
                                                                 ------------           ------------

Gross margin                                                        6,343,814              6,203,518

Marketing and selling                                               2,486,951              2,486,490
General and administrative                                          1,741,339              1,760,110
Research and development, net                                       1,135,794              1,072,903
Intangibles amortization                                              624,960                579,492
Unusual legal charges                                                  98,021                 86,588
                                                                 ------------           ------------

Total operating expenses                                            6,087,065              5,985,583

Operating income                                                      256,749                217,935

Other income (expense):
   Interest income                                                     33,651                 26,559
   Interest expense                                                  (592,238)              (559,447)
   Other income (expense)                                              35,917                (14,069)
                                                                 ------------           ------------

Loss before benefit for income taxes                                 (265,921)              (329,022)

Benefit for income taxes                                              (81,176)              (121,738)
                                                                 ------------           ------------

Net loss                                                             (184,745)              (207,284)

Less imputed preferred stock dividend                                (450,000)                    --
                                                                 ------------           ------------

Net loss available to common shareholders                        $   (634,745)          $   (207,284)
                                                                 ============           ============

Net loss per common share - basic                                $       (.11)          $       (.03)
                                                                 ============           ============

Net loss per common share - diluted                              $       (.11)          $       (.03)
                                                                 ============           ============

Weighted average number of common share - basic                     5,968,992              6,274,985
                                                                 ============           ============

Weighted average number of common shares and common
share equivalents outstanding for the period                        5,968,992              6,274,985
                                                                 ============           ============


---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                For the six months ended June 30,
                                                                                       1997                  1998
                                                                               ------------          ------------

Cash flow from operating activities:
     Net loss                                                                  $   (184,745)         $   (207,284)
    Adjustments to reconcile net loss to cash provided by
    operations:
       Deferred tax benefit                                                        (124,534)             (167,545)
       Depreciation and amortization                                              1,427,589             1,258,612
       Common stock and stock option compensation amortization                      133,062               129,956
    Changes in assets and liabilities:
       Accounts receivable - trade and other                                        (13,778)              (24,973)
       Service contracts, net                                                       189,321               214,254
       Inventories                                                                  303,292              (251,179)
       Prepaid expenses and other current assets                                    (82,767)              (16,480)
       Other assets                                                                 (28,240)             (124,088)
       Accounts payable                                                            (818,988)              131,876
       Accrued expenses                                                            (102,967)              167,017
       Deferred income - other                                                      (52,495)               27,027
                                                                               ------------          ------------
Net cash provided by operating activities                                           644,750             1,137,193
                                                                               ------------          ------------

Cash flow from investing activities:
    Acquisition of property and equipment                                          (206,969)             (307,810)
    Software development costs                                                     (243,522)             (215,600)
    Acquisition of other assets                                                     (30,000)                   --
    Decrease in short-term investments                                              542,589                    --
                                                                               ------------          ------------
Net cash provided (used) by investing activities                                     62,098              (523,410)
                                                                               ------------          ------------

Cash flow from financing activities:
    Borrowings under credit facility                                              1,510,000             3,600,000
    Repayments of credit facility                                                (1,746,755)           (3,350,000)
    Repayment of notes payable                                                   (2,000,000)             (700,000)
    Installment payment on repurchase of common stock                              (545,057)                   --
    Issuance of common stock and warrant for cash                                   138,088               194,895
    Deferred stock or debt issuance costs                                          (319,764)             (130,018)
                                                                               ------------          ------------
Net cash used by financing activities                                            (2,963,488)             (385,123)
                                                                               ------------          ------------

Effect of foreign currency fluctuation on cash and cash equivalents                  (9,051)               (2,067)
                                                                               ------------          ------------
Net increase (decrease) in cash and cash equivalents                             (2,265,691)              226,593
Cash and cash equivalents at beginning of period                                  3,602,535             1,470,861
                                                                               ------------          ------------
Cash and cash equivalents at end of period                                     $  1,336,844          $  1,697,454
                                                                               ============          ============

Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for services                          $    116,079          $     75,266
    Capital lease obligation incurred                                                    --                70,000
    Issuance of common stock in satisfaction of liabilities                         270,699                13,956
    Issuance of warrants to purchase common stock                                   183,680                    --
    Issuance of note payable for accrued liabilities                                545,057                    --
    Deferred stock issuance costs not paid                                           54,544                    --
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                          572,958               519,707
    Cash paid for income taxes                                                       13,000                85,000


----------------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                      For the three months ended June 30,
                                                      -----------------------------------
                                                              1997                   1998
                                                      ------------           ------------

Net income (loss)                                     $     17,330           $   (211,090)

     Other comprehensive income,
     foreign currency translation adjustment                 1,485                  1,798
                                                      ------------           ------------

Comprehensive income (loss)                           $     18,815           $   (209,292)
                                                      ============           ============


                                                       For the six months ended June 30,
                                                      -----------------------------------
                                                              1997                   1998
                                                      ------------           ------------

Net loss                                              $   (184,745)          $   (207,284)

     Other comprehensive income,
     foreign currency translation adjustment               (35,117)                 7,793
                                                      ------------           ------------

Comprehensive loss                                    $   (219,862)          $   (199,491)
                                                      ============           ============


-----------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY.

     International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company") operate in three segments. See Note 13-Segment and Geographic Information. The Company designs, develops, manufactures and markets in vitro diagnostic ("IVD") equipment, including imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, and special purpose centrifuges and other small instruments for specimen preparation in microscopic and other procedures performed in clinical laboratories. The Company also provides ongoing service and supplies to support the equipment sold.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and 1997 and the results of its operations for the three and six month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K/A. Interim results are not necessarily indicative of results for a full year.

Segment Reporting:

     In the second quarter of 1998, the Company adopted Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See
Note 13-"Segment and Geographic Information".

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

     No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the six months ended June 30, 1998:


     Beginning balance                                          $35,877
     Current period change                                        7,793
                                                                -------
     Ending balance                                             $43,670
                                                                =======

4.   INVENTORIES.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

                                              At December 31, 1997              At June 30, 1998
                                              --------------------              ----------------

     Finished goods                                   $    766,525                  $    614,988
     Work-in-process                                       788,374                       409,510
     Raw materials, parts and sub-assemblies             2,184,584                     2,965,205
                                                      ------------                  ------------
                                                      $  3,739,483                  $  3,989,703
                                                      ============                  ============

5.   PURCHASED INTANGIBLES.

     Purchased intangibles, at cost, consist of the following:

                                         At December 31, 1997      At June 30, 1998
                                         --------------------      ----------------

     Goodwill                                    $    383,108          $    383,108
     International distribution channel             5,571,728             5,571,728
     Acquired technology and know-how               3,960,904             3,960,904
                                                 ------------          ------------
                                                    9,915,740             9,915,740
     Less accumulated amortization                 (1,318,139)           (1,776,994)
                                                 ------------          ------------

     Total                                       $  8,597,601          $  8,138,746
                                                 ============          ============

6.   SHORT TERM BORROWINGS AND NOTES PAYABLE.

     As of June 30, 1998, the Company's liabilities included $3.5 million outstanding under a credit agreement. On May 8, 1998, the Company refinanced its bank loan with the proceeds of a new credit facility from Foothill Capital Corporation, a division of Norwest Bank. The new credit facility consisted of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The Company has approximately $1.8 million available under the line of credit at June 30, 1998. The term loan bears interest at the lender's prime rate (8.5% on June 30, 1998) plus 3.0% and is payable in 36 equal monthly installments. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The new credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

     On June 30, 1998, the Company had outstanding notes payable in the aggregate amount of $842,027 from the repurchase of common stock and warrants from a former strategic partner in 1996. The notes bear interest at the rate of 8%, and principal is due in bi-monthly installments of $100,000.

7.   CAPITAL STOCK.

Stock Issuances:

     During the six months ended June 30, 1998, the Company (i) issued 27,286 shares of common stock in exchange for $48,309 in cash and services under the Key Employee Stock Purchase Plan, (ii) issued options to purchase 138,900 shares of common stock under the Company's stock option plans and (iii) cancelled options to purchase 56,367 shares of common stock. Options for 37,732 shares of common stock were exercised during the period. At June 30, 1998, options to purchase 1,311,101 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2008. The exercise price for these options ranges from $2.13 to $4.50 per share, for an aggregate exercise price of approximately $4.3 million. At June 30, 1998, there were 603,067 shares of common stock available for the granting of future options.

     During the six months ended June 30, 1998, warrants were exercised to purchase 12,778 shares of common stock for $49,487. Also, warrants to purchase an additional 75,000 shares of common stock were issued for cash proceeds of $35,000, and 70,098 stock options outstanding relating to the StatSpin acquisition expired unexercised.

     In June 1998, the Company shareholders adopted a new stock option plan under which it may grant non-qualified stock options and incentive stock options. Under the 1998 Plan, the Company is authorized to issue options up to an aggregate of 600,000 shares of common stock at 100% of the fair market value of a share of common stock at the date of grant with a duration of up to ten years. The Plan expires on March 22, 2008.

Warrants:

     At June 30, 1998, the following warrants were outstanding and exercisable:

                       Number of Warrants                     Price             Expiration Date
                       ------------------                     -----             ---------------

                                  292,900                     $6.50             September 29, 1998
                                   50,000                      3.875            January 15, 2000
                                  298,633                      4.00             March 29, 2000
                                   25,000                      4.375            June 1, 2000
                                   25,000                      4.0625           July 1, 2000
                                  123,000                      7.80             September 28, 2000
                                  875,000                      8.00             July 31, 2001
                                   84,270                      3.56             December 31, 2001
                                   10,000                      4.31             May 15, 2002

8.   COMMITMENTS AND CONTINGENCIES .

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

9.   RESEARCH AND DEVELOPMENT GRANTS AND CONTRACTS.

     Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                               Three Months Ended June 30,          Six Months Ended June 30, 1998
                             -------------------------------        -------------------------------
                                     1997               1998                1997               1998
                             ------------       ------------        ------------       ------------
     Reimbursements          $    337,771       $    369,626        $    650,309       $    575,750
     Costs                        564,964            341,599             898,518            636,385
                             ------------       ------------        ------------       ------------
     Net costs               $    227,193       $    (28,027)       $    248,209       $     60,635
                             ============       ============        ============       ============

     Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

10.  UNUSUAL CHARGES.

     The results of operations for the six month period ended June 30, 1998, include unusual charges totaling $86,588 and are primarily legal expenses relating to the pending arbitration matter with DITI. The unusual charges in the comparable period last year totaled $98,021 and are primarily legal expenses related to a completed arbitration matter.

11.  INCOME TAXES.

     The income tax benefit for the three and six month period ended June 30, 1998 was $123,956 and $121,738, respectively, as compared to an income tax provision of $6,653 and income tax benefit of $81,176, respectively, for the comparable periods last year. The income tax provision and benefits differs from the federal statutory rate due to state, local and foreign income taxes and permanent differences between income reported for financial statement and income tax purposes.

12.  EARNINGS PER SHARE.

     The computation of per share amounts for the three and six months ended June 30, 1998 and the six months ended June 30, 1997 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 3,094,904 and 3,016,483, shares of common stock outstanding during the three and six months ended June 30, 1998 and six months ended June 30, 1997, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Preferred stock convertible into 842,697 and 887,574 common shares at June 30, 1997 and 1998, respectively, was also not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

     In early 1997 the staff of the Securities and Exchange Commission ("SEC staff") announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The SEC staff has taken the position, that solely for purposes of calculating earnings per share the potential discount is an imputed dividend to the preferred stockholders, which reduces the amount of earnings available to common stockholders. Accordingly, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in the three-month period ended March 31, 1997.

     The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share amounts for the three months ended June 30, 1997.

                                                     Income             Shares   Per Share Amount
                                                     ------             ------   ----------------
     Basic EPS
     Income available to Common
       Shareholders                            $     17,330          5,995,659       $        .00

     Effects of Dilutive Securities
          Warrants                                       --              1,897                 --
          Options                                        --            186,799                 --
          Convertible Preferred Stock                    --            842,697                 --

     Diluted EPS
     Income available to Common
       Shareholders plus Assumed
                                               ------------       ------------       ------------
       Conversions                             $     17,330          7,027,052       $        .00
                                               ============       ============       ============

     Options and warrants to purchase 1,801,333 shares of common stock at $3.875 to $8.125 per share outstanding during the three months ended June 30, 1997, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the period.

13.  SEGMENT AND GEOGRAPHIC INFORMATION.

     In the quarter ended June 30, 1998, the Company adopted FAS 131, replacing FAS 14. (See Note 2-Segment Reporting.) Under FAS 14 the Company operated in one industry segment. The Company is organized on the basis of products and related services and under FAS 131 operates in three segments- (1) urinalysis, (2) genetic analysis and (3) small laboratory devices.

     The urinalysis segment designs, develops, manufactures and markets IVD imaging systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis. In December 1997, this segment also began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer. The segment also provides ongoing sales of supplies and service necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, these products are sold through distributors. This segment has also had a major program over a number of years to develop The White IRIS leukocyte differential analyzer. While the FDA cleared The White IRIS leukocyte differential analyzer in May 1996, its commercial release was temporarily delayed by other priorities such as the introduction of the Model 900 UDx urine pathology workstation and UF-100 urine cell analyzer.

     The genetic analysis segment designs, develops, manufactures and markets IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. These products are sold in the United States through a direct sales force and internationally through it's United Kingdom subsidiary directly and through distributors and agents.

     The small laboratory devices segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology and urinalysis. These products are sold throughout the world through distributors.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in this report on Form 10-Q and in the Company's report on Form 10-K/A for the year ended December 31, 1997. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges ("Segment Profit").

     The table below presents information about reported segments for the three and six month periods ending June 30, 1998 and 1997:

     Three Months Ended June 30, 1998:

                                   Urinalysis          Genetic       Small Laboratory     Unallocated           Total
                                                      Analysis            Devices          Corporate
                                                                                           Expenses
                                  ------------      ------------       ------------      ------------       ------------

     Revenues                     $  4,370,595      $  1,350,798       $    985,637                         $  6,707,030

     Interest income              $      8,997      $      3,471       $      5,922                         $     18,390

     Interest expense             $      2,238      $    285,974       $         --                         $    288,212

     Depreciation and             $    256,865      $    377,433       $     43,123      $     16,982       $    694,403
     amortization

     Segment profit (loss)        $    685,185      $   (794,436)      $    192,990      $   (418,785)      $   (335,046)

     Segment assets               $ 20,311,157      $ 10,525,709       $  1,987,863                         $ 32,824,729

     Investment in long term      $    187,823      $     70,542       $     17,433                         $    275,798
     assets


     Three Months Ended June 30, 1997:

                                   Urinalysis          Genetic       Small Laboratory     Unallocated           Total
                                                      Analysis            Devices          Corporate
                                                                                           Expenses
                                  ------------      ------------       ------------      ------------       ------------


     Revenues                     $  3,882,017      $  1,605,368       $  1,116,899                         $  6,604,284

     Interest income              $      4,924      $      2,210       $      6,835                         $     13,969

     Interest expense             $         --      $    281,494       $         --                         $    281,494

     Depreciation and             $    384,900      $    364,467       $     89,921      $     15,795       $    855,083
     amortization

     Segment profit (loss)        $    555,624      $   (469,041)      $    229,549      $   (292,149)      $     23,983

     Segment assets               $ 19,572,509      $ 10,761,658       $  2,793,021                         $ 34,127,188

     Investment in long term      $    230,532      $     57,130       $        900                         $    288,562
     assets

     Six Months Ended June 30, 1998:

                                   Urinalysis          Genetic       Small Laboratory     Unallocated           Total
                                                      Analysis            Devices          Corporate
                                                                                           Expenses
                                  ------------      ------------       ------------      ------------       ------------


     Revenues                     $  8,376,637      $  2,825,753       $  2,097,281                         $ 13,299,671

     Interest income              $     11,817      $      3,471       $     11,271                         $     26,559

     Interest expense             $      2,238      $    557,209       $         --                         $    559,447

     Depreciation and             $    503,455      $    764,319       $     85,758      $     35,036       $  1,388,568
     amortization

     Segment profit (loss)        $  1,433,701      $ (1,398,425)      $    417,547      $   (781,845)      $   (329,022)

     Investment in long term      $    310,070      $    171,849       $     41,491                         $    523,410
     assets


     Six Months Ended June 30, 1997:

                                   Urinalysis          Genetic       Small Laboratory     Unallocated           Total
                                                      Analysis            Devices          Corporate
                                                                                           Expenses
                                  ------------      ------------       ------------      ------------       ------------


     Revenues                     $  7,678,962      $  2,995,164       $  2,220,193                         $ 12,894,319

     Interest income              $     24,606      $      2,210       $      6,835                         $     33,651

     Interest expense             $         --       $    592,238      $         --                         $    592,238

     Depreciation and             $    691,618      $    706,675       $    126,681      $     35,677       $  1,560,651
     amortization

     Segment profit (loss)        $  1,161,235      $ (1,114,978)      $    519,587      $   (831,765)      $   (265,921)

     Investment in long term      $    367,690      $    106,099       $      6,702                         $    480,491
     assets


     The Company ships products from three locations in the United States and from its subsidiary in the United Kingdom. The following is sales by its United States and United Kingdom locations for the three and six-month periods ended June 30, 1998 and 1997:

                                               Three Months                     Six Months Ended
                                             Ended June 30,                             June 30,
                              -----------------------------        -----------------------------
                                      1997             1998                1997             1998
                              ------------     ------------        ------------     ------------
     Sales

          United States       $  6,200,903     $  5,832,635        $ 11,705,624     $ 11,457,544

          United Kingdom           403,381          874,395           1,188,695        1,842,127
                              ------------     ------------        ------------     ------------

                              $  6,604,284     $  6,707,030        $ 12,894,319     $ 13,299,671
                              ============     ============        ============     ============


     The following is long-lived assets information by geographic area as of June 30, 1998 and 1997:

                                                At June 30,
                              -----------------------------
                                      1997             1998
                              ------------     ------------
     Long lived assets

          United States       $ 16,368,510     $ 15,445,571

          United Kingdom         5,522,875        5,237,878
                              ------------     ------------

                              $ 21,891,385     $ 20,683,449
                              ============     ============

     Revenues of the urinalysis segment from a single foreign distributor located in one foreign country totaled $811,747 and $1,005,832 in the three and six months periods ended June 30, 1998, respectively.

14.  RECENTLY ISSUED ACCOUNTING STANDARDS.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.


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

     The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                         Three Months Ended June 30,       Six Months Ended June 30,
                                                        ----------------------------    ----------------------------
                                                                1997            1998            1997            1998
                                                        ------------    ------------    ------------    ------------
     Research and development expense, net              $    660,000    $    419,000    $  1,136,000    $  1,073,000
     Capitalized software development costs                  119,000         121,000         244,000         216,000
     Reimbursed costs for research and
       Development grants and contracts                      338,000         370,000         650,000         576,000
                                                        ------------    ------------    ------------    ------------
             Total product technology expenditures      $  1,117,000    $    910,000    $  2,030,000    $  1,865,000
                                                        ============    ============    ============    ============

     The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

     In the quarter ended June 30, 1998, the Company adopted FAS 131, replacing FAS 14. (See Note 2-Segment Reporting.) Under FAS 14, the Company operated in one industry segment. The Company is organized on the basis of products and related services and under FAS 131 operates in three segments: (1) urinalysis,
(2) genetic analysis and (3) small laboratory devices. See Note 13 - "Segment and Geographic Information."

RESULTS OF OPERATIONS

     COMPARISON OF QUARTER ENDED JUNE 30, 1998 TO QUARTER ENDED JUNE 30, 1997

     Net revenues for the quarter ended June 30, 1998 increased to $6.7 million from $6.6 million, an increase of $103,000 or 2% over the comparable period last year. Sales of IVD imaging systems decreased to $2.7 million from $2.8 million, a decrease of $101,000 or 4% from the comparable period last year. Revenues from sales of The Yellow IRIS family of urinalysis workstations increased $139,000 due to increased sales to an international distributor. This increase, however, was offset by a decrease in sales of the PowerGene line of genetic analyzers. Sales of IVD imaging system supplies and services increased to $3.0 million from $2.6 million, an increase of $358,000 or 14% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies totaled $1.0 million, which is comparable last year.

     Revenues from the urinalysis segment totaled $4.4 million in the current quarter as compared to $3.9 million in the same quarter of last year, an increase of $489,000. This growth is due to increased international distribution of The Yellow IRIS family of workstations, as well as increased sales of related system supplies and services to the growing installed base. Revenues from the genetic analysis segment totaled $1.4 million in the current quarter as compared to $1.6 million in the same quarter last year, a decrease of $255,000. The decrease relates primarily to the non-recurrence of a record $1.25 million multi-system sale of genetic analyzers during the second ($611,000), third ($393,000) and fourth ($250,000) quarters of last year. Revenues from small laboratory devices declined to $986,000 in the current quarter, as compared to $1.1 million in the same quarter of last year, a decrease of $131,000. This decrease was due to reduced purchases by one distributor, as well as lower licensing revenues.

     Royalty revenue decreased to $24,000 in the three months ended June 30, 1998 as compared to $114,000 in the comparable period last year. The decrease is mainly due to a non-recurring licensing fee received in the same period last year.

     Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 66% for the quarter ended June 30, 1998 from 52% for the comparable period last year. The increase is primarily due to lower average selling prices of The Yellow IRIS urinalysis workstations under an international distribution agreement. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products increased to 51% for the current period as compared to 50% for the same period last year. The increase is primarily due to increased service-related costs, partially offset by improved pricing. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 54% for the current quarter compared to 56% for the comparable period last year. The decrease is primarily due to a change in the sales mix. The net result of these changes was a decrease in aggregate gross margin to 42% for the quarter ended June 30, 1998, as compared to 49% in the comparable period last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 56% this quarter, as compared to 54% in the same quarter of last year. The increase is primarily due to lower average selling prices of The Yellow IRIS urinalysis workstations under an international distribution agreement and offset in part by improved pricing for supplies and service. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 64% this quarter, as compared to 43% in the same quarter of last year. This increase is primarily the result of lower average selling prices due to the non-recurrence of the multi-system order discussed above, price pressures from increased competition and a change in product mix towards systems having a higher proportion of OEM components. Cost of goods for small laboratory devices as a percentage of revenues totaled 54% in the current period, which is comparable to the same period last year.

     Marketing and selling expenses totaled $1.2 million for the quarter ended June 30, 1998 and are comparable to the same period last year. As a percentage of net revenues these expenses totaled 18% in the current quarter and same period last year.

     General and administrative expenses increased to $942,000 for the quarter ended June 30, 1998 from $803,000, an increase of $139,000 or 17% from the comparable period last year. The increase is mainly the result of the decreased reimbursements received from Poly UA Systems, as well as expanded administrative capabilities in the genetic analysis segment. General and administrative expenses increased as a percentage of net revenues from 12% to 14%.

     Net research and development expenses decreased to $419,000 for the quarter ended June 30, 1998 from $660,000, a decrease of $241,000 or 36% from the comparable period last year. Net research and development expenses decreased as a percentage of revenues from 10% to 6%. Reimbursements under joint development programs increased to $370,000 from $338,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $910,000 from $1.1 million, a decrease of $207,000 or 19% as compared to the comparable period last year. The decrease in total product technology expenditures is due to reduced spending on products under joint development with Poly UA Systems, Inc. partially offset by increased expenditures relating to the PowerGene family of genetic analyzers.

     Amortization of intangible assets for the quarter ended June 30, 1998 decreased to $290,000 from $313,000, a decrease of $23,000 or 7% from the comparable period last year. The decline is primarily the result of the write-off in the fourth quarter of 1997 of goodwill from the digital refractometer product line acquired in 1995.

     The results of operations for the quarter ended June 30, 1998 include unusual legal expenses of $49,000 relating to a pending arbitration matter. Similar activities were not occurring in the same period last year.

     Interest expense increased to $288,000 for the quarter ended June 30, 1998 over $281,000 for the comparable period last year due to increased interest rates on the new credit facility.

     For the quarter ended June 30, 1998, urinalysis segment profits increased to $685,000 as compared to $556,000 in the same period last year, an increase of $130,000, or 23%. This increase is largely attributable to increased sales of related supplies and service described above, partially offset by a small increase in operating expenses. Losses for the genetic analysis segment totaled $794,000 in the current quarter as compared to losses of $469,000 in the same period last year, an increase of $325,000. The increased loss is due to the decrease in sales and gross margins described above and increased administrative expenses related to expanded administrative capabilities, which was partially offset by increased reimbursements under joint development programs. Segment profits from the small laboratory devices segment totaled $193,000 in the current quarter as compared to $230,000 in the same period last year. The decrease was caused by the decrease in this segment's revenues as described above and was partially offset by decreased operating expenses. Unallocated corporate expenses totaled $419,000 in the current period as compared to $292,000 in the comparable period last year, an increase of $127,000. This increase is due to increased legal expenses related to a pending arbitration matter and decreased expense reimbursements received from providing services to Poly UA Systems.

     The income tax benefit for the quarter ended June 30, 1998 was $124,000, as compared to an income tax provision of $7,000 for the comparable period in 1997.

     The above factors contributed to a net loss of $211,000 or $.03 per share for the quarter ended June 30, 1998 as compared to a net income of $17,000 or $0.00 per share for the quarter ended June 30, 1997.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

     Net revenues for the six months ended June 30, 1998 increased to $13.3 million from $12.9 million, an increase of $405,000 or 3% over the comparable period last year. Sales of IVD imaging systems decreased to $5.2 million from $5.3 million, a decrease of $134,000 or 3% from the comparable period last year. Revenues from sales of The Yellow IRIS family of urinalysis workstations increased slightly due to increased sales to an international distributor. This increase was offset by a decrease in sales of the PowerGene line of genetic analyzers. Sales of IVD imaging system supplies and services increased to $5.9 million from $5.2 million, an increase of $707,000 or 14% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies decreased to $2.1 million from $2.2 million, a decrease of $56,000.

     Revenues from the urinalysis segment totaled $8.4 million in the current six-month period as compared to $7.7 million in the same period of last year, an increase of $698,000. This growth is due to increased international distributor sales of The Yellow IRIS family of workstations and increased sales of related system supplies and services to the growing installed base. Revenues from the genetic analysis segment totaled $2.8 million in the current period as compared to $3.0 million in the same period last year, a decrease of $169,000. The decrease relates primarily to the non-recurrence of a record $1.25 million multi-system sale of genetic analyzers during the second, third and fourth quarters of last year. Revenues from small laboratory devices declined to $2.1 million in the current period, as compared to $2.2 million in the same period last year, a decrease of $124,000. This decrease was due to reduced purchases by one distributor, as well as lower licensing revenues.

     Royalty revenue decreased to $91,000 in the six months ended June 30, 1998 as compared to $202,000 in the comparable period last year. The decrease is primarily due to a non-recurring licensing fee received in the same period last year.

     Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 59% for the six months ended June 30, 1998 from 51% for the comparable period last year. The increase is primarily due to lower average selling prices of The Yellow IRIS urinalysis workstations under an international distribution agreement. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 48% for the current period as compared to 51% for the same period last year. The decrease is primarily due to decreased costs and increased selling prices. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 56% for the current quarter compared to 54% for the comparable period last year. The increase is primarily due to a change in the sales mix. The net result of these changes was a decrease in aggregate gross margin to 47% for the six months ended June 30, 1998, as compared to 49% in the comparable period last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 47% this period, as compared to the same amount in the same period last year. Lower average selling prices for the Yellow IRIS workstation under an international distribution agreement were offset by improved pricing and decreased costs of supplies and service. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 54% this quarter, as compared to 45% in the same period of last year. This increase is primarily the result of lower average selling prices due to the non-recurrence of the multi-system order discussed above, price pressures from increased competition and a change in product mix towards systems having a higher proportion of OEM components. Cost of goods for small instrument devices as a percentage of revenues totaled 56% in the current period, as compared to 52% in the same period last year due to a change in sales mix and decreased licensing revenues without an associated decrease in expenses.

     Marketing and selling expenses totaled $2.5 million for the six months ended June 30, 1998, which is comparable to last year. Marketing and selling expenses as a percentage of net revenues amounted to 19% in both periods.

     General and administrative expenses increased to $1.8 million for the six months ended June 30, 1998 from $1.7 million, an increase of $19,000 or 1% from the comparable period last year. General and administrative expenses as a percentage of net revenues totaled 13% in the current period as compared to 14% in the same period last year.

     Net research and development expenses totaled $1.1 million for the six months ended June 30, 1998, which is comparable to the same period last year. Net research and development expenses decreased as a percentage of revenues from 9% to 8%. Reimbursements under joint development programs decreased to $576,000 from $650,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $1.9 million from $2.0 million, a decrease of $165,000 or 8% as compared to the comparable period last year. The decrease is due to reduced spending on products under joint development with Poly UA Systems, Inc., partially offset by increased expenditures relating to the PowerGene family of genetic analyzers.

     Amortization of intangible assets for the six months ended June 30, 1998 decreased to $579,000 from $625,000, a decrease of $45,000 or 7% from the comparable period last. The decline is primarily the result of the write-off in the fourth quarter of 1997 of goodwill from the digital refractometer product line acquired in 1995.

     The results of operations for the six months ended June 30, 1998 include unusual legal expenses of $87,000 relating to a pending arbitration matter. The unusual legal expenses in the comparable period last year totaled $98,000 and relate primarily to a separate, completed arbitration matter.

     Interest expense decreased to $559,000 for the six months ended June 30, 1998 from $592,000 for the comparable period last year primarily due to reduced indebtedness, partially offset by the effect of increased interest rates on the new credit facility.

     For the six months ended June 30, 1998, urinalysis segment profits increased to $1.4 million as compared to $1.2 million in the same period last year, an increase of $272,000 or 23%. This increase is largely attributable to increased sales of related supplies and service described above, partially offset by a small increase in operating expenses. Losses for the genetic analysis segment totaled $1.4 million in the current period as compared to losses of $1.1 million in the same period last year, an increase of $283,000. The increased loss is due to the decrease in sales and gross margins for this segment as described above, which was partially offset by increased reimbursements under joint development programs. Segment profits from the small laboratory devices segment totaled $418,000 in the current period as compared to $520,000 in the same period last year. The decrease was caused by the decrease in this segment's revenues described above. Unallocated corporate expenses totaled $782,000 in the current period as compared to $832,000 last year, a decrease of $50,000. This is due to decreased legal and accounting fees.

     The income tax benefit for the six months ended June 30, 1998 totaled $122,000, as compared to an income tax benefit of $81,000 for the comparable period in 1997.

     The above factors contributed to a net loss of $207,000 or $.03 per share for the six months ended June 30, 1998 as compared to a net loss of $185,000 or $0.11 per share for the six months ended June 30, 1997. In early 1997 the staff of the Securities and Exchange Commission ("SEC staff") announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The SEC staff has taken the position, that solely for purposes of calculating earnings per share the potential discount is an imputed dividend to the preferred stockholders, which reduces the amount of earnings available to common stockholders. Accordingly, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in the six-month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $1.7 million at June 30, 1998 from $1.5 million at December 31, 1997. The increase is primarily attributable to cash provided by operating activities due primarily to improved results of operations in the 1998 period and significant reductions in accounts payable balances during the 1997 period. Cash provided by operations for the six months ended June 30, 1998 increased to $1.1 million from $645,000 for the comparable period last year.

     Expenditures for property and equipment and capitalized software development totaled $308,000 and $216,000, respectively in the current six-month period as compared to $207,000 and $244,000, respectively, in the same period last year. The Company expects greater levels of such expenditures will be required during the remainder of 1998.

     On May 8, 1998, the Company refinanced its bank loans with the proceeds of a new credit facility from Foothill Capital Corporation, a division of Norwest Bank. The new credit facility consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The term loan bears interest at the lender's prime rate (8.5% on June 30, 1998) plus 3.0% and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The new credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

     Net cash used by financing activities totaled $385,000 and consisted primarily of principal payments made in connection with the refinanced bank loan, partially offset by proceeds from the new credit facility and proceeds from the issuance of common stock. As of June 30, 1998, the Company had $3.5 million outstanding under the term loan and had $1.8 million available under the revolving credit line.

     As of June 30, 1998, the Company also had outstanding notes payable in the aggregate amount of $842,000 from the repurchase of common stock and warrants from a former strategic partner in 1996. The notes bear interest at the rate of 8.0%, and principal is due in bi-monthly installments of $100,000.

     The Company has scheduled principal payments on outstanding debt totaling $1.8 million during the next twelve months.

     The Company believes that its current cash on hand, together with cash generated from operations, and cash available under the credit facility will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for the next twelve months. The Company would like to pursue equity financing to reduce indebtedness and to fund its long-term business strategy. However, the Company has postponed these efforts due to the decline in the Company's stock price.

     While the FDA cleared The White IRIS leukocyte differential analyzer in May 1996, its commercial release was temporarily delayed by other priorities such as the introduction of the Model 900 UDx urine pathology system and the UF-100 urine cell analyzer. The Company is now in discussion with several medical institutions from which it will select two to serve as testimonial sites for independent verification of the performance advantages of The White IRIS. The Company's immediate goal is to install the first commercial systems at these two institutions in order to develop customer references which are a key step toward commercial success of any new major instrument. Expanded market release of The White IRIS may also require additional funding. The failure to develop influential customer references or secure any required funding could have a material adverse effect on the timely release of The White IRIS which, in turn, would affect the Company's long term business strategy and growth prospects.

     In September 1995, the Company and Poly U/A Systems Inc. ("Poly") entered into a research and development agreement to develop several new urinalyses automation products using the Company's technology. The Company was funding the first $15,000 per month of the cost of the project and has contributed its maximum obligation of $500,000. Poly has reimbursed the Company for the excess. The Company has an option until November 29, 1998 to acquire all of the common stock of Poly for an aggregate price of $5.1 million, payable in cash or shares of Common Stock of the Company. If the Company elects to exercise its option, the portion of the net cost of the acquisition allocated to completed products would be capitalized and its subsequent amortization may impact future earnings to the extent profits from products acquired do not cover these costs. For the portion of the net cost of the acquisition allocated to in-process research and development, if any, the Company would record a nonrecurring, noncash (if purchased with Common Stock) charge against then current earnings.

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

RECENTLY-ISSUED ACCOUNTING STANDARDS

     Recently issued accounting standards are described in Note 14 to the financial statements.

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains various forward-looking statements which reflect the Company's current views with respect to future events and financial results and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, the Company's views with respect to future financial results, capital requirements, market growth, new product introductions and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. The Company has attempted to identify some of these uncertainties and other factors in its 1997 Annual Report on Form 10-K/A.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on June 11, 1998. At the meeting, the Company's stockholders voted on the following matters:

1. Election of the Class 2 Director. The stockholders re-elected Dr. John A. O'Malley as the Class 2 Director. The voting results were 5,712,181 votes for and 46,619 withheld.

2. Approval of the 1998 Stock Option Plan. The stockholders approved the 1998 Stock Option Plan. The voting results were 2,693,165 votes for, 196,319 against, 42,843 abstained and 2,826,473 broker non-votes.

3. Ratification of Appointment of Independent Auditors. The stockholders ratified the reappointment of the accounting firm of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand) as independent auditors for the Company for 1998. The voting results were 5,684,270 votes for, 57,733 against and 16,797 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     No.          Description

     3.1(a) -- Certificate of Incorporation, as amended (1)
     3.1(b) -- Certificate of Designations of Series A Convertible Preferred
               Stock (2)
     3.2    -- Restated Bylaws(3)
     4.1    -- Specimen of Common Stock Certificate (4)
     4.2 -- Certificate of Designations of Series A Convertible Preferred Stock (2)
     27.1   -- Financial Data Schedule-1997
     27.2      Financial Data Schedule-1998

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

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)  Current Report on Form 8-K dated January 15, 1997.

(3)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

     (b)  Reports on Form 8-K

     None filed during the period covered.

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on August 19, 1998.


                INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                By: /s/ Martin S. McDermut
                    ------------------------------------------------------------
                    Martin S. McDermut, Vice President, Finance & Administration and Chief Financial Officer