Form 10-Q
period 1998-09-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1998-11-16
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the quarter ended                                       Commission File
    September 30, 1998                                              No. 1-11181

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


                          Yes      [X]      No      [ ]


The number of shares of Common Stock of the registrant outstanding as of October 31, 1998 was 6,362,745.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


                               INDEX TO FORM 10-Q

             Three and Nine Months Ended September 30, 1998 and 1997




                                                                                 PAGE
      PART 1 -   FINANCIAL INFORMATION

                 ITEM 1 - Consolidated Financial Statements

                 Consolidated Balance Sheets........................................2


                 Consolidated Statements of Operations..............................3


                 Consolidated Statements of Cash Flows..............................5


                 Consolidated Statements of Comprehensive Income....................6


                 Notes to Consolidated Financial Statements.........................7


                 ITEM 2 - Management's Discussion and Analysis of
                          Financial Condition and Results of Operations............14



      PART 2 -   OTHER INFORMATION

                 ITEM 1 - Legal Proceedings........................................19

                 ITEM 5 - Other Information........................................19

                 ITEM 6 - Exhibits and Reports on Form 8-K

                 (a) Exhibits......................................................19
                 (b) Reports on Form 8-K...........................................20

      SIGNATURE....................................................................20

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                        At December 31,     At September 30,
                                                                             1997                1998
                                                                        ------------------------------------
                                                                                              (unaudited)
Current assets:
Cash and cash equivalents                                                $  1,470,861        $    514,079
Short-term investments                                                         25,000              25,000
Accounts receivable, net of allowance for doubtful
  accounts of $267,579 in 1997 and $271,544 in 1998                         5,319,539           5,674,005
Inventories                                                                 3,739,483           4,666,727
Prepaid expenses and other current assets                                     259,822             306,110
Deferred tax asset                                                            993,950             993,950
                                                                         ------------        ------------
    Total current assets                                                   11,808,655          12,179,871

Property and equipment, at cost, net of accumulated depreciation
  of $4,272,973 in 1997 and $4,918,075 in 1998                              1,847,746           1,814,594
Purchased intangibles, net of accumulated amortization                      8,597,601           7,741,528
Software development costs, net of accumulated amortization of
  $1,223,601 in 1997 and $1,484,272 in 1998                                 1,080,106           1,134,880
Deferred tax asset                                                          7,621,800           7,829,079
Other assets                                                                1,778,669           2,027,460
                                                                         ------------        ------------
    Total assets                                                         $ 32,734,577        $ 32,727,412
                                                                         ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                  $    850,000        $    600,000
  Current portion of long-term debt                                         3,400,000           1,200,000
  Accounts payable                                                          2,613,297           2,700,026
  Accrued expenses                                                          2,383,946           2,639,183
  Deferred income - service contracts and other                               911,459           1,015,894
                                                                         ------------        ------------
    Total current liabilities                                              10,158,702           8,155,103

Subordinated note payable                                                   7,000,000           7,000,000
Deferred income - service contracts and other                                 241,507             307,685
Notes payable, long-term portion                                              542,027           2,142,027
                                                                         ------------        ------------
    Total liabilities                                                      17,942,236          17,604,815

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value
    Authorized:  3,000,000 shares
    Convertible Series A,
    Shares issued and outstanding :  1997 and 1998 - 3,000
    ($3,000,000 liquidation preference)                                            30                  30
  Common stock, $.01 par value
    Authorized:  15,600,000 shares
    Shares issued and outstanding:
    1997 - 6,259,728, 1998 - 6,348,345                                         62,597              63,482
  Additional paid-in capital                                               37,788,536          38,021,456
  Treasury stock, at cost (26,240 shares in 1997 and none in 1998)           (103,500)                 --
  Unearned compensation                                                      (333,495)           (240,733)
  Foreign currency translation adjustment                                      35,877              49,302
  Accumulated deficit                                                     (22,657,704)        (22,770,940)
                                                                         ------------        ------------
          Total shareholders' equity                                       14,792,341          15,122,597
                                                                         ------------        ------------
          Total liabilities and shareholders' equity                     $ 32,734,577        $ 32,727,412
                                                                         ============        ============

----------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                  For the three months ended
                                                                          September 30,
                                                                 ------------------------------
                                                                        1997               1998
                                                                 -----------        -----------
Sales of IVD imaging systems                                     $ 3,025,079        $ 2,505,429
Sales of IVD imaging supplies and services                         2,664,516          3,189,095
Sales of small instruments and supplies                            1,143,862          1,099,339
Royalties and licensing revenues                                     363,256            343,740
                                                                 -----------        -----------

Net revenues                                                       7,196,713          7,137,603
                                                                 -----------        -----------

Cost of goods - IVD imaging systems                                1,574,168          1,374,907
Cost of goods - IVD imaging supplies and services                  1,343,553          1,489,849
Cost of goods - small instruments and supplies                       666,676            600,331
                                                                 -----------        -----------

Cost of goods sold                                                 3,584,397          3,465,087
                                                                 -----------        -----------

Gross margin                                                       3,612,316          3,672,516

Marketing and selling                                              1,308,216          1,479,292
General and administrative                                           930,352            926,520
Research and development, net                                        439,513            565,970
Intangibles amortization                                             324,019            290,497
Unusual legal expenses                                                31,641             38,254
                                                                 -----------        -----------

Total operating expenses                                           3,033,741          3,300,533

Operating income                                                     578,575            371,983

Other income (expense):
   Interest income                                                     8,182              7,557
   Interest expense                                                 (307,670)          (311,975)
   Other income                                                       64,822             79,802
                                                                 -----------        -----------

Income before provision for income taxes                             343,909            147,367

Provision for income taxes                                           129,528             53,319
                                                                 -----------        -----------

Net income                                                       $   214,381        $    94,048
                                                                 ===========        ===========

Net income per common share - basic                              $       .04        $       .01
                                                                 ===========        ===========

Net income per common share - diluted                            $       .03        $       .01
                                                                 ===========        ===========

Weighted average number of common shares - basic                   6,027,151          6,316,706
                                                                 ===========        ===========

Weighted average number of common shares and common
    share equivalents outstanding for the period - diluted         7,179,223          7,794,539
                                                                 ===========        ===========

----------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    For the nine months ended
                                                                          September 30,
                                                                --------------------------------
                                                                        1997                1998
                                                                ------------        ------------
Sales of IVD imaging systems                                    $  8,344,746        $  7,691,193
Sales of IVD imaging supplies and services                         7,883,636           9,114,971
Sales of small instruments and supplies                            3,296,899           3,196,620
Royalty and license revenue                                          565,751             434,490
                                                                ------------        ------------

Net revenues                                                      20,091,032          20,437,274
                                                                ------------        ------------

Cost of goods - IVD imaging systems                                4,290,092           4,439,617
Cost of goods - IVD imaging supplies and services                  4,012,072           4,356,474
Cost of goods - sales of small instruments and supplies            1,832,738           1,765,149
                                                                ------------        ------------

Cost of goods sold                                                10,134,902          10,561,240
                                                                ------------        ------------

Gross margin                                                       9,956,130           9,876,034

Marketing and selling                                              3,795,167           3,965,782
General and administrative                                         2,671,689           2,686,630
Research and development, net                                      1,575,309           1,638,873
Intangibles amortization                                             948,979             869,989
Unusual legal charges                                                129,662             124,842
                                                                ------------        ------------

Total operating expenses                                           9,120,806           9,286,116

Operating income                                                     835,324             589,918

Other income (expense):
   Interest income                                                    41,833              34,116
   Interest expense                                                 (899,908)           (871,422)
   Other income (expense)                                            100,739              65,733
                                                                ------------        ------------

Income (loss) before provision (benefit) for income taxes             77,988            (181,655)

Provision (benefit) for income taxes                                  48,352             (68,419)
                                                                ------------        ------------

Net income (loss)                                                     29,636            (113,236)

Less imputed preferred stock dividend                               (450,000)                 --
                                                                ------------        ------------

Net loss available to common shareholders                       $   (420,364)       $   (113,236)
                                                                ============        ============

Net loss per common share - basic                               $       (.07)       $       (.02)
                                                                ============        ============

Net loss per common share - diluted                             $       (.07)       $       (.02)
                                                                ============        ============

Weighted average number of common share - basic                    5,988,562           6,289,045
                                                                ============        ============

Weighted average number of common shares and common
share equivalents outstanding for the period                       5,988,562           6,289,045
                                                                ============        ============



----------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              For the nine months ended
                                                                                     September 30,
                                                                            ------------------------------
                                                                                   1997               1998
                                                                            -----------        -----------
Cash flow from operating activities:
    Net income (loss)                                                       $    29,636        $  (113,236)
    Adjustments to reconcile net income (loss) to cash provided by operations:
     Deferred tax benefit                                                       (35,444)          (207,279)
     Depreciation and amortization                                            2,002,387          1,882,232
     Common stock and stock option compensation amortization                    199,981            195,897
    Changes in assets and liabilities:
     Accounts receivable - trade and other                                      158,165           (416,442)
     Service contracts, net                                                     343,821             70,530
     Inventories                                                                427,595           (926,428)
     Prepaid expenses and other current assets                                  (22,964)           (68,579)
     Other assets                                                               (32,497)          (312,297)
     Accounts payable                                                        (1,299,206)            84,694
     Accrued expenses                                                          (236,406)           328,260
     Deferred income - other                                                    (52,495)           114,905
                                                                            -----------        -----------
Net cash provided by operating activities                                     1,482,573            632,257
                                                                            -----------        -----------

Cash flow from investing activities:
    Acquisition of property and equipment                                      (426,613)          (612,219)
    Software development costs                                                 (388,438)          (315,445)
    Adjustment to cost of acquired business                                          --            167,790
    Acquisition of other assets                                                 (30,000)                --
    Decrease in short-term investments                                          642,589                 --
                                                                            -----------        -----------
Net cash used by investing activities                                          (202,462)          (759,874)
                                                                            -----------        -----------

Cash flow from financing activities:
    Borrowings under credit facility                                          3,235,000          4,360,000
    Repayments of credit facility                                            (3,519,755)        (4,110,000)
    Repayment of notes payable                                               (2,300,000)        (1,107,350)
    Installment payment on repurchase of common stock                          (545,057)                --
    Issuance of common stock and warrant for cash                               139,039            202,835
    Deferred stock or debt issuance costs                                      (411,893)          (175,298)
                                                                            -----------        -----------
Net cash used by financing activities                                        (3,402,666)          (829,813)
                                                                            -----------        -----------

Effect of foreign currency fluctuation on cash and cash equivalents             (10,757)               648
                                                                            -----------        -----------
Net decrease in cash and cash equivalents                                    (2,133,312)          (956,782)
Cash and cash equivalents at beginning of period                              3,602,535          1,470,861
                                                                            -----------        -----------
Cash and cash equivalents at end of period                                  $ 1,469,223        $   514,079
                                                                            ===========        ===========

Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for services                       $   116,079        $   103,135
    Capital lease obligation incurred                                                --             70,000
    Issuance of common stock in satisfaction of liabilities                     283,699             31,336
    Issuance of warrants to purchase common stock                               216,180                 --
    Issuance of note payable for accrued liabilities                          1,042,027                 --

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      839,261            813,547
    Cash paid for income taxes                                                   50,075            176,180


----------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)



                                                              For the three months ended
                                                                     September 30,
                                                              --------------------------
                                                                   1997             1998
                                                              ---------        ---------
            Net income                                        $ 214,381        $  94,048

                Other comprehensive income (loss),
                foreign currency translation adjustment          (3,884)           5,632
                                                              ---------        ---------

            Comprehensive income                              $ 210,497        $  99,680
                                                              =========        =========


                                                              For the nine months ended
                                                                     September 30,
                                                              ---------        ---------
                                                                   1997             1998
                                                              ---------        ---------
            Net income (loss)                                 $  29,636        $(113,236)

                Other comprehensive income (loss),
                foreign currency translation adjustment         (39,001)          13,425
                                                              ---------        ---------

            Comprehensive loss                                $  (9,365)       $ (99,811)
                                                              =========        =========


----------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  FORMATION AND BUSINESS OF THE COMPANY.

    International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company") operate in three segments. (See Note 13-"Segment and Geographic Information".) The Company designs, develops, manufactures and markets in vitro diagnostic ("IVD") equipment, including imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, and special purpose centrifuges and other small instruments for specimen preparation in microscopic and other procedures performed in clinical laboratories. The Company also provides ongoing service and supplies to support the equipment sold.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and 1997 and the results of its operations for the three and nine month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K/A. Interim results are not necessarily indicative of results for a full year.

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

    No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

    The following is a reconciliation of accumulated other comprehensive income balance for the nine months ended September 30, 1998:

            Beginning balance                                            $35,877
            Current period change                                         13,425
                                                                         -------
            Ending balance                                               $49,302
                                                                         =======

4.  INVENTORIES.

    Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

                                                   At December 31,     At September 30,
                                                       1997                 1998
                                                    -----------         -----------
     Finished goods                                 $   766,525         $   717,677
     Work-in-process                                    788,374             214,404
     Raw materials, parts and sub-assemblies          2,184,584           3,734,646
                                                    -----------         -----------
                                                    $ 3,739,483         $ 4,666,727
                                                    ===========         ===========

5.  PURCHASED INTANGIBLES.

    Purchased intangibles, at cost, consist of the following:


                                                   At December 31,     At September 30,
                                                       1997                 1998
                                                    -----------         -----------
     Goodwill                                       $   383,108         $   383,108
     International distribution channel               5,571,728           5,403,938
     Acquired technology and know-how                 3,960,904           3,960,904
                                                    -----------         -----------
                                                      9,915,740           9,747,950
     Less accumulated amortization                   (1,318,139)         (2,006,422)
                                                    -----------         -----------

     Total                                          $ 8,597,601         $ 7,741,528
                                                    ===========         ===========

    In 1996 the Company acquired the genetic analysis segment. A portion of the purchase price was allocated to the international distribution channel and acquired technology and know how. During the quarter ended September 30, 1998, the Company received a contractual adjustment to the purchase price of $167,790. Consistent with the original allocation methodology, these monies were offset against the value assigned to the international distribution channel intangible.

6.  SHORT TERM BORROWINGS AND NOTES PAYABLE.

    As of September 30, 1998, the Company's liabilities included $3.2 million outstanding under a credit agreement. On May 8, 1998, the Company refinanced its bank loan with the proceeds of a new credit facility from Foothill Capital Corporation, a division of Norwest Bank. The new credit facility consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The Company had approximately $1.4 million available under the line of credit at September 30, 1998. The term loan bears interest at the lender's prime rate (8.25% on September 30, 1998) plus 3.0% and is payable in 36 equal monthly installments. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The new credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

    On September 30, 1998, the Company had outstanding notes payable in the aggregate amount of $742,027 from the repurchase of common stock and warrants from an affiliate of Boehringer Mannheim GmbH, a former strategic partner in 1996. The notes bear interest at the rate of 8%, and principal is due in bi-monthly installments of $100,000.

7.  CAPITAL STOCK.

Stock Issuances:

    During the nine months ended September 30, 1998, the Company (i) issued 72,645 shares of common stock in exchange for $84,226 in cash and services under the Key Employee Stock Purchase Plan, (ii) issued options to purchase 214,800 shares of common stock under the Company's stock option plans and (iii) cancelled options to purchase 80,867 shares of common stock. Options for 37,732 shares of common stock were exercised during the period. At September 30, 1998, options to purchase 1,362,501 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2008. The exercise price for these options ranges from $1.19 to $4.50 per share. On November 6, 1998, the Board of Directors acted to reprice all outstanding stock options to a maximum of $1.31 per share, the current market price as of that date. Also, any common stock acquired upon exercise of the repriced options cannot be resold without the Board of Directors approval for a period of one year following the repricing. Accordingly, following this action, the aggregate exercise price of the options issued and outstanding at September 30, 1998 was approximately $1.8 million. At September 30, 1998, there were 548,667 shares of common stock available for the granting of future options.

    During the nine months ended September 30, 1998, warrants were exercised to purchase 12,778 shares of common stock for $49,487. Also, warrants to purchase an additional 75,000 shares of common stock were issued for cash proceeds of $35,000, and 70,098 options outstanding to purchase common stock relating to the StatSpin acquisition expired unexercised. Also, during this period warrants to purchase 367,900 shares of common stock expired unexercised.

    In June 1998, the Company's shareholders adopted a new stock option plan under which it may grant non-qualified stock options and incentive stock options. Under the 1998 Plan, the Company is authorized to issue options up to an aggregate of 600,000 shares of common stock at 100% of the fair market value of a share of common stock at the date of grant with a duration of up to ten years. The Plan expires on March 22, 2008.

Warrants:

    At September 30, 1998, the following warrants to purchase shares of common stock were outstanding and exercisable:

                  Number of Shares                Price           Expiration Date
                  ----------------                -----           ---------------
                            50,000                 3.875          January 15, 2000
                           298,633                 4.00           March 29, 2000
                            25,000                 4.375          June 1, 2000
                            25,000                 4.0625         July 1, 2000
                           123,000                 7.80           September 28, 2000
                           875,000                 8.00           July 31, 2001
                            84,270                 3.56           December 31, 2001
                            10,000                 4.31           May 15, 2002

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

9.  RESEARCH AND DEVELOPMENT GRANTS AND CONTRACTS.

    The Company has in the past partially funded its research and development programs through (i) grants from NASA and the National Institutes of Health,
(ii) joint development programs with strategic partners and (iii) Company sponsored research and development entities.

    Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                                            Three Months Ended                 Nine Months Ended
                                               September 30,                     September 30,
                                       ---------------------------         --------------------------
                                            1997              1998              1997             1998
                                       ---------         ---------         ---------        ---------
     Reimbursements                    $ 253,316         $ 216,514         $ 903,625        $ 792,264
     Costs                               210,737           209,971           976,441          846,356
                                       ---------         ---------         ---------        ---------
     Net costs (reimbursements)        $ (42,579)        $  (6,543)        $  72,816        $  54,092
                                       =========         =========         =========        =========

    Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

10. UNUSUAL CHARGES.

    The results of operations for the nine month period ended September 30, 1998, include unusual charges totaling $124,842 and are primarily legal expenses relating to the pending arbitration matter with DITI. The unusual charges in the comparable period last year totaled $129,662 and are primarily legal expenses related to a completed arbitration matter.

11. INCOME TAXES.

    The income tax provision (benefit) for the three and nine month period ended September 30, 1998 was $53,319 and $(68,419), respectively, as compared to an income tax provision of $129,528 and $48,352, respectively, for the comparable periods last year. The income tax provision and benefit differs from the federal statutory rate due to state, local and foreign income taxes and permanent differences between income reported for financial statement and income tax purposes.

12. EARNINGS PER SHARE (EPS).

    The computation of per share amounts for the nine months ended September 30, 1998 and 1997 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,853,404 and 2,970,470 shares of common stock outstanding during the nine months ended September 30, 1998 and nine months ended September 30, 1997, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Preferred stock convertible into 842,679 and 1,477,833 common shares at September 30, 1997 and 1998, respectively, was also not considered in the computation of diluted EPS for the nine month periods then ended because their inclusion would have been antidilutive.

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

    The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share amounts for the three months ended September 30, 1998:

                                                                              Number of        Per Share
                                                              Income           Shares           Amount
                                                             ---------        ---------        ---------
            Basic EPS
              income available to Common Shareholders        $  94,048        6,316,706        $     .01

            Effects of Dilutive Securities
                Warrants                                            --               --               --
                Options                                             --               --               --
                Convertible Preferred Stock                         --        1,477,833               --

            Diluted EPS
              income available to Common Shareholders
                                                             ---------        ---------        ---------
                 plus assumed conversions                    $  94,048        7,794,539        $     .01
                                                             =========        =========        =========

    Options and warrants to purchase 2,853,404 shares of common stock at $1.19 to $8.00 per share outstanding during the three months ended September 30, 1998, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares during the period.

    The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share amounts for the three months ended September 30, 1997.

                                                                              Number of        Per Share
                                                              Income           Shares           Amount
                                                             ---------        ---------        ---------
            Basic EPS
              income available to Common Shareholders        $ 214,381        6,027,151        $     .04

            Effects of Dilutive Securities
                Warrants                                            --           17,819               --
                Options                                             --          291,556               --
                Convertible Preferred Stock                         --          842,697             (.01)

            Diluted EPS
                                                             ---------        ---------        ---------
              income available to Common Shareholders
                plus assumed conversions                     $ 214,381        7,179,223        $     .03
                                                             =========        =========        =========

    Options and warrants to purchase 1,723,533 shares of common stock at $4.25 to $8.125 per share outstanding during the three months ended September 30, 1997, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the period.

13. SEGMENT AND GEOGRAPHIC INFORMATION.

    In the quarter ended June 30, 1998, the Company adopted FAS 131, replacing FAS 14. (See Note 2-"Segment Reporting".) Under FAS 14 the Company operated in one industry segment. The Company is organized on the basis of products and related services and under FAS 131 operates in three segments; (1) urinalysis,
(2) genetic analysis and (3) small laboratory devices.

    The urinalysis segment designs, develops, manufactures and markets IVD imaging systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis. In December 1997, this segment also began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer. The segment also provides ongoing sales of supplies and service necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, these products are sold through distributors. This segment has also had a major program over a number of years to develop The White IRIS leukocyte differential analyzer. The Company has elected not to launch The White IRIS at this time due to limited resources and the potential impact of product launch costs on profitability. The Company is exploring strategic alternatives for The White IRIS program and therefore cannot reasonably estimate any impact on the recoverability of the capitalized costs associated with the product line, principally capitalized software and inventory. If the Company is unable to develop a viable strategic alternative for the program and as a result abandons the product line, it would incur a charge against future earnings of up to $1.2 million for the related amounts capitalized.

    The genetic analysis segment designs, develops, manufactures and markets IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. These products are sold in the United States through a direct sales force and internationally through its United Kingdom subsidiary directly as well as through distributors and agents.

    The small laboratory devices segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology and urinalysis. These products are sold worldwide through distributors.

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

    The tables below presents information about reported segments for the three and nine month periods ended September 30, 1998 and 1997:

    Three Months Ended September 30, 1998:

                                                                              Small          Unallocated
                                                           Genetic          Laboratory        Corporate
                                       Urinalysis         Analysis           Devices           Expenses            Total
                                      ------------      ------------       ------------      ------------       ------------
  Revenues                            $  4,322,023      $  1,481,241       $  1,334,339                --       $  7,137,603

  Interest income                     $      5,061      $        740       $      1,756                --       $      7,557

  Interest expense                    $      1,443      $    310,532                 --                --       $    311,975

  Depreciation and amortization       $    275,296      $    356,793       $     43,278      $     14,194       $    689,561

  Segment profit (loss)               $    789,306      $   (669,501)      $    431,986      $   (404,424)      $    147,367

  Segment assets                      $ 11,801,339      $ 10,254,467       $  1,843,911      $  8,827,695       $ 32,727,412

  Investment in long term assets      $    276,931      $    127,323                 --                --       $    404,254



    Three Months Ended September 30, 1997:

                                                                              Small          Unallocated
                                                          Genetic           Laboratory        Corporate
                                       Urinalysis         Analysis           Devices           Expenses             Total
                                      ------------      ------------       ------------      ------------       ------------
  Revenues                            $  4,111,092      $  1,941,759       $  1,143,862                --       $  7,196,713

  Interest income                     $      5,113      $         10       $      3,059                --       $      8,182

  Interest expense                              --      $    307,670                 --                --       $    307,670

  Depreciation and amortization       $    276,862      $    374,096       $     84,072      $     16,309       $    751,339

  Segment profit (loss)               $    852,033      $   (296,432)      $    157,897      $   (369,589)      $    343,909

  Segment assets                      $ 10,810,661      $ 11,667,762       $  2,932,633      $  8,248,629       $ 33,659,685

  Investment in long term assets      $    147,864      $    209,366       $      7,330                --       $    364,560



    Nine Months Ended September 30, 1998:

                                                                              Small          Unallocated
                                                          Genetic           Laboratory        Corporate
                                       Urinalysis         Analysis           Devices           Expenses             Total
                                      ------------      ------------       ------------      ------------       ------------
  Revenues                            $ 12,698,660      $  4,306,994       $  3,431,620                --       $ 20,437,274

  Interest income                     $     16,878      $      4,211       $     13,027                --       $     34,116

  Interest expense                    $      3,682      $    867,740                 --                --       $    871,422

  Depreciation and amortization       $    778,753      $  1,121,112       $    129,036      $     49,228       $  2,078,129

  Segment profit (loss)               $  2,223,007      $ (2,067,926)      $    849,533      $ (1,186,269)      $   (181,655)

  Investment in long term assets      $    587,001      $    299,172       $     41,491                --       $    927,664


    Nine Months Ended September 30, 1997:

                                                                              Small          Unallocated
                                                          Genetic           Laboratory        Corporate
                                       Urinalysis         Analysis           Devices           Expenses             Total
                                      ------------      ------------       ------------      ------------       ------------
  Revenues                            $ 11,790,054      $  4,936,922       $  3,364,056                --       $ 20,091,032

  Interest income                     $     29,719      $      2,220       $      9,894                --       $     41,833

  Interest expense                              --      $    899,908                 --                --       $    899,908

  Depreciation and amortization       $    859,143      $  1,084,266       $    210,807      $     48,152       $  2,202,368

  Segment profit (loss)               $  1,918,139      $ (1,411,410)      $    677,484      $ (1,106,225)      $     77,988

  Investment in long term assets      $    515,554      $    315,465       $     14,032                --       $    845,051


    The Company ships products from three locations in the United States and from its subsidiary in the United Kingdom. The following is sales by its United States and United Kingdom locations for the three and nine-month periods ended September 30, 1998 and 1997:

                                    Three Months Ended              Nine Months Ended
                                       September 30,                   September 30,
                              ----------------------------      ----------------------------
                                     1997             1998             1997             1998
                              -----------      -----------      -----------      -----------
     Sales

          United States       $ 6,432,921      $ 6,393,260      $18,138,545      $17,850,804

          United Kingdom          763,792          744,343        1,952,487        2,586,470
                              -----------      -----------      -----------      -----------

                              $ 7,196,713      $ 7,137,603      $20,091,032      $20,437,274
                              ===========      ===========      ===========      ===========

    The following is long-lived assets information by geographic area as of September 30, 1998 and 1997:

                                           At September 30,
                                     ----------------------------
                                            1997             1998
                                     -----------      -----------
            Long-lived assets

                 United States       $ 9,018,510      $ 7,650,445
                 United Kingdom        5,451,353        5,068,017
                                     -----------      -----------
                                     $14,469,863      $12,718,462
                                     ===========      ===========

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

    Until 1996, the Company generated most of its revenues from sales of two models of The Yellow IRIS urinalysis workstation and related supplies and service. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system, which is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. The Company also began selling the PowerGene family of genetic analyzers in August 1996 after completing the acquisition (the "PSI acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc. ("PSI"). The Company is currently seeking to enhance PSI's revenue stream by adding DNA probe kits for chromosome analysis to the PowerGene product line and may pursue this goal through internal research and development efforts or a strategic transaction with another company. Finally, in December 1997, the Company began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer, TOA Medical Electronics, Inc. ("TOA"). TOA has initiated contractual procedures for terminating the exclusive nature of the IRIS distribution rights to the UF-100 based on allegations of inadequate performance. The Company has disputed these allegations and the parties have entered into discussions about the pricing and marketing of the UF-100. If those discussions are not mutually agreeable, TOA may attempt to appoint other distributors for the UF-100 in North America. The outcome and impact of any such attempt cannot be ascertained at this time.

    The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                  --------------------------      --------------------------
                                                        1997            1998            1997            1998
                                                  ----------      ----------      ----------      ----------
Research and development expense, net             $  440,000      $  566,000      $1,575,000      $1,639,000
Capitalized software development costs               145,000         100,000         388,000         315,000
Reimbursed costs for research and
  development grants and contracts                   253,000         216,000         904,000         792,000
                                                  ----------      ----------      ----------      ----------
       Total product technology expenditures      $  838,000      $  882,000      $2,867,000      $2,746,000
                                                  ==========      ==========      ==========      ==========


    The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

    In the quarter ended June 30, 1998, the Company adopted FAS 131, replacing FAS 14. (See Note 2-Segment Reporting.) Under FAS 14, the Company operated in one industry segment. The Company is organized on the basis of products and related services and under FAS 131 operates in three segments: (1) urinalysis,
(2) genetic analysis and (3) small laboratory devices. (See Note 13-"Segment and Geographic Information".)

RESULTS OF OPERATIONS

    COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1998 TO QUARTER ENDED SEPTEMBER 30, 1997

    Net revenues for the quarter ended September 30, 1998 decreased to $7.1 million from $7.2 million, a decrease of $59,000 or 1% from the comparable period last year. Sales of IVD imaging systems decreased to $2.5 million from $3.0 million, a decrease of $520,000 or 17% from the comparable period last year. Revenues from sales of The Yellow IRIS family of urinalysis workstations decreased $42,000 due to decreased average unit selling prices to domestic customers. Revenues from sales of the PowerGene line of genetic analyzers decreased $478,000. The decrease relates primarily to the non-recurrence of a record $1.25 million multi-system sale of genetic analyzers during the second ($611,000), third ($393,000) and fourth ($250,000) quarters of last year, lower average selling prices in response to increased competition, partially offset by increased unit volumes. Sales of IVD imaging system supplies and services increased to $3.2 million from $2.7 million, an increase of $525,000 or 20% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies totaled $1.1 million, which is comparable last year.

    Revenues from the urinalysis segment totaled $4.3 million in the current quarter as compared to $4.1 million in the same quarter of last year, an increase of $211,000, partially offset by decreased licensing revenue. This growth is due to increased sales of related system supplies and services to the growing installed base. Revenues from the genetic analysis segment decreased to $1.5 million in the current quarter as compared to $1.9 million in the same quarter last year, for the reasons described above. Revenues from small laboratory devices increased to $1.3 million in the current quarter, as compared to $1.1 million in the same quarter of last year, an increase of $190,000. This increase is due to higher licensing revenues partially offset by reduced purchases by one distributor.

    Royalty and license revenue decreased to $344,000 in the three months ended September 30, 1998 as compared to $363,000 in the comparable period last year. The decrease is mainly due to differences in non-recurring licensing fees received in the two periods.

    Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 55% for the quarter ended September 30, 1998 from 52% for the comparable period last year. The increase is primarily due to lower average selling prices of The Yellow IRIS urinalysis workstations and the PowerGene genetic analyzers. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 47% for the current period as compared to 50% for the same period last year. The decrease is primarily due to improved pricing, partially offset by increased service-related costs. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 55% for the current quarter compared to 58% for the comparable period last year. The decrease is primarily due to a change in the sales mix. The net result of these changes was an increase in aggregate gross margin to 51% for the quarter ended September 30, 1998, as compared to 50% in the comparable period last year.

    Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 49% this quarter, as compared to 48% in the same quarter of last year. This increase is attributable to lower licensing fees received by this segment. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 49% this quarter, as compared to 48% in the same quarter of last year. This increase is primarily the result of lower average selling prices due to the non-recurrence of the multi-system order discussed above, price pressures from increased competition and a change in product mix towards systems having a higher proportion of OEM components. Cost of goods for small laboratory devices as a percentage of revenues totaled 45% in the current period, as compared to 58% in the same quarter of last year. This decrease is due to increased licensing revenues and a change in sales mix.

    Marketing and selling expenses totaled $1.5 million for the quarter ended September 30, 1998 as compared to $1.3 million in the same period last year. This increase is primarily due to increased promotion of the PowerGene genetic analyzer. As a percentage of net revenues these expenses totaled 21% in the current quarter as compared to 18% last year.

    General and administrative expenses remained constant at $927,000 for the quarter ended September 30, 1998 as compared to $930,000 for the comparable period last year. General and administrative expenses as a percentage of net revenues remained constant at 13%.

    Net research and development expenses increased to $566,000 for the quarter ended September 30, 1998 from $440,000, an increase of $126,000 or 29% from the comparable period last year. Net research and development expenses increased as a percentage of revenues from 6% to 8%. Reimbursements under joint development programs decreased to $216,000 from $253,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $882,000 from $838,000, an increase of $44,000 or 5% as compared to the comparable period last year. The increase in total product technology expenditures is due to increased spending on The Yellow IRIS and PowerGene families of products partially offset by decreased expenditures on products under joint development with Poly U/A Systems, Inc.

    Amortization of intangible assets for the quarter ended September 30, 1998 decreased to $290,000 from $324,000, a decrease of $34,000 or 10% from the comparable period last year. The decline is primarily the result of the write-off in the fourth quarter of 1997 of goodwill from the digital refractometer product line acquired in 1995.

    The results of operations for the quarter ended September 30, 1998 include unusual legal expenses of $38,000 as compared to $31,000 in the prior year and relates to a pending arbitration matter.

    Interest expense increased to $312,000 for the quarter ended September 30, 1998 from $308,000 for the comparable period last year due to increased interest rates on the new credit facility.

    For the quarter ended September 30, 1998, urinalysis segment profits decreased to $789,000 as compared to $852,000 in the same period last year, a decrease of $63,000, or 7%. This decrease is largely due to lower licensing revenues. Losses for the genetic analysis segment totaled $670,000 in the current quarter as compared to losses of $296,000 in the same period last year, an increased loss of $374,000. The increased loss is due to the decrease in sales and gross margins described above and increased marketing and selling expenses. Segment profits from the small laboratory devices segment totaled $432,000 in the current quarter as compared to $158,000 in the same period last year. The improvement was primarily caused by the increase in this segment's licensing revenues as described above. Unallocated corporate expenses totaled $404,000 in the current period as compared to $370,000 in the comparable period last year, an increase of $34,000. This increase is due to increased legal expenses and decreased expense reimbursements received from providing services to Poly U/A Systems.

    The income tax provision for the quarter ended September 30, 1998 was $53,000, as compared to an income tax provision of $130,000 for the comparable period in 1997.

    The above factors contributed to a net income of $94,000 or $.01 per diluted share for the quarter ended September 30, 1998 as compared to $214,000 or $0.03 per diluted share for the quarter ended September 30, 1997.

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

    Net revenues for the nine months ended September 30, 1998 increased to $20.4 million from $20.1 million, an increase of $346,000 or 2% over the comparable period last year. Sales of IVD imaging systems decreased to $7.7 million from $8.3 million, a decrease of $654,000 or 8% from the comparable period last year. Revenues from sales of The Yellow IRIS family of urinalysis workstations remained constant at $3.8 million due to increased sales to an international distributor offset by decreased domestic sales. Revenues from sales of the PowerGene line of genetic analyzers decreased $652,000. The decrease relates primarily to the non-recurrence of a record $1.25 million multi-system sale of genetic analyzers during the second, third and fourth quarters of last year, lower average selling prices in response to increased competition, partially offset by increased unit volumes. Sales of IVD imaging system supplies and services increased to $9.1 million from $7.9 million, an increase of $1.2 million or 16% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies decreased to $3.2 million from $3.3 million, a decrease of $100,000.

    Revenues from the urinalysis segment totaled $12.7 million in the current nine-month period as compared to $11.8 million in the same period of last year, an increase of $909,000. This growth is due to the reasons discussed above regarding The Yellow IRIS system and related supplies and service sales, partially offset by decreased licensing revenues. Revenues from the genetic analysis segment declined to $4.3 million in the current period as compared to $4.9 million in the same period last year for the reasons described above. Revenues from small laboratory devices improved due to increased licensing revenues partially offset by reduced purchases by one distributor.

    Royalty and license revenue decreased to $434,000 in the nine months ended September 30, 1998 as compared to $566,000 in the comparable period last year. The decrease is primarily due to differences in non-recurring licensing fees received in the two periods.

    Cost of goods for IVD imaging systems increased as a percentage of sales of IVD imaging systems to 58% for the nine months ended September 30, 1998 from 51% for the comparable period last year. The increase is primarily due to lower average selling prices of The Yellow IRIS urinalysis workstations under an international distribution agreement and lower average sales prices relating to the PowerGene genetic analyzer. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 48% for the current period as compared to 51% for the same period last year. The decrease is primarily due to decreased costs and increased selling prices. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 55% for the current quarter compared to 56% for the comparable period last year. The decrease is primarily due to a change in the sales mix. The net result of these changes was a decrease in aggregate gross margin to 48% for the nine months ended September 30, 1998, as compared to 50% in the comparable period last year.

    Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 52% this period, as compared to 51% in the same period last year. Lower average selling prices for The Yellow IRIS workstation under an international distribution agreement were offset by improved pricing and decreased costs of supplies and service. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 52% this quarter, as compared to 46% in the same period of last year. This increase is primarily the result of lower average selling prices due to the non-recurrence of the multi-system order discussed above, price pressures from increased competition and a change in product mix towards systems having a higher proportion of OEM components. Cost of goods for small instrument devices as a percentage of revenues totaled 51% in the current period, as compared to 54% in the same period last year due to a change in sales mix and increased licensing revenues.

    Marketing and selling expenses totaled $4.0 million for the nine months ended September 30, 1998, as compared to $3.8 million last year, an increase of $171,000 or 4%. The increase is primarily due to increased promotion of the PowerGene genetic analyzers. Marketing and selling expenses as a percentage of net revenues amounted to 19% in both periods.

    General and administrative expenses totaled $2.7 million for the nine months ended September 30, 1998, which is comparable to last year. General and administrative expenses as a percentage of net revenues totaled 13% in both periods.

    Net research and development expenses totaled $1.6 million for the nine months ended September 30, 1998, which is comparable to the same period last year. Net research and development expenses remained constant as a percentage of revenues at 8%. Reimbursements under joint development programs decreased to $792,000 from $904,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $2.7 million from $2.9 million, a decrease of $121,000 or 4% as compared to the comparable period last year. The decrease is due to reduced spending on products under joint development with Poly U/A Systems, Inc., partially offset by increased expenditures relating to the Yellow IRIS and PowerGene genetic analyzer product families.

    Amortization of intangible assets for the nine months ended September 30, 1998 decreased to $870,000 from $949,000, a decrease of $79,000 or 8% from the comparable period last. The decline is primarily the result of the write-off in the fourth quarter of 1997 of goodwill from the digital refractometer product line acquired in 1995.

    The results of operations for the nine months ended September 30, 1998 include unusual legal expenses of $125,000 relating to a pending arbitration matter. The unusual legal expenses in the comparable period last year totaled $130,000, and relate primarily to a separate, completed arbitration matter and partially to the pending arbitration matter with DITI.

    Interest expense decreased to $871,000 for the nine months ended September 30, 1998 from $900,000 for the comparable period last year primarily due to reduced indebtedness, partially offset by the effect of increased interest rates on the new credit facility.

    For the nine months ended September 30, 1998, urinalysis segment profits increased to $2.2 million as compared to $1.9 million in the same period last year, an increase of $305,000 or 16%. This increase is largely attributable to increased sales of related supplies and service described above, partially offset by a small increase in operating expenses. Losses for the genetic analysis segment totaled $2.1 million in the current period as compared to losses of $1.4 million in the same period last year, an increase of $657,000. The increased loss is due to the decrease in sales and gross margins for this segment and increased expenses described above. Segment profits from the small laboratory devices segment totaled $850,000 in the current period as compared to $678,000 last year. The improvement is due to the increase in this segment's licensing revenues described above. Unallocated corporate expenses totaled $1.2 million in the current period as compared to $1.1 million last year, an increase of $80,000. This is due to increased legal fees related to a pending arbitration matter.

    The income tax benefit for the nine months ended September 30, 1998 totaled $68,000, as compared to an income tax provision of $48,000 for the comparable period in 1997.

    The above factors contributed to a net loss of $113,000 or $.02 per diluted share for the nine months ended September 30, 1998 as compared to a net income of $30,000 or $0.07 per diluted share for the nine months ended September 30, 1997. In early 1997 the staff of the Securities and Exchange Commission ("SEC staff") announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The SEC staff has taken the position, that solely for purposes of calculating earnings per share the potential discount is an imputed dividend to the preferred stockholders, which reduces the amount of earnings available to common stockholders. Accordingly, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in the nine-month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased to $514,000 at September 30, 1998 from $1.5 million at December 31, 1997. The decrease is due to a decline in cash provided by operations and increased cash used by investing activities. Cash provided by operations for the nine months ended September 30, 1998 decreased to $632,000 from $1.5 million for the comparable period last year. This decline is primarily due to increases in accounts receivable caused by a shift in the timing of system sales, a build up in inventories to prevent shortages and an increase in long-term sales type leases not sold to a third party. These increases were partially offset by increases in accounts payable and other liabilities.

    Cash used by investing activities totaled $760,000 for the nine months ended September 30, 1998, as compared to $202,000 in the prior year. The increase is primarily due to the lack of short term investments available for conversion into cash. Expenditures for property and equipment, including the cost of equipment leased under short term rental agreements, and capitalized software development totaled $612,000 and $315,000, respectively, in the current nine-month period as compared to $427,000 and $388,000, respectively, in the same period last year.

    On May 8, 1998, the Company refinanced its bank loans with the proceeds of a new credit facility from Foothill Capital Corporation, a division of Norwest Bank. The new credit facility consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The term loan bears interest at the lender's prime rate (8.25% on September 30, 1998) plus 3.0% and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The new credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

    Net cash used by financing activities totaled $830,000 and consisted primarily of principal payments made in connection with the refinanced bank loan, partially offset by proceeds from the new credit facility and proceeds from the issuance of common stock. As of September 30, 1998, the Company had $3.2 million outstanding under the term loan and had $1.4 million available under the revolving credit line.

    As of September 30, 1998, the Company also had outstanding notes payable in the aggregate amount of $742,000 from the repurchase of common stock and warrants from a former strategic partner in 1996. The notes bear interest at the rate of 8.0%, and principal is due in bi-monthly installments of $100,000.

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

     The FDA cleared The White IRIS leukocyte differential analyzer in May 1996, but its commercial release was subsequently delayed by other priorities such as the introductions of the Model 900 UDx urine pathology system and the UF-100 urine cell analyzer. The Company has elected not to launch The White IRIS at this time due to limited resources and the potential impact of product launch costs on profitability. The Company is exploring strategic alternatives for The White IRIS program and therefore cannot reasonably estimate any impact on the recoverability of the capitalized costs associated with the product line, principally capitalized software and inventory. If the Company is unable to develop a viable strategic alternative for the program and as a result abandons the product line, it would incur a charge against future earnings of up to $1.2 million for the related amounts capitalized.

     In September 1995, the Company and Poly U/A Systems Inc. ("Poly") entered into a research and development agreement to develop several new urinalysis automation products using the Company's technology. The Company was funding the first $15,000 per month of the cost of the project and has contributed its maximum obligation of $500,000. Poly has reimbursed the Company for the excess. The Company has an option until November 29, 1998 to acquire all of the common stock of Poly for an aggregate price of $5.1 million, payable in cash or shares of common stock of the Company. The Company has decided not to exercise its option at the contractual amount and, instead, has entered into discussions to acquire Poly at a price below the option price. The Company cannot predict whether these discussions will lead to mutually acceptable terms for an acquisition. If the Company acquires Poly, the portion of the purchase price allocated to completed products and other assets would be capitalized and its subsequent amortization would impact future earnings. For the portion of the purchase price allocated to in-process research and development, if any, the Company would record a nonrecurring, non-cash (if purchased with Common Stock) charge against then current earnings.

YEAR 2000 PROBLEM

         The Year 2000 ("Y2K") problem arose because many existing computer programs use only the last two digits to recognize a year. Therefore, when the year 2000 arrives, these programs may not properly recognize a year beginning with "2000" instead of the familiar "1900". The Y2K problem may result in the improper processing of dates and date-sensitive calculations by computers and other microprocessor-controlled equipment as the year 2000 is approached and reached.

         STATE OF READINESS

         The Company has divided its review of Y2K problems into three major areas: (1) internal systems, (2) Company products, including components supplied by outside vendors, and (3) potential Y2K problems associated with outside vendors.

     The Company has focused most of its Y2K efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and the general ledger. The Company has completed a review of these critical systems and has determined that they are not Y2K compliant. These systems are supported by third parties who currently have software updates available at reasonable prices. The Company plans to install and implement these updates by December 31, 1998. The Company is also in the process of reviewing other equipment that contains date-sensitive information. The Company expects to complete its review of all other internal systems by June 30, 1999 and does not expect this review to uncover a risk of a material adverse effect on its operations from Y2K problems in this area.

         The Company has reviewed its products and has determined that the IVD imaging systems produced by the urinalysis and genetics segments have date sensitive fields or components that have date sensitive fields. Based on completed verification and validation testing and, if applicable, certificates received from third party vendors, the Company has concluded that all the genetic segment IVD imaging systems, the unattended urinalysis IVD imaging system (the Model 900 UDx urinalysis workstation) and the UF-100 urine cell analyzer are Y2K compliant. The Company has also determined that there are no date sensitive fields contained in the products of the small instruments segment. The Company has determined that the unattended IVD imaging systems produced by the urinalysis segment (Models Bravo, 250, 300, 450 and 500 urinalysis workstations) have date sensitive fields. The Company has completed work on the software updates to make these products Y2K compliant and is currently in the process of performing verification and validation of these software updates. The Company expects to be distributing these software updates by June 30, 1999.

         The Company has completed a review of outside vendors products that interface with the Company's for any potential Y2K problems and has determined that the Company's products need no further modification to interface with the products of these vendors. The Company is also in the process of identifying any potential Y2K problems from other outside vendors whose systems interface with the Company's internal systems. The Company expects to complete this review by June 30, 1999.

         Based on a preliminary review of the Y2K problem associated with outside vendors, the Company does not expect this issue to have a material adverse effect on its operations. However, since third-party Y2K compliance is not within the Company's control, the Company cannot assure stockholders that Y2K problems affecting the systems of other companies on which the Company's systems rely will not have a material adverse effect on the Company's operations.

         COSTS TO ADDRESS THE Y2K ISSUE

         Costs to address the Y2K problem include hardware, software, and implementation costs paid to outside consultants. These costs incurred to date have totaled less than $50,000, the majority of which has been expensed. The Company expects to incur costs totaling less than $50,000 to upgrade its internal systems. Estimated costs to be incurred with the verification and validation of the urinalysis segment unattended IVD imaging systems are expected to total less than $75,000.

         RISKS PRESENTED BY THE YEAR 2000 ISSUE

         To date, the Company has not identified any Y2K problem that it believes could materially adversely affect the Company or for which a suitable solution cannot be timely implemented. However, as the review of its interfaces with other outside vendors progresses and the verification and validation of changes made to the urinalysis segment's unattended IVD imaging systems is completed, it is possible that Y2K problems may be identified that could result in a material adverse effect on its operations. Also, the Company's credit facility with Foothill Capital Corporation requires that it be Y2K compliant by October 1, 1999. If the Company is unable to complete this work by that time, the Company would have to seek a waiver or extension of this requirement.

         CONTINGENCY PLANS

         Although the Company has not formulated a contingency plan to date, the Company intends to continue to assess its Y2K risks to determine whether it needs to do so. The Company will develop a contingency plan if its implementation of internal systems, ongoing review of other outside vendors or verification and validation of the urinalysis segment unattended IVD imaging systems identify a Y2K problem that poses a significant risk to its business operations.

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

ITEM 5.  OTHER INFORMATION

         The Company recently enlarged the Office of the Chief Executive to three members. Dr. John A. O'Malley and Mr. Roland Jang, both long time advisers to the Company, have joined Dr. Fred H. Deindoerfer in the Office of the Chief Executive on a part time basis. Members of the office will share equally in its key operational and strategic decisions.

         Earlier this year at the Company's Annual Meeting, Dr. Deindoerfer had announced his desire to begin making succession plans. The enlarged office structure will ensure continued focus on the Company's operational and strategic challenges during the succession process.

         Dr. O'Malley, who has served on the Company's Board since 1988, is President of Second Opinion, a consulting firm serving the healthcare diagnostic and biotechnology industry. He is also a member of the Office of the President of Litmus Concepts, Inc., a developer of point-of-care diagnostic tests for the women's healthcare market and a member of the Board of Directors of Cytometrix, Inc., a developer of point-of-care photonics-based medical devices which perform non-invasive blood tests. Dr. O'Malley earned his Ph.D. in Physical Chemistry at the University of Pennsylvania.

         Mr. Jang is a private investor/consultant who has worked in top level positions for a number of healthcare diagnostic and high technology electronics companies, including several successful startup companies he helped found. Mr. Jang is Chairman of the Board of Directors of FlowScan Inc., a company with a proprietary high sensitivity stethoscope in its early stage of marketing and a member of the Board of Directors of Digital Medical Systems, Inc., a company supplying a unique computer system to consolidate and analyze input/output data in hospitals. Mr. Jang previously served as a member of the Company's Board of Directors for twelve years following its inception and has frequently served as an advisor to Dr. Deindoerfer on Company matters since then. He received his M.S. in Chemical Engineering from the University of California at Berkeley.

         A founder of the Company, Dr. Deindoerfer has been Chairman, President and Chief Executive Officer of the Company since 1980. He has guided the Company through its formative years, and since 1990 has spearheaded its growth from a $4 million to $28 million Company. He plans to continue in his role as Chairman of the Board of Directors.



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

----------

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

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2) Current Report on Form 8-K dated January 15, 1997.

(3) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

    (b)    Reports on Form 8-K

    During the quarter ended September 30, 1998, the Company filed no reports on Form 8-K. However, on October 9, 1998 the Company filed a report on Form 8-K to voluntarily report segment information in accordance with FAS 131 for the three completed fiscal years ended December 31, 1997.

    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on November 16, 1998.


                                    INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                    By: /s/ MARTIN S. MCDERMUT
                                        ----------------------------------------
                                        Martin S. McDermut, Vice President,
                                        Finance & Administration and Chief
                                        Financial Officer