Form 10-K
period 1998-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1999-03-31
CIK 319240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On March 12, 1999, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $4.9 million based upon the closing price of $ 7/8 per share of Common Stock as reported on the American Stock Exchange. Solely for the purpose of determining "non-affiliates" in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

     The Registrant had 6,432,875 shares of Common Stock outstanding on March 12, 1999.

     Part III incorporates information by reference from the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                            FORM 10-K ANNUAL REPORT
                      FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    16
Item 3.   Legal Proceedings...........................................    16
Item 4.   Submission of Matters to a Vote of Security Holders.........    16

PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    17
Item 6.   Selected Financial Data.....................................    18
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    28
Item 8.   Financial Statements and Supplementary Data.................    28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    28

PART III
Item 10.  Directors and Executive Officers of the Registrant..........    29
Item 11.  Executive Compensation......................................    29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    29
Item 13.  Certain Relationships and Related Transactions..............    29

PART IV
Item 14.  Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K....................................................    29

                                     PART I

ITEM 1. BUSINESS

     A glossary of selected technical terms is included at the end of this section, and stockholders are encouraged to review the glossary before reading the description of business.

OVERVIEW

     International Remote Imaging Systems, Inc. and its subsidiaries ("IRIS" or the "Company") design, develop, manufacture and market in vitro diagnostic ("IVD") imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology for automating microscopic procedures performed in clinical laboratories as well as special purpose centrifuges and other small instruments. AIM combines the Company's capabilities in automated specimen presentation, including its patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and present images of microscopic particles in easy-to-view displays. The Company's IVD imaging systems are designed to provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. The Company's products are sold directly and through distributors primarily to hospital and reference clinical laboratories, as well as veterinary, physician office and research laboratories.

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

     In December 1997, the Company began distributing the IRIS/Sysmex UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer, Sysmex Corporation. Sysmex initiated contractual procedures in September 1998 for terminating the exclusive nature of the Company's distribution rights to the UF-100 based on allegations of inadequate performance. The Company disputed these allegations and entered into discussions with Sysmex about the pricing and marketing of the UF-100. Those discussions did not resolve the matter. Sysmex is now asserting that it has the right to appoint additional distributors for the UF-100 in North America. The Company disputes that Sysmex has this right but expects that Sysmex will attempt to appoint at least one additional distributor for North America in the near future. The Company is presently evaluating its alternatives and may take legal action if Sysmex does in fact appoint an additional distributor. The Company cannot presently predict the impact of any attempt by Sysmex to appoint an additional distributor or any resulting legal action taken by the Company.

     The Company has had a major program over a number of years to develop The White IRIS leukocyte differential analyzer. The FDA cleared The White IRIS in May 1996, but its commercial release was subsequently delayed by other priorities such as the introductions of the Model 900UDx urine pathology system and the UF-100 urine cell analyzer. The Company has elected not to launch The White IRIS at the present time due to limited resources and the potential impact of product launch costs on near-term profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

THE COMPANY'S STRATEGY

     The Company's objectives are to maintain its technological leadership, develop new products, continue market penetration of existing products, expand the geographic markets for existing products and increase sales of supplies and service. The Company is pursuing these objectives through the following strategies:

     - Adding New IVD Imaging Applications. The Company believes automated microscopy has a number of potential applications in the clinical laboratory beyond the field of urinalysis. In July of 1996, the Company strategically expanded into the field of genetics through the PSI Acquisition, which included the acquisition of the PowerGene family of IVD imaging systems. The Company completed development of The White IRIS leukocyte differential analyzer for hematology in 1997, but it has elected not to launch The White IRIS at the present time due to limited resources and the potential impact of product launch costs on near-term profitability. See "Overview."

     - Continuing Market Penetration for Current Applications of IVD Imaging Technology. The Company plans to continue penetrating the urinalysis segment of the IVD testing market with additional sales of its newest generation models of The Yellow IRIS family, including the Model 900UDx Urine Pathology System which was designed especially for the high-volume testing requirements of larger laboratories.

     - Expanding in New Geographic Markets. The Company's growth strategy also calls for the successful penetration of overseas markets, where its PowerGene systems have already achieved a strong market presence with sales in more than 40 countries. Until recently, neither The Yellow IRIS line nor the StatSpin products have been marketed to a significant degree outside the United States. International markets have witnessed the same trend toward consolidation and emphasis on labor productivity that has characterized the US market for the past 15 years. From a strategic standpoint, management intends to proceed with the introduction of The Yellow IRIS in selected markets where consolidation has already been a factor by developing relationships with distributors in those countries capable of selling both its clinical systems and small instruments.

     - Increasing Sales of Supplies and Service. Once an IVD imaging system is installed, the Company generates significant recurring revenue from sales of supplies and service for its operation. The Company seeks to enhance this revenue stream by installing more systems as well as increasing its product offering of supplies for each system. For example, the Company began selling the CHEMSTRIP/IRIStrip urine test strips for The Yellow IRIS systems at the end of 1994. The Company also hopes to introduce specific DNA probe kits and other consumables for chromosome analysis to its PowerGene line.

     - Maintaining Technological Edge. The Company maintains an active research and development program to continually enhance its IVD imaging systems and explore other potential IVD imaging applications for its AIM technology.

     - Adding Complementary Product Lines. In the past, the Company has also added several complementary lines of small instruments and supplies which appeal to smaller laboratories and respond to the desire of integrated healthcare providers to purchase systems and supplies for a variety of clinical settings from one supplier. The Company also added the UF-100 to its urinalysis instrument line which appeals more to reference laboratories which desire to minimize the number of microscopic examinations. While it continues to consider complementary product line acquisitions from time to time, the Company does not presently believe that such acquisitions are likely in the near term.

AIM TECHNOLOGY

     An effective system for automated microscopy in most applications requires technology for fast, consistent and easily discernable presentation of the specimen to the microscope ("front end processing") and for rapidly capturing, analyzing, classifying, enhancing, arranging and displaying images of the specimen ("back end imaging"). The Company has over the past twenty years created and developed its patented and proprietary AIM technology to address both of these requirements.

     The Company's AIM technology automates all or most of the front end processing in its IVD imaging systems. For example, traditional urine sediment analysis requires manual preparation of a slide from the specimen requiring several steps, including centrifugation followed by carefully positioning, staining and coverslipping a sample extracted from the specimen. The slide is then placed under the microscope and manually manipulated and scanned by a technologist. This procedure is often time-consuming, imprecise and carries the potential for human exposure to biohazards. In contrast, the Company's patented slideless microscope used in The Yellow IRIS allows microscopic examination of a moving specimen precisely positioned in a stream of fluid and eliminates the need for manual slide preparation, manipulation and scanning. The slideless microscope precisely positions the specimen to within microns in a thin layer for proper focusing as it flows past the microscope at high-speed ensheathed in a larger stream of fluid. The method of ensuring proper alignment, particle orientation, focus and measurement, called "imaging flow cytometry," is patented, and the Company is unaware of any other company which has developed similar technology. For those IVD tests where imaging flow cytometry is not optimal or possible, AIM technology automates the slide manipulation and scanning process.

     Once the specimen is located and presented to the microscope, AIM's back end imaging automatically captures, digitizes, classifies, organizes and presents the microscopic images displayed on a video monitor for review by the medical specialist. These digital images of the specimen can then be stored on magnetic or optical media for later retrieval, even years later.

PRODUCTS

  AIM Systems

     The Company currently markets two families of AIM systems -- The Yellow IRIS and the PowerGene. They require customers to make substantial capital investments and are designed for sale to clinical laboratories performing a relatively large number of IVD tests.

     The Yellow IRIS family of urinalysis workstations are widely used nationwide, including hospitals affiliated with over 75% of all United States medical schools. This family of IVD imaging systems currently consists of three models. Two models can also perform IVD imaging tests on a number of body fluids other than urine, including cerebrospinal, peritoneal, pleural, pericardial, synovial and seminal fluids as well as peritoneal dialyzates and lavages. The third model, the Model 900UDx, is designed for laboratories testing high numbers of urine specimens. The Yellow IRIS family of IVD imaging systems currently has list prices ranging from $100,000 to $195,000.

     The PowerGene family of genetic analyzers performs certain chromosome tests such as karyotyping, DNA probe analysis in FISH and M-FISH procedures and comparative genomic hybridization. These tests are typically used for analyzing genetic abnormalities for both clinical uses (e.g. prenatal screening) and research applications (e.g. cancer studies). The Company purchased this family of analyzers in July 1996 in conjunction with the PSI Acquisition. The PowerGene analyzers currently have list prices ranging from $10,000 to over $100,000 depending upon the range of functionality, selected options and configuration.

  Other Systems

     In the fourth quarter of 1997, the Company began marketing the IRIS/Sysmex UF-100 urine cell analyzer in the United States. The UF-100, developed in Japan by Sysmex Corporation, formerly TOA Medical Electronics Co., Ltd. ("Sysmex"), utilizes flow cytometric laser scanning principles to screen large volumes of urine specimens for the presence of abnormal sediment compositions. The Company is the exclusive distributor for the UF-100 in North America and receives royalties from Sysmex on sales of the UF-100 outside of North America. The UF-100 currently has a list price in the United States of $125,000. It provides only the sediment portion of a complete urinalysis.

     Sysmex initiated contractual procedures in September 1998 for terminating the exclusive nature of the Company's distribution rights to the UF-100 based on allegations of inadequate performance. The Company disputed these allegations and entered into discussions with Sysmex about the pricing and marketing of the UF-100. Those discussions did not resolve the matter. Sysmex is now asserting that it has the right to appoint additional distributors for the UF-100 in North America. The Company disputes that Sysmex has this right but expects that Sysmex will attempt to appoint at least one additional distributor for North America in the near future. The Company is presently evaluating its alternatives and may take legal action if Sysmex does in fact appoint an additional distributor. The Company cannot presently predict the impact of any attempt by Sysmex to appoint an additional distributor or any resulting legal action taken by the Company.

  System Supplies and Service

     In addition to sales of IVD imaging systems and the UF-100, the Company obtains significant recurring revenue from sales of supplies used in the operation of these systems and from their service and repair. Supplies for The Yellow IRIS family include the sheath fluid used to position the particles and cleanse the system in slideless microscopy and "controls" used in calibrating and monitoring the performance quality of the systems. The Company also sells the CHEMSTRIP/IRIStrip for testing urine chemistry on The Yellow IRIS. The Company introduced the CHEMSTRIP/IRIStrip urine test strips in late 1994 and has converted over 95% of the installed base of systems to these new test strips. CHEMSTRIP/IRIStrips urine test strips are produced through an agreement with the Boehringer Mannheim Group of companies, recently bought by Hoffman-LaRoche, reorganized and now operated as Roche Diagnostics. The Company is currently seeking to add DNA probe kits for chromosome analysis to the PowerGene product line.

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

  Summary of Revenues by Product Line for Each Segment

     The following tables present a summary of revenues for each segment by product line for the three years ended December 31, 1998:

                                                                          SMALL
                                                           GENETIC      LABORATORY
                                          URINALYSIS     ANALYSIS(1)     DEVICES         TOTAL
                                          -----------    -----------    ----------    -----------
For the Year Ended December 31, 1996
Sales of IVD systems....................  $ 4,189,663    $2,180,683     $       --    $ 6,370,346
Sales of IVD system supplies and
  service...............................    8,831,516       285,977             --      9,117,493
Sales of small instruments and
  supplies..............................           --            --      5,066,292      5,066,292
Royalty and license revenues............       42,923            --             --         42,923
                                          -----------    ----------     ----------    -----------
Total...................................  $13,064,102    $2,466,660     $5,066,292    $20,597,054
                                          ===========    ==========     ==========    ===========

                                                                         SMALL
                                                          GENETIC      LABORATORY
                                          URINALYSIS      ANALYSIS      DEVICES         TOTAL
                                          -----------    ----------    ----------    -----------
For the Year Ended December 31, 1997
Sales of IVD systems....................  $ 5,612,308    $6,211,135    $       --    $11,823,443
Sales of IVD system supplies and
  service...............................   10,061,314       559,897            --     10,621,211
Sales of small instruments and
  supplies..............................           --            --     4,447,418      4,447,418
Royalty and license revenues............      510,920            --        92,156        603,076
                                          -----------    ----------    ----------    -----------
Total...................................  $16,184,542    $6,771,032    $4,539,574    $27,495,148
                                          ===========    ==========    ==========    ===========

                                                                         SMALL
                                                          GENETIC      LABORATORY
                                          URINALYSIS      ANALYSIS      DEVICES         TOTAL
                                          -----------    ----------    ----------    -----------
For the Year Ended December 31, 1998
Sales of IVD systems....................  $ 4,985,717    $5,374,212    $       --    $10,359,929
Sales of IVD system supplies and
  service...............................   11,785,185       562,089            --     12,347,274
Sales of small instruments and
  supplies..............................           --            --     4,345,304      4,345,304
Royalty and license revenues............      229,972            --       235,000        464,972
                                          -----------    ----------    ----------    -----------
Total...................................  $17,000,874    $5,936,301    $4,580,304    $27,517,479
                                          ===========    ==========    ==========    ===========

---------------

(1) Includes only revenues from July 31, 1996, the date of acquisition of the genetic analysis segment.

     In the second quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company operated in one industry segment under SFAS 14. Since the Company is organized on the basis of products and related services, it operates in three segments under SFAS 131: (1) urinalysis, (2) genetic analysis and (3) small laboratory devices. See Note 19 to the Consolidated Financial Statements, "Segment and Geographic Information".

  Backlog

     The sales backlog for IVD imaging systems was approximately $700,000 at December 31, 1997 and $221,000 at December 31, 1998. The Company believes the amount of backlog at a given date is not necessarily indicative of sales for any succeeding period.

RESEARCH AND DEVELOPMENT

     The Company maintains an active research and development program to continually enhance its existing IVD imaging systems and explore other IVD imaging applications for its AIM technology. In 1996, 1997 and 1998, the Company focused its research and development efforts on the following major projects, as well as numerous other smaller projects:

     - Developing the Model 900UDx. The Company completed development of its newest model in The Yellow IRIS family, the Model 900UDx, in 1996. The Model 900UDx is the industry's first and only fully-automated walkaway system for performing complete macroscopic, chemical and microscopic urinalysis profiles. During 1998, the Company upgraded the installed base of Model 900UDx systems to increase reliability and enhance overall performance.

     - Upgrading The Yellow IRIS. The Company conducts an ongoing process of refining its AIM technology and the cost-effectiveness of its systems. During 1998, the Company completed work on software updates to make The Yellow IRIS family of workstations Y2K compliant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Problem."

     - Expanding PowerGene. The Company has dedicated significant research and development efforts toward fluorescent in-situ hybridization ("FISH") analysis. FISH is providing new tools for direct and specific evaluation, and prediction of human genetic disease. Utilizing multi-spectral fluorescent chemical probes, Multiplex-FISH ("M-FISH") methods enhance the sensitivity of classical karyotyping and provide easier interpretation of chromosome abnormalities permitting such procedures to be performed rapidly on uncultured amniotic or cancer cells. During 1998, the Company conducted research and development on DNA probe kits for the PowerGene product line.

     - Developing The White IRIS. The Company has had a major program over a number of years, under sponsorship of the National Institutes of Health and later in conjunction with a Company-sponsored research and development entity, to develop The White IRIS leukocyte differential analyzer. The White IRIS is an automated high-speed workstation used to classify normal, as well as immature and other abnormal white blood cells. The White IRIS performs a differential analysis which includes identifying the five types of normally occurring white blood cells plus a number of abnormally occurring immature white blood cells, variant lymphocytes and other cells. The Company also holds an exclusive, worldwide license to several patents which cover the unique cytoprobe used by The White IRIS, as well as the multi-colored expression of 2-MPM in white blood cells. The Company completed development of The White IRIS leukocyte differential analyzer for hematology in 1997, but it has elected not to launch The White IRIS at the present time due to limited resources and the potential impact of product launch costs on near-term profitability. See "Overview."

     The Company's current research and development efforts include, among other things:

     - Developing the Next Generation Platform for Its IVD Systems. The Company is pursuing improvements designed to significantly increase speed and enhance image quality while simultaneously reducing the amount of technologist time required to operate the system. The Company is currently conducting feasibility studies on an entirely new platform for The Yellow IRIS family of workstations.

     - Upgrading the PowerGene Cytogenetic Capabilities. Research and development efforts for this system are focused upon developing improved karyotyping image classification algorithms, enhanced functionality for molecular cytogenetic studies and expanded measures in chromosome analysis using M-FISH methods. The Company is also developing DNA probe kits for chromosome analysis to enhance the PowerGene revenue stream.

     - Developing the Poly Products. During 1998, the Company and Poly satisfied their funding commitment on this project. The Company decided not to exercise its option to acquire Poly but entered into ongoing discussions to acquire Poly at a price below the option price. No further development work is planned at this time. Regardless of whether the Company acquires Poly, the Company has the right and expects to use improvements to its analyte autorecognition technology from the Poly project in the Company's next generation walkaway urinalysis systems. See discussion below in this section.

     - Identifying Future Applications. The Company also performs market research to identify customer needs and experiments to determine future applications of its technology. The Company believes its AIM technology has potential for improved cost, speed, convenience and utility and may have a number of other potential IVD imaging applications such as cytology, microbiology and histology.

     The Company invested $4.3 million, $3.7 million and $3.7 million on total product technology expenditures during the years ended December 31, 1996, 1997 and 1998, respectively. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     The Company has in the past partially funded research and development programs through (i) grants from NASA and the National Institutes of Health,
(ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities. In recent years, the Company has entered into four significant projects, two joint development projects with strategic partners -- Boehringer Mannheim Corporation ("BMC") and Boehringer Mannheim GmbH ("BMG") -- and two projects with Company-sponsored research and development entities -- LDA Systems, Inc. ("LDA") and Poly U/A Systems, Inc. ("Poly"). From 1994 to 1996, the Company collaborated with BMC and BMG in the development of CHEMSTRIP/IRIStrip urine test strips and the Model 900UDx. BMC supplies the Company with CHEMSTRIP/IRIStrip urine test strips and has agreed to supply the Company with certain raw materials should the Company elect to manufacture its own urine test strips, subject to royalty payments. The Company was granted the non-exclusive right to distribute certain other BMC urinalysis products to hospitals and commercial laboratories in the United States. The Company manufactures the Model 900UDx with BMG providing certain components on an OEM basis at cost. The Company has exclusive marketing rights to the Model 900UDx in the United States, Canada and Taiwan and non-exclusive rights for the rest of the world outside of Germany and Italy. During 1997, Hoffman-LaRoche acquired the Boehringer Mannheim Group of companies, and BMC and BMG are now operated as Roche Diagnostics.

     In 1992, the Company entered into a project with LDA for development of The White IRIS leukocyte differential analyzer and later acquired LDA for approximately 498,000 shares of the Company's common stock. In 1995, the Company entered into a similar project with Poly for development of several new products to enhance automated urinalysis. Poly funded most of the cost of the project with the net proceeds from a 1995 private placement of units, each unit consisting of shares of Poly common stock and warrants to purchase common stock of the Company. The Company contributed $500,000 toward the cost of the project and has no further funding commitments. Poly has also satisfied its funding commitment, and no further development work is planned at this time. The Company had an option until November 29, 1998 to acquire all of the common stock of Poly for an aggregate price of $5.1 million, payable in cash or shares of the Company's common stock. The Company decided not to exercise its option but entered into ongoing discussions to acquire Poly at a price below the option price. The Company cannot predict whether these discussions will lead to mutually acceptable terms for an acquisition.

MARKETING AND SALES

     In the United States, the Company's IVD imaging systems are sold and serviced through the Company's own sales and service forces. Sales activities consist of direct sales by field sales representatives, telemarketing to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and after-sales support to customers in the operation of their systems. In addition to its sales activities, the Company promotes the advantages of its products through advertising in trade journals, attendance at trade shows and direct mail. All sales of IVD imaging systems include installation, customer training and a one-year warranty. The Company's small instruments, targeted primarily at smaller customers, are sold through distributors. The Company has an overseas sales office and staff based in Chester, England that supports agents and distributors and promotes its PowerGene and StatSpin products in more than forty foreign countries.

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

COMPETITION

  Urinalysis

     The Company's primary products for the urinalysis market are The Yellow IRIS family of urinalysis workstations and the UF-100 urine cell analyzer. The principal competitive factors in this market are cost-per-test, ease of use, and quality of result. The Company believes The Yellow IRIS and the UF-100 compete favorably with regard to these factors in their respective target markets.

     A number of hospitals conduct urine sediment examinations using the Kova system made by Hycor Biomedical, Inc., as well as several other similar products, all of which are composed largely of disposable plastic parts. These products provide a more standardized method of preparing urine sediment for microscopical examination as opposed to traditional means. While these disposable products help somewhat to overcome manipulative imprecision, most of them do so at the added expense of an increased number of disposable parts and offer little in time savings. One exception is the CenSlide System acquired by the Company in March of 1996. This system uses a combination centrifuge tube and microscope slide, thereby actually eliminating much of the manipulation required in preparing the urine specimen for microscopic observation. The Company views these types of products as better suited for laboratories performing a small number of urinalysis tests.

     Bayer Diagnostics, Roche Diagnostics, and Dade Behring Corporation sell lines of urine test strips which are useful in determining the concentration of various chemical substances often found in urine. Some claims have been made that the absence of certain results determined with these test strips can preclude the need for microscopic examinations of some specimens. In 1998, IRIS obtained FDA clearance of its claims of improved performance of The Yellow IRIS over reagent strip measures in detecting microscopic abnormalities in urine. Nonetheless, a substantial portion of the urinalysis market has subscribed to the theory that these test strips can be relied upon to reduce the number of microscopic examinations. The Company believes that this is largely due to laboratories' reacting to cost-cutting pressures. The result is significantly slower growth in the demand for microscopic examinations at certain hospitals and reference laboratories.

     The Yellow IRIS currently supports only automated test strip readers supplied by Roche Diagnostics, and some potential customers who have previously purchased automated test strip readers from Bayer Diagnostics (the dominant company in the urine test strip business) cannot connect those readers to The Yellow IRIS. The Company's ability to modify The Yellow IRIS to support a connection to test strip readers from Bayer Diagnostics and Dade Behring is subject to significant restrictions under its existing agreements with Roche Diagnostics.

     The Company is also experiencing increased competitive pressures in the urinalysis market due to the ongoing consolidation of both hospitals and medical device suppliers. Large hospital chains and groups of affiliated hospitals are negotiating comprehensive supply contracts with the larger medical device suppliers. The larger suppliers often equip an entire laboratory and offer one-stop shopping for laboratory instruments, supplies and service. In addition, they typically offer the hospitals annual rebates based on the total volume of business with the suppliers. These rebates create financial incentives against purchasing instruments or supplies from others and act as a barrier to the penetration of hospital laboratories covered by the contract. For example, the Company has encountered significant difficulty in marketing its urinalysis products to hospitals which are members of Premier Enterprises, a nationwide buying cooperative of hospitals and healthcare systems. Premier generally establishes a single vendor for particular product lines and has designated Bayer Diagnostics as its vendor for urinalysis test strips. The Company's family of urinalysis workstations, The Yellow IRIS, uses test strips manufactured for the Company by Roche Diagnostics and thereby has encountered resistance to purchasing The Yellow IRIS from many Premier affiliated hospitals for this reason.

  Genetics

     The Company's products for the genetics market are the PowerGene family of chromosome analyzers. The principal competitive factors in this market are comparative product features, such as ease-of-use, software functionality and user friendliness, clarity of visual output and the quality and responsiveness of customer service. The Company believes the PowerGene analyzers compete favorably with regard to these factors.

     The Company's primary competitors in this worldwide market are Applied Imaging and Vysis, Inc. who market IVD imaging systems for prenatal and other genetic testing. Vysis utilizes a strategy of offering its systems as a vehicle for selling its DNA probes, a strategy that has made it the fastest growing competitor. Leica (a German microscope manufacturer), MetaSystems (also based in Germany) and ASI (an Israeli camera manufacturer) also sell systems for genetic analysis.

  Hematology

     The Company's proposed product for the hematology market is The White IRIS leukocyte differential analyzer. See "Research and Development." Intelligent Medical Imaging, Inc. ("IMI") is presently manufacturing an IVD imaging system, called the Micro 21, for performing certain aspects of white blood cell differential analysis and certain other analyses. Unlike The White IRIS, which uses imaging flow cytometry, the Micro 21 is a slide-based system. The Company believes The White IRIS has certain performance advantages over the Micro 21. For example, The White IRIS (1) uses a closed-tube sampling procedure which is safer and more convenient because it does not require slide preparation, (2) is more sensitive and precise because it counts significantly more white blood cells, (3) allows an easier-to-obtain and more complete answer because it automatically classifies variant, immature and other abnormal cells, as compared only to automated classification of normal cells by the Micro 21, and (4) is more cost effective because it has higher throughput and requires less attended time. See " -- Overview".

     While other automated blood smear reading instruments capable of varying degrees of white blood cell differential analysis exist, they are relatively expensive. There is at least one such instrument currently in production (made by Omron, a Japanese company), but, to the Company's knowledge, it is not marketed outside of Japan. The Company is not aware of any current plans by Omron to market its white blood cell slide readers in the United States. Sysmex, Abbott Laboratories and Beckman Coulter, all manufacturers of blood cell counters, have begun displaying devices which automate the blood smear preparation process and are attachable to their respective analyzers but do not provide for automation of white blood cell differential analysis.

     In 1998, IMI introduced an automated blood smear reader which can be combined with the Micro 21 for enhanced automation. IMI subsequently entered into distribution arrangements with Bayer Diagnostics and Beckman Coulter for the IMI blood smear reader. IMI has recently made public statements that it has now placed over 70 of its Micro 21 systems as "revenue units."

  Other Potential Competitors

     The Company is aware of at least four other companies that sell IVD imaging systems, all for cytology and/or histology applications. Neuromedical Systems, Inc. and NeoPath, Inc. offer IVD imaging systems for PAP smears. Neuromedical Systems recently filed for Chapter 11 bankruptcy protection due to rising losses. Auto-Cyte, Inc. and ChromaVision Medical Systems, two newer ventures, recently obtained significant funding through initial public offerings. AutoCyte plans to compete in the PAP smear arena and recently announced a collaboration with NeoPath and the purchase of intellectual property from Neuromedical Systems. ChromaVision sells a system for rare event finding for applications similar in concept to the PowerGene prototype automated rare event finder delivered last year by PSI to NASA's Johnson Space Center.

INTELLECTUAL PROPERTY

     The Company's commercial success depends in large part on its ability to protect and maintain its proprietary rights. As such, the Company pursues broad protection of its proprietary technology through the filing of various patent applications. The Company has received numerous United States patents for its AIM technology and related applications as well as a number of corresponding foreign patents. These patents also cover developments in image analysis and blood processing. A number of additional patent applications are pending in the United States and abroad. These patents also cover image analysis, urine and blood processing. Also, numerous patents relating to digital refractometers, centrifuges, automated slide handling and disposable urinalysis products were acquired in its recent acquisitions.

     The Company has an exclusive license from Cytocolor, Inc. for the patented 2-MPM cytoprobe used in the operation of The White IRIS. Cytocolor has pursued patent protection of this unique reagent through the filing of patent applications in the United States and abroad. Under the terms of the license, the Company is required to pay Cytocolor royalties of $1,000 per system for the first 1,000 sales of The White IRIS plus 8% of the net sales price of all consumable products containing 2-MPM.

     The Company has granted Sysmex a royalty-bearing license to use pre-1989 technology for urine sediment analyzers and non-medical industrial instruments. The Company has also granted Dade International a royalty-bearing license to use certain centrifuge technology.

     The Company has trade secrets and unpatented technology and proprietary knowledge related to the sale, promotion, operation, development and manufacturing of its products. To protect these rights, the Company enters into confidentiality agreements with its employees and consultants.

     The Company claims copyright in its software and the ways in which it assembles and displays images, and it has filed copyright registrations with the United States Copyright Office. The Company also owns various federally registered trademarks, including "IRIS," "The Yellow IRIS," "The White IRIS," "PowerGene," and "StatSpin." The Company owns numerous other registered and unregistered trademarks. The Company also has certain trademark rights in foreign jurisdictions. The Company intends to aggressively protect its copyrights and trademarks.

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

     The Company is also required to register as a medical device manufacturer with the FDA and comply with FDA regulations concerning good manufacturing practices for medical devices ("GMP Standards"). In 1997, the FDA expanded the scope of the GMP Standards with new regulations requiring medical device manufacturers to maintain control procedures for the design process, component purchases and instrument servicing. The FDA periodically inspects the Company's manufacturing facilities for compliance with GMP Standards. The Company believes that it is in substantial compliance with the expanded GMP Standards.

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

     In addition to domestic regulation of medical devices, many of the Company's products are subject to regulations in the foreign jurisdictions in which it operates or sells products. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. Although the Company distributes the PowerGene analyzer in more than 40 foreign countries, it has not yet applied for regulatory clearances or approvals to market The Yellow IRIS or The White IRIS in most of these foreign countries. The Company's business strategy includes expanding the geographic distribution of these and other products, and there can be no assurance that the Company can secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's existing business or future plans. Among other things, CE Mark certifications are, or may soon be, required for the sale of many products in certain international markets such as the European Community. The Company is actively pursuing CE Mark certification for many of its products, but there can be no assurance that the Company will be successful in securing such certification.

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

SEGMENT AND GEOGRAPHIC INFORMATION

     See Note 19 to the Consolidated Financial Statements, "Segment and Geographic Information," for financial information regarding the Company's operating segments and geographic areas.

EMPLOYEES

     At December 31, 1998, the Company had 154 full-time employees, which is comparable to the number of employees at the end of 1997. The Company also uses outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and the Company believes that its employee relations are satisfactory.

FORWARD-LOOKING STATEMENTS

     This Annual Report contains various forward-looking statements which reflect the Company's current views with respect to future events and financial results and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, the Company's views with respect to future financial results, financing sources, capital requirements, market growth, new product introductions and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. Some of these uncertainties and other factors are discussed later in this Annual Report. See "Management Discussion and Analysis of Financial Condition and Results of Operations." In this section of the Annual Report, the Company has attempted to identify additional uncertainties and other factors which may affect its forward-looking statements.

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

  Dependence on Instrument Sales

     The Company derives most of its revenues from the sale of two families of high-priced instruments -- The Yellow IRIS urinalysis workstations and the PowerGene genetic analyzers. These instruments have list prices ranging from $10,000 to $195,000 depending on model and configuration, and relatively modest declines in unit sales or gross margins for either product line could have a material adverse effect on the Company's revenues and profits.

  Reliance on Single Source Suppliers

     Certain key components of the Company's instruments are manufactured according to the Company's specifications or are available only from single suppliers. For example, Roche Diagnostics is the sole source for the Company's proprietary CHEMSTRIP/IRIStrip urine test strips and related urine test strip readers used in The Yellow IRIS Models 300 and 500. From time to time, single source suppliers have discontinued production of key components or encountered production problems which potentially could have a material adverse effect on instrument sales. Although, in the past, the Company has successfully transitioned to new components to replace discontinued components, there can be no assurance that the Company can always successfully transition to satisfactory replacement components or that the Company will always have access to adequate supplies of discontinued components on satisfactory terms during the transition period. In the first quarter of 1997, Nikon discontinued production of the microscope used in The Yellow IRIS. Prior to the end of production, the Company significantly increased its inventory of these microscopes to facilitate a two-year period for transitioning to a new microscope. The Company has selected and placed orders for a new "off-the-shelf" microscope as the replacement. The Company's inability to transition successfully to replacement components or to secure adequate supplies of discontinued components on satisfactory terms during the transition could have a material adverse effect on instrument sales. See
"-- Dependence on Instrument Sales."

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

     Dr. Deindoefer, the Company's Chairman, President and Chief Executive Officer for the past eighteen years, announced during 1998 his desire to retire before the year 2000. The Company is currently making succession plans, but there can be no assurance that the transition will not have a material adverse effect on the Company's business operations.

  Difficulties Associated with Introduction of Future Products

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

     The Company has elected not to launch The White IRIS at the present time due to limited resources and the potential impact of product launch costs on near-term profitability. Commercial release of The White IRIS would also require external funding and influential testimonials. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Industry Consolidation Creating Barriers to Market Penetration

     The continuing consolidation of hospitals and medical device suppliers is creating barriers to market penetration. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts with the larger medical device suppliers. The larger suppliers can often equip an entire laboratory and offer one-stop shopping for laboratory instruments, supplies and service . In addition, they typically offer the hospitals annual rebates based on the total volume of business with the suppliers. These rebates create financial incentives against purchasing instruments or supplies from the Company. The Company's plans for further market penetration of the urinalysis market with The Yellow IRIS family of workstations will depend in part on its ability to overcome these and any new barriers resulting from consolidation in the healthcare industry.

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

     AUTOMATIC KARYOTYPING. A procedure to capture and digitize an image of a spread of chromosomes from a dividing nucleus (metaphase) which may be further enhanced by image processing. The individual chromosomes in the enhanced image are then automatically separated, matched and aligned into their respective pairs (karyotype).

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

     DNA PROBE ANALYSIS. A molecular biology method using synthesized nucleic acid comprised of unique short sequences of DNA (deoxyribonucleotides) to locate their exact template along the DNA chain in the nucleus of a cell.

     FLUORESCENT IN-SITU HYBRIDIZATION (FISH). A procedure that allows microscopic observation of the location of a unique sequence of DNA by using a DNA probe with a molecule attached to it which emits a distinctive color when illuminated.

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

     MULTIPLEX FLUORESCENT IN-SITU HYBRIDIZATION (M-FISH). A procedure which utilizes a multiple combination of unique sequence DNA probes and fluorescent markers to label all 22 chromosome pairs and 2 sex chromosomes in 24 unique colors, permitting easy and rapid identification of chromosomal breakage and rearrangements (translocations) such as often observed in cancer cells.

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

ITEM 2. PROPERTIES

     The Company leases all of its facilities. The leases expire at various times over the next three years. The Company's headquarters are located at 9162 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding the Company's leaseholds as of December 31, 1998:

                          APPROXIMATE FLOOR    MONTHLY
        LOCATION           SPACE (SQ. FT.)      RENT                          USE
        --------          -----------------    -------                        ---
Chatsworth, CA..........       26,000          $14,300    Sales and Marketing, Research and
                                                          Development, Manufacturing and Corporate
                                                          Administration
League City, TX.........        7,800          $11,200    Sales and Marketing, Research and
                                                          Development and Manufacturing
Norwood, MA.............       11,000          $ 7,800    Sales and Marketing, Research and
                                                          Development and Manufacturing
Chester, England........        5,000          L 4,200    Sales and Marketing and Manufacturing

     The Company believes that its facilities are adequate to meet its current needs. Although it has limited expansion space at its Chatsworth facility, the Company believes that it can accommodate planned growth at this facility for the near term by leasing additional office space for certain non-manufacturing related activities, making modifications to the Chatsworth facility and adding a second shift to its manufacturing operations. The lease for the League City facility expires in August 1999. The Company believes that it can negotiate a new lease for this facility or lease another adequate facility nearby on suitable terms.

ITEM 3. LEGAL PROCEEDINGS

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

     The Company is involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the financial position or results of operation of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange ("Amex") under the symbol "IRI." The closing price of the Common Stock on March 12, 1999 was $ 7/8 per share. The table below sets forth high and low closing prices reported by Amex for the period January 1, 1997 through December 31, 1998:

                                                                PRICE PER SHARE
                                                              -------------------
                                                              HIGH            LOW
                                                              ----            ---
FISCAL 1997
  First Quarter.............................................  $ 5 1/4         $ 3 5/8
  Second Quarter............................................    4 1/4           3 3/8
  Third Quarter.............................................    5               3 11/16
  Fourth Quarter............................................    5 1/8           3 1/4
FISCAL 1998
  First Quarter.............................................  $ 4 11/16       $ 3 1/4
  Second Quarter............................................    4 1/8           2
  Third Quarter.............................................    2 3/8           1 1/16
  Fourth Quarter............................................    1 1/2             3/4

     As of March 12, 1999, IRIS had approximately 4,100 holders of record of its Common Stock.

     The Company intends to employ all available funds in the development of its business and the repayment of indebtedness and, as a result, does not expect to pay any cash dividends for the foreseeable future. Furthermore, the Company may not pay any cash dividends on the Common Stock, or repurchase any shares of the Common Stock, without the written consent of the Company's lender, Foothill Capital Corporation, and the holders of a majority of the outstanding shares of Series A Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

     This information as of December 31, 1997 and 1998 and for the years ended December 31, 1996, 1997 and 1998, is derived in part from, and should be read in conjunction with, the Company's Financial Statements, including the Notes thereto, as included elsewhere in this Annual Report.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1994      1995(1)    1996(1)    1997(1)    1998(1)
                                           -------    -------    -------    -------    -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
FINANCIAL STATEMENT DATA
Net revenues.............................  $12,580    $14,488    $20,597    $27,495    $27,517
Operating income (loss)..................    1,495     (1,802)   (10,434)       246        556
Interest and other income (expense),
  net....................................       95        282       (452)    (1,042)    (1,061)
Net income (loss)........................    1,622      2,126     (7,428)      (503)      (385)
Net income (loss) per share -- basic.....      .30        .35      (1.21)      (.16)      (.06)
Net income (loss) per share -- diluted...      .28        .34      (1.21)      (.16)      (.06)
Working capital..........................    7,779     11,234      1,914      1,650      3,570
Total assets.............................   13,282     22,203     37,860     32,735     32,107
Long term debt, including current
  portion................................      367        311     13,000     11,442     10,442
Total liabilities........................    3,122      3,261     24,096     17,942     17,108
Shareholders' equity.....................   10,160     18,942     13,765     14,792     14,999
Cash dividends per share.................       --         --         --         --         --
OTHER FINANCIAL DATA
Operating income (loss) as adjusted(2)...    1,495      1,098     (1,292)     1,584        749
EBITDA(3)................................    2,407      2,150       (849)     4,050      3,407

---------------
(1) The years ended December 31, 1995 and 1996 include write-offs of acquired in process research and development totaling $2.9 million and $7.3 million, respectively. The year ended December 31, 1996 also includes unusual charges totaling $1.9 million relating primarily to pooling-of-interest expenses, the write-off of deferred public offering costs, expenses relating to litigation and arbitration matters, severance and other incremental costs associated with a restructuring of the Company's personnel. The year ended December 31, 1997 includes unusual charges totaling $1.3 million relating to expenses for litigation and arbitration matters, the write-down of deferred private offering costs and the write-off of goodwill no longer considered recoverable. The year ended December 31, 1998 includes unusual charges totaling $193,000 primarily for legal expenses associated with the pending arbitration matter.

(2) Operating income (loss) as adjusted represents operating income (loss) before the write-off of acquired in-process research and development totaling $2.9 million and $7.3 million in the years ended December 31, 1995 and 1996, respectively, and before unusual charges of $1.9 million, $1.3 million and $193,000 in the years ended December 31, 1996, 1997 and 1998, respectively.

(3) EBITDA represents earnings before taxes, interest expense, write-off of acquired in-process research and development, depreciation and amortization, including amortization of common stock and stock option compensation. The Company believes that EBITDA serves as a financial analysis tool for measuring financial information such as operating performance leverage ratios. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flows as a measure of liquidity.

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

     Until 1996, the Company generated most of its revenues from sales of just two models of The Yellow IRIS urinalysis workstation and related supplies and services. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system, which is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. The Company also began selling the PowerGene family of genetic analyzers in August 1996 after completing the acquisition (the "PSI acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc. ("PSI"). The Company is currently seeking to enhance PSI's revenue stream by adding DNA probe kits for chromosome analysis to the PowerGene product line and may pursue this goal through internal research and development efforts or a strategic transaction with another company. Finally, in December 1997, the Company began distributing the IRIS/Sysmex UF-100 urine cell analyzer in the United States under an existing agreement with Sysmex Corporation, its manufacturer. Sysmex has initiated contractual procedures in September 1998 for terminating the exclusive nature of the Company's distribution rights to the UF-100 based on allegations of inadequate performance. The Company disputed these allegations and entered into discussions with Sysmex about the pricing and marketing of the UF-100. Those discussions did not resolve the matter. Sysmex is now asserting that it has the right to appoint additional distributors for the UF-100 in North America. The Company disputes that Sysmex has this right but expects that Sysmex will attempt to appoint at least one additional distributor for North America in the near future. The Company is presently evaluating its alternatives and may take legal action if Sysmex does in fact appoint an additional distributor. The Company cannot presently predict the impact of any attempt by Sysmex to appoint an additional distributor or any resulting legal action taken by the Company. See "Business -- Overview."

     The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Research and development expense, net.......................  $1,978    $2,125    $2,421
Capitalized software development costs......................     577       535       353
Reimbursed costs for research and development grants and
  contracts.................................................   1,780     1,015       921
                                                              ------    ------    ------
          Total product technology expenditures.............  $4,335    $3,675    $3,695
                                                              ======    ======    ======

     The Company has in the past partially funded its research and development programs through (i) grants from NASA and the National Institutes of Health,
(ii) joint development programs with strategic partners and (iii)
Company-sponsored research and development entities. See "Business -- Research and Development."

     In the quarter ended June 30, 1998, the Company adopted SFAS 131, replacing SFAS 14. The Company operated in one industry segment under SFAS 14. The Company is organized on the basis of products and related services and operates in three segments under SFAS 131: (1) urinalysis, (2) genetic analysis and (3) small laboratory devices. See Note 19 to the Consolidated Financial Statements, "Segment and Geographic Information."

RESULTS OF OPERATIONS

  Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

     Net revenues for the year ended December 31, 1998 totaled $27.5 million which is comparable to the prior year. Sales of IVD systems decreased to $10.4 million from $11.8 million, a decrease of $1.4 million or 12% from the prior year. Revenues from sales of urinalysis systems decreased to $5.0 million from $5.6 million, a decrease of $627,000 or 11%. The decrease is due to a decline in domestic sales, partially offset by increased sales to an international distributor. Revenues from sales of the PowerGene line of genetic analyzers decreased to $5.4 million from $6.2 million, a decrease of $837,000 or 13%. The decrease relates primarily to the non-recurrence of a record $1.25 million multi-system sale of genetic analyzers during the second, third and fourth quarters of last year, lower average selling prices in response to increased competition, partially offset by increased unit volumes. Sales of IVD system supplies and services increased to $12.3 million from $10.6 million, an increase of $1.7 million or 16% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies decreased to $4.3 million from $4.4 million, a decrease of $102,000.

     Royalty and licensing revenue decreased to $465,000 for the year ended December 31, 1998 as compared to $603,000 in the prior year. The decrease is primarily due to differences in non-recurring licensing fees received in the two years. Royalty and licensing revenue is expected to decrease in 1999.

     Revenues from the urinalysis segment totaled $17.0 million for the year ended December 31, 1998 as compared to $16.2 million in the prior year, an increase of $816,000. The net increase is due to increased revenues from supplies and service for The Yellow IRIS which more than offset a decline in sales of The Yellow IRIS instruments and a decline in licensing revenues. Revenues from the genetic analysis segment declined to $5.9 million in 1998 as compared to $6.8 million in the prior year for the reasons described above. Revenues from the small laboratory devices segment were essentially comparable as increased licensing revenues were substantially offset by reduced purchases by a major distributor.

     Cost of goods for IVD systems increased as a percentage of their sales to 56% for the year ended December 31, 1998 from 51% for the prior year. The increase is primarily due to lower average selling prices of The Yellow IRIS urinalysis workstations caused by an increased proportion of international sales and lower average sales prices relating to the PowerGene genetic analyzer. Cost of goods for IVD system supplies and services as a percentage of sales of such products decreased to 48% for the current period as compared to 50% for the prior year. The decrease is primarily due to decreased costs and increased selling prices. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 55% for 1998 compared to 53% for the prior year. The increase is primarily due to a change in the sales mix. The net result of these changes was a decrease in aggregate gross margin to 49% for 1998, as compared to 50% in the prior year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 68% in 1998, as compared to 51% in 1997. Lower average selling prices for The Yellow IRIS workstation to an international distributor were partially offset by improved pricing and decreased costs on supplies and service. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 52% in 1998, as compared to 47% in the prior year. This increase is primarily the result of lower average selling prices due to the non-recurrence of the multi-system order discussed above and price pressures from increased competition. Cost of goods for the small instrument devices segment as a percentage of revenues totaled 52% in 1998 and 1997.

     Marketing and selling expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as salaries for the marketing and distributor relations departments. Marketing and selling expenses totaled $5.4 million for the year ended December 31, 1998, as compared to $5.2 million for the prior year, an increase of $149,000 or 3%. The increase is primarily due to increased promotion of the PowerGene genetic analyzers. Marketing and selling expenses as a percentage of net revenues amounted to 20% in 1998 and 19% in 1997.

     General and administrative expenses consist primarily of payroll costs associated with the Company's management and support personnel, facilities related costs and legal and accounting fees. General and administrative expenses increased to $3.7 million for the year ended December 31, 1998 from $3.5 million, an increase of $162,000 or 5% over the prior year primarily due to expansion of the Office of the Chief Executive, severance expenses and charges associated with the repricing of options held by consultants. These increases were partially offset by lower legal and accounting expenses. General and administrative expenses as a percentage of net revenues totaled 13% in 1998 and 1997.

     Net research and development expenses consist of costs incurred for the development of new products and improvements to existing products less third-party reimbursements under joint development programs, grants and research and development contracts. Net research and development expenses increased to

$2.4 million for the year ended December 31, 1998 from $2.1 million in the prior year, an increase of $296,000 or 14%, due to increased expenditures and decreased external funding under joint development programs. Net research and development expenses as a percentage of net revenues amounted to 9% in 1998 and 8% in 1997. Reimbursements under joint development programs decreased to $921,000 from $1.0 million. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, totaled to $3.7 million which is comparable to the prior year.

     Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with joint development projects and intangible assets arising from acquisitions and patents. Amortization of intangible assets for the year ended December 31, 1998 decreased to $1.2 million from $1.3 million, a decrease of $148,000 or 11% from the prior period. The decline is primarily the result of the write-off in the fourth quarter of 1997 of goodwill from the digital refractometer product line acquired in 1995.

     The results of operations for the year ended December 31, 1998 include unusual charges of $193,000 relating primarily to legal expenses for a pending arbitration matter. See "Legal Proceedings." The unusual charges in the prior year totaled $1.3 million and related primarily to the write-off of deferred private offering expenses, goodwill no longer considered recoverable associated with the digital refractometer product line and legal expenses.

     The net result of the above described changes was an increase in operating income to $556,000 in 1998 as compared to $246,000 in the prior year.

     For the year ended December 31, 1998, urinalysis segment profits increased to $2.9 million as compared to $2.7 million in the prior year, an increase of $147,000 or 5%. This increase is largely attributable to increased sales of related supplies and service described above, partially offset by a small increase in operating expenses and lower system margins. Losses for the genetic analysis segment totaled $2.7 million in 1998 as compared to losses of $1.9 million in the prior year, an increase of $837,000. The increased loss is due primarily to the decrease in sales related to the non-recurrence of the multi-system sale discussed above and gross margins for this segment, as well as a modest increase in operating expenses. Segment profits from the small laboratory devices segment totaled $1.1 million in 1998 as compared to $372,000 in 1997. The improvement is due to the increase in this segment's licensing revenues and the write-off in 1997 of goodwill associated with the digital refractometer product line. Unallocated corporate expenses totaled $1.7 million in 1998 as compared to $2.0 million in the prior year, a decrease, of $275,000. This is due to decreased unusual charges for deferred offering costs and legal expenses as described above.

     The income tax benefit for the year ended December 31, 1998 totaled $120,000 as compared to an income tax benefit of $293,000 for 1997. The income tax benefit for the year ended December 31, 1998 differs from the federal statutory rate due to state, local and foreign income taxes and permanent differences between income reported for financial statement and income tax purposes.

     The above factors contributed to a net loss of $385,000 or $0.06 per diluted share for the year ended December 31, 1998 as compared to a net loss of $503,000 or $0.16 per diluted share for the year ended December 31, 1997. The decrease in the net loss per diluted share is due primarily to an imputed dividend on the Series A Preferred Stock in 1997. In early 1997 the staff of the Securities and Exchange Commission ("SEC staff") announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The SEC staff has taken the position, that solely for purposes of calculating earnings per share the potential discount is an imputed dividend to the preferred stockholders, which reduces the amount of earnings available to common stockholders. Accordingly, the issuance of the Series A Preferred Stock resulted in a one-time reduction in earnings available to common shareholders of $450,000 or $0.08 per share in first quarter of 1997. The staff's position is limited to the calculation of earnings per share and did not have any effect on the Company's net income or cash flow. See "-- Liquidity and Capital Resources."

  Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

     The consolidated financial statements for 1996 reflect the consummation of the PSI Acquisition on July 31, 1996 which was accounted for using the purchase method of accounting. Accordingly, the consolidated statements of operations include the financial results of PSI for the entire 1997 fiscal year, but only for the period from August 1 to December 31 for fiscal 1996.

     Net revenues for the year ended December 31, 1997 increased to $27.5 million from $20.6 million, an increase of $6.9 million or 33% over the prior year. Sales of IVD systems increased to $11.8 million from $6.4 million, an increase of $5.4 million or 86% over the prior year. The Company added the PowerGene family of genetic analyzers to its product line in August 1996 as a result of the PSI Acquisition. Of the 1997 increase in sales of IVD systems, $4.0 million of the increase reflects the first full year of sales of the PowerGene analyzer, which included a record $1.25 million multi-system sale, and $1.4 million reflects increased sales of The Yellow IRIS. Sales of IVD imaging system supplies and services increased to $10.6 million from $9.1 million, an increase of $1.5 million or 16% over the prior year, due to the larger installed base of IVD imaging systems and the conversion of The Yellow IRIS installed base to the new CHEMSTRIP/IRIStrip urine test strips marketed exclusively by the Company. Sales of small instruments and supplies decreased to $4.4 million from $5.1 million, a decrease of $619,000 or 12%, over the prior year. The decrease reflects lower sales levels of the StatSpin products to one of its distributors.

     Royalty and licensing revenue for the year ended December 31, 1997 increased to $603,000 from $43,000, an increase of $560,000 over the prior year. The increase is primarily the result of increased royalties received, the receipt of previously disputed royalties relating to the fourth quarter of 1996 and initial fees earned for the license of certain technology.

     Revenues from the urinalysis segment totaled $16.2 million for the year ended December 31, 1997 as compared to $13.1 million in the prior year, an increase of $3.1 million. This growth is due to the reasons noted above, as well as improved licensing revenue for this segment. Revenues from the genetic analysis segment increased to $6.8 million in 1997 as compared to $2.5 million in the prior year for the reasons described above. Revenues from the small laboratory devices segment decreased to $4.5 million from $5.1 million due to lower sales to one distributor.

     Cost of goods for IVD systems as a percentage of their sales decreased to 51% for the year ended December 31, 1997 as compared to 54% in the prior year. The decrease is primarily due to fixed costs being absorbed by increased sales of The Yellow IRIS, partially offset by increased costs of goods sold relating to the PowerGene analyzer sales. Cost of goods for IVD system supplies and services decreased as a percentage of sales of such products to 50% for the year ended December 31, 1997 from 56% for the prior year. This decrease is principally due to decreased costs and increased sales prices. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 53% for the year ended December 31, 1997, and is comparable to the prior year. The net result of these changes and increased royalties and licensing revenues was an increase in gross margin for the year ended December 31, 1997 to 50%, as compared to 45% for the year ended December 31, 1996.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 51% in 1997, as compared to 55% in 1996, primarily due to the combination of increased sales of The Yellow IRIS and its related supplies and services with a decrease in the cost of goods for the related supplies and services. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 47% in 1997, as compared to 49% in the prior year. This decrease is due to improved profit margins on service which were partially offset by a decline in profit margins on the PowerGene instruments. Cost of goods for the small instrument devices segment as a percentage of revenues totaled 52% in 1997 and 53% in 1996.

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

     General and administrative expenses increased to $3.5 million for the year ended December 31, 1997 from $3.3 million, an increase of $243,000 or 7% over the comparable period in the prior year. This increase is the result of the addition of administrative functions following the PSI Acquisition, partially offset by decreased expenses resulting from the restructuring implemented in the fourth quarter of 1996 and decreased acquisition activities in the current year. General and administrative expenses as a percentage of net revenues decreased from 16% for 1996 to 13% for the current year.

     Net research and development expenses increased to $2.1 million for the year ended December 31, 1997 from $2.0 million, an increase of $147,000 or 7% over the prior year, and decreased as a percentage of net revenues from 10% to 8%. Reimbursements under joint development programs decreased to $1.0 million in 1997 from $1.8 million in 1996. Total product technology expenditures decreased to $3.7 million from $4.3 million, a decrease of $660,000 or 15% over the prior year, due primarily to reduced spending on the development of The White IRIS and decreased expenditures on the products under joint development with Poly UA Systems, Inc., partially offset by the addition of research and development staff from the PSI Acquisition.

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

     The net result of the above described changes was an increase in operating income in fiscal 1997 to $246,000 as compared to an operating loss of $10.4 million in the prior year.

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

     For the year ended December 31, 1997, urinalysis segment profits increased to $2.7 million as compared to a loss of $717,000 in the prior year, an increase of $3.4 million or 479%. This increase is attributable to increased revenues, a decline in unusual charges and lower operating costs following a restructuring in the fourth quarter of 1996. Losses for the genetic analysis segment totaled $1.9 million in 1997 as compared to losses of $8.7 million in the prior year, an improvement of $6.8 million or 78%. The improvement is due primarily to write-off in 1996 of in-process research and development in connection with the PSI Acquisition. Segment profits from the small laboratory devices segment totaled $372,000 in 1998 as compared to $985,000 in 1997, a decline of $613,000 or 62%. The change is due to the write-off in 1997 of goodwill associated with the digital refractometer product line. Unallocated corporate expenses totaled $2.0 million in 1997 as compared to $2.4 million in the prior year, a decrease of $469,000 or 19%. This is due primarily to decreased unusual charges.

     The income tax benefit for the year ended December 31, 1997 was $293,000, as compared to an income tax benefit of $3.5 million for 1996. The income tax benefit for the year ended December 31, 1997 differs from the federal statutory rate due to state, local and foreign income taxes and permanent differences between income reported for the financial statement and income tax purposes.

     The above factors contributed to a net loss of $503,000. However, due to the imputed dividend resulting from the issuance of the Series A Preferred Stock discussed above, the loss per common share based upon the net loss attributable to common stockholders of $953,000 amounted to $0.16 per share for the year ended December 31, 1997 as compared to a net loss of $7.4 million or $1.21 per share for the year ended December 31, 1996. Excluding the effect of unusual charges, adjustment to the deferred tax valuation allowance and charges for the acquisition of in-process research and development from the PSI Acquisition, the Company would have had net loss attributable to common stockholders of $108,000 or $0.02 per share for the year ended December 31, 1997, as compared to a net loss of $1.5 million, or $0.24 per share, for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased to $389,000 at December 31, 1998 from $1.5 million at December 31, 1997. The decrease is due to a decline in cash provided by operations and increased cash used by investing activities.

     Cash provided by operations for the year ended December 31, 1998 decreased to $960,000 from $2.0 million for the prior year. This decline is primarily due to an increase in cash operating expenses, a decrease in gross margins, increases in accounts receivable caused by a shift in the timing of system sales, an increase in inventories and an increase in long-term sales-type leases not sold to a third party. These increases were partially offset by increases in accounts payable.

     Cash used by investing activities totaled $1.2 million for the year ended December 31, 1998, as compared to $872,000 in the prior year. The increase is primarily due to the conversion of short-term investments into cash during 1997. Expenditures for property and equipment, including the cost of equipment leased under short term rental agreements, totaled $1.0 million in 1998 as compared to $950,000 in 1997. Expenditures for capitalized software development totaled $353,000 in 1998 as compared to $535,000 in 1997. The Company does not presently have any material commitments for capital expenditures, and it anticipates that expenditures for property and equipment will decline in 1999.

     On May 8, 1998, the Company refinanced its bank loans with the proceeds of a new credit facility from Foothill Capital Corporation. The credit facility consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the revolving line of credit are limited to a percentage of eligible accounts receivable, and the credit facility has a combined limit of $7.0 million for the term loan and revolving line of credit. The term loan bears interest at the lender's prime rate (7.75% on December 31, 1998) plus 3.0% and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The credit facility matures in 2001 and is collateralized by a first priority lien on all the assets of the Company. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees and imposes restrictions on acquisitions, capital expenditures and cash dividends. It also contains financial covenants based primarily on tangible net worth and cash flow. The Company was not in compliance with one of the financial covenants at year end, and the credit facility was subsequently amended to waive the non-compliance and modify the financial covenants for future periods.

     Net cash used by financing activities totaled $880,000 and consisted primarily of principal payments made in connection with the refinanced bank loan, partially offset by proceeds from the new credit facility and proceeds from the issuance of common stock. As of December 31, 1998, the Company had $2.9 million outstanding under the term loan and $465,000 outstanding under the revolving line of credit. The Company had $1.2 million available under the revolving credit line as of that date.

     As of December 31, 1998, the Company had outstanding (1) a $7.0 million senior subordinated note issued to DITI in connection with the PSI Acquisition and (2) notes payable in the aggregate amount of $542,000 from the repurchase of common stock and warrants from a former strategic partner in 1996. The senior subordinated note issued to DITI bears interest at the rate of 8.5%, and the principal is all due upon maturity on July 31, 2001. The notes issued to the former strategic partner bear interest at the rate of 8.0%, and principal is due in bi-monthly installments of $100,000.

     Assuming constant interest rates, the Company has minimum payments for principal and interest on outstanding debt obligations totaling $2.8 million in 1999, $2.0 million in 2000 and $7.9 million in 2001. The Company believes that its current cash on hand, together with cash expected from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations through 2000. The Company will require additional outside capital to pay all or a portion of the $7.0 principal payment due in July 2001 under the subordinated note delivered to DITI as partial payment for the PSI Acquisition. The Company has postponed its fundraising efforts pending resolution of its claims against DITI through arbitration. See "Legal Proceedings."

     The FDA cleared The White IRIS leukocyte differential analyzer in May 1996, but its commercial release was subsequently delayed by other priorities such as the introductions of the Model 900UDx urine pathology system and the UF-100 urine cell analyzer. The Company has elected not to launch The White IRIS at the present time due to limited resources and the potential impact of product launch costs on near-term profitability. The Company plans to explore strategic alternatives for The White IRIS program and therefore cannot reasonably estimate any impact on the recoverability of the capitalized costs associated with the product line, principally capitalized software and inventory. If the Company is unable to develop a viable strategic alternative for the program and as a result abandons the product line, it would incur a charge against future earnings of up to $1.2 million for the related amounts capitalized.

     In September 1995, the Company and Poly U/A Systems Inc., a Company-sponsored research and development entity, entered into a joint development project for the development of several new products to enhance automated urinalysis using the Company's technology. Poly UA funded most of the cost of the project with the net proceeds from a 1995 private placement of units, each unit consisting of shares of Poly UA common stock and warrants to purchase common stock of the Company. The Company contributed $500,000 toward the cost of the project. During 1998, the Company and Poly UA satisfied their funding commitment on this project, and no further development work is planned at this time. The Company had an option until November 29, 1998 to acquire all of the common stock of Poly UA for an aggregate price of $5.1 million, payable in cash or shares of the Company's common stock.

     The Company decided not to exercise its option but entered into ongoing discussions to acquire Poly UA at a price below the option price. The Company cannot predict whether these discussions will lead to mutually acceptable terms for an acquisition. If the Company acquires Poly in a negotiated transaction, it may result in a charge against then current earnings and additional dilution to common stockholders.

     The Company has outstanding 3,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into a number of shares of common stock equal to (i) its $1,000 liquidation value divided by (ii) a variable conversion price. The conversion price equals the lower of (a) $3.56 per share or (b) 85% of the average closing bid price of the common stock for the five consecutive trading days preceding the conversion (but in no event less than $1.50). Assuming conversion prices of $3.56 and $1.50 per share, the Preferred Stock is convertible into approximately 843,000 and 2,000,000 shares of Common Stock, respectively. Based on the average closing price of $0.73 for the five-day period ending March 19, 1999, the conversion price would be the minimum of $1.50, and the Preferred Stock would convert into 2,000,000 shares of common stock. Any unconverted shares of Preferred Stock will automatically be converted into Common Stock on December 31, 1999. The Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the Common Stock or repurchase any shares of the Common Stock without the written consent of the holder of the Preferred Stock.

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

     The Company has focused most of its Y2K efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and the general ledger. The Company has completed a review of these critical systems and has determined that they are not Y2K compliant. These systems are supported by third parties who currently have software updates available at reasonable prices. The Company has purchased and installed these updates. Although the vendors have certified the updates as Y2K compliant, the Company plans to test the updates on its systems by June 30, 1999. The Company is also in the process of reviewing other equipment that contains date-sensitive information. The Company expects to complete its review of all other internal systems by June 30, 1999 and does not expect this review to uncover a risk of a material adverse effect on its operations from Y2K problems in this area.

     The Company has reviewed its products and has determined that the IVD imaging systems produced by the urinalysis and genetics segments have date sensitive fields or components that have date sensitive fields. Based on completed verification and validation testing and, if applicable, certificates received from third party vendors, the Company has concluded that all the genetic segment IVD imaging systems, the unattended urinalysis IVD imaging system (the Model 900UDx urinalysis workstation) and the UF-100 urine cell analyzer are Y2K compliant. The Company has also determined that there are no date sensitive fields contained in the products of the small instruments segment. The Company has determined that the unattended IVD imaging systems produced by the urinalysis segment (Models Bravo, 250, 300, 450 and 500 urinalysis workstations) have date sensitive fields. The Company has completed work on the software updates to make these products Y2K compliant, including verification and validation of these software updates. The Company expects to be distributing these software updates by April 30, 1999.

     The Company has completed a review of outside vendor's products that interface with the Company's and has determined that the Company's products need no further modification to interface with the products of these vendors. The Company is also in the process of identifying any potential Y2K problems from other outside vendors whose systems interface with the Company's internal systems. The Company expects to complete this review by June 30, 1999.

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

  Costs to Address the Y2K Issue

     Costs to address the Y2K problem include hardware, software, and implementation costs for internal work and outside consultants and are estimated at $175,000. To date, the Company has incurred approximately $125,000 of these costs, the majority of which have been expensed. The Company estimates that the cost to complete its Y2K work at less than $50,000, most of which will relate to completing the verification and validation of Y2K software updates for the IVD imaging systems for its urinalysis segment.

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

     The Company cannot control Y2K planning and compliance by its customers and cannot predict the extent to which the Y2K problem will affect them in their business dealings with the Company. If customers are not adequately prepared for the Y2K problem, the subsequent crisis could temporarily divert their financial and management resources away from normal capital planning and temporarily depress sales of high-priced instruments such as The Yellow IRIS urinalysis workstations and the PowerGene genetic analyzers. This could have a material adverse effect on the Company's revenues and profits. The Y2K problem may also have a material adverse effect on the Company's cash flow if customer payments are delayed significantly due to Y2K problems in its customers' accounting departments.

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

MARKET RISK

     The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

  Interest Rates

     The Company relies significantly on long- and short-term fixed and variable rate debt in its capital structure. The Company does not use interest rate swaps to manage any of its floating-rate debt obligations. As of December 31, 1998, the Company's debt obligations consisted of (1) $7.0 million outstanding under an 8.5% fixed rate subordinated note, (2) $2.9 million outstanding under a variable rate term loan, (3) $465,000 outstanding under a variable rate revolving line of credit and (4) $542,000 outstanding under fixed rate notes issued to a former strategic partner. The variable rate obligations are based upon the lender's prime rate. See "-- Liquidity and Capital Resources." Assuming an increase of one-half of a percentage point in the lender's prime rate on January 1, 1999 and no principal payments for the remainder of the year, the Company's total interest expense would increase by less than $20,000 for 1999 as compared to 1998.

  Foreign Currencies

     The Company has a subsidiary in the United Kingdom which conducts operations outside the Americas. The U.K. Subsidiary purchases and sells products in various currencies. As a result, the Company is exposed to foreign currency gains and losses, and the U.K. subsidiary is exposed to cost increases relative to local currencies in the markets in which it sells. For 1998, a hypothetical 10% strengthening of the U.S. dollar relative to the foreign currencies in which the U.K. subsidiary operates would not have been material. The Company is also subject to some currency risk on a portion of its licensing revenues. This portion is calculated quarterly based on sales results in Japanese Yen and subsequently converted into United States dollars at the then current exchange rate.

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

FORWARD-LOOKING STATEMENTS

     The foregoing discussion, as well as the other sections of this Annual Report on Form 10-K, contain various forward-looking statements which reflect the Company's current views with respect to future events and financial results and are subject to the safe harbor created by that Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, the Company's views with respect to future financial results, financing sources, capital requirements, market growth, new product introductions and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things, (i) the ability of the Company to secure additional financing to repay the remaining principal balance of its long-term debt and to fund its long-term business strategy, (ii) unexpected technical and marketing difficulties inherent in the introduction of sophisticated, capital-intensive new medical instruments, (iii) the potential need for changes in the Company's long-term strategy in response to future developments, (iv) future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by the Company's products, (v) rapid technological change in the microelectronics and software industries, (vi) increasing competition from imaging and non-imaging based in-vitro diagnostic products and (vii) difficulties in assimilating acquired companies and product lines.

     The Company has attempted to identify additional significant uncertainties and other factors affecting forward-looking statements elsewhere in this annual report. See "Business -- Forward-Looking Statements."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are listed in the Index to Financial Statements in
Part IV, Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from "Directors and Executive Officers" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1999 Annual Meeting of IRIS Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1999 Annual Meeting of IRIS Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1999 Annual Meeting of IRIS Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 1999 Annual Meeting of IRIS Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

                                                                       PAGE
                                                                       ----
    1.   INDEX TO FINANCIAL STATEMENTS
           Report of Independent Public Accountants..................    35
           Consolidated Balance Sheets at December 31, 1998 and
              1997...................................................    36
           Consolidated Statements of Operations for the Years Ended
              December 31, 1998, 1997, and 1996......................    37
           Consolidated Statements of Shareholders' Equity for the
              Years Ended December 31, 1998, 1997, and 1996..........    38
           Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1998, 1997 and 1996.......................    39
           Consolidated Statements of Comprehensive Income for the
              Years Ended December 31, 1998, 1997 and 1996...........    40
           Notes to Consolidated Financial Statements................    41
    2.   FINANCIAL STATEMENT SCHEDULES COVERED BY THE FOREGOING
           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
           Schedule II -- Valuation and Qualifying Accounts..........    61

     Other financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

     3. EXHIBITS

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
3.1(a)    Certificate of Incorporation, as amended(1)
3.1(b)    Certificate of Designations of Series A Convertible
          Preferred Stock(2)
3.2       Restated Bylaws(3)
4.1       Specimen of Common Stock Certificate(4)
4.2       Certificate of Designations of Series A Convertible
          Preferred Stock(2)
10.1      Lease of the Company's headquarters facility, as amended(5)
10.2(a)   1982 Stock Option Plans and form of Stock Option
          Agreement(6)
10.2(b)   1983 and 1986 Stock Option Plans, and forms of Stock Option
          Agreements for each Plan(7)
10.2(c)   Amended and Restated 1986 Stock Option Plan(8)
10.2(d)   1994 Stock Option Plan and forms of Stock Option
          Agreements(9)
10.2(e)   Certificate of Officer With Respect to Amendment of 1994
          Stock Option Plan(10)
10.2(f)   Key Employee Stock Purchase Plan(11)
10.2(g)   1997 Stock Option Plan and form of Stock Option
          Agreement(12)
10.3(h)   1998 Stock Option Plan and form of Stock Option
          Agreement(13)
10.3(a)   Various Agreements with Sysmex Corporation, formerly TOA
          Medical Electronics Company, Ltd.(14)
10.3(b)   Patent License Agreement dated April 1, 1997 between the
          Company and Sysmex Corporation, formerly TOA Medical
          Electronics Company, Ltd.(15)
10.3(c)   Termination, Release and Reassignment of Security Interest
          dated October 30, 1997 executed by Sysmex Corporation,
          formerly TOA Medical Electronics Company, Ltd. in favor of the Company(15)
10.4(a)   Agreement for a Strategic Alliance in Urinalysis dated
          January 7, 1994 between the Company and Boehringer Mannheim
          Corporation(16)
10.4(b)   Research and Development and Distribution Agreement dated
          February 6, 1995 by and among the Company, LDA Systems, Inc.
          and Corange International Limited(16)
10.4(c)   Amendment to Distribution Agreements(17)
10.5      Warrant Certificate dated March 20, 1995 issued to
          Biovation, Inc.(16)
10.6(a)   Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A Systems, Inc.(18)
10.6(b)   Research and Development Agreement dated as of September 29,
          1995 between the Company and Poly U/A Systems, Inc.(18)
10.6(c)   $100 Class "A" Note dated September 29, 1995 issued by Poly
          U/A Systems, Inc. in favor of the Company(18)
10.6(d)   Certificate of Incorporation of Poly U/A Systems, Inc. (See
          Article FOUR regarding the IRIS Option)(18)
10.6(e)   Form of Series D Warrant(15)
10.6(f)   Form of Series E Warrant(15)
10.6(g)   Form of Series F Warrant(15)
10.7(a)   Agreement and Plan of Merger dated January 31, 1996 between the Company and StatSpin, Inc.(19)
10.7(b)   Registration Rights Agreement dated January 31, 1996 between the Company and StatSpin Stockholders(19)

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
10.7(c)   Employment Agreement dated January 30, 1996 with Thomas F.
          Kelley(19)
10.7(d)   Letter Agreement dated October 4, 1997 amending Employment
          Agreement of Thomas F. Kelley(15)
10.8(a)   Asset Purchase Agreement dated as of July 15, 1996 by and
          among the Company, Digital Imaging Technologies, Inc.,
          Perceptive Scientific Instruments, Inc. and Perceptive
          Scientific Technologies, Inc.(20)
10.8(b)   Registration Rights and Standstill Agreement dated July 31,
          1996 between the Company and Digital Imaging Technologies,
          Inc.(10)
10.8(c)   Warrant Certificate dated July 31, 1996 issued to Digital
          Imaging Technologies, Inc.(10)
10.8(d)   Stockholder Guaranty Agreement dated July 31, 1996 between
          Edward Randall, III and PSII Acquisition Corp., a
          wholly-owned subsidiary of the Company (now known as
          Perceptive Scientific Instruments, Inc.)(10)
10.8(e)   Non-Competition Agreement dated as of July 15, 1996 between
          Edward Randall, III and PSII Acquisition Corp., a
          wholly-owned subsidiary of the Company (now known as
          Perceptive Scientific Instruments, Inc.)(10)
10.8(f)   Technology License Agreement dated July 31, 1996 between
          Perceptive Scientific Imaging Systems, Inc. and PSII
          Acquisition Corp., a wholly-owned subsidiary of the Company
          (now known as Perceptive Scientific Instruments, Inc.)(10)
10.9      $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of Digital Imaging Technologies,
          Inc.(10)
10.10(a)  Loan and Security Agreement dated as of May 5, 1998 among the Company, Perceptive Scientific Instruments, Inc., and
          StatSpin, Inc., on the one hand, and Foothill Capital
          Corporation, on the other hand.(21)
10.10(b)  Intellectual Property Security Agreement dated as of May 5,
          1998 between the Company and Foothill Capital
          Corporation(21)
10.10(c)  Copyright Security Agreement dated as of May 5, 1998 between the Company and Foothill Capital Corporation(21)
10.10(d)  Intellectual Property Security Agreement dated as of May 5,
          1998 between Perceptive Scientific Instruments, Inc. and
          Foothill Capital Corporation(21)
10.10(e)  Copyright Security Agreement dated as of May 5, 1998 between
          Perceptive Scientific Instruments, Inc. and Foothill Capital
          Corporation(21)
10.10(f)  Security Agreement -- Stock Pledge dated as of May 5, 1998 between Perceptive Scientific Instruments, Inc. and Foothill
          Capital Corporation(21)
10.10(g)  Intellectual Property Security Agreement dated as of May 5,
          1998 between StatSpin, Inc. and Foothill Capital
          Corporation(21)
10.10(h)  Amendment Number One to Loan and Security Agreement dated as of March 23, 1999 among the Company, Perceptive Scientific
          Instruments, LLC, and StatSpin, Inc., on the one hand, and
          Foothill Capital Corporation, on the other hand
10.10(i)  Amendment Number One to Security Agreement -- Stock Pledge
          dated as of March 23, 1999 among the Company and Perceptive
          Scientific Instruments, LLC, on the one hand, and Foothill
          Capital Corporation, on the other hand
10.10(j)  Amendment to Copyright Security Agreement dated as of March
          23, 1999 among the Company and Perceptive Scientific
          Instruments, LLC, on the one hand, and Foothill Capital
          Corporation, on the other hand

EXHIBIT
 NUMBER                           DESCRIPTION
--------                          -----------
10.10(k)  Amendment to Intellectual Property Security Agreement dated as of March 23, 1999 among the Company and Perceptive
          Scientific Instruments, LLC, on the one hand, and Foothill
          Capital Corporation, on the other hand
10.10(l)  Amendment Number Two to Loan and Security Agreement dated as of March 19, 1999 among the Company, Perceptive Scientific
          Instruments, LLC, and StatSpin, Inc., on the one hand, and
          Foothill Capital Corporation, on the other hand
10.10(m)  Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank(15)
10.10(n)  Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank(15)
10.10(o)  Warrant to Purchase Common Stock dated March 15, 1997 issued to City National Bank(22)
10.11(a)  Securities Purchase Agreement dated December 31, 1996 by and between the Company and Thermo Amex Convertible Growth Fund
          I, L.P.(2)
10.11(b)  Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex Convertible Growth Fund I, L.P.(2)
10.11(c)  Registration Rights Agreement dated December 31, 1996 by and between the Company and Thermo Amex Convertible Growth Fund
          I, L.P.(2)
24        Consent of PricewaterhouseCoopers LLP
27        Financial Data Schedule 1998

     Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:
---------------
      (1) Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

      (2) Current Report on Form 8-K dated January 15, 1997.

      (3) Quarterly Report on Form 10-Q for the quarter ended September 30,
          1994.

      (4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

      (5) Annual Report on Form 10-K for the year ended December 31, 1989, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and Annual Report on Form 10-K for the year ended December 31, 1994.

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

      (7) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).

      (8) Annual Report on Form 10-K for the year ended December 31, 1992.

      (9) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).

     (10) Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

     (11) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on January 3, 1997 (File No. 333-19265).

     (12) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).

     (13) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).

     (14) Current Report on Form 8-K dated July 15, 1988 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

     (15) Annual Report on Form 10-K for the year ended December 31, 1997.

     (16) Annual Report on Form 10-K for the year ended December 31, 1994.

     (17) Quarterly Report on Form 10-Q for the quarter ended September 30,
          1996.

     (18) Quarterly Report on Form 10-Q for the quarter ended September 31,
          1995.

     (19) Annual Report on Form 10-K for the year ended December 31, 1995.

     (20) Current Report on Form 8-K filed July 17, 1996.

     (21) Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

     (22) Annual Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K.

       None

(c)  See (a)(3) above.

(d)  See (a)(1) and (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 31, 1999.

                                               INTERNATIONAL REMOTE IMAGING
                                                      SYSTEMS, INC.

                                          By: /s/  FRED H. DEINDOERFER

                                            ------------------------------------
                                                    Fred H. Deindoerfer
                                             Chairman of the Board of Directors
                                             President and Member of the Office
                                                   of the Chief Executive

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ FRED H. DEINDOERFER                    Chairman of the Board of      March 31, 1999
-----------------------------------------------------     Directors, President and
                 Fred H. Deindoerfer                     Member of the Office of the
                                                               Chief Executive

                /s/ JOHN A. O'MALLEY                     Director and Member of the     March 31, 1999
-----------------------------------------------------        Office of the Chief
                  John A. O'Malley                                Executive

                   /s/ ROLAND JANG                       Member of the Office of the    March 31, 1999
-----------------------------------------------------          Chief Executive
                     Roland Jang

               /s/ MARTIN S. MCDERMUT                    Vice President Finance and     March 31, 1999
-----------------------------------------------------    Administration, Secretary,
                 Martin S. McDermut                      and Chief Financial Officer

                /s/ DONALD E. HORACEK                       Assistant Secretary,        March 31, 1999
-----------------------------------------------------     Controller, and Principal
                  Donald E. Horacek                          Accounting Officer

                /s/ STEVEN M. BESBECK                             Director              March 31, 1999
-----------------------------------------------------
                  Steven M. Besbeck

                /s/ THOMAS F. KELLEY                              Director              March 31, 1999
-----------------------------------------------------
                  Thomas F. Kelley

                /s/ RICHARD G. NADEAU                             Director              March 31, 1999
-----------------------------------------------------
                  Richard G. Nadeau

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of International Remote Imaging Systems, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 present fairly, in all material respects, the financial position of International Remote Imaging Systems, Inc., and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 11, 1999

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    AT DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1998
                                                              ------------    ------------
Current assets:
Cash and cash equivalents...................................  $  1,470,861    $    389,495
Short-term investments......................................        25,000              --
Accounts receivable, net of allowance for doubtful accounts
  of
  $267,579 in 1997 and $271,544 in 1998.....................     5,319,539       5,615,799
Inventories.................................................     3,739,483       4,503,446
Prepaid expenses and other current assets...................       259,822         251,483
Deferred tax asset..........................................       993,950         942,589
                                                              ------------    ------------
          Total current assets..............................    11,808,655      11,702,812
Property and equipment, at cost, net of accumulated
  depreciation..............................................     1,847,746       2,004,661
Purchased intangibles.......................................     8,597,601       7,512,100
Software development costs, net of accumulated amortization
  of
  $1,223,601 in 1997 and $1,558,597 in 1998.................     1,080,106       1,097,907
Deferred tax asset..........................................     7,621,800       7,914,129
Other assets................................................     1,778,669       1,875,475
                                                              ------------    ------------
          Total assets......................................  $ 32,734,577    $ 32,107,084
                                                              ============    ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings.......................................  $    850,000    $    464,769
Current portion of long-term debt...........................     3,400,000       1,742,027
Accounts payable............................................     2,613,297       2,871,613
Accrued expenses............................................     2,383,946       2,259,802
Deferred income -- service contracts and other..............       911,459         794,688
                                                              ------------    ------------
          Total current liabilities.........................    10,158,702       8,132,899
Subordinated note payable...................................     7,000,000       7,000,000
Deferred income -- service contracts........................       241,507         274,798
Notes payable, long-term portion............................       542,027       1,700,000
                                                              ------------    ------------
          Total liabilities.................................    17,942,236      17,107,697
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.01 par value; Authorized: 3,000,000
  shares;
  Convertible Series A, shares issued and outstanding: 1997
  and 1998 -- 3,000 ($3,000,000 liquidation preference).....            30              30
Common stock, $.01 par value; Authorized: 15,600,000 shares;
  Shares issued and outstanding: 1997 -- 6,259,728,
  1998 -- 6,432,875.........................................        62,597          64,328
Additional paid-in capital..................................    37,788,536      38,134,290
Treasury stock, at cost (26,240 shares in 1997 and none in
  1998).....................................................      (103,500)             --
Unearned compensation.......................................      (333,495)       (204,294)
Foreign currency translation adjustment.....................        35,877          47,510
Accumulated deficit.........................................   (22,657,704)    (23,042,477)
                                                              ------------    ------------
          Total shareholders' equity........................    14,792,341      14,999,387
                                                              ------------    ------------
          Total liabilities and shareholders' equity........  $ 32,734,577    $ 32,107,084
                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1996           1997           1998
                                                     ------------    -----------    -----------
Sales of IVD systems...............................  $  6,370,346    $11,823,443    $10,359,929
Sales of IVD system supplies and service...........     9,117,493     10,621,211     12,347,274
Sales of small instruments and supplies............     5,066,292      4,447,418      4,345,304
Royalty and license revenues.......................        42,923        603,076        464,972
                                                     ------------    -----------    -----------
Net revenues.......................................    20,597,054     27,495,148     27,517,479
                                                     ------------    -----------    -----------
Cost of goods -- IVD systems.......................     3,423,140      6,077,391      5,827,729
Cost of goods -- IVD system supplies and service...     5,114,538      5,328,092      5,944,091
Cost of goods -- small instruments and supplies....     2,693,900      2,345,909      2,378,206
                                                     ------------    -----------    -----------
Cost of goods sold.................................    11,231,578     13,751,392     14,150,026
                                                     ------------    -----------    -----------
Gross margin.......................................     9,365,476     13,743,756     13,367,453
                                                     ------------    -----------    -----------
Marketing and selling..............................     4,627,089      5,224,513      5,373,053
General and administrative.........................     3,258,700      3,501,239      3,663,447
Research and development, net......................     1,978,326      2,125,095      2,420,658
Amortization of intangibles........................       793,916      1,308,596      1,161,035
Unusual charges (Note 18)..........................     1,891,592      1,338,338        193,186
Acquisition of in-process research and
  development......................................     7,250,000             --             --
                                                     ------------    -----------    -----------
          Total operating expenses.................    19,799,623     13,497,781     12,811,379
Operating income (loss)............................   (10,434,147)       245,975        556,074
Other income (expense):
  Interest income..................................       221,935         56,557         41,496
  Interest expense.................................      (681,114)    (1,208,138)    (1,162,634)
  Other income.....................................         7,211        109,318         60,551
                                                     ------------    -----------    -----------
Loss before benefit for income taxes...............   (10,886,115)      (796,288)      (504,513)
Benefit for income taxes...........................    (3,457,927)      (293,000)      (119,740)
                                                     ------------    -----------    -----------
Net loss...........................................    (7,428,188)      (503,288)      (384,773)
Less imputed preferred stock dividend..............            --       (450,000)            --
                                                     ------------    -----------    -----------
Net loss attributable to common stockholders.......  $ (7,428,188)   $  (953,288)   $  (384,773)
                                                     ============    ===========    ===========
Net loss per share -- basic........................  $      (1.21)   $      (.16)   $      (.06)
                                                     ============    ===========    ===========
Net loss per share -- diluted......................  $      (1.21)   $      (.16)   $      (.06)
                                                     ============    ===========    ===========
Weighted average number of common shares
  outstanding -- basic.............................     6,141,657      6,019,041      6,310,312
                                                     ============    ===========    ===========
Weighted average number of common shares
  outstanding -- diluted...........................     6,141,657      6,019,041      6,310,312
                                                     ============    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           CONVERTIBLE
                                            SERIES A
                                         PREFERRED STOCK      COMMON STOCK       ADDITIONAL
                                         ---------------   -------------------     PAID-IN      TREASURY       UNEARNED
                                         SHARES   AMOUNT    SHARES     AMOUNT      CAPITAL        STOCK      COMPENSATION
                                         ------   ------   ---------   -------   -----------   -----------   ------------
Balance as of December 31, 1995........     --      --     6,292,408   $62,924   $34,154,116   $  (453,386)   $ (95,884)
Issuance of convertible preferred stock
 for cash..............................  3,000     $30            --        --     2,928,291            --           --
Common stock issued on exercise of
 stock options.........................     --      --       137,924     1,379       333,315            --           --
Common stock issued or issued from
 treasury under Employee Stock Purchase
 Plan:
 for Cash..............................     --      --        13,297       133        81,369        37,703           --
 for Services..........................     --      --        22,136       221       150,159        37,703     (153,190)
Stock option compensation..............     --      --            --        --       437,770            --     (270,925)
Issuance of warrants in connection with
 acquisition of Perceptive Scientific
 Instruments, Inc......................     --      --            --        --       927,000            --           --
Repurchase of shares of common stock
 and warrants..........................     --      --            --        --      (273,216)   (2,132,141)          --
Retire treasury stock..................     --      --      (553,875)   (5,539)   (2,504,582)    2,510,121           --
Amortization of unearned
 compensation..........................     --      --            --        --            --            --      134,120
Income tax benefit related to exercise
 of nonqualified stock options.........     --      --            --        --        77,313            --           --
Foreign currency translation
 adjustment............................     --      --            --        --            --            --           --
Stock tendered as payment for options
 exercised.............................     --      --            --        --            --      (103,500)          --
Net loss...............................     --      --            --        --            --            --           --
                                         -----     ---     ---------   -------   -----------   -----------    ---------
Balance, December 31, 1996.............  3,000      30     5,911,890    59,118    36,311,535      (103,500)    (385,879)
Common stock issued on exercise of
 stock options.........................     --      --        13,901       139        33,466            --           --
Common stock issued under Employee
 Stock Purchase Plan:
 for Cash..............................     --      --        34,964       350       140,458            --           --
 for Services..........................     --      --        34,964       350       140,458            --     (140,808)
Issuance of stock options for
 services..............................     --      --            --        --        73,680            --      (73,680)
Common stock and warrants to purchase
 common stock issued for cash on
 exercise of warrants..................     --      --       188,633     1,886       676,492            --           --
Issuance of common stock and warrants
 in satisfaction of accounts payable...     --      --        75,376       754       282,947            --           --
Issuance of warrants to purchase common
 stock in connection with bank debt
 renewal...............................     --      --            --        --       129,500            --           --
Amortization of unearned
 compensation..........................     --      --            --        --            --            --      266,872
Foreign currency translation
 adjustment............................     --      --            --        --            --            --           --
Net loss...............................     --      --            --        --            --            --           --
                                         -----     ---     ---------   -------   -----------   -----------    ---------
Balance, December 31, 1997.............  3,000      30     6,259,728    62,597    37,788,536      (103,500)    (333,495)
Common stock issued on exercise of
 stock options.........................     --      --        37,732       377       113,952       (25,932)          --
Common stock issued under Employee
 Stock Purchase Plan:
 for Cash..............................     --      --        48,400       484        76,345            --           --
 for Services..........................     --      --       108,775     1,088       174,187            --     (126,049)
Issuance of stock options for
 services..............................     --      --            --        --        12,000            --      (12,000)
Common stock and warrants to purchase
 common stock issued for cash on
 exercise of warrants and issuance of
 warrants, net of expenses.............     --      --        12,778       128        39,905            --           --
Retire treasury stock..................     --      --       (34,538)     (346)     (129,086)      129,432           --
Charge for repricing options held by
 non-employees.........................     --      --            --        --        58,451            --           --
Amortization of unearned
 compensation..........................     --      --            --        --            --            --      267,250
Foreign currency translation
 adjustment............................     --      --            --        --            --            --           --
Net loss...............................     --      --            --        --            --            --           --
                                         -----     ---     ---------   -------   -----------   -----------    ---------
Balance, December 31, 1998.............  3,000     $30     6,432,875   $64,328   $38,134,290            --    $(204,294)
                                         =====     ===     =========   =======   ===========   ===========    =========


                                           FOREIGN
                                          CURRENCY
                                         TRANSLATION   ACCUMULATED
                                         ADJUSTMENT      DEFICIT         TOTAL
                                         -----------   ------------   -----------
Balance as of December 31, 1995........         --     $(14,726,228)  $18,941,542
Issuance of convertible preferred stock
 for cash..............................         --               --     2,928,321
Common stock issued on exercise of
 stock options.........................         --               --       334,694
Common stock issued or issued from
 treasury under Employee Stock Purchase
 Plan:
 for Cash..............................         --               --       119,205
 for Services..........................         --               --        34,893
Stock option compensation..............         --               --       166,845
Issuance of warrants in connection with
 acquisition of Perceptive Scientific
 Instruments, Inc......................         --               --       927,000
Repurchase of shares of common stock
 and warrants..........................         --               --    (2,405,357)
Retire treasury stock..................         --               --            --
Amortization of unearned
 compensation..........................         --               --       134,120
Income tax benefit related to exercise
 of nonqualified stock options.........         --               --        77,313
Foreign currency translation
 adjustment............................    $37,791               --        37,791
Stock tendered as payment for options
 exercised.............................         --               --      (103,500)
Net loss...............................         --       (7,428,188)   (7,428,188)
                                           -------     ------------   -----------
Balance, December 31, 1996.............     37,791      (22,154,416)   13,764,679
Common stock issued on exercise of
 stock options.........................         --               --        33,605
Common stock issued under Employee
 Stock Purchase Plan:
 for Cash..............................         --               --       140,808
 for Services..........................         --               --            --
Issuance of stock options for
 services..............................         --               --            --
Common stock and warrants to purchase
 common stock issued for cash on
 exercise of warrants..................         --               --       678,378
Issuance of common stock and warrants
 in satisfaction of accounts payable...         --               --       283,701
Issuance of warrants to purchase common
 stock in connection with bank debt
 renewal...............................         --               --       129,500
Amortization of unearned
 compensation..........................         --               --       266,872
Foreign currency translation
 adjustment............................     (1,914)              --        (1,914)
Net loss...............................         --         (503,288)     (503,288)
                                           -------     ------------   -----------
Balance, December 31, 1997.............     35,877      (22,657,704)   14,792,341
Common stock issued on exercise of
 stock options.........................         --               --        88,397
Common stock issued under Employee
 Stock Purchase Plan:
 for Cash..............................         --               --        76,829
 for Services..........................         --               --        49,226
Issuance of stock options for
 services..............................         --               --            --
Common stock and warrants to purchase
 common stock issued for cash on
 exercise of warrants and issuance of
 warrants, net of expenses.............         --               --        40,033
Retire treasury stock..................         --               --            --
Charge for repricing options held by
 non-employees.........................         --               --        58,451
Amortization of unearned
 compensation..........................         --               --       267,250
Foreign currency translation
 adjustment............................     11,633               --        11,633
Net loss...............................         --         (384,773)     (384,773)
                                           -------     ------------   -----------
Balance, December 31, 1998.............    $47,510     $(23,042,477)  $14,999,387
                                           =======     ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1996          1997          1998
                                                              ------------   -----------   -----------
Cash flows from operating activities:
  Net loss..................................................  $ (7,428,188)  $  (503,288)  $  (384,773)
Adjustments to reconcile net loss to net cash provided by
  operations:
  Deferred tax benefit......................................    (3,456,920)     (403,000)     (212,418)
  Acquisition of in-process research and development........     7,250,000            --            --
  Depreciation and amortization.............................     1,769,896     3,413,125     2,475,169
  Common stock and stock option compensation................       335,858       266,872       325,701
  (Gain) loss on disposal of property and equipment.........       (51,401)       62,844            --
  Allowance for doubtful accounts...........................       198,037        (7,187)        3,965
Changes in assets and liabilities:
  Accounts receivable -- trade and other....................       (77,240)     (153,983)     (466,176)
  Service contracts, net....................................      (475,034)      201,505        29,300
  Inventories...............................................    (1,433,834)    1,096,724      (764,923)
  Prepaid expenses and other current assets.................       176,061       (66,386)      (15,010)
  Other assets..............................................      (132,992)      (59,339)     (235,926)
  Accounts payable..........................................     2,851,805    (1,686,728)      260,790
  Accrued expenses..........................................       375,793        84,071       (27,557)
  Deferred income -- other..................................       279,591      (279,591)      (28,550)
                                                              ------------   -----------   -----------
Net cash provided by operating activities...................       181,432     1,965,639       959,592
                                                              ------------   -----------   -----------
Cash flows from investing activities:
  Acquisition of property and equipment.....................    (1,171,621)     (949,841)   (1,026,475)
  Sales of property and equipment...........................        85,000            --            --
  Acquisition of business and product line, net of cash
    acquired or adjustments to cost of business.............   (10,311,041)           --       167,790
  Software development costs................................      (577,421)     (534,855)     (352,797)
  Maturities of securities..................................     4,169,138       642,589        25,000
  Acquisition of other assets...............................            --       (30,000)           --
                                                              ------------   -----------   -----------
Net cash used by investing activities.......................    (7,805,945)     (872,107)   (1,186,482)
                                                              ------------   -----------   -----------
Cash flows from financing activities:
  Issuance of common and preferred stock and warrants for
    cash....................................................     3,278,720       907,791       205,259
  Installment payment on repurchase of common stock.........      (553,148)     (545,057)           --
  Borrowings on credit facility.............................     1,334,755     3,895,000     8,558,550
  Repayments on credit facility.............................            --    (4,879,755)   (7,843,781)
  Repayments of notes payable and capital lease.............    (2,110,633)   (2,600,000)   (1,611,509)
  Proceeds from notes payable...............................     7,800,000            --            --
  Deferred stock or debt issuance costs.....................       (35,049)           --      (188,937)
                                                              ------------   -----------   -----------
Net cash provided (used) by financing activities............     9,714,645    (3,222,021)     (880,418)
                                                              ------------   -----------   -----------
  Effect of foreign currency rate fluctuation on cash and
    cash equivalents........................................         1,008        (3,185)       25,942
                                                              ------------   -----------   -----------
  Net increase (decrease) in cash and cash equivalents......     2,091,140    (2,131,674)   (1,081,366)
  Cash and cash equivalents at beginning of year............     1,511,395     3,602,535     1,470,861
                                                              ------------   -----------   -----------
  Cash and cash equivalents at end of year..................  $  3,602,535   $ 1,470,861   $   389,495
                                                              ============   ===========   ===========
Supplemental schedule of non-cash financing activities:
  Non cash issuance of common stock and common stock
    warrants................................................  $    153,190   $   562,689   $   234,755
  Stock option compensation.................................       437,770            --            --
  Issuance of common stock under a stock for stock
    exercise................................................       103,500            --            --
  Issuance of warrants in connection with development
    agreements and for other assets.........................            --        65,000            --
  Issuance of warrants and subordinated note for asset
    purchase................................................     7,927,000            --            --
  Accrual for common stock and warrant repurchase...........     1,587,084            --            --
  Tax benefit related to exercise of nonqualified stock
    options.................................................        77,313            --            --
  Unpaid common stock issuance costs........................            --        55,000            --
  Issuance of notes payable for accrued liabilities.........            --     1,042,027            --
  Equipment acquired through issuance of capital lease......            --            --        70,000
Supplemental disclosure of cash flow information:
  Cash paid for income taxes................................        64,100            --       213,407
  Cash paid for interest....................................       526,182     1,104,605     1,093,253

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    1996          1997         1998
                                                 -----------    ---------    ---------
Net loss.......................................  $(7,428,188)   $(503,288)   $(384,773)
  Other comprehensive income (loss), foreign
     currency translation adjustment...........       37,791       (1,914)      11,633
                                                 -----------    ---------    ---------
  Comprehensive loss...........................  $(7,390,397)   $(505,202)   $(373,140)
                                                 ===========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. FORMATION AND BUSINESS OF THE COMPANY.

     International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company") operate in three segments. (See Note 19 -- "Segment and Geographic Information"). The Company designs, develops, manufactures and markets in vitro diagnostic ("IVD") equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories. In December 1997, the Company also began distributing the IRIS/Sysmex UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer, Sysmex Corporation. AIM combines the Company's capabilities in automated specimen presentation, including its patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and visually present images of microscopic particles in easy-to-use displays. The Company's IVD imaging systems are designed to provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. The Company also provides on-going service and supplies to support equipment sold. The Company's products are sold directly and through distributors primarily to hospital and reference clinical laboratories, as well as veterinary, physician office and research laboratories.

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

     On July 31, 1996, the Company, through a wholly owned subsidiary, PSI Acquisition Corp., acquired the IVD imaging business of Perceptive Scientific Instruments, Inc. ("Old PSI") for $9.5 million in cash (including $400,000 in acquisition costs), issuance of a $7.0 million 8.5% subordinated note ("Subordinated Note") and a five year warrant to purchase 875,000 shares of the Company's common stock at $8.00 per share (valued for accounting purposes at $927,000). The cash portion of the purchase price was paid primarily with funds obtained from a bank under a $7.8 million term loan and a $1.5 million revolving line of credit. The Company subsequently changed the name of PSI Acquisition Corp. to Perceptive Scientific Instruments, LLC ("PSI").

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Use of Estimates

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

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivables, inventories, purchased intangibles, estimated provisions for warranty costs and deferred tax assets. Actual results could differ from those estimates.

  Principles of Consolidation

     The financial statements include the accounts of International Remote Imaging Systems, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Foreign Currency

     The financial statements of the Company's foreign subsidiary are translated into U.S. dollars using the exchange rate prevailing at each balance sheet date for assets and liabilities and average exchange rates for each reporting period for revenues and expenses. Translation adjustments are recorded directly to a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

  Cash Equivalents and Short-Term Investments

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

  Accounts Receivable

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

  Inventories

     Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

  Property and Equipment and Depreciation

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

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

  Purchased Intangibles

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

  Software Development Costs

     The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of one and one half years to three years is assigned to capitalized software development costs. Amortization expense of software development costs was approximately $180,500, $375,721 and $334,996 for 1996, 1997, and 1998 respectively.

  Deferred Warrant Costs

     Deferred warrant costs are included in other assets and result from the issuance of warrants in conjunction with various development, distribution and technology license agreements. These costs are generally being amortized over the estimated term of the related agreements.

  Long-Lived Assets

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses to be recognized is to be based on the difference between the fair values and the carrying amounts of the assets. During 1996, the Company determined that no impairment loss was required for applicable assets; however, as a result of certain events discussed in Note 7, a $704,579 charge was recorded for write-down of long-lived assets in the fourth quarter of 1997.

  Stock Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

of all awards granted in fiscal years that begin after December 15, 1994. An expense is recognized for common stock, warrants or options issued or repriced, for services rendered by non-employees based on the estimated fair value of the security exchanged.

  Revenue Recognition

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

  Warranties

     IRIS recognizes the full estimated cost of warranty expense, including installation costs, at the time of product shipment.

  Research and Development Expenditures

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

  Income Taxes

     IRIS accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

  Marketing Costs

     All costs related to marketing and advertising the Company's products are expensed at the time the advertising takes place.

  Fair Value of Financial Instruments

     The amount recorded for financial instruments in the Company's consolidated financial statements approximates fair value as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," except for the subordinated note described in Note 9 of which the fair value is not readily determinable.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

  Earnings Per Share

     In the fourth quarter of 1997, the Company adopted SFAS No. 128 "Earnings Per Share." SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statements of all entities with complex capital structures. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income
(loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method. Common stock equivalents relate to stock options and warrants are excluded from the computation when their effect is antidilutive.

  Segment Reporting

     In the second quarter of 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments, SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See Note
19 -- "Segment and Geographic Information".

  Reclassifications

     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 presentation.

  Certain Risks and Uncertainties

     Dependence on Instrument Sales: The Company derives most of its revenues from the sale of two families of high-priced instruments -- The Yellow IRIS urinalysis workstations, and the PowerGene genetic analyzers. These instruments have list prices ranging from $10,000 to $195,000 depending on model and configuration, and relatively modest declines in unit sales or gross margins for either product line could have a material adverse effect on the Company's revenues and profits.

     Reliance on Single Source Suppliers: Certain key components of the Company's instruments are manufactured according to the Company's specifications or are available only from single suppliers. For example, Roche Diagnostics is the sole supplier for the Company's proprietary CHEMSTRIP/IRIStrip urine test strips and related test reader used in The Yellow IRIS Models 300 and 500. From time to time, single source suppliers have discontinued production of key components or encountered production problems which potentially could have a material adverse effect on instrument sales. Although, in the past, the Company has successfully transitioned to new components to replace discontinued components, there can be no assurance that the Company can always successfully transition to satisfactory replacement components or that the Company will always have access to adequate supplies of discontinued components on satisfactory terms during the transition period. The Company's inability to transition successfully to replacement components or to secure adequate supplies of discontinued components on satisfactory terms could have a material adverse effect on the Company.

 3. COMPREHENSIVE INCOME.

     In January 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires that all

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     The Company's only component of comprehensive income (loss) relates to foreign currency translation adjustments. No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the three years ended December 31, 1998:

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1996        1997        1998
                                                --------    --------    --------
Beginning balance.............................  $    --     $37,791     $35,877
Current period change.........................   37,791      (1,914)     11,633
                                                -------     -------     -------
Ending balance................................  $37,791     $35,877     $47,510
                                                =======     =======     =======

 4. INVENTORIES.

     Inventories consist of the following:

                                                          AT DECEMBER 31,
                                                      ------------------------
                                                         1997          1998
                                                      ----------    ----------
Finished goods......................................  $  766,525    $1,647,028
Work-in-process.....................................     788,374       432,569
Raw materials, parts and sub-assemblies.............   2,184,584     2,423,849
                                                      ----------    ----------
                                                      $3,739,483    $4,503,446
                                                      ==========    ==========

 5. PROPERTY AND EQUIPMENT.

     Property and equipment consist of the following:

                                                         AT DECEMBER 31,
                                                    --------------------------
                                                       1997           1998
                                                    -----------    -----------
Leasehold improvements............................  $   406,308    $   414,303
Furniture and fixtures............................      274,828        281,280
Machinery and equipment...........................    3,691,466      4,593,847
Tooling, dies and molds...........................      767,355        796,355
Rental units......................................      930,407      1,059,045
                                                    -----------    -----------
                                                      6,070,364      7,144,830
  Less accumulated depreciation...................   (4,222,618)    (5,140,169)
                                                    -----------    -----------
                                                    $ 1,847,746    $ 2,004,661
                                                    ===========    ===========

     Property and equipment includes $2,710,335, and $3,791,505 respectively, at December 31, 1997 and 1998, of fully depreciated assets which remain in service. Depreciation expense was $830,914, $983,003, and $926,655, for 1996, 1997, and
1998, respectively.

 6. EQUIPMENT LEASING AND THIRD PARTY TRANSACTIONS.

     Certain sales-type leases originated by the Company have been sold on a non-recourse basis to a financial institution ("Third Party"). The Third Party assumes the administrative responsibility for the collection of the lease receivable and the credit risk. Also, in connection with these leases the Company agrees to provide on-

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

going supplies and maintenance service with respect to the equipment. For these obligations the Company receives its normal supply and maintenance revenues. The agreements with the Third Party provide the Company with residual rights in revenues, if any, derived from the equipment after the Third Party has received a designated return. Equipment sales revenues arising from these transactions with the Third Party were $125,000, $525,000, and $513,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     For sales-type leases not sold to third parties, the components of net investment in sales-type leases recorded in other assets are as follows at December 31, 1998.

Total minimum lease payments............................    $563,364
Less estimated executory costs including profit
  thereon...............................................    (180,268)
                                                            --------
Net minimum lease payments..............................     383,096
Less unearned income....................................    (120,189)
                                                            --------
Net investment in sales-type leases.....................     262,907
Less current portion....................................     (52,852)
                                                            --------
                                                            $210,055
                                                            ========

     No sales-type leases were outstanding as of December 31, 1997.

     Any lease that does not meet the criteria for a sales-type or a financing lease is accounted for as an operating lease. Under these leases the Company also provides supplies and services. Generally operating leases are for periods less than one year and contain provisions for early termination with a penalty and renewal. The cost of leased systems is depreciated to a zero value on a straight-line basis over five years. Accumulated depreciation on leased systems was $232,302, and $413,992 at December 31, 1997 and 1998, respectively.

     Future minimum lease payments due from customers under sales-type leases and noncancellable operating leases as of December 31, 1998 are as follows:

                                       SALES-TYPE LEASES    OPERATING LEASES
                                       -----------------    ----------------
1999.................................      $119,124             $544,857
2000.................................       119,124                7,642
2001.................................       119,124                7,642
2002.................................       119,124                6,368
2003.................................        86,868                   --
                                           --------             --------
                                           $563,364             $566,509
                                           ========             ========

7. PURCHASED INTANGIBLES.

     Purchased intangibles, at cost, consist of the following:

                                                 AT DECEMBER 31,
                                            --------------------------
                                               1997           1998
                                            -----------    -----------
Goodwill..................................  $   383,108    $   383,108
International distribution channel........    5,571,728      5,403,938
Acquired technology and know-how..........    3,960,904      3,960,904
                                            -----------    -----------
                                              9,915,740      9,747,950
Less accumulated amortization.............   (1,318,139)    (2,235,850)
                                            -----------    -----------
Total.....................................  $ 8,597,601    $ 7,512,100
                                            ===========    ===========

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

     In 1996 the Company acquired the genetic analysis segment. A portion of the purchase price was allocated to the international distribution channel and acquired technology and know-how. During the year ended December 31, 1998, the Company received a contractual adjustment to the purchase price of $167,790. Consistent with the original allocation methodology, these monies were offset against the value assigned to the international distribution channel intangible.

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

 8. ACCRUED EXPENSES.

     Accrued expenses consist of the following:

                                                  AT DECEMBER 31,
                                              ------------------------
                                                 1997          1998
                                              ----------    ----------
Accrued bonuses.............................  $  194,444    $  207,892
Accrued commissions.........................     260,296       232,766
Accrued payroll.............................      21,121         7,015
Accrued vacation............................     301,337       284,262
Accrued taxes and other.....................     101,528        14,458
Accrued professional fees...................     156,321       206,955
Accrued warranty expense....................     466,569       441,771
Accrued interest............................     133,242       138,817
Accrued -- other............................     749,088       725,866
                                              ----------    ----------
                                              $2,383,946    $2,259,802
                                              ==========    ==========

 9. SHORT-TERM BORROWINGS AND NOTES PAYABLE.

     The Company financed the purchase price of the PSI Acquisition with the Subordinated Note ($7.0 million) and a term loan and line of credit of $9.3 million. On May 8, 1998, the remaining balance outstanding under the term loan and line of credit ($3.1 million) was replaced with a new credit agreement with Foothill Capital Corporation, a Wells Fargo Company, ("New Credit Facility").

     At December 31, 1998, the outstanding amounts under the New Credit Facility consists of $2.9 million outstanding under a $3.6 million term loan and $464,769 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $1.2 million available under the line of credit at December 31, 1998. The term loan bears interest at the lender's prime rate (7.75% on December 31, 1998) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The New Credit Facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisition, capital expenditures and cash dividends. The Company was not in compliance with one of the financial covenants at year end, and the credit facility was subsequently amended to waive the non-compliance and modify certain financial covenants for future periods.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

     The outstanding principal balance on the Subordinated Note was $7.0 million on December 31, 1998. The Subordinated Note bears interest at a fixed rate of 8.5% per annum, payable in quarterly installments. The entire principal is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Upon the issuance by the Company of equity securities generating net proceeds in excess of $14.5 million, the Company must apply fifty percent of the excess to the prepayment of the Subordinated Note. The payment of principal and interest on the Subordinated Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of the New Credit Facility.

     In 1996, Corange International Limited, an affiliate of the Boehringer Mannheim Group of companies, sold to the Company 469,413 shares of common stock and the warrant to purchase 250,000 shares of common stock previously acquired from the Company in connection with various joint development projects at their original aggregate purchase price of $2.1 million, or $4.54 per share of common stock. During 1997, the Company issued two 8.0% promissory notes in the aggregate amount of $1.0 million due in semi-monthly installments of $100,000 commencing April 1, 1998. These notes constitute the final payments for the repurchase of the common stock and a warrant. The remaining amount due under these notes as of December 31, 1998 totaled $542,027.

     Annual maturities of long term borrowings are $1,742,027 (1999), $1,200,000
(2000) and $7,500,000 (2001).

10. INCOME TAXES.

     The benefit for income taxes consisted of the following:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996          1997         1998
                                         -----------    ---------    ---------
Currently payable:
  Federal..............................  $   (22,000)   $      --    $      --
  State................................       21,000       60,000       70,000
  Foreign..............................           --       50,000       23,000
                                         -----------    ---------    ---------
                                              (1,000)     110,000       93,000
                                         -----------    ---------    ---------
Deferred:
  Federal..............................   (3,198,000)    (325,000)    (196,000)
  State................................     (259,000)     (78,000)     (17,000)
                                         -----------    ---------    ---------
                                          (3,457,000)    (403,000)    (213,000)
                                         -----------    ---------    ---------
                                         $(3,458,000)   $(293,000)   $(120,000)
                                         ===========    =========    =========

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

     The benefit for income taxes differs from the amount obtained by applying the federal statutory income tax rate to loss before benefit for income taxes for the years ended December 31, 1996, 1997 and 1998 as follows:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996          1997         1998
                                         -----------    ---------    ---------
Tax benefit computed at Federal
  statutory rate.......................  $(3,701,000)   $(271,000)   $(172,000)
Increase (decrease) in taxes due to:
  Change in valuation allowance........      437,000           --           --
  Foreign losses for which there is no
     benefit...........................           --           --       75,000
  State taxes, net of federal
     benefit...........................     (196,000)     (42,000)      (9,000)
  Nondeductible expenses...............       44,000       20,000       38,000
  Other................................      (42,000)          --      (52,000)
                                         -----------    ---------    ---------
                                         $(3,458,000)   $(293,000)   $(120,000)
                                         ===========    =========    =========

     At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $18.3 million and state net operating loss carryforwards of approximately $2.8 million which expire in fiscal years ending in 1999 through 2012. As of December 31, 1998, IRIS had investment tax, research and experimentation and foreign tax credit carryforwards of $279,000 expiring in fiscal years through 2004.

     The primary components of temporary differences which give rise to the Company's net deferred tax asset at December 31, 1996, 1997 and 1998 are as follows:

                                                   AT DECEMBER 31,
                                      -----------------------------------------
                                         1996           1997           1998
                                      -----------    -----------    -----------
Depreciation and amortization.......  $   200,000    $   961,000    $ 1,163,000
Allowance for doubtful accounts.....      102,000         99,000        100,000
Accrued liabilities.................      339,000        598,000        332,000
Deferred revenue-service
  contracts.........................       83,000        138,000        232,000
Deferred research and development...    2,857,000      2,549,000      2,276,000
Net operating loss carryforwards....    6,424,000      6,112,000      6,337,000
Other...............................      208,000        159,000        417,000
Valuation allowance.................   (2,000,000)    (2,000,000)    (2,000,000)
                                      -----------    -----------    -----------
                                      $ 8,213,000    $ 8,616,000    $ 8,857,000
                                      ===========    ===========    ===========

     Although realization is not assured, management believes it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

11. POLY DEVELOPMENT AGREEMENT.

     On September 29, 1995, Poly U/A Systems, Inc. ("Poly") engaged IRIS to develop several new products based on IRIS' and other technology to further enhance automation in the urinalysis field. Under the terms of the project, Poly has the right to use the IRIS technology and any newly developed technology for developing, manufacturing and marketing the new products as stand-alone devices, and IRIS has the right to use any newly developed technology for any other purpose and to incorporate the new products into The Yellow IRIS. Poly retained IRIS to conduct the research, development, clinical evaluation and pre-market

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

testing of the proposed new products. IRIS funded the first $15,000 per month (up to a maximum of $500,000) of the cost of the project, and Poly reimbursed IRIS for the excess. IRIS provided financial and administrative services to Poly at cost. IRIS had an option until November 29, 1998 to acquire all of the Common Stock of Poly at an aggregate price of $5.1 million. IRIS may pay the option exercise price in cash or with shares of IRIS Common Stock. The Company decided not to exercise its option but entered into ongoing discussions to acquire Poly at an amount below the option price. If the Company acquires Poly under these circumstances, it may result in a charge against then current earnings.

12. REFERENCE LAB AGREEMENT.

     During the first quarter of 1995, IRIS and Boehringer Mannheim GmbH ("BMG"), a German affiliate of Boehringer Mannheim Corporation ("BMC"), announced a joint project to develop a high capacity automated urinalysis system primarily for reference laboratories based on the proprietary technologies of both companies. The program was jointly funded by both companies. In addition to designing specific components on the new system, BMG agreed to pay IRIS a fixed amount of $640,000 for its research and development of the project. In connection with this project and certain distribution considerations, IRIS issued Corange International Limited (an affiliate of BMG) warrants to purchase 250,000 shares of IRIS common stock at an exercise price of $7.375 per share and granted Corange International Limited certain registration rights with respect to the shares of IRIS Common Stock issuable upon exercise of these warrants. The Company later repurchased these securities. See Note 9 and 13.

13. CAPITAL STOCK.

  Issuance of Common and Preferred Stock

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

     The conversion price of the Preferred Stock (the "Conversion Price") was fixed at $3.56 per share of Common Stock until April 1, 1997. Based on this Conversion Price, each share of Preferred Stock would be convertible into approximately 281 shares of common stock, and the Company would issue approximately 843,000 shares of common stock if the holder elected to convert all of the outstanding shares of Preferred Stock. Commencing April 1, 1997, the Conversion Price was equal to the lower of (i) 85% of the average closing bid price of the common stock for the five consecutive trading days immediately preceding the conversion date (but in no event less than $1.50) or (ii) $3.56. The Company filed with the Securities and Exchange Commission a registration statement for resale of the shares of common stock issuable upon conversion of the Preferred Stock and exercise of the Warrant. Based on the closing price of the Company's

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

common stock at December 31, 1998, the preferred stock was convertible into 2,000,000 common shares. The Company reserved 2,000,000 shares of common stock for issuance upon conversion of the Preferred Stock.

     In 1996 the staff of the Securities and Exchange Commission announced a new position on accounting for convertible preferred stock which is potentially convertible at a discount to the market price of the common stock, even if the potential for a discount is only a possibility. The staff has taken the position that, solely for purposes of calculating earnings per share, the potential discount is an embedded dividend to the preferred stockholders which reduces the amount of income available to common stockholders. As a result of the staff's new accounting position, the issuance of the Preferred Stock resulted in a reduction in earnings per share. The staff's position is limited to the calculation of earnings per share and did not have any effect on the Company's net income or cash flow.

  Repurchase of Common Stock and Warrant

     As described above in Note 9, in 1996 Corange International Limited sold to the Company the 469,413 shares of common stock and the warrant to purchase 250,000 shares of common stock previously acquired from the Company in connection with various joint development projects at their original aggregate purchase price of $2.1 million or $4.54 per share of common stock. The unamortized cost of $273,216 related to the repurchased warrant has been offset against additional paid in capital.

  Stock Issuances

     During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of two years. The employee's 50% portion of stock purchases under the plan may not exceed 15% of the employee's salary during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of two years following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee's purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 1996, 1997 and 1998, IRIS issued 35,433, 69,928 and 157,175 shares of common stock, respectively, in exchange for $307,288, $281,616 and $252,104 in cash and services, respectively, under this plan.

  Stock Option Plans and Employee Benefit Plans

     As of December 31, 1998, the Company had three stock option plans under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. Options remain outstanding under another plan, although no new options may be granted thereunder. No stock appreciation rights or incentive stock options have been granted under these plans.

     The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company's four stock option plans as of December 31, 1998.

                                                NUMBER OF OPTION SHARES
                                  ---------------------------------------------------
                                                                            AVAILABLE
              PLAN                AUTHORIZED    EXERCISED    OUTSTANDING    FOR GRANT
              ----                ----------    ---------    -----------    ---------
1986............................    360,000      258,469         23,000           --
1994............................    700,000       23,832        626,601       49,567
1997............................    600,000           --        598,500        1,500
1998............................    600,000           --        252,900      347,100
                                  ---------      -------      ---------      -------
                                  2,260,000      282,301      1,501,001      398,167
                                  =========      =======      =========      =======

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

     The exercise price of the above options was determined by the Compensation Committee. Payment of the exercise price may be made in cash or with shares of common stock. The options generally vest over three years and expire either five or ten years from the date of grant. On November 6, 1998, the Board of Directors acted to reprice all outstanding stock options to a maximum of $1.31 per share, the current market price as of that date. Also, any common stock acquired upon exercise of the repriced options cannot be resold without the Board of Directors approval until January 1, 2000.

     IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 1996, 1997 and 1998, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1996           1997          1998
                                       -----------    -----------    ---------
Net loss attributable to common
  stockholders as reported...........  $(7,428,188)   $  (953,228)   $(384,773)
Net loss attributable to common
  stockholders pro forma.............   (7,890,943)    (1,604,718)    (584,374)
Loss per diluted share as reported...  $     (1.21)   $      (.16)   $     (06)
Loss per diluted share pro forma.....        (1.28)          (.27)        (.09)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997 and 1998.

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                    1996         1997         1998
                                                   ------       ------       ------
Risk free interest rate..........................   5.98%        6.10%        4.98%
Expected lives (years)...........................      5            5            5
Expected volatility..............................     55%          54%          59%
Expected dividend yield..........................     --           --           --

     The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

     The following table sets forth certain information relative to stock options during the years ended December 31, 1996, 1997 and 1998.

                                                                OPTION PRICE           FAIR VALUE AT
                                                         --------------------------     GRANT DATE
                                                                           WEIGHTED      WEIGHTED
                                             SHARES          RANGE         AVERAGE        AVERAGE
                                            ---------    --------------    --------    -------------
Outstanding at January 1, 1996............    621,801    $1.16 to $7.37     $4.22             --
  Granted.................................    650,300    $3.61 to $8.29     $5.55          $4.41
  Exercised...............................   (116,133)   $1.75 to $5.00     $2.19             --
  Canceled or expired.....................   (131,934)   $2.90 to $8.29     $5.98             --
                                            ---------    --------------     -----          -----
Outstanding at December 31, 1996..........  1,024,034    $1.90 to $6.22     $3.02             --
  Granted.................................    325,100    $3.19 to $4.50     $3.73          $3.84
  Exercised...............................    (13,901)   $1.90 to $3.03     $2.64             --
  Canceled or expired.....................    (68,933)   $2.59 to $6.22     $4.04             --
                                            ---------    --------------     -----          -----
Outstanding at December 31, 1997..........  1,266,300    $3.03 to $4.50     $3.21             --
  Granted.................................    368,800    $0.81 to $4.25     $2.36          $2.36
  Exercised...............................    (37,732)            $3.03     $3.03             --
  Canceled or expired.....................    (96,367)   $3.03 to $4.00     $3.11             --
                                            ---------    --------------     -----          -----
Outstanding at December 31, 1998..........  1,501,001    $0.81 to $4.50     $1.46
                                            =========    ==============     =====
Outstanding at December 31, 1998
  Weighted average life -- 82 months......  1,501,001                       $1.46
Outstanding at December 31, 1997
  Weighted average life -- 95 months......  1,266,300                       $3.21
Outstanding at December 31, 1996
  Weighted average life -- 3 months.......      1,000                       $1.90
  Weighted average life -- 72 months......  1,023,034                       $3.03
Exercisable at December 31, 1998
  Weighted average life -- 42 months......    762,579                       $1.46
Exercisable at December 31, 1997
  Weighted average life -- 32 months......    537,167                       $3.03
Exercisable at December 31, 1996
  Weighted average life -- 3 months.......      1,000                       $1.90
  Weighted average life -- 72 months......    271,773                       $3.03

     In connection with the merger with StatSpin, each outstanding option and warrant of StatSpin was converted into an option to purchase IRIS common stock at a ratio of 4.095 shares of IRIS common stock for each share of StatSpin common stock, resulting in options to purchase an aggregate of 126,000 shares of IRIS common stock. The exercise price ranged from $3.66 to $7.32 per share of IRIS common stock. During 1996, options to purchase 19,050 shares at $7.32 per share expired, and options to purchase 21,791 shares at $3.66 per share were exercised. During 1997, options to purchase 10,283 shares at $3.66 per share were exercised. During 1998, options to purchase 4,778 shares at $3.66 per share were exercised and the remaining options expired.

     In 1996, the Company adopted a 401(k) Plan. All employees are eligible to participate in the plan. Contributions by the Company are discretionary. Employees vest in amounts contributed by the Company immediately. The Company contributed $34,190 and $46,844 to the plan for 1997 and 1998, respectively.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

  Warrants

     At December 31, 1998, the following warrants to purchase common stock were outstanding and exercisable:

NUMBER OF WARRANTS    PRICE     EXPIRATION DATE
------------------   -------    ---------------
     123,000         $ 7.80    September 28, 2000
     875,000           8.00         July 31, 2001
      84,270           3.56     December 31, 2001
      50,000           3.875     January 15, 2000
      25,000           4.375         June 1, 2000
      10,000           4.3125        May 15, 2002
      25,000           4.0625        July 1, 2000
     298,633           4.00        March 29, 2000

14. COMMITMENTS AND CONTINGENCIES.

  Leases

     The Company leases real property under agreements which expire at various times over the next three years. Certain leases contain renewal options and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

     Future minimum rental payments required under capital and operating leases that have an initial term in excess of one year as of December 31, 1998, are as follows:

            YEAR ENDED DECEMBER 31,               CAPITAL LEASES    OPERATING LEASES
            -----------------------               --------------    ----------------
1999............................................     $ 29,982           $301,523
2000............................................       29,982            106,446
2001............................................       29,982             51,994
2002............................................       29,982                 --
2003............................................       10,930                 --
                                                     --------           --------
                                                      130,858            459,963
Less amounts representing interest..............      (23,699)                --
                                                     --------           --------
                                                     $107,159           $459,963
                                                     ========           ========

     Rent expense under all operating leases during 1996, 1997 and 1998 was $347,925 and $489,500 and $514,555 respectively.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

  Other

     IRIS has a licensing agreement with Cytocolor, Inc. relating to the use of its patented leukocyte stain in The White IRIS. Under the terms of the agreement, IRIS is subject to the following future minimum royalty payments:

         YEAR ENDED DECEMBER 31,             AMOUNT
         -----------------------            --------
1999......................................  $ 20,000
2000......................................    20,000
2001......................................    20,000
2002......................................    20,000
Years thereafter..........................   220,000
                                            --------
                                            $300,000
                                            ========

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

15. EARNINGS PER SHARE.

     The computation of per share amounts for 1996, 1997 and 1998 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,636,034, 3,072,203 and 2,991,904 shares of common stock outstanding during 1996, 1997 and 1998, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

     For earnings per share purposes, the preferred stock convertible into 842,697 common shares at December 31, 1996 and 1997 and 1,052,632 common shares at December 31, 1998 was also not considered in the computation of diluted EPS because its inclusion would have been antidilutive.

16. LICENSE.

     Sysmex Corporation, formerly known as TOA Medical Electronics Co., Ltd., has developed several urine sediment analyzers under license from IRIS using pre-1989 IRIS technology. IRIS received royalties under this license of $43,000, $513,000 and $230,000 in 1996, 1997 and 1998, respectively.

17. RESEARCH AND DEVELOPMENT GRANTS AND CONTRACTS.

     The Company has in the past partially funded its research and development programs through (i) grants from NASA and the National Institutes of Health (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities. In recent years, the Company has entered into four significant externally-funded projects, two joint development projects with strategic partners -- BMC and

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

BMG -- and two projects with Company-sponsored research and development entities -- LDA Systems, Inc. and Poly.

     From 1994 to 1996, the Company collaborated with BMC and BMG in the development of CHEMSTRIP/IRIStrip urine test strips and the Model 900UDx. BMC supplies the Company with CHEMSTRIP/ IRIStrip urine test strips and has agreed to supply the Company with certain raw materials should the Company elect to manufacture its own urine test strips, subject to royalty payments. The Company was granted the non-exclusive right to distribute certain other BMC urinalysis products to hospitals and commercial laboratories in the United States. The Company manufactures the Model 900UDx with BMG providing certain components on a OEM basis at cost. The Company has exclusive marketing rights to the Model 900UDx in the United States, Canada and Taiwan and non-exclusive rights for the rest of the world outside of Germany and Italy. During 1997, Hoffman-LaRoche acquired the Boehringer Mannheim Group of companies, and BMC and BMG are now operated as Roche Diagnostics.

     In 1992, the Company entered into a project with LDA for development of The White IRIS leukocyte differential analyzer and later acquired LDA for approximately 498,000 shares of the Company's common stock. The FDA cleared The White IRIS in May 1996, but its commercial release has been delayed by other priorities. In 1995, the Company entered into a similar project with Poly for development of several new products to enhance automated urinalysis (the "Poly Products").

     Reimbursements are recognized under research and development grants and contracts in amounts equivalent to reimbursable research and development costs incurred on the related project plus, where contractually provided for, an amount to cover general and administrative costs of the project.

     Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1996          1997          1998
                                         ----------    ----------    ----------
Reimbursements.........................  $1,779,820    $1,014,520    $  921,153
Costs..................................   1,498,165     1,414,113     1,013,347
                                         ----------    ----------    ----------
Net costs (reimbursements).............  $ (281,655)   $  399,593    $   92,194
                                         ==========    ==========    ==========

     Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

18. UNUSUAL CHARGES.

     The results of operations for the year ended December 31, 1996 included unusual charges totaling $1,891,592. Due to the Company's decision not to pursue a previously announced public offering, the Company recognized $685,721 of expenses associated with the offering. The charge also included $617,266 for expenses related to completed litigation and arbitration matters. In the fourth quarter of 1996, the Company incurred a charge of $298,113 for severance and other incremental costs associated with a restructuring of the Company's personnel. Legal and accounting expenses for the Company's merger with StatSpin totaled $244,492. Reductions in the net realizable value of other assets totaled $46,000. The results of operations for the year ended December 31, 1997 include certain unusual charges to earnings of $1,338,338 primarily for the write-off of deferred offering costs ($481,325), goodwill associated with the digital refractometer line of business ($704,579) and legal expenses ($152,434) related to the recently completed Intelligent Medical Imaging, Inc. patent litigation and the pending arbitration matter against Digital Imaging Technologies, Inc. Unusual charges for the year ended December 31, 1998 totaled $193,186 and related primarily to the pending arbitration matters.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

19. SEGMENT AND GEOGRAPHIC INFORMATION.

     In the quarter ended June 30, 1998, the Company adopted SFAS No. 131, replacing SFAS No. 14. (See Note 2 -- "Segment Reporting".) Under SFAS No. 14 the Company operated in one industry segment. The Company is organized on the basis of products and related services and under SFAS No. 131 operates in three segments: (1) urinalysis, (2) genetic analysis and (3) small laboratory devices.

     The urinalysis segment designs, develops, manufactures and markets IVD systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis. In December 1997, this segment also began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer. The segment also provides ongoing sales of supplies and service necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, these products are sold through distributors. This segment has also had a major program over a number of years to develop The White IRIS leukocyte differential analyzer. The Company has elected not to launch The White IRIS at this time due to limited resources and the potential impact of product launch costs on profitability. The Company is exploring strategic alternatives for The White IRIS program and therefore cannot reasonably estimate any impact on the recoverability of the capitalized costs associated with the product line, principally capitalized software and inventory. If the Company is unable to develop a viable strategic alternative for the program and as a result abandons the product line, it would incur a charge against future earnings of up to $1.2 million for the related amounts capitalized.

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

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in this annual report for the year ended December 31, 1998. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges ("Segment Profit").

     The tables below present information about reported segments for the three years ended December 31, 1998:

                                                              SMALL       UNALLOCATED
                                               GENETIC      LABORATORY     CORPORATE
                               URINALYSIS      ANALYSIS      DEVICES       EXPENSES        TOTAL
                               -----------   ------------   ----------    -----------   ------------
FOR THE YEAR ENDED DECEMBER
31, 1996
Revenues.....................  $13,064,102   $  2,466,660   $5,066,292             --   $ 20,597,054
Interest income..............  $   209,609   $      1,081   $   11,245             --   $    221,935
Interest expense.............           --   $    677,818   $    3,296             --   $    681,114
Depreciation and
  amortization...............  $ 1,110,305   $    638,890   $  281,261    $    75,298   $  2,105,754
Other noncash items..........  $   146,636   $  7,250,000           --             --   $  7,396,636
Unusual items................  $   822,958   $  7,282,206   $   19,074    $ 1,017,354   $  9,141,592
Segment profit (loss)........  $  (717,081)  $ (8,707,958)  $  984,695    $(2,445,771)  $(10,886,115)
Segment assets...............  $15,606,015   $ 11,089,196   $2,952,284    $ 8,212,750   $ 37,860,245
Additions to long-lived
  assets.....................  $ 1,592,495   $ 10,512,360   $  788,526             --   $ 12,893,381

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                                              SMALL       UNALLOCATED
                                               GENETIC      LABORATORY     CORPORATE
                               URINALYSIS      ANALYSIS      DEVICES       EXPENSES        TOTAL
                               -----------   ------------   ----------    -----------   ------------
FOR THE YEAR ENDED
DECEMBER 31, 1997
Revenues.....................  $16,184,542   $  6,771,032   $4,539,574             --   $ 27,495,148
Interest income..............  $    34,673   $      4,203   $   17,681             --   $     56,557
Interest expense.............           --   $  1,208,138           --             --   $  1,208,138
Depreciation and
  amortization...............  $ 1,207,014   $  1,472,518   $  936,005(1) $    64,460   $  3,679,997
Other noncash items..........  $    57,031             --   $   (1,374)            --   $     55,657
Unusual items................  $    95,129             --   $  704,579    $   538,630   $  1,338,338
Segment profit (loss)........  $ 2,720,558   $ (1,912,239)  $  371,988    $(1,976,595)  $   (796,288)
Segment assets...............  $10,872,075   $ 11,179,455   $2,067,297    $ 8,615,750   $ 32,734,577
Additions to long-lived
  assets.....................  $ 1,080,419   $    402,890   $   31,387             --   $  1,514,696
FOR THE YEAR ENDED
DECEMBER 31, 1998
Revenues.....................  $17,000,874   $  5,936,301   $4,580,304             --   $ 27,517,479
Interest income..............  $    20,123   $      7,561   $   13,812             --   $     41,496
Interest expense.............  $     5,147   $  1,157,487           --             --   $  1,162,634
Depreciation and
  amortization...............  $ 1,069,208   $  1,453,770   $  163,074    $   114,818   $  2,800,870
Other noncash items..........  $     3,965             --           --             --   $      3,965
Unusual items................                          --           --    $   193,186   $    193,186
Segment profit (loss)........  $ 2,867,240   $ (2,748,950)  $1,079,027    $(1,701,830)  $   (504,513)
Segment assets...............  $11,283,687   $ 10,219,931   $1,746,774    $ 8,856,692   $ 32,107,084
Additions to long-lived
  assets.....................  $   950,260   $    377,948   $   51,064             --   $  1,379,272

---------------
(1) Includes writeoff totaling $704,579 relating to the goodwill associated with the digital refractometer line of business.

     The Company ships products from three locations in the United States and from its subsidiary in the United Kingdom. The following table presents sales by its United States and United Kingdom locations for the three years ended December 31, 1998:

                                         1996           1997           1998
                                      -----------    -----------    -----------
Sales
  United States.....................  $18,937,542    $24,862,561    $24,193,326
  United Kingdom....................    1,659,512      2,632,587      3,324,153
                                      -----------    -----------    -----------
                                      $20,597,054    $27,495,148    $27,517,479
                                      ===========    ===========    ===========

     The following is long-lived assets information by geographic area for the three years ended December 31, 1998:

                                         1996           1997           1998
                                      -----------    -----------    -----------
Long-lived assets
  United States.....................  $ 9,544,977    $ 7,914,822    $ 7,777,769
  United Kingdom....................    5,622,790      5,389,300      4,712,374
                                      -----------    -----------    -----------
                                      $15,167,767    $13,304,122    $12,490,143
                                      ===========    ===========    ===========

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED).

     The following table summarizes certain financial information by quarter for 1997 and 1998:

                                                             1997 QUARTER ENDED
                                           -------------------------------------------------------
                                            MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                           ----------    ----------    ------------    -----------
Net revenues.............................  $6,290,035    $6,604,284     $7,196,713     $7,404,116
Gross margin on net revenues.............   3,114,152     3,238,330      3,612,316      3,778,958
Other income (expense), net..............    (291,062)     (231,608)      (234,666)      (322,935)
Net income (loss)........................    (202,075)       17,330        214,381       (532,924)
Net income (loss) per share -- Basic.....  $     (.11)   $      .00     $      .04     $     (.09)
Net income (loss) per share -- Diluted...  $     (.11)   $      .00     $      .03     $     (.09)

     The quarters ended March 31 and June 30 and September 30, 1997 include unusual charges totaling $95,129, $2,900 and $31,633 relating to litigation and arbitration matters. The quarter ended December 31, 1997 includes unusual charges totaling $1,208,676 primarily relating to the write-off of deferred private offering costs and the write-off of goodwill no longer considered recoverable.

                                                             1998 QUARTER ENDED
                                           -------------------------------------------------------
                                            MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 31
                                           ----------    ----------    ------------    -----------
Net revenues.............................  $6,592,641    $6,707,030     $7,137,603     $7,080,205
Gross margin on net revenues.............   3,354,827     2,848,691      3,672,516      3,491,419
Other income (expense), net..............    (283,681)     (263,276)      (224,616)      (289,014)
Net income (loss)........................       3,806      (211,090)        94,048       (271,537)
Net income (loss) per share -- Basic.....  $      .00    $     (.03)    $      .01     $     (.04)
Net income (loss) per share -- Diluted...  $      .00    $     (.03)    $      .01     $     (.04)

     The quarters ended March 31, June 30, September 30 and December 31, 1998 include unusual charges totaling $37,666, $48,922, $38,254 and $68,344 relating to litigation and arbitration matters.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                             --------------------------------
                                BEGINNING    CHARGED TO COST     CHARGED TO                       ENDING
                                 BALANCE      AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS       BALANCE
                                ----------   ---------------   --------------   ----------      ----------
YEAR ENDED DECEMBER 31, 1998
Allowance for Doubtful
  Accounts....................  $  267,579      $  3,965               --              --       $  271,544
Reserve for Inventory
  Obsolescence................  $  589,772      $213,826               --       $(151,507)(1)   $  652,091
Deferred Tax Asset Valuation
  Allowance...................  $2,000,000            --               --              --       $2,000,000
YEAR ENDED DECEMBER 31, 1997
Allowance for Doubtful
  Accounts....................  $  274,766      $ 15,105          $10,714       $ (33,006)(1)   $  267,579
Reserve for Inventory
  Obsolescence................  $  404,611      $417,787               --       $(232,626)(1)   $  589,772
Deferred Tax Asset Valuation
  Allowance...................  $2,000,000            --               --              --       $2,000,000
YEAR ENDED DECEMBER 31, 1996
Allowance for Doubtful
  Accounts....................  $   87,759      $198,037          $10,000       $ (21,030)(1)   $  274,766
Reserve for Inventory
  Obsolescence................  $  380,845       232,626               --       $(208,860)(1)   $  404,611
Deferred Tax Asset Valuation
  Allowance...................  $1,563,000      $437,000               --              --       $2,000,000

---------------
(1) Relates to the write-off of accounts receivable or disposal of obsolete inventory.

                                   IRIS LOGO

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                                9162 ETON AVENUE
                              CHATSWORTH, CA 91311
                                 (818) 709-1244

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    EXHIBITS

                                       TO

                                   FORM 10-K
                            ------------------------

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                           COMMISSION FILE NO. 1-9767

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
 3.1(a)     Certificate of Incorporation, as amended(1)
 3.1(b)     Certificate of Designations of Series A Convertible
            Preferred Stock(2)
 3.2        Restated Bylaws(3)
 4.1        Specimen of Common Stock Certificate(4)
 4.2        Certificate of Designations of Series A Convertible
            Preferred Stock(2)
10.1        Lease of the Company's headquarters facility, as amended(5)
10.2(a)     1982 Stock Option Plans and form of Stock Option
            Agreement(6)
10.2(b)     1983 and 1986 Stock Option Plans, and forms of Stock Option
            Agreements for each Plan(7)
10.2(c)     Amended and Restated 1986 Stock Option Plan(8)
10.2(d)     1994 Stock Option Plan and forms of Stock Option
            Agreements(9)
10.2(e)     Certificate of Officer With Respect to Amendment of 1994
            Stock Option Plan(10)
10.2(f)     Key Employee Stock Purchase Plan(11)
10.2(g)     1997 Stock Option Plan and form of Stock Option
            Agreement(12)
10.3(h)     1998 Stock Option Plan and form of Stock Option
            Agreement(13)
10.3(a)     Various Agreements with Sysmex Corporation, formerly TOA
            Medical Electronics Company, Ltd.(14)
10.3(b)     Patent License Agreement dated April 1, 1997 between the
            Company and Sysmex Corporation, formerly TOA Medical
            Electronics Company, Ltd.(15)
10.3(c)     Termination, Release and Reassignment of Security Interest
            dated October 30, 1997 executed by Sysmex Corporation,
            formerly TOA Medical Electronics Company, Ltd. in favor of the Company(15)
10.4(a)     Agreement for a Strategic Alliance in Urinalysis dated
            January 7, 1994 between the Company and Boehringer Mannheim
            Corporation(16)
10.4(b)     Research and Development and Distribution Agreement dated
            February 6, 1995 by and among the Company, LDA Systems, Inc.
            and Corange International Limited(16)
10.4(c)     Amendment to Distribution Agreements(17)
10.5        Warrant Certificate dated March 20, 1995 issued to
            Biovation, Inc.(16)
10.6(a)     Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A Systems, Inc.(18)
10.6(b)     Research and Development Agreement dated as of September 29,
            1995 between the Company and Poly U/A Systems, Inc.(18)
10.6(c)     $100 Class "A" Note dated September 29, 1995 issued by Poly
            U/A Systems, Inc. in favor of the Company(18)
10.6(d)     Certificate of Incorporation of Poly U/A Systems, Inc. (See
            Article FOUR regarding the IRIS Option)(18)
10.6(e)     Form of Series D Warrant(15)
10.6(f)     Form of Series E Warrant(15)
10.6(g)     Form of Series F Warrant(15)
10.7(a)     Agreement and Plan of Merger dated January 31, 1996 between the Company and StatSpin, Inc.(19)

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
10.7(b)     Registration Rights Agreement dated January 31, 1996 between the Company and StatSpin Stockholders(19)
10.7(c)     Employment Agreement dated January 30, 1996 with Thomas F.
            Kelley(19)
10.7(d)     Letter Agreement dated October 4, 1997 amending Employment
            Agreement of Thomas F. Kelley(15)
10.8(a)     Asset Purchase Agreement dated as of July 15, 1996 by and
            among the Company, Digital Imaging Technologies, Inc.,
            Perceptive Scientific Instruments, Inc. and Perceptive
            Scientific Technologies, Inc.(20)
10.8(b)     Registration Rights and Standstill Agreement dated July 31,
            1996 between the Company and Digital Imaging Technologies,
            Inc.(10)
10.8(c)     Warrant Certificate dated July 31, 1996 issued to Digital
            Imaging Technologies, Inc.(10)
10.8(d)     Stockholder Guaranty Agreement dated July 31, 1996 between
            Edward Randall, III and PSII Acquisition Corp., a
            wholly-owned subsidiary of the Company (now known as
            Perceptive Scientific Instruments, Inc.)(10)
10.8(e)     Non-Competition Agreement dated as of July 15, 1996 between
            Edward Randall, III and PSII Acquisition Corp., a
            wholly-owned subsidiary of the Company (now known as
            Perceptive Scientific Instruments, Inc.)(10)
10.8(f)     Technology License Agreement dated July 31, 1996 between
            Perceptive Scientific Imaging Systems, Inc. and PSII
            Acquisition Corp., a wholly-owned subsidiary of the Company
            (now known as Perceptive Scientific Instruments, Inc.)(10)
10.9        $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of Digital Imaging Technologies,
            Inc.(10)
10.10(a)    Loan and Security Agreement dated as of May 5, 1998 among
            the Company, Perceptive Scientific Instruments, Inc., and
            StatSpin, Inc., on the one hand, and Foothill Capital
            Corporation, on the other hand.(21)
10.10(b)    Intellectual Property Security Agreement dated as of May 5,
            1998 between the Company and Foothill Capital
            Corporation(21)
10.10(c)    Copyright Security Agreement dated as of May 5, 1998 between the Company and Foothill Capital Corporation(21)
10.10(d)    Intellectual Property Security Agreement dated as of May 5,
            1998 between Perceptive Scientific Instruments, Inc. and
            Foothill Capital Corporation(21)
10.10(e)    Copyright Security Agreement dated as of May 5, 1998 between
            Perceptive Scientific Instruments, Inc. and Foothill Capital
            Corporation(21)
10.10(f)    Security Agreement -- Stock Pledge dated as of May 5, 1998 between Perceptive Scientific Instruments, Inc. and Foothill
            Capital Corporation(21)
10.10(g)    Intellectual Property Security Agreement dated as of May 5,
            1998 between StatSpin, Inc. and Foothill Capital
            Corporation(21)
10.10(h)    Amendment Number One to Loan and Security Agreement dated as of March 23, 1999 among the Company, Perceptive Scientific
            Instruments, LLC, and StatSpin, Inc., on the one hand, and
            Foothill Capital Corporation, on the other hand
10.10(i)    Amendment Number One to Security Agreement -- Stock Pledge
            dated as of March 23, 1999 among the Company and Perceptive
            Scientific Instruments, LLC, on the one hand, and Foothill
            Capital Corporation, on the other hand
10.10(j)    Amendment to Copyright Security Agreement dated as of March
            23, 1999 among the Company and Perceptive Scientific
            Instruments, LLC, on the one hand, and Foothill Capital
            Corporation, on the other hand

EXHIBIT
 NUMBER                             DESCRIPTION
--------                            -----------
10.10(k)    Amendment to Intellectual Property Security Agreement dated as of March 23, 1999 among the Company and Perceptive
            Scientific Instruments, LLC, on the one hand, and Foothill
            Capital Corporation, on the other hand
10.10(l)    Amendment Number Two to Loan and Security Agreement dated as of March 19, 1999 among the Company, Perceptive Scientific
            Instruments, LLC, and StatSpin, Inc., on the one hand, and
            Foothill Capital Corporation, on the other hand
10.10(m)    Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank(15)
10.10(n)    Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank(15)
10.10(o)    Warrant to Purchase Common Stock dated March 15, 1997 issued to City National Bank(22)
10.11(a)    Securities Purchase Agreement dated December 31, 1996 by and between the Company and Thermo Amex Convertible Growth Fund
            I, L.P.(2)
10.11(b)    Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex Convertible Growth Fund I, L.P.(2)
10.11(c)    Registration Rights Agreement dated December 31, 1996 by and between the Company and Thermo Amex Convertible Growth Fund
            I, L.P.(2)
24          Consent of PricewaterhouseCoopers LLP
27          Financial Data Schedule 1998

     Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:
---------------
 (1) Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

 (2) Current Report on Form 8-K dated January 15, 1997.

 (3) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

 (4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

 (5) Annual Report on Form 10-K for the year ended December 31, 1989, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and Annual Report on Form 10-K for the year ended December 31, 1994.

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

 (7) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on May 10, 1982 (File No. 2-77496).

 (8) Annual Report on Form 10-K for the year ended December 31, 1992.

 (9) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).

(10) Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(11) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on January 3, 1997 (File No. 333-19265).

(12) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).

(13) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).

(14) Current Report on Form 8-K dated July 15, 1988 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(15) Annual Report on Form 10-K for the year ended December 31, 1997.

(16) Annual Report on Form 10-K for the year ended December 31, 1994.

(17) Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(18) Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.

(19) Annual Report on Form 10-K for the year ended December 31, 1995.

(20) Current Report on Form 8-K filed July 17, 1996.

(21) Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(22) Annual Report on Form 10-K for the year ended December 31, 1996.