Form 10-Q
period 1999-03-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1999-05-17
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarter ended                                         Commission File
 March 31, 1999                                                    No. 1-11181
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

The number of shares of Common Stock of the registrant outstanding as of April 30, 1999 was 6,458,275.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


                               INDEX TO FORM 10-Q

                        Three Months Ended March 31, 1999




                                                                                             PAGE

PART 1 -    FINANCIAL INFORMATION

            ITEM 1 - Consolidated Financial Statements

            Consolidated Balance Sheets........................................................3


            Consolidated Statements of Operations..............................................4


            Consolidated Statements of Cash Flows..............................................5


            Consolidated Statements of Comprehensive Income....................................6


            Notes to Consolidated Financial Statements.........................................7


            ITEM 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........................12



PART 2 -    OTHER INFORMATION

            ITEM 1 - Legal Proceedings........................................................18

            ITEM 6 - Exhibits and Reports on Form 8-K
                 (a) Exhibits.................................................................18
                 (b) Reports on Form 8-K......................................................18



SIGNATURE ....................................................................................19

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              At December 31,                  At March 31,
                                                                                         1998                          1999
                                                                              ---------------                  ------------
                                                                                                                (unaudited)

Current assets:
Cash and cash equivalents                                                            $389,495                    $1,013,981
Accounts receivable, net of allowance for doubtful
  accounts of $271,544 in 1998 and 1999                                             5,615,799                     5,113,831
Inventories                                                                         4,503,446                     4,293,747
Prepaid expenses and other current assets                                             251,483                       237,744
Deferred tax asset                                                                    942,589                       942,589
                                                                                 ------------                    ----------
     Total current assets                                                          11,702,812                    11,601,892

Property and equipment, at cost, net of accumulated depreciation
  of $5,140,169 in 1998 and $5,394,149 in 1999                                      2,004,661                     1,769,662
Purchased intangibles, net of accumulated amortization                              7,512,100                     7,282,672
Software development costs, net of accumulated amortization of
  $1,558,597 in 1998 and $1,639,546 in 1999                                         1,097,907                     1,116,168
Deferred tax asset                                                                  7,914,129                     8,216,358
Other assets                                                                        1,875,475                     1,800,893
                                                                                -------------                 -------------
     Total assets                                                                 $32,107,084                   $31,787,645
                                                                                =============                 =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                              $464,769                      $520,738
  Current portion of long-term debt                                                 1,742,027                     1,642,027
  Accounts payable                                                                  2,871,613                     2,383,895
  Accrued expenses                                                                  2,259,802                     2,279,441
  Deferred income - service contracts and other                                       794,688                     1,051,997
                                                                                 ------------                     ---------
     Total current liabilities                                                      8,132,899                     7,878,098

Subordinated note payable                                                           7,000,000                     7,000,000
Deferred income - service contracts and other                                         274,798                     1,769,817
Notes payable, long-term portion                                                    1,700,000                     1,400,000
                                                                                 ------------                   -----------
     Total liabilities                                                             17,107,697                    18,047,915

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; Authorized: 3,000,000 shares;
    Convertible Series A  shares issued and outstanding : 1998
    and 1999 - 3,000 ($3,000,000 liquidation preference)                                   30                            30
  Common stock, $.01 par value; Authorized: 15,600,000 shares
    Shares issued and outstanding: 1998 and 1999 - 6,432,875                           64,328                        64,328
  Additional paid-in capital                                                       38,134,290                    38,134,290
  Unearned compensation                                                             (204,294)                      (146,820)
  Foreign currency translation adjustment                                              47,510                        49,448
  Accumulated deficit                                                            (23,042,477)                   (24,361,546)
                                                                                 ------------                   ------------
          Total shareholders' equity                                               14,999,387                    13,739,730
                                                                                 ------------                  ------------
          Total liabilities and shareholders' equity                              $32,107,084                   $31,787,645
                                                                                 ============                  ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                 For the three months ended March 31,
                                                                                          1998                   1999
                                                                                 -------------             ----------

Sales of IVD systems                                                                $2,445,937             $2,012,281
Sales of IVD supplies and services                                                   2,968,201              3,410,739
Sales of small instruments and supplies                                              1,111,644              1,134,270
Royalties and licensing revenues                                                        66,859                 64,948
                                                                                    ----------             ----------

Net revenues                                                                         6,592,641              6,622,238
                                                                                    ----------             ----------

Cost of goods - IVD systems                                                          1,310,466              1,160,857
Cost of goods - IVD supplies and services                                            1,346,782              1,572,054
Cost of goods - small instruments and supplies                                         628,249                607,396
                                                                                    ----------             ----------

Cost of goods sold                                                                   3,285,497              3,340,307
                                                                                    ----------             ----------

Gross margin                                                                         3,307,144              3,281,931

Marketing and selling                                                                1,266,460              1,333,062
General and administrative                                                             817,710                922,040
Research and development, net                                                          606,115                435,384
Amortization of intangibles                                                            289,488                290,817
Unusual charges                                                                         37,666              1,616,731
                                                                                    ----------             ----------

Total operating expenses                                                             3,017,439              4,598,034

Operating income (loss)                                                                289,705             (1,316,103)

Other income (expense):
   Interest income                                                                       8,169                  7,814
   Interest expense                                                                   (271,235)              (282,344)
   Other expense                                                                       (20,615)               (21,230)
                                                                                     ---------            -----------

Income (loss) before provision (benefit) for income taxes                                6,024             (1,611,863)

Provision (benefit) for income taxes                                                     2,218               (292,794)
                                                                                     ---------            -----------

Net income (loss)                                                                       $3,806            $(1,319,069)
                                                                                     =========            ===========

Net income (loss) per common share - basic                                                $.00                  $(.21)
                                                                                     =========             ==========

Net income (loss) per common share - diluted                                              $.00                  $(.21)
                                                                                     =========             ==========

Weighted average number of common shares - basic                                     6,245,276              6,432,875
                                                                                     =========             ==========

Weighted average number of common shares and common
    share equivalents outstanding for the period - diluted                           7,426,990              6,432,875
                                                                                     =========              =========

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            For the three months ended March 31,
                                                                                                    1998                    1999
                                                                                            ------------            ------------

Cash flow from operating activities:
    Net income (loss)                                                                            $3,806             $(1,319,069)
    Adjustments to reconcile net income (loss) to net cash provided by operations:
       Deferred tax benefit                                                                       3,800                (302,230)
       Depreciation and amortization                                                            628,029                 607,368
       Common stock and stock option compensation amortization                                   66,136                  57,475
       Gain on disposal of equipment                                                                 --                 (87,158)
    Litigation settlement payable in equity securities                                               --               1,520,644
    Changes in assets and liabilities:
       Accounts receivable - trade and other                                                    552,989                 661,731
       Service contracts, net                                                                   220,211                  67,212
       Inventories                                                                             (224,462)                207,763
       Prepaid expenses and other current assets                                                   (492)                 13,040
       Other assets                                                                            (134,384)                  1,966
       Accounts payable                                                                         (25,858)               (484,597)
       Accrued expenses                                                                         131,864                  28,752
       Deferred income - other                                                                    7,070                    (273)
                                                                                            -----------              ----------
Net cash provided by operating activities                                                     1,228,709                 972,624
                                                                                            -----------              ----------

Cash flow from investing activities:
    Acquisition of property and equipment                                                      (152,667)                (29,051)
    Software development costs                                                                  (94,945)                (99,210)
    Sale of equipment                                                                                --                 125,000
                                                                                            -----------              ----------
Net cash used by investing activities                                                          (247,612)                 (3,261)
                                                                                            -----------              ----------

Cash flow from financing activities:
    Borrowings under credit facility                                                                 --               5,240,238
    Repayments of credit facility                                                              (350,000)             (5,184,270)
    Repayment of notes payable                                                                 (300,000)               (403,003)
    Issuance of common stock and warrant for cash                                                91,488                      --
    Deferred stock or debt issuance costs                                                       (85,844)                     --
                                                                                            -----------              ----------
Net cash used by financing activities                                                          (644,356)               (347,035)
                                                                                            -----------              ----------

Effect of foreign currency fluctuation on cash and cash equivalents                               1,294                   2,158
                                                                                            -----------              ----------
Net increase in cash and cash equivalents                                                       338,035                 624,486
Cash and cash equivalents at beginning of period                                              1,470,861                 389,495
                                                                                            -----------              ----------
Cash and cash equivalents at end of period                                                   $1,808,896              $1,013,981
                                                                                            ===========              ==========

Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for services                                           $20,956                      --
    Capital lease obligation incurred                                                            70,000                      --
    Issuance of common stock in satisfaction of liabilities                                      13,956                      --

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                      240,182                 273,704
    Cash paid for income taxes                                                                   40,000                  10,855

----------------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)




                                                                                For the three months ended March 31,
                                                                                            1998                 1999
                                                                                ----------------         ------------

                  Net income (loss)                                                       $3,806          $(1,319,069)

                       Other comprehensive income (loss),
                       foreign currency translation adjustment                             5,995                1,938
                                                                                        --------         ------------

                  Comprehensive income (loss)                                             $9,801          $(1,317,131)
                                                                                        ========         ============

------------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and 1998 and the results of its operations for the three month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

Segment Reporting:

     In 1998, the Company adopted Statement of Financial Accounting Standards
(FAS) 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See
Note 13-"Segment and Geographic Information".

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

Reclassifications:

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

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

     The following is a reconciliation of accumulated other comprehensive income balance for the three months ended March 31, 1999:

       Beginning balance                                        $47,510
       Current period change                                      1,938
                                                                -------
       Ending balance                                           $49,448
                                                                =======

4.   INVENTORIES.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

                                                                 At December 31, 1998                At March 31, 1999
                                                                 --------------------                -----------------

        Finished goods                                                     $1,647,028                       $1,469,648
        Work-in-process                                                       432,569                          246,621
        Raw materials, parts and sub-assemblies                             2,423,849                        2,577,478
                                                                            ---------                        ---------
                                                                           $4,503,446                       $4,293,747
                                                                           ==========                       ==========

5.   PURCHASED INTANGIBLES.

     Purchased intangibles, at cost, consist of the following:

                                                                 At December 31, 1998                At March 31, 1999
                                                                 --------------------                -----------------

        Goodwill                                                             $383,108                         $383,108
        International distribution channel                                  5,403,938                        5,403,938
        Acquired technology and know-how                                    3,960,904                        3,960,904
                                                                            ---------                        ---------
                                                                            9,747,950                        9,747,950
        Less accumulated amortization                                      (2,235,850)                      (2,465,278)
                                                                           -----------                      -----------
        Total                                                              $7,512,100                       $7,282,672
                                                                           ==========                       ==========

6.   SHORT-TERM BORROWINGS AND NOTES PAYABLE.

     At March 31, 1999, the outstanding amount under the credit facility with Foothill Capital Corporation, consists of $2.6 million outstanding under a $3.6 million term loan and $520,738 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $601,000 available under the line of credit at March 31, 1999. The term loan bears interest at the lender's prime rate (7.75% on March 31, 1999) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisitions, capital expenditures and cash dividends.

     On March 31, 1999, the Company had outstanding notes payable in the aggregate amount of $442,027 from the repurchase of common stock and warrants from an affiliate of Roche Diagnostics, a former strategic partner in 1996. The notes bear interest at the rate of 8%, and the principal is due in bi-monthly installments of $100,000.

7.   CAPITAL STOCK.

Stock Issuances:

     During the three months ended March 31, 1999, the Company (i) issued options to purchase 55,400 shares of common stock under the Company's stock option plans and (ii) cancelled options to purchase 74,500 shares of common stock. At March 31, 1999, options to purchase 1,481,901 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2009. The exercise price for these options ranges from $0.81 to $4.50 per share. At March 31, 1999, there were 396,267 shares of common stock available for the granting of future options under the Company's stock option plans.

Warrants:

     At March 31, 1999, the following warrants to purchase shares of common stock were outstanding and exercisable:

                         Number of Shares           Per Share Price             Expiration Date
                         ----------------           ---------------             ----------------

                                   50,000                     $3.875            January 15, 2000
                                  298,633                      4.00             March 29, 2000
                                   25,000                      4.375            June 1, 2000
                                   25,000                      4.0625           July 1, 2000
                                  123,000                      7.80             September 28, 2000
                                  875,000                      8.00*            July 31, 2001
                                   84,270                      3.56             December 31, 2001
                                   10,000                      4.31             May 15, 2002

* The Company has made an unconditional offer to reduce the exercise price on this warrant from $8.00 to $3.56 per share. See "Other Information--Legal Proceedings."

8.   COMMITMENTS AND CONTINGENCIES .

     In July 1996, the Company acquired Perceptive Scientific Instruments, Inc. ("PSI") from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of common stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI had previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. The Company has made an unconditional offer to reduce the warrant exercise price to $3.56 per share. The arbitration hearing began on May 10, 1999 and is still ongoing as of the date of this Quarterly Report. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the Company or result in additional dilution to holders of the common stock.

9.   RESEARCH AND DEVELOPMENT GRANTS AND CONTRACTS.

     The Company has in the past partially funded its research and development programs through (I) grants from NASA and the National Institutes of Health,
(ii) joint development programs with strategic partners and (iii) Company sponsored research and development entities.

     Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                                                 Three Months Ended March 31,
                                                       1998              1999
                                                 ----------          --------

          Reimbursements                           $206,124          $ 77,201
          Costs                                     294,786           117,174
                                                  ---------          --------
          Net costs                                $ 88,662          $ 39,973
                                                  =========          ========

     Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

10.  UNUSUAL CHARGES.

     The results of operations for the three month periods ended March 31, 1999 include litigation settlement and other unusual charges totaling $1,616,731. Charges related to the pending settlement with Poly U/A Systems, Inc. totaled $1,520,371. Expenses associated with the pending arbitration matter with DITI totaled $96,360 in the current period as compared to $37,666 in the prior year.

     In September 1995, the Company and Poly U/A Systems Inc., a Company-sponsored research and development entity ("Poly UA"), entered into a joint development project for the development of several new products to enhance automated urinalysis using the Company's technology. During the fall of 1998, the Company decided not to exercise a previously negotiated $5.1 million option to acquire Poly UA and instead entered into discussions to acquire Poly UA at a lower price. Subsequently, certain shareholders of Poly UA threatened in writing to file a lawsuit if the Company failed to purchase Poly UA for an amount substantially equal to the $5.1 million option price. Primarily to avoid litigation which, regardless of its merits, could adversely affect the Company's ability to negotiate strategic transactions, the Company entered into a letter of intent on April 28, 1999 with Poly UA to settle the matter for a package of Company securities with an estimated value of up to $1.5 million. The Company recorded this amount as litigation settlement expense in the first quarter of 1999.

11.  INCOME TAXES.

     The income tax benefit for the three-month period ended March 31, 1999 was $292,794 as compared to an income tax provision of $2,218 for the comparable period last year. The income tax provision and benefit differs from the federal statutory rate due primarily to state income taxes, unutilized foreign losses, permanent differences between income reported for financial statement and income tax purposes and an increase in the tax valuation allowance relating to the net operating loss carryforwards generated in the current period (primarily from the Poly UA settlement).

     Realization of deferred tax assets associated with NOL and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and accordingly, has established a valuation reserve against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are not available. The Company will continue to review its valuation allowances and make adjustments, if necessary. Also, although a valuation allowance has been provided against a portion of its NOL's, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax NOL generated prior to the ownership change would be subject to an annual limitation. If this occurred a further adjustment of the valuation allowance would be necessary.

12.  EARNINGS PER SHARE (EPS).

     The computation of per share amounts for the three months ended March 31, 1999 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 2,972,804 and 1,783,133 shares of common stock outstanding during the three months ended March 31, 1999 and three months ended March 31, 1998, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Preferred stock convertible into 2,000,000 and 1,052,632 common shares at March 31, 1999 and 1998, respectively, was also not considered in the computation of diluted EPS for the three month periods then ended because their inclusion would have been antidilutive.


     The following is a reconciliation of net income and shares used in computing basic and diluted earnings per share amounts for the three months ended March 31, 1998.

                                                                      Number of
                                                          Income          Shares        Per Share Amount
                                                          ------      ----------        ----------------

     Basic EPS
       income available to Common Shareholders            $3,806       6,245,276                    $.00

     Effects of Dilutive Securities
          Warrants                                            --           9,270                      --
          Options                                             --         119,812                      --
          Convertible Preferred Stock                         --       1,052,632                      --

     Diluted EPS
       income available to Common Shareholders
                                                          ------      ----------                   ------
         plus assumed conversions                         $3,806       7,426,990                     $.00
                                                          ======      ==========                   ======


13.  SEGMENT AND GEOGRAPHIC INFORMATION.

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

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in this report on Form 10-Q and in the Company's report on Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges ("Segment Profit").

     The tables below present information about reported segments for the three and nine month periods ended March 31, 1999 and 1998:

     Three Months Ended March 31, 1999:

                                                                                  Small        Unallocated
                                                            Genetic          Laboratory          Corporate
                                       Urinalysis          Analysis             Devices           Expenses             Total
                                      -----------        ----------         ----------          ----------        ----------

Revenues                              $ 4,354,520        $1,133,448         $1,134,270                 --        $ 6,622,238

Interest income                       $     6,465        $      804         $      545                 --        $     7,814

Interest expense                      $     1,397        $  280,947                 --                 --        $   282,344

Depreciation and amortization         $   263,335        $  350,198         $   41,548        $     9,762        $   664,843

Segment profit (loss)                 $ 1,013,912        $ (788,961)        $  253,189        $(2,090,003)(1)    $(1,611,863)

Segment assets                        $11,187,956        $9,574,156         $1,869,399        $ 9,156,134        $31,787,645

Investment in long-lived assets       $    83,679        $   40,047         $    4,535              --0--        $   128,261

----------
(1) Includes litigation settlement of $1,520,371.

     Three Months Ended March 31, 1998:

                                                                                  Small        Unallocated
                                                             Genetic         Laboratory          Corporate
                                        Urinalysis          Analysis            Devices           Expenses              Total
                                        ----------        ----------         ----------        -----------         ----------

Revenues                               $ 4,006,042       $ 1,474,955         $1,111,644                 --        $ 6,592,641

Interest income                        $     2,820                --         $    5,349                 --        $     8,169

Interest expense                                --       $   271,235                 --                 --        $   271,235

Depreciation and amortization          $   246,592       $   386,886         $   42,635         $   18,052        $   694,165

Segment profit (loss)                  $   748,516       $  (603,989)        $  224,557         $ (363,060)       $     6,024

Segment assets                         $10,507,480       $10,929,450         $2,432,106         $8,613,667        $32,482,703

Investment in long-lived assets        $   122,247       $   101,307         $   24,058                 --        $   247,612



     The Company ships products from three locations in the United States and from its subsidiary in the United Kingdom. The following is sales by its United States and United Kingdom locations for the three month period ended March 31 1999 and 1998:

                                                         Three Months Ended March 31,
                                                               1998              1999
                                                         ----------------------------

        Sales:

             United States                               $5,624,909        $6,040,297
             United Kingdom                                 967,732           581,941
                                                         ----------        ----------
                                                         $6,592,641        $6,622,238

     The following is long-lived assets information by geographic area as of March 31, 1999 and 1998:

                                                                         At March 31,
                                                               1998              1999
                                                         ----------      ------------

        Long-lived assets:

             United States                              $ 7,917,603       $ 7,447,812
             United Kingdom                               5,319,650         4,521,583
                                                        -----------       -----------
                                                        $13,237,253       $11,969,395


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

     Until 1996, the Company generated most of its revenues from sales of two models of The Yellow IRIS urinalysis workstation and related supplies and service. These two models differ mainly by their speed and price. In 1996, the Company introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system, which is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. The Company also began selling the PowerGene family of genetic analyzers in August 1996 after completing the acquisition (the "PSI acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc. ("PSI"). The Company is currently seeking to enhance PSI's revenue stream by adding DNA probe kits for chromosome analysis to the PowerGene product line and may pursue this goal through internal research and development efforts or a strategic transaction with another company. Finally, in December 1997, the Company began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer, Sysmex Corporation (Sysmex). Sysmex initiated contractual procedures for terminating the exclusive nature of the IRIS distribution rights to the UF-100 based on allegations of inadequate performance. The Company disputed these allegations and entered into discussions about the pricing and marketing of the UF-100. Those discussions did not resolve the matter. Sysmex is now asserting that it has the right to appoint additional distributors for the UF-100 in North America. The Company disputes that Sysmex has the right but expects that Sysmex will attempt to appoint at least one additional distributor for North America in the near future. The Company is presently evaluating its alternatives and may take legal action if Sysmex does in fact appoint an additional distributor. The Company cannot presently predict the impact of any attempt by Sysmex to appoint an additional distributor or any legal action taken by the Company

     The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                                 Three Months Ended March 31,
                                                                     1998                1999
                                                                 --------            --------

    Research and development expense, net                        $606,000            $435,000
    Capitalized software development costs                         95,000              99,000
    Reimbursed costs for research and
      development grants and contracts                            206,000              77,000
                                                                 --------            --------
            Total product technology expenditures                $907,000            $611,000
                                                                 ========            ========

     The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

     During the first quarter of this year, the Company entered into a letter of intent with Poly UA Systems, Inc. a Company-sponsored research and development entity ("Poly UA"), to settle a potential dispute. Under the terms of the settlement, the Company will offer the Poly UA stockholders a package of Company securities with an estimated value of up to $1.5 million. The Company recorded this amount as litigation settlement expense in the first quarter of 1999. See "--Poly UA Transaction."

RESULTS OF OPERATIONS

     COMPARISON OF QUARTER ENDED MARCH 31, 1999 TO QUARTER ENDED MARCH 31, 1998

     Net revenues for the quarter ended March 31, 1999 totaled $6.6 million, which is comparable to the same period last year. Sales of IVD systems decreased to $2.0 million from $2.4 million, a decrease of $434,000 or 18% from the comparable period last year. Revenues from sales of The Yellow IRIS family of urinalysis workstations decreased to $1.0 million from $1.1 million or a decrease of $81,000. The decrease is due to a decline in domestic sales, partially offset by increased sales to an international distributor and a change in mix to lower priced units. Revenues from sales of the PowerGene line of genetic analyzers decreased to $972,000 from $1.3 million, or a decrease of $352,000. The decrease relates primarily to decreased unit volumes. Sales of IVD system supplies and services increased to $3.4 million from $3.0 million, an increase of $443,000 or 15% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies totaled $1.1 million, which is comparable to the same period last year.

     Revenues from the urinalysis segment totaled $4.4 million in the current quarter as compared to $4.0 million in the same quarter of last year, an increase of $348,000. This growth is due to increased sales of related system supplies and services to the growing installed base partially offset by decreased system sales. Revenues from the genetic analysis segment decreased to $1.1 million in the current quarter as compared to $1.5 million in the same quarter last year, for the reason described above. Revenues from small laboratory devices totaled $1.1 million in the current quarter, and are comparable to the same quarter of last year.

     Royalty and license revenue was $65,000 in the three months ended March 31, 1999 and is comparable to the same period last year.

     Cost of goods for IVD systems increased as a percentage of sales of IVD imaging systems to 58% for the quarter ended March 31, 1999 from 54% for the comparable period last year. The increase is primarily due to an increased proportion of sales of The Yellow IRIS urinalysis workstations having lower margins to an international distributor and a shift in mix of PowerGene units having a higher proportion of OEM components. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products increased to 46% for the current period as compared to 45% for the same period last year. The increase is primarily due to increased service-related costs associated with the PowerGene genetic analyzers. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 54% for the current quarter compared to 57% for the comparable period last year. The decrease is primarily due to a change in the sales mix. The net result of these changes was an aggregate gross margin of 50% in both periods.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 48% this quarter as compared to 49% in the same quarter of last year. This decrease results from increased revenues related to urinalysis supplies and services along with lower associated expenses, partially offset by lower margins on system sales. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 57% this quarter, as compared to 48% in the same quarter of last year. This increase is primarily the result of a change in product mix towards systems having a higher proportion of OEM components and increased service related expenses. Cost of goods for small laboratory devices as a percentage of revenues totaled 54% in the current period, as compared to 57% in the same quarter of last year. This decrease is due to a change in sales mix.

     Marketing and selling expenses totaled $1.3 million for the quarter ended March 31, 1999 and is comparable to the same period last year. Decreased selling expenses related to the PowerGene genetic analyzers offset increased marketing and selling expenses associated with The Yellow IRIS urinalysis workstations. As a percentage of net revenues these expenses totaled 20% in the current quarter as compared to 19% last year.

     General and administrative expenses increased to $922,000 for the current quarter ended March 31, 1999 as compared to $818,000 for the comparable period last year, an increase of $104,000. This increase is primarily due to increased legal and tax professional fees, liability insurance expenses and increased expenses associated with the Office of the Chief Executive, which was partially offset by decreased expenses associated with the genetic analysis division. General and administrative expenses as a percentage of net revenues increased to 14% in the current year from 12% in the prior year.

     Net research and development expenses decreased to $435,000 for the quarter ended March 31, 1999 from $606,000, a decrease of $171,000 or 28% from the comparable period last year. Net research and development expenses decreased as a percentage of revenues from 9% to 7%. Reimbursements under joint development programs decreased to $77,000 from $206,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $611,000 from $907,000, a decrease of $272,000 or 30% as compared to the comparable period last year. The decrease in total product technology expenditures is due to decreased spending on The Yellow IRIS and PowerGene families of products.

     Amortization of intangible assets for the quarter ended March 31, 1999 totaled $291,000 and is comparable to the same period last year.

     The results of operations for the quarter ended March 31, 1999 include unusual expenses of $1.6 million as compared to $38,000 in the prior year's quarter. The increase primarily relates to the pending settlement with Poly UA. Legal and other expenses relating to the pending arbitration with DITI totaled $96,000 in the current period as compared to $38,000 in the prior period.

     The net result of the above-described changes was an operating loss of $1.3 million for the quarter ended March 31, 1999 as compared to operating income of $290,000 for the same quarter last year. Excluding the charge for the Poly UA transaction and other unusual expenses, operating income totaled $301,000 for the first quarter of 1999 as compared $325,000 for the same quarter last year.

     Interest expense increased to $282,000 for the quarter ended March 31, 1999 from $271,000 for the comparable period last year due to increased interest rates on the new credit facility.

     For the quarter ended March 31, 1999, urinalysis segment profits increased to $1.0 million as compared to $749,000 in the same period last year, an increase of $265,000, or 35%. This increase is largely due to higher revenue and gross margins and lower operating expenses. Losses for the genetic analysis segment totaled $788,000 in the current quarter as compared to losses of $604,000 in the same period last year, an increased loss of $184,000. The increased loss is due to the decrease in sales and gross margins described above, partially offset by lower operating expenses. Segment profits from the small laboratory devices segment totaled $253,000 in the current quarter as compared to $225,000 in the same period last year. The improvement was primarily caused by the increase in this segment's gross margins as described above. Unallocated corporate expenses totaled $2.1 million in the current period as compared to $363,000 in the comparable period last year, an increase of $1.7 million. This increase is due primarily to the pending settlement with Poly UA, as well as higher legal and tax professional fees, liability insurance expenses, expenses associated with the Office of the Chief Executive and increased unusual expenses associated with the pending DITI arbitration.

     The income tax benefit for the quarter ended March 31, 1999 was $293,000, as compared to an income tax provision of $2,000 for the comparable period in 1998. The difference between the effective tax rate and federal statutory rate relates primarily to an increase in the deferred tax valuation allowance relating to the net operating loss carryforwards generated by the potential settlement with Poly UA, as well as the current period state income taxes, unutilized foreign losses and permanent differences between income reported for financial and income tax purposes.

     The above factors contributed to a net loss of $1.3 million or $.21 per diluted share for the quarter ended March 31, 1999 as compared to net income of $4,000 or $0.00 per diluted share for the quarter ended March 31, 1998. Excluding the Poly UA litigation settlement expense and the other unusual charges, net of related tax benefits, the Company would have had a net loss of approximately $89,000 or $0.01 per share for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $1.0 million at March 31, 1999 from $389,000 at December 31, 1998. The increase is due to the cash provided by operations in excess of amounts used by investing and financing activities. Cash provided by operations for the three months ended March 31, 1999 decreased to $973,000 from $1.2 million for the comparable period last year. This decline is primarily due to the increased net loss and pay down of accounts payable, only partially offset by an increase in non-cash adjustments and decreases in accounts receivable and inventories.

     Cash used by investing activities totaled $3,000 for the three months ended March 31, 1999, as compared to $248,000 in the prior year. The decrease is primarily due to the decline in expenditures for property and equipment, offset by the proceeds from the sale of The Yellow IRIS urinalysis workstations subject to an operating lease.

     On May 8, 1998, the Company refinanced its bank loans with the proceeds of a new credit facility from Foothill Capital Corporation, a Wells Fargo Company. The new credit facility consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The term loan bears interest at the lender's prime rate (7.75% on March 31, 1999) plus 3.0% and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The new credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

     Net cash used by financing activities totaled $347,000 and consisted primarily of principal payments made on the term loan described above and notes payable due to a former strategic partner (discussed below), partially offset by net proceeds from borrowings on the revolving line of credit. As of March 31, 1999, the Company had $2.6 million outstanding under the term loan and had $600,000 available under the revolving credit line.

     As of March 31, 1999, the Company also had outstanding notes payable in the aggregate amount of $442,000 from the repurchase of common stock and warrants from a former strategic partner in 1996. The notes bear interest at the rate of 8.0%, and principal is due in bi-monthly installments of $100,000.

     The Company has scheduled principal payments on outstanding debt totaling $1.6 million during the next twelve months.

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

     The FDA cleared The White IRIS leukocyte differential analyzer in May 1996, but its commercial release was subsequently delayed by other priorities such as the introductions of the Model 900 UDx urine pathology system and the UF-100 urine cell analyzer. The Company has elected not to launch The White IRIS at this time due to limited resources and the potential impact of product launch costs on profitability. The Company is still exploring strategic alternatives for The White IRIS program and therefore cannot reasonably estimate any impact on the recoverability of the capitalized costs associated with the product line, principally capitalized software and inventory. If the Company is unable to develop a viable strategic alternative for the program and as a result abandons the product line, it would incur a charge against future earnings of up to $1.2 million for the related amounts capitalized.

     The Company has outstanding 3,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into a number of shares of common stock equal to (i) its $1,000 liquidation value divided by (ii) a variable conversion price. The conversion price equals the lower of (a) $3.56 per share or (b) 85% of the average closing bid price of the common stock for the five consecutive trading days preceding the conversion (but in no event less than $1.50). Assuming conversion prices of $3.56 and $1.50 per share, the Preferred Stock is convertible into approximately 843,000 and 2,000,000 shares of Common Stock, respectively. Based on the average closing price of $0.83 for the five-day period ending March 31, 1999, the conversion price would be the $1.50 minimum, and the Preferred Stock would convert into 2,000,000 shares of common stock. Any unconverted shares of Preferred Stock will automatically be converted into Common Stock on December 31, 1999. The Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the Common Stock or repurchase any shares of the Common Stock without the written consent of the holder of the Preferred Stock.

POLY UA TRANSACTION

     In September 1995, the Company and Poly U/A Systems Inc., a Company-sponsored research and development entity ("Poly UA"), entered into a joint development project for the development of several new products to enhance automated urinalysis using the Company's technology. During the fall of 1998, the Company decided not to exercise a previously negotiated $5.1 million option to acquire Poly UA and instead entered into discussions to acquire Poly UA at a lower price. Subsequently, certain shareholders of Poly UA threatened in writing to file a lawsuit if the Company failed to purchase Poly UA for an amount substantially equal to the $5.1 million option price. Primarily to avoid litigation which, regardless of its merits, could adversely affect the Company's ability to negotiate strategic transactions, the Company entered into a letter of intent on April 28, 1999 with Poly UA to settle the matter for a package of Company securities with an estimated value of up to $1.5 million. The Company recorded this amount as litigation settlement expense in the first quarter of 1999.

     Under the terms of the proposed settlement, the Company will make a tender offer for all of the outstanding stock of Poly UA which consists of 256,000 shares of common stock. The Company will offer to pay for each share of Poly UA common stock (and a signed release of claims from the tendering stockholder) a package of the Company's securities consisting of the following: (a) 3 shares of the Company's common stock, (b) 1 share of a new series of callable preferred stock with a liquidation preference of $3 per share and no coupon, and (c) a three-year warrant to purchase 3 shares of common stock, 1.5 shares at $1.00 per share and 1.5 shares at $2.00 per share. If all of the Poly UA common stock is tendered and accepted, the Company would issue an aggregate of (i) 768,000 shares of common stock, (ii) 256,000 shares of callable preferred stock (with an aggregate liquidation preference of $768,000), and (iii) warrants to purchase 768,000 shares of common stock (half at $1.00 per share and half at $2.00 per share). The tender offer will be subject to customary conditions, as well as the tender of shares constituting at least 90% of the outstanding stock of Poly UA and signed releases of all claims from each tendering stockholder.

     The "callable" feature of the preferred stock will entitle the Company to convert the preferred stock at any time into a number shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2.00 per share of common stock). The preferred stock will automatically be converted under the same formula at the end of three years if not converted sooner by the Company. The Company will also have the right to redeem any unexercised warrants for a nominal amount of cash any time after the 30-day average closing price of the common stock exceeds 200% of the warrant exercise price.

     At March 31, 1999, the Company had federal net operating loss carryforwards of approximately $18.8 million. If the Company completes the tender offer for Poly UA and substantially all of the Company's outstanding options and warrants are exercised on or before December 31, 1999, these transactions in combination with other prior stock issuances during the past three years would constitute a "change of ownership" under Section 382 of the Internal Revenue Code. The Company notes that all 1.49 million warrants are currently out-of-the money with exercise prices ranging from $3.56 to $7.80 per share. Section 382 imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the applicable federal rate) and the value of the corporation at the time of the change of ownership. Depending on the market price of the Company's common stock at the time a change of ownership occurs, the resulting limitations imposed by Section 382 could trigger a substantial write down in the Company's deferred tax assets and a corresponding charge to earnings in the relevant quarter.

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

     The Company has focused most of its Y2K efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and the general ledger. The Company completed a review of these critical systems and determined that they were not Y2K compliant. These systems are supported by third parties that had certified software updates available. The Company has purchased and installed these updates. Although the vendors have certified the updates as Y2K compliant, the Company plans to test the updates on its systems by June 30, 1999. The Company is also in the process of reviewing other equipment that contains date-sensitive information. The Company expects to complete its review of all other internal systems by June 30, 1999 and does not expect this review to uncover a risk of a material adverse effect on its operations from Y2K problems in this area.

     The Company has reviewed its products and has determined that the IVD imaging systems produced by the urinalysis and genetics segments have date sensitive fields or components that have date sensitive fields. Based on completed verification and validation testing and, if applicable, certificates received from third party vendors, the Company has concluded that all the genetic segment IVD imaging systems, the unattended urinalysis IVD imaging system (the Model 900 UDx urinalysis workstation) and the UF-100 urine cell analyzer are Y2K compliant. The Company has also determined that there are no date sensitive fields contained in the products of the small instruments segment. The Company has determined that the unattended IVD imaging systems produced by the urinalysis segment (Models Bravo, 250, 300, 450 and 500 urinalysis workstations) have date sensitive fields. The Company has completed work on the software updates to make these products Y2K compliant including verification and validation of these software updates. The Company began distributing these software updates in April 1999.

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

     Costs to Address the Y2K Issue

     Costs to address the Y2K problem include hardware, software, and implementation costs paid to outside consultants are estimated at $175,000. To date, the Company has incurred approximately $165,000, the majority of which has been expensed. The Company estimates that the cost to complete its Y2K work at less than $10,000 to complete installation of Y2K software upgrades on its customers IVD imaging systems.

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

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains various forward-looking statements which reflect the Company's current views with respect to future events and financial results and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, the Company's views with respect to future financial results, capital requirements, market growth, new product introductions and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. For example, the settlement with Poly UA is subject to the completion of mutually acceptable documentation and final approvals by the Boards of both companies; the tender offer may not be accepted by the necessary number of Poly U/A stockholders to meet the 90% condition; and dissatisfied Poly U/A stockholders could still file a lawsuit which could adversely affect IRIS. The settlement could also be affected by material changes in the Company's stock price, results of operations or financial condition. The Company refers interested persons to its 1998 Annual Report on Form 10-K and its other SEC filings for a description of certain additional uncertainties and factors which may affect forward-looking statements.

PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In July 1996, the Company acquired PSI from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of common stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI had previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. The Company has made an unconditional offer to reduce the warrant exercise price to $3.56 per share. The arbitration hearing began on May 10, 1999 and is still ongoing as of the date of this Quarterly Report. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the Company or result in additional dilution to holders of the common stock.

     The Company is involved in routine litigation arising in the ordinary course of its business, and, while the results of the proceedings cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits

     No.          Description
     ----         -----------
     3.1(a) -- Certificate of Incorporation, as amended (1)
     3.1(b) -- Certificate of Designations of Series A Convertible Preferred
               Stock (2)
     3.2    -- Restated Bylaws (3)
     4.1    -- Specimen of Common Stock Certificate (4)
     4.2    -- Certificate of Designations of Series A Convertible
               Preferred Stock (2)
    27.1    -- Financial Data Schedule-1998
    27.2    -- Financial Data Schedule-1999

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

     (b)      Reports on Form 8-K

     During the quarter ended March 31, 1999, the Company filed no current reports on Form 8-K. However, on May 7, 1999, the Company filed a current report on Form 8-K to voluntarily report the proposed transaction with Poly UA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Poly UA Transaction."

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on May 17, 1999.


                                  INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                  By: /s/ Martin S. McDermut
                                     -----------------------------------------
                                     Martin S. McDermut, Vice President,
                                     Finance & Administration
                                     and Chief Financial Officer