Form 10-Q
period 1999-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1999-08-16
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



       For the quarter ended                              Commission File
           June 30, 1999                                    No. 1-9767

                             ----------------------


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    94-2579751
      -------------------------------                  ------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


      9162 Eton Avenue, Chatsworth CA                         91311
  ---------------------------------------                   ----------
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


     The number of shares of Common Stock of the registrant outstanding as of July 30, 1999 was 6,578,607.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


                               INDEX TO FORM 10-Q

                    Three and Six Months Ended June 30, 1999

                                                                             PAGE
PART 1 -- FINANCIAL INFORMATION

     ITEM 1 -- Consolidated Financial Statements

     Consolidated Balance Sheets............................................   3

     Consolidated Statements of Operations..................................   4

     Consolidated Statements of Cash Flows..................................   6

     Consolidated Statements of Comprehensive Income........................   7

     Notes to Consolidated Financial Statements.............................   8

     ITEM 2 -- Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............  13

     ITEM 3 -- Quantitative and Qualitative Disclosures About
                Market Risk.................................................  20

PART 2 -- OTHER INFORMATION

     ITEM 1 -- Legal Proceedings............................................  21

     ITEM 2 -- Changes in Securities and Use of Proceeds....................  21

     ITEM 4 -- Submission of Matters to a Vote of Security
                Holders.....................................................  21

     ITEM 6 -- Exhibits and Reports on Form 8-K
          (a) Exhibits......................................................  21
          (b) Reports on Form 8-K...........................................  21


SIGNATURE...................................................................  22

PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                             At December 31,    At June 30,
                                                                             ------------------------------
                                                                                  1998             1999
                                                                             ------------      ------------
                                                                                                (unaudited)
Current assets:
Cash and cash equivalents                                                    $    389,495      $  1,231,372
Accounts receivable, net of allowance for doubtful
 accounts of $271,544 in 1998 and $272,316 in 1999                              5,615,799         5,339,521
Inventories                                                                     4,503,446         4,054,687
Prepaid expenses and other current assets                                         251,483           301,758
Deferred tax asset                                                                942,589           942,589
                                                                             ------------      ------------
     Total current assets                                                      11,702,812        11,869,927

Property and equipment, at cost, net of accumulated depreciation
 of $5,140,169 in 1998 and $5,575,509 in 1999                                   2,004,661         1,620,160
Purchased intangibles, net of accumulated amortization                          7,512,100         7,053,244
Software development costs, net of accumulated amortization of
 $1,558,597 in 1998 and $1,720,495 in 1999                                      1,097,907         1,138,316
Deferred tax asset                                                              7,914,129         8,236,402
Other assets                                                                    1,875,475         1,754,010
                                                                             ------------      ------------
     Total assets                                                            $ 32,107,084      $ 31,672,059
                                                                             ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                                       $    464,769      $    726,825
 Current portion of long-term debt                                              1,742,027         1,442,027
 Accounts payable                                                               2,871,613         2,331,568
 Accrued expenses                                                               2,259,802         2,566,155
 Deferred income -- service contracts and other                                   794,688         1,028,804
                                                                             ------------      ------------
     Total current liabilities                                                  8,132,899         8,095,379

Subordinated note payable                                                       7,000,000         7,000,000
Deferred income -- service contracts and other liabilities                        274,798         1,745,481
Notes payable, long-term portion                                                1,700,000         1,100,000
                                                                             ------------      ------------
     Total liabilities                                                         17,107,697        17,940,860

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value; Authorized: 3,000,000 shares;
  Convertible Series A shares issued and outstanding : 1998
  and 1999 -- 3,000 ($3,000,000 liquidation preference)                                30                30
 Common stock, $.01 par value; Authorized: 15,600,000 shares
  Shares issued and outstanding: 1998 -- 6,432,875 and 1999 -- 6,550,829           64,328            65,507
 Additional paid-in capital                                                    38,134,290        38,235,573
 Unearned compensation                                                           (204,294)         (144,328)
 Foreign currency translation adjustment                                           47,510            55,707
 Accumulated deficit                                                          (23,042,477)      (24,481,290)
                                                                             ------------      ------------
     Total shareholders' equity                                                14,999,387        13,731,199
                                                                             ------------      ------------
     Total liabilities and shareholders' equity                              $ 32,107,084      $ 31,672,059
                                                                             ============      ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             For the three months ended June 30,
                                                             -----------------------------------
                                                                    1998             1999
                                                                -----------      -----------
Sales of IVD systems                                            $ 2,739,827      $ 2,809,454
Sales of IVD supplies and services                                2,957,675        3,395,350
Sales of small instruments and supplies                             985,637        1,123,815
Royalties and licensing revenues                                     23,891           37,299
                                                                -----------      -----------
Net revenues                                                      6,707,030        7,365,918
                                                                -----------      -----------
Cost of goods -- IVD systems                                      1,754,244        1,735,936
Cost of goods -- IVD supplies and services                        1,519,843        1,527,978
Cost of goods -- small instruments and supplies                     536,569          618,363
                                                                -----------      -----------
Cost of goods sold                                                3,810,656        3,882,277
                                                                -----------      -----------
Gross margin                                                      2,896,374        3,483,641

Marketing and selling                                             1,220,030        1,297,328
General and administrative                                          942,400          975,000
Research and development, net                                       466,788          358,721
Amortization of intangibles                                         290,004          291,038
Unusual legal charges                                                48,922          426,542
                                                                -----------      -----------
Total operating expenses                                          2,968,144        3,348,629

Operating income (loss)                                             (71,770)         135,012

Other income (expense):
  Interest income                                                    18,390           10,032
  Interest expense                                                 (288,212)        (261,732)
  Other income (expense)                                              6,546          (10,308)
                                                                -----------      -----------
Loss before benefit for income taxes                               (335,046)        (126,996)

Benefit for income taxes                                           (123,956)          (7,252)
                                                                -----------      -----------
Net loss                                                        $  (211,090)     $  (119,744)
                                                                ===========      ===========
Net loss per common share -- basic                              $      (.03)     $      (.02)
                                                                ===========      ===========
Net loss per common share -- diluted                            $      (.03)     $      (.02)
                                                                ===========      ===========
Weighted average number of common shares -- basic                 6,278,417        6,490,422
                                                                ===========      ===========
Weighted average number of common shares and common
    share equivalents outstanding for the period -- diluted       6,278,417        6,490,422
                                                                ===========      ===========

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  For the six months ended June 30,
                                                                 ----------------------------------
                                                                     1998                  1999
                                                                 ------------          ------------
Sales of IVD systems                                             $  5,185,764          $  4,821,735
Sales of IVD supplies and services                                  5,925,876             6,806,089
Sales of small instruments and supplies                             2,097,281             2,258,085
Royalty and license revenue                                            90,750               102,247
                                                                 ------------          ------------
Net revenues                                                       13,299,671            13,988,156
                                                                 ------------          ------------
Cost of goods -- IVD systems                                        3,064,710             2,896,793
Cost of goods -- IVD supplies and services                          2,866,625             3,100,032
Cost of goods -- sales of small instruments and supplies            1,164,818             1,225,759
                                                                 ------------          ------------
Cost of goods sold                                                  7,096,153             7,222,584
                                                                 ------------          ------------
Gross margin                                                        6,203,518             6,765,572

Marketing and selling                                               2,486,490             2,630,390
General and administrative                                          1,760,110             1,897,040
Research and development, net                                       1,072,903               794,105
Intangibles amortization                                              579,492               581,855
Litigation settlement and unusual legal charges                        86,588             2,043,273
                                                                 ------------          ------------
Total operating expenses                                            5,985,583             7,946,663

Operating income (loss)                                               217,935            (1,181,091)

Other income (expense):
  Interest income                                                      26,559                17,846
  Interest expense                                                   (559,447)             (544,076)
  Other  expense                                                      (14,069)              (31,538)
                                                                 ------------          ------------
Loss before benefit for income taxes                                 (329,022)           (1,738,859)

Benefit for income taxes                                             (121,738)             (300,046)
                                                                 ------------          ------------
Net loss                                                         $   (207,284)         $ (1,438,813)
                                                                 ============          ============
Net loss per common share -- basic                               $       (.03)         $       (.22)
                                                                 ============          ============
Net loss per common share -- diluted                             $       (.03)         $       (.22)
                                                                 ============          ============
Weighted average number of common share -- basic                    6,274,985             6,461,807
                                                                 ============          ============
Weighted average number of common shares and common
share equivalents outstanding for the period -- diluted             6,274,985             6,461,807
                                                                 ============          ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                              For the six months ended June 30,
                                                                              --------------------------------
                                                                                  1998                 1999
                                                                              -----------          -----------
Cash flow from operating activities:
   Net loss                                                                   $  (207,284)         $(1,438,813)
    Adjustments to reconcile net loss to net cash provided by
    operations:
       Deferred tax benefit                                                      (167,545)            (322,273)
       Depreciation and amortization                                            1,258,612            1,204,256
       Common stock and stock option compensation amortization                    129,956              114,198
       Gain on sale of equipment previously under an operating lease                   --              (87,158)
       Litigation settlement payable in equity securities                              --            1,520,371
    Changes in assets and liabilities:
       Accounts receivable -- trade and other                                     (24,973)             108,370
       Service contracts, net                                                     214,254              330,973
       Inventories                                                               (251,179)             445,744
       Prepaid expenses and other current assets                                  (16,480)             (52,172)
       Other assets                                                              (124,088)             (24,124)
       Accounts payable                                                           131,876             (532,210)
       Accrued expenses                                                           167,017              232,034
       Deferred income and other liabilities                                       27,027                   --
                                                                              -----------          -----------
Net cash provided by operating activities                                       1,137,193            1,499,196
                                                                              -----------          -----------
Cash flow from investing activities:
    Acquisition of property and equipment                                        (307,810)             (93,835)
    Software development costs                                                   (215,600)            (202,307)
    Sale of equipment previously under an operating lease                              --              125,000
                                                                              -----------          -----------
Net cash used by investing activities                                            (523,410)            (171,142)
                                                                              -----------          -----------
Cash flow from financing activities:
    Borrowings under credit facility                                            3,600,000            6,554,651
    Repayments of credit facility                                              (3,350,000)          (6,192,596)
    Repayment of notes payable                                                   (700,000)            (906,077)
    Issuance of common stock and warrant for cash                                 194,895               40,581
    Deferred stock or debt issuance costs                                        (130,018)                  --
                                                                              -----------          -----------
Net cash used by financing activities                                            (385,123)            (503,441)
                                                                              -----------          -----------
Effect of foreign currency fluctuation on cash and cash equivalents                (2,067)              17,264
Net increase in cash and cash equivalents                                         226,593              841,877
Cash and cash equivalents at beginning of period                                1,470,861              389,495
                                                                              -----------          -----------
Cash and cash equivalents at end of period                                    $ 1,697,454          $ 1,231,372
                                                                              ===========          ===========
Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for services                         $    75,266          $    54,232
    Capital lease obligation incurred                                              70,000                   --
    Issuance of common stock in satisfaction of liabilities                        13,956                7,650

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                        519,770              506,775
    Cash paid for income taxes                                                     85,000               23,082

----------------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)

                                                              For the three months ended June 30,
                                                            ---------------------------------------
                                                                1998                        1999
                                                            -----------                 -----------
Net loss                                                    $  (211,090)                $  (119,744)
     Other comprehensive income,
     foreign currency translation adjustment                      1,798                       6,259
                                                            -----------                 -----------
Comprehensive loss                                          $  (209,292)                $  (113,485)
                                                            ===========                 ===========


                                                               For the six months ended June 30,
                                                            ---------------------------------------
                                                                1998                        1999
                                                            -----------                 -----------
Net loss                                                    $  (207,284)                $(1,438,813)
     Other comprehensive income,
     foreign currency translation adjustment                      7,793                       8,197
                                                            -----------                 -----------
Comprehensive loss                                          $  (199,491)                $(1,430,616)
                                                            ===========                 ===========

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and 1998 and the results of its operations for the three and six month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

3.   COMPREHENSIVE INCOME.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     The Company's only component of comprehensive income (loss) relates to foreign currency translation adjustments. No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the six months ended June 30, 1999:

          Beginning balance                               $47,510
          Current period change                             8,197
                                                          -------
          Ending balance                                  $55,707
                                                          -------

4.   INVENTORIES.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

                                                   At December 31, 1998       At June 30, 1999
                                                   --------------------       ----------------
     Finished goods                                     $1,647,028               $1,200,893

     Work-in-process                                       432,569                  385,159

     Raw materials, parts and sub-assemblies             2,423,849                2,468,635
                                                        ----------               ----------
                                                        $4,503,446               $4,054,687
                                                        ==========               ==========


5.   PURCHASED INTANGIBLES.

     Purchased intangibles, at cost, consist of the following:

                                                   At December 31, 1998       At June 30, 1999
                                                   --------------------       ----------------
      Goodwill                                          $  383,108               $  383,108

      International distribution channel                 5,403,938                5,403,938

      Acquired technology and know-how                   3,960,904                3,960,904
                                                        ----------               ----------
                                                         9,747,950                9,747,950

      Less accumulated amortization                     (2,235,850)              (2,694,706)
                                                        ----------               ----------
      Total                                             $7,512,100               $7,053,244
                                                        ==========               ==========


6.   SHORT-TERM BORROWINGS AND NOTES PAYABLE.

     At June 30, 1999, the outstanding amount under the credit facility with Foothill Capital Corporation, consists of $2.3 million outstanding under a $3.6 million term loan and $726,825 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $600,000 available under the line of credit at June 30, 1999. The term loan bears interest at the lender's prime rate (7.75% on June 30, 1999) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisitions, capital expenditures and cash dividends.

     On June 30, 1999, the Company had outstanding notes payable in the aggregate amount of $242,027 from the repurchase of common stock and warrants from an affiliate of Roche Diagnostics, a former strategic partner in 1996. The notes bear interest at the rate of 8%, and the principal is due in bi-monthly installments of $100,000.

7.   CAPITAL STOCK.

Stock Issuances:

     During the six months ended June 30, 1999, the Company (i) issued options to purchase 301,550 shares of common stock under the Company's stock option plans and (ii) cancelled options to purchase 94,300 shares of common stock. At June 30, 1999, options to purchase 1,708,251 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2009. The exercise price for these options ranges from $0.69 to $4.50 per share. At June 30, 1999, there were 168,917 shares of common stock available for the granting of future options under the Company's stock option plans.

Warrants:

     At June 30, 1999, the following warrants to purchase shares of common stock were outstanding and exercisable:

     Number of Shares           Per Share Price       Expiration Date
     ----------------           ---------------       ---------------
         50,000                     $3.875            January 15, 2000
        298,633                      4.00             March 29, 2000
         25,000                      4.375            June 1, 2000
         25,000                      4.0625           July 1, 2000
        123,000                      7.80             September 28, 2000
        875,000                      3.56             July 31, 2001
         84,270                      3.56             December 31, 2001
         10,000                      4.31             May 15, 2002


8.   COMMITMENTS AND CONTINGENCIES.

     In July 1996, the Company acquired Perceptive Scientific Instruments, Inc. ("PSI") from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of common stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. The Company made an unconditional offer to reduce the warrant exercise price to $3.56 per share. The arbitration hearing was held the week of May 10, 1999. The Company is now in the process of completing and responding to post arbitration briefs and expects a decision in the third quarter of 1999. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the Company or result in additional dilution to holders of the common stock.


9.   RESEARCH AND DEVELOPMENT GRANTS AND CONTRACTS.

     The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company sponsored research and development entities.

     Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                           Three Months Ended June 30,           Six Months Ended June 30,
                           --------------------------           ---------------------------
                             1998              1999               1998               1999
                           --------          --------           --------           --------
     Reimbursements        $369,626          $136,478           $575,750           $213,679
     Costs                  341,599           125,276            636,385            242,450
                           --------          --------           --------           --------
     Net costs             $(28,027)         $(11,202)          $ 60,635           $ 28,771
                           ========          ========           ========           ========


     Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

10.  UNUSUAL CHARGES.

     The results of operations for the six month period ended June 30, 1999 include litigation settlement and other unusual charges totaling $2,043,273. Charges related to the settlement with Poly U/A Systems, Inc. totaled $1,582,828. Expenses associated with the pending arbitration matter with DITI totaled $450,289 in the current period as compared to $86,588 in the prior year. For the three months ended June 30, 1999 unusual charges totaled $426,542 and related primarily to the settlement with Poly U/A Systems ($55,829) and the arbitration matter with DITI ($365,356).

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

     In order to implement the terms of the settlement, the Company commenced a tender offer on June 8, 1999 for all 256,000 outstanding shares of Poly UA common stock. The Company offered to pay for each share of Poly UA common stock (and a signed release of claims from the tendering stockholder) a package of the Company's securities consisting of the following: (a) 3 shares of the Company's Common Stock, (b) 1 share of a new series of callable preferred stock and

(c) a three-year warrant to purchase 3 shares of the Company's Common Stock. The Company successfully completed the tender offer on July 26, 1999 and accepted 198,000 shares of Poly UA common stock (or 77% of the total outstanding) from 93% of the Poly UA stockholders. The Company subsequently issued to the tendering stockholders a total of 594,000 shares of Common Stock, 198,000 shares of a new Series B Callable Preferred Stock and Series G Warrants to purchase an additional 594,000 shares of the Common Stock. As a result, Poly UA became a majority-owned subsidiary of the Company, with the Company owning 77% of the equity of Poly UA and the non-tendering stockholders retaining 23% of the equity.


11.  INCOME TAXES.

     The income tax benefit for the six-month period ended June 30, 1999 was $300,046 as compared to an income tax benefit of $121,738 for the comparable period last year. The income tax benefit for the three month period ended June 30, 1999 totaled $7,252, as compared to $123,956 in the prior year. The income tax benefit differs from the federal statutory rate due primarily to state income taxes, unutilized foreign losses, permanent differences between income reported for financial statement and income tax purposes and an increase in the tax valuation allowance relating to the loss on the Poly UA settlement and the related tax benefits to be acquired, which management has determined may not be realizable.

     Realization of deferred tax assets associated with net operating losses ("NOL") and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and tax credit carryforwards may expire unused and accordingly, has established a valuation reserve against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are not available. The Company will continue to review its valuation allowances and make adjustments, if necessary. Also, although a valuation allowance has been provided against a portion of its NOL's, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax NOL generated prior to the ownership change would be subject to an annual limitation. If this occurred, a further adjustment of the valuation allowance would be necessary.


12.  EARNINGS PER SHARE (EPS).

     The computation of per share amounts for the three and six months ended June 30, 1999 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 3,199,154 and 3,094,904 shares of common stock outstanding during the three and six months ended June 30, 1999 and three and six months ended June 30, 1998, respectively, were not considered in the computation of diluted EPS because their inclusion would be antidilutive. Preferred stock convertible into 2,000,000 and 887,574 common shares at June 30, 1999 and 1998, respectively, was also not considered in the computation of diluted EPS for the three and six month periods then ended because their inclusion would also be antidilutive.


13.  SEGMENT AND GEOGRAPHIC INFORMATION.

     The Company is organized on the basis of products and related services and under FAS 131 operates in three segments: (1) urinalysis, (2) genetic analysis and (3) small laboratory devices.

     The urinalysis segment designs, develops, manufactures and markets IVD imaging systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis. In December 1997, this segment also began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its Japanese manufacturer. The segment also provides ongoing sales of supplies and service necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, these products are sold through distributors. This segment has also had a major program over a number of years to develop The White IRIS leukocyte differential analyzer. The Company has elected not to launch The White IRIS at this time due to limited resources and the potential impact of product launch costs on profitability. The Company is exploring strategic alternatives for The White IRIS program and therefore cannot reasonably estimate any impact on the recoverability of the capitalized costs associated with the product line, principally capitalized software and inventory. If the Company is unable to develop a viable strategic alternative for the program and as a result abandons the product line, it would incur a charge against future earnings of up to $1.2 million for the related amounts capitalized.

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

     The tables below present information about reported segments for the three and six month periods ended June 30, 1999 and 1998:

Three Months Ended June 30, 1998:
                                                                             Small           Unallocated
                                                          Genetic         Laboratory          Corporate
                                      Urinalysis         Analysis           Devices           Expenses           Total
                                     ------------      ------------       ------------      ------------      ------------
Revenues                               $4,994,033        $1,248,070         $1,123,815                --        $7,365,918

Interest income                            $8,965              $393               $674                --           $10,032

Interest expense                           $1,326          $260,406                 --                --          $261,732

Depreciation and amortization            $260,933          $340,790            $39,311           $12,577          $653,611

Segment profit (loss)                  $1,214,150         $(608,907)          $223,724         $(955,963)(1)   $(126,996)

Segment assets                        $11,312,645        $9,274,083         $1,903,788        $9,181,543       $31,672,059

Investment in long-lived assets           $94,887           $56,739            $16,255                --          $167,881

(1) Includes unusual legal expense of $426,542.


Three Months Ended June 30, 1998:
                                                                             Small           Unallocated
                                                          Genetic         Laboratory          Corporate
                                      Urinalysis         Analysis           Devices           Expenses           Total
                                     ------------      ------------       ------------      ------------      ------------
Revenues                             $  4,370,595      $  1,350,798       $    985,637                --      $  6,707,030

Interest income                      $      8,997             3,471       $      5,922                --      $     18,390

Interest expense                     $      2,238      $    285,974                 --                --      $    288,212

Depreciation and amortization        $    256,865      $    377,433       $     43,123      $     16,982      $    694,403

Segment profit (loss)                $    685,185      $   (794,436)      $    192,990      $  (418,785)(1)   $   (335,046)

Segment assets                       $ 11,527,862      $ 10,525,709       $  1,987,863      $  8,783,295      $ 32,824,729

Investment in long-lived assets      $    187,823      $     70,542       $     17,433                --      $    275,798

----------
(1)  Includes unusual legal expenses of $48,922.


Six Months Ended June 30, 1998:
                                                                             Small           Unallocated
                                                          Genetic         Laboratory          Corporate
                                      Urinalysis         Analysis           Devices           Expenses           Total
                                     ------------      ------------       ------------      ------------      ------------
Revenues                               $9,348,553        $2,381,518         $2,258,085                --       $13,988,156

Interest income                            15,430            $1,197             $1,219                --           $17,846

Interest expense                           $2,723          $541,353                 --                --          $544,076

Depreciation and amortization            $524,267          $690,988            $80,859           $22,340        $1,318,454

Segment profit (loss)                  $2,228,063       $(1,397,869)          $476,913       $(3,045,966)(1)   $(1,738,859)

Investment in long term assets           $178,566           $96,786            $20,790                --          $296,142

----------
(1) Includes litigation settlement and unusual legal expenses of $2,043,273.


Six Months Ended June 30, 1998:
                                                                             Small           Unallocated
                                                          Genetic         Laboratory          Corporate
                                      Urinalysis         Analysis           Devices           Expenses           Total
                                     ------------      ------------       ------------      ------------      ------------
Revenues                               $8,376,637        $2,825,753         $2,097,281                --       $13,299,671

Interest income                           $11,817            $3,471            $11,271                --           $26,559

Interest expense                           $2,238          $557,209                 --                --          $559,447

Depreciation and amortization            $503,455          $764,319            $85,758            $35,036       $1,388,568

Segment profit (loss)                  $1,433,701       $(1,398,425)          $417,547         $(781,845)(1)     $(329,022)

Investment in long term assets           $310,070          $171,849            $41,491                --          $523,410

----------

(1) Includes unusual legal expenses of $86,588.


     The Company ships products from three locations in the United States and from its subsidiary in the United Kingdom. The following is sales by its United States and United Kingdom locations for the three and six month periods ended June 30, 1999 and 1998:

                     Three Months Ended June 30,      Six Months Ended June 30,
                     ---------------------------      ----------------------------
                        1998             1999            1998             1999
                     ----------      -----------      -----------      -----------
Sales:

  United States     $ 5,832,635      $ 6,638,089      $11,457,544      $12,678,386

  United Kingdom        874,395          727,829        1,842,127        1,309,770
                    -----------      -----------      -----------      -----------
                    $ 6,707,030      $ 7,365,918      $13,299,671      $13,988,156
                    ===========      ===========      ===========      ===========


     The following is long-lived assets information by geographic area as of December 31, 1998 and June 30, 1999:

                                                    At December 31,    At June 30,
                                                    --------------    ------------
                                                         1998             1999
                                                    --------------    ------------
      Long-lived assets:

         United States                                 $7,777,769       $7,211,924

         United Kingdom                                 4,712,374        4,353,806
                                                      -----------      -----------
                                                      $12,490,143      $11,565,730
                                                      ===========      ===========


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

     The Company began selling the PowerGene family of genetic analyzers in August 1996 after completing the acquisition (the "PSI acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc. ("PSI"). The Company is currently seeking to enhance PSI's revenue stream by adding DNA probe kits for chromosome analysis to the PowerGene product line and is pursuing this goal through internal research and development efforts and strategic transactions with other companies. In December 1997, the Company began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its Japanese manufacturer, Sysmex Corporation (Sysmex). Sysmex initiated contractual procedures for terminating the exclusive nature of the IRIS distribution rights to the UF-100 based on allegations of inadequate performance. The Company disputed these allegations and entered into discussions about the pricing and marketing of the UF-100. Those discussions did not resolve the matter. Sysmex then asserted that it has the right to appoint additional distributors for the UF-100 in North America and recently appointed Sysmex Corporation of America, its US subsidiary, a distributor. IRIS believes that its rights, as confirmed previously by the arbitration panel, continue to be exclusive. IRIS plans to continue to distribute and service the IRIS/Sysmex UF-100 and vigorously disputes any attempt by Sysmex or its subsidiary to sell, service, or provide supplies for such instruments in North America. The Company is presently evaluating its alternatives and may take legal action. The Company cannot presently predict the impact of Symex's actions or any legal action taken by the Company.

     The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                                                 ----------------------------         ------------------------------
                                                                   1998                1999              1998                1999
                                                                 --------            --------         ----------          ----------
  Research and development expense, net                          $467,000            $359,000         $1,073,000            $794,000
  Capitalized software development costs                          121,000             103,000            216,000             202,000
  Reimbursed costs for research and
    development grants and contracts                              370,000             137,000            576,000             214,000
                                                                  -------            --------         ----------          ----------
          Total product technology expenditures                  $958,000            $599,000         $1,865,000          $1,210,000
                                                                 ========            ========         ==========          ==========


     The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

     On July 26, 1999, the Company successfully completed a tender offer for the common stock of Poly UA Systems, Inc. ("Poly UA"), a Company-sponsored research and development entity. In exchange for the tendered shares and a release of claims, the Company issued to the tendering stockholders a total of 594,000 shares of its Common Stock, 198,000 shares of a new Series B Callable Preferred Stock and Series G Warrants to purchase an additional 594,000 shares of the Common Stock. As a result, Poly UA became a majority-owned subsidiary of the Company, with the Company owning 77% of the equity of Poly UA and the non-tendering stockholders retaining 23% of the equity.

     The Company made the tender offer primarily to avoid litigation and does not have any immediate plans to continue the business of Poly UA or to provide any additional funding to Poly UA. However, the Company may elect to acquire the remaining equity at a later date through a subsequent transaction such as a merger. Since the Company views this transaction primarily as a settlement to avoid litigation, the Company recorded a litigation settlement expense of $1.5 million in the first quarter of 1999 for the tender offer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Poly UA Transaction" and "Changes in Securities and Use of Proceeds."

RESULTS OF OPERATIONS

     COMPARISON OF QUARTER ENDED JUNE 30, 1999 TO QUARTER ENDED JUNE 30, 1998

     Net revenues for the quarter ended June 30, 1999 increased to $7.4 million, as compared to $6.7 million in the same period last year, an increase of $659,000 or 10%. Sales of IVD systems increased to $2.8 million from $2.7 million, an increase of $70,000 or 3% from the comparable period last year. Revenues from sales of The Yellow IRIS family of urinalysis workstations increased to $1.7 million from $1.5 million, an increase of $191,000 or 13%. This increase is due to higher domestic sales, partially offset by decreased sales to international distributors. Revenues from sales of the PowerGene line of genetic analyzers decreased to $1.1 million from $1.2 million, or a decrease of $121,000 or 10%. The decrease relates primarily to decreased average selling prices. Sales of IVD system supplies and services increased to $3.4 million from $3.0 million, an increase of $438,000 or 15% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems and increased prices. Sales of small instruments and supplies increased to $1.1 million, as compared to $1.0 million in the same period last year, an increase of $138,000 or 14%.

     Revenues from the urinalysis segment totaled $5.0 million in the current quarter as compared to $4.4 million in the same quarter of last year, an increase of $623,000 or 14%. This growth is the result of increased system sales and sales of related system supplies and services to the growing installed base. Genetic analysis segment revenues decreased to $1.2 million in the current quarter as compared to $1.4 million in the same quarter last year, for the reason described above. Revenues from the small laboratory devices segment grew to $1.1 million in the current quarter, as compared to $1.0 million in the same period last year, primarily due to increased sales of instruments and consumables to a larger installed base.

     Cost of goods for IVD systems decreased as a percentage of sales of IVD imaging systems to 62% for the quarter ended June 30, 1999 from 64% for the comparable period last year. The decrease is primarily due to a lower proportion of sales of The Yellow IRIS urinalysis workstations having lower margins to an international distributor and a shift in mix of PowerGene units having a lower proportion of OEM components. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 45% for the current period as compared to 51% for the same period last year. The decrease is primarily due to increased revenues while related expenses decreased, and a one time credit received from a vendor for returned materials. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 55% for the current quarter compared to 54% for the comparable period last year. The increase is primarily due to a change in sales mix. The net result of these changes was an increased aggregate gross margin of 47% in the current quarter as compared to 43% in the same quarter last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 51% this quarter as compared to 56% in the same quarter of last year. This decrease results from increased revenues related to urinalysis supplies and services along with lower associated expenses, the one time credit received from a vendor for returned materials and higher margins on system sales. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 57% this quarter, as compared to 64% in the same quarter of last year. This decrease is primarily the result of a change in product mix towards systems having a lower proportion of OEM components and decreased service related expenses. Cost of goods for small laboratory devices as a percentage of revenues totaled 55% in the current period, as compared to 54% in the same quarter of last year. This decrease is due to sales mix.

     Marketing and selling expenses totaled $1.3 million for the quarter ended June 30, 1999 as compared to $1.2 million for the same period last year, or an increase of $77,000 or 6%. Decreased marketing and selling expenses related to the PowerGene genetic analyzers, partially offset increased expenses associated with The Yellow IRIS urinalysis workstations. As a percentage of net revenues these expenses totaled 18% in the current quarter and are comparable to last year.

     General and administrative expenses increased to $975,000 for the current quarter ended June 30, 1999 as compared to $942,000 for the comparable period last year, an increase of $33,000 or 3%. This increase is primarily due to higher liability insurance premiums, management incentives and increased expenses associated with the Office of the Chief Executive, partially offset by decreased expenses associated with the genetic analysis division. General and administrative expenses as a percentage of net revenues decreased to 13% in the current year from 14% in the prior year.

     Net research and development expenses decreased to $359,000 for the quarter ended June 30, 1999 from $467,000, a decrease of $108,000 or 23% from the comparable period last year. Net research and development expenses decreased as a percentage of revenues from 7% to 5%. Reimbursements under joint development programs decreased to $137,000 from $370,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $599,000 from $958,000, a decrease of $359,000 or 37% as compared to the comparable period last year. The decline in total product technology expenditures is due to decreased spending on The Yellow IRIS and PowerGene families of products.

     The results of operations for the quarter ended June 30, 1999 include unusual legal expenses of $427,000 as compared to $49,000 in the prior year's quarter. Legal and related expenses associated with the arbitration with DITI totaled $374,000 in the current period as compared to $49,000 in the prior period. This increase was due primarily to preparation for and representation at the arbitration hearing held the week of May 10, 1999. Legal expenses related to the settlement with Poly U/A totaled $56,000 in the current period as compared to none last year.

     The net result of the above-described changes is an operating income of $135,000 for the quarter ended June 30, 1999 as compared to an operating loss of $72,000 for the same quarter last year. Excluding the unusual legal charges, operating income totaled $562,000 for the current quarter as compared to an operating loss of $23,000 in the same quarter of the prior year, an improvement of $585,000.

     Interest expense decreased to $262,000 for the quarter ended June 30, 1999 from $288,000 for the comparable period last year due to decreased indebtedness, partially offset by the effect of increased rates on the credit facility.

     For the quarter ended June 30, 1999, urinalysis segment profits increased to $1.2 million as compared to $685,000 in the same period last year, an increase of $529,000, or 77%. This increase is largely due to higher revenue and gross margins. Losses for the genetic analysis segment totaled $609,000 in the current quarter as compared to losses of $794,000 in the same period last year, a decreased loss of $185,000 or 23%. The decreased loss is due to lower operating expenses. Small laboratory devices segment profits totaled $224,000 in the current quarter as compared to $193,000 in the same period last year, an increase of $31,000, or 16%. The improvement was primarily caused by the increased gross margins as described above. Unallocated corporate expenses totaled $956,000 in the current period as compared to $419,000 in the comparable period last year, an increase of $537,000. This increase is primarily due to the higher legal and related expenses associated with the pending DITI arbitration and the Poly U/A settlement, liability insurance premiums, management incentives and expenses associated with the Office of the Chief Executive.

     The income tax benefit for the quarter ended June 30, 1999 was $7,000, as compared to an income tax benefit of $124,000 for the comparable period in 1998. The difference between the effective tax rate and federal statutory rate relates primarily to state income taxes, unutilized foreign losses and permanent differences between income reported for financial and income tax purposes.

     The above factors contributed to a net loss of $120,000 or $0.02 per diluted share for the quarter ended June 30, 1999 as compared to a net loss of $211,000 or $0.03 per diluted share for the quarter ended June 30, 1998. Excluding unusual legal expenses, the second quarter net income for 1999 would have totaled $146,000 (or $0.02 per diluted share) as compared to a net loss of $180,000 (or $0.03 per diluted share) for the same period last year.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

     Net revenues for the six months ended June 30, 1999 increased to $14.0 million from $13.3 million, an increase of $688,000 or 5% over the comparable period last year. Sales of IVD imaging systems decreased to $4.8 million from $5.2 million, a decrease of $364,000 or 7% from the comparable period last year. Revenues from sales of The Yellow IRIS family of urinalysis workstations increased to $2.8 million, as compared to $2.7 million in the prior year, an increase of $109,000 or 4%. The increase is due to higher domestic sales partially offset by lower sales to international distributors. This increase was offset by lower sales of the PowerGene line of genetic analyzers. Revenues from PowerGene genetic analyzer sales decreased to $2.1 million, as compared to $2.5 million in the prior year, a decrease of $473,000, or 19%, primarily due to lower average selling prices. Sales of IVD imaging system supplies and services increased to $6.8 million from $5.9 million, an increase of $880,000 or 15% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies increased to $2.3 million from $2.1 million, an increase of $161,000 or 8%.

     Revenues from the urinalysis segment totaled $9.4 million in the current six month period as compared to $8.4 million in the same period of last year, an increase of $972,000 or 12%. This growth is due to increased sales of The Yellow IRIS family of workstations and increased sales of related system supplies and services to the growing installed base. Genetic analysis segment revenues decreased due to the decline in genetic analyzer revenues described above. Revenues from small laboratory devices increased to $2.3 million in the current period, as compared to $2.1 million in the same period last year, an increase of $161,000. This growth is primarily due to increased sales of instruments and consumables to a larger installed base.

     Cost of goods for IVD systems increased as a percentage of sales of IVD imaging systems to 60% for the six months ended June 30, 1999 from 59% for the comparable period last year. The increase is primarily attributable to slightly lower margins realized on the PowerGene units, partially offset by a decrease in proportion of sales of The Yellow IRIS urinalysis workstations having lower margins to international distributors. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 46% for the current period as compared to 48% for the same period last year. This decrease is due to increased revenues while related expenses decreased, and a one time credit received from a vendor for returned materials. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 54% for the current quarter compared to 56% for the comparable period last year due to a change in the sales mix. The net result of these changes was an increase in aggregate gross margin to 48% for the six months ended June 30, 1999, as compared to 47% in the comparable period last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 50% this period, as compared to 53% in the same period last year. This decrease results from increased urinalysis supplies and services revenues along with lower associated expenses, a one time credit from a vendor for returned materials and higher margins on system sales. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 57% this quarter, as compared to 54% in the same period of last year. This increase is primarily the result of slightly lower system margins and higher services expenses in the first quarter. Cost of goods for small instrument devices as a percentage of revenues totaled 54% in the current period, as compared to 56% in the same period last year due to a change in sales mix.

     Marketing and selling expenses totaled $2.6 million for the six months ended June 30, 1999, as compared to $2.5 million last year. Decreased marketing and selling expenses related to the PowerGene genetic analyzers, partially offset increased expenses associated with The Yellow IRIS urinalysis workstation. Marketing and selling expenses as a percentage of net revenues amounted to 19% in both periods.

     General and administrative expenses increased to $1.9 million for the six months ended June 30, 1999 from $1.8 million, an increase of $137,000 or 8% from the comparable period last year. This increase is primarily due to higher liability insurance and management incentives and increased expenses associated with the Office of the Chief Executive, partially offset by decreased expenses associated with the genetic analyzer division. General and administrative expenses as a percentage of net revenues totaled 14% in the current period as compared to 13% in the same period last year.

     Net research and development expenses decreased to $794,000 for the six months ended June 30, 1999, as compared to $1.1 million in the same period last year. Net research and development expenses decreased as a percentage of revenues from 8% to 6%. Reimbursements under joint development programs decreased to $214,000 from $576,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $1.2 million from $1.9 million, a decrease of $655,000 or 35% as compared to the comparable period last year. The decline in total product technology expenditures is due to decreased spending on The Yellow IRIS and PowerGene families of products.

     The results of operations for the six months ended June 30, 1999 include litigation settlement and other unusual legal expenses of $2.0 million as compared to $87,000 in the prior year. The increase primarily relates to the settlement with Poly U/A which totaled $1.6 million. Legal and related expenses relating to the pending arbitration with DITI totaled $450,000 in the current period as compared to $87,000 in the prior period.

     The net result of the above described changes is an operating loss of $1.2 million for the six months ended June 30, 1999 as compared to an operating income of $218,000 in the same period last year. Excluding the charges for the Poly U/A transaction and other unusual legal expenses, operating income totaled $862,000 for the first six months of 1999 as compared to $305,000 for the same period last year, a marked improvement.

     Interest expense decreased to $544,000 for the six months ended June 30, 1999 from $559,000 for the comparable period last year due to reduced indebtedness, partially offset by the effect of increased interest rates on the credit facility.

     For the six months ended June 30, 1999, urinalysis segment profits increased to $2.2 million as compared to $1.4 million in the same period last year, an increase of $794,000 or 55%. This increase is largely attributable to increased sales of related supplies and service described above, and lower operating expenses. Losses for the genetic analysis segment totaled $1.4 million in the current period and the same period last year. Segment profits from the small laboratory devices segment totaled $477,000 in the current period as compared to $418,000 last year. The increase results from the segment's higher revenues described above. Unallocated corporate expenses totaled $3.0 million in the current period as compared to $782,000 last year, an increase of $2.3 million. The increase is due primarily to the pending settlement with Poly U/A, as well as higher liability and management incentives, expenses associated with the Office of the Chief Executive and increased legal and related expenses associated with the pending DITI arbitration.

     The income tax benefit for the six months ended June 30, 1999 totaled $300,000, as compared to an income tax benefit of $122,000 for the comparable period in 1998.

     The above factors contributed to a net loss of $1.4 million or $.22 per share for the six months ended June 30, 1999 as compared to a net loss of $207,000 or $0.03 per share for the six months ended June 30, 1998. Excluding the Poly U/A litigation settlement expenses and other unusual expenses, net of related tax benefits, the Company would have had net income of $47,000 or $0.00 per diluted share in the current period and a net loss of $152,000, or $0.02 per share in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $1.2 million at June 30, 1999 from $389,000 at December 31, 1998. The increase is due to the cash provided by operations in excess of amounts used by investing and financing activities. Cash provided by operations for the six months ended June 30, 1999 increased to $1.5 million from $1.1 million for the comparable period last year. This increase is primarily due to decreases in accounts receivable and inventories, partially offset by a pay down of accounts payable.

     Cash used by investing activities totaled $171,000 for the six months ended June 30, 1999, as compared to $523,000 in the prior year. The decrease is primarily due to the decline in expenditures for property and equipment, offset by the proceeds from the sale of The Yellow IRIS urinalysis workstations subject to an operating lease.

     The credit facility with Foothill Capital Corporation, a Wells Fargo Company, consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The term loan bears interest at the lender's prime rate (7.75% on June 30, 1999) plus 3.0% and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

     Net cash used by financing activities totaled $503,000 and consisted primarily of principal payments made on the term loan described above and notes payable due to a former strategic partner (discussed below), partially offset by net proceeds from borrowings on the revolving line of credit. As of June 30, 1999, the Company had $2.3 million outstanding under the term loan and $727,000 outstanding under the revolving line of credit. The Company has $600,000 available under the revolving credit line for future borrowings.

     As of June 30, 1999, the Company also had outstanding notes payable in the aggregate amount of $242,000 from the repurchase of common stock and warrants from a former strategic partner in 1996. The notes bear interest at the rate of 8.0%, and principal is due in bi-monthly installments of $100,000.

     The Company has reduced its outstanding debt by $544,000 in the first six months of 1999 and has scheduled principal payments totaling $1.4 million during the next twelve months.

     The Company believes that its current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for the next twelve months. The Company would like to pursue equity financing to reduce indebtedness and to fund its long-term business strategy. However, the Company has postponed these efforts due to the decline in its stock price.

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

     The Company has outstanding 3,000 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock is convertible into a number of shares of common stock equal to (i) its $1,000 liquidation value divided by (ii) a variable conversion price. The conversion price equals the lower of (a) $3.56 per share or (b) 85% of the average closing bid price of the common stock for the five consecutive trading days preceding the conversion (but in no event less than $1.50). Based on the average closing price of $1.10 for the five-day period ending June 30, 1999, the conversion price would be the $1.50 minimum, and the Series A Preferred Stock would convert into 2,000,000 shares of common stock. Any unconverted shares of Series A Preferred Stock will automatically be converted into Common Stock on December 31, 1999. The Series A Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the common stock or repurchase any shares of its common stock without the written consent of the holder of the Series A Preferred Stock.

     Subsequent to June 30, 1999 the Company issued 198,000 shares of Series B Callable Preferred Stock. See "--Poly UA Transaction."

NET OPERATION LOSS CARRYFORWARDS

     At June 30, 1999, the Company had federal net operating loss carryforwards of approximately $18.5 million. If substantially all of the Company's outstanding options and warrants, including the warrants issued in the Poly UA transaction, are exercised on or before December 31, 1999, these transactions in combination with other prior stock issuances during the past three years would constitute a "change of ownership" under Section 382 of the Internal Revenue Code. The Company notes that most of the 2.08 million warrants are currently out-of-the money with exercise prices ranging from $1.00 to $7.80 per share.
Section 382 imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the applicable federal rate) and the value of the corporation at the time of the change of ownership. Depending on the market price of the Company's common stock at the time a change of ownership occurs, the resulting limitations imposed by Section 382 could trigger a substantial write down in the Company's deferred tax assets and a corresponding charge to earnings in the relevant quarter.

POLY UA TRANSACTION

     In September 1995, the Company and Poly U/A, a Company-sponsored research and development entity, entered into a joint development project for the development of several new products to enhance automated urinalysis using the Company's technology. Poly UA funded most of the cost of the project with the net proceeds from a 1995 private placement of units, each unit consisting of shares of Poly UA common stock and warrants to purchase common stock of the Company. The project ultimately yielded, among other things, certain new technology for improving automated analysis of various compositions in urine. Under the terms of the project, the Company had the right without further payment to use this technology for enhancing The Yellow IRIS family of urinalysis workstations, but the Company was required to purchase Poly UA to use the new technology in stand-alone devices.

     The Company had an option until November 29, 1998 to acquire all of the common stock of Poly UA for an aggregate price of $5.1 million, payable in cash or shares of the Company's common stock. The Company ultimately decided not to exercise its option and instead entered into discussions to acquire Poly UA at a price below the option price. Subsequently, certain shareholders of Poly UA threatened in writing to file a lawsuit if the Company failed to purchase Poly UA for an amount substantially equal to the $5.1 million option price. Primarily to avoid litigation which, regardless of its merits, could adversely affect the Company's ability to negotiate strategic transactions, the Company entered into a letter of intent on April 28, 1999 with Poly UA to settle the matter for a package of Company securities with an estimated value of up to $1.5 million. The Company recorded this amount as litigation settlement expense in the first quarter of 1999.

     In order to implement the terms of the settlement, the Company commenced a tender offer on June 8, 1999 for all 256,000 outstanding shares of Poly UA common stock. The Company offered to pay for each share of Poly UA common stock (and a signed release of claims from the tendering stockholder) a package of the Company's securities consisting of the following: (a) 3 shares of the Company's Common Stock, (b) 1 share of a new series of callable preferred stock and (c) a three-year warrant to purchase 3 shares of the Company's common stock. The Company successfully completed the tender offer on July 26, 1999 and accepted 198,000 shares of Poly UA common stock (or 77% of the total outstanding) from 94% of all the Poly UA investors. The Company subsequently issued to the tendering stockholders a total of

594,000 shares of Common Stock, 198,000 shares of a new Series B Callable Preferred Stock and Series G Warrants to purchase an additional 594,000 shares of the Common Stock.

     The Series B Callable Preferred Stock has a liquidation preference of $3 per share (or an aggregate liquidation preference of $594,000). The "callable" feature of the Series B Callable Preferred Stock entitles the Company to convert the preferred stock at any time into a number shares of Common Stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2.00 per share of Common stock). The preferred stock will automatically convert under the same formula on August 3, 2002 if not converted sooner by the Company. Based on the average closing price of $1.10 for the five-day period ending June 30, 1999, the call price would be the $2.00 minimum, and the Company could convert the Series B Preferred Stock into 297,000 shares of common stock. The Series B Callable Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the Common Stock or repurchase any shares of the Common Stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

     The Series G Warrants entitle the holders to purchase up to 594,000 shares of Common Stock, half at $1.00 per share and the other half at $2.00 per share. The warrants expire on August 6, 2001. The Company also has the right to redeem any unexercised portion of the Series G Warrants for a nominal amount of cash any time after the 30-day average closing price of the Common Stock exceeds 200% of the warrant exercise price.

     Poly UA is now a majority-owned subsidiary of the Company. The Company made the tender offer primarily to avoid litigation and does not have any immediate plans to continue the business of Poly UA or to provide any additional funding to Poly UA. However, the Company may elect to acquire the remaining equity at a later date through a subsequent transaction such as a merger.

     The Company conducted the tender offer as a private placement in reliance on Regulation D. However, the Company is preparing a Form S-3 Registration Statement to permit public resales of the shares of common stock issued to the tendering Poly UA stockholders as well as any shares of common stock subsequently issued to them upon conversion of the Series B Callable Preferred Stock and exercise of the Series G Warrants. See "Changes in Securities and Use of Proceeds."

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

     The Company has focused most of its Y2K efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and the general ledger. The Company completed a review of these critical systems and determined that they were not Y2K compliant. These systems are supported by third parties that had certified software updates available. The Company has purchased and installed these updates. Although the vendors have certified the updates as Y2K compliant, the Company plans to test the updates on its systems by August 31, 1999. The Company is also in the process of reviewing other equipment that contains date-sensitive information. The Company completed its review of all other internal systems and did not uncover a risk of a material adverse effect on its operations from Y2K problems in this area.

     The Company has reviewed its products and has determined that the IVD imaging systems produced by the urinalysis and genetics segments have date sensitive fields or components that have date sensitive fields. Based on completed verification and validation testing and, if applicable, certificates received from third party vendors, the Company has concluded that all the genetic segment IVD imaging systems, the unattended urinalysis IVD imaging system (the Model 900 UDx urinalysis workstation) and the UF-100 urine cell analyzer are Y2K compliant. The Company has also determined that there are no date sensitive fields contained in the products of the small instruments segment. The Company has determined that the unattended IVD imaging systems produced by the urinalysis segment (Models Bravo, 250, 300, 450 and 500 urinalysis workstations) have date sensitive fields. The Company has completed work on the software updates to make these products Y2K compliant including verification and validation of these software updates. The Company began distributing these software updates in April 1999. A customer's system will not be Y2K compliant until the customer installs the software according to the directions provided with the updates. Customers who elect not to install the upgrade themselves or who require hardware upgrades, in addition to the software update, must arrange for a field service by an IRIS field service engineer. No upgrade is being offered for the IRIScribe Interface Computer and customers have been advised to disconnect their IRIScribe from the workstation prior to December 31, 1999.

     The Company has completed a review of outside vendor's products that interface with the Company's and has determined that the Company's products need no further modification to interface with the products of these vendors. The Company is also in the process of identifying any potential Y2K problems from other outside vendors whose systems interface with the Company's internal systems. The Company expects to complete this review by September 30, 1999.

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

FORWARD-LOOKING STATEMENTS

     The foregoing discussion contains various forward-looking statements that reflect the Company's current views with respect to future events and financial results and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, the Company's views with respect to future financial results, capital requirements, market growth, new product introductions and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and words of similar import. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. The Company refers interested persons to its 1998 Annual Report on Form 10-K and its other SEC filings for a description of some of the uncertainties and factors that may affect forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There was no material change in the Company's exposure to market risk on June 30, 1999 as compared to the its market risk exposure on December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Market Risk" in the Company's 1998 Annual Report on Form 10-K.

PART 2 -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In July 1996, the Company acquired PSI from Digital Imaging Technologies, Inc. ("DITI"). As part of the purchase price, the Company issued to DITI a five-year warrant to purchase 875,000 shares of common stock at $8.00 per share. In August 1997, the Company filed a demand for arbitration against DITI with the American Arbitration Association. The Company's demand for arbitration alleges material breaches of the representations, warranties and covenants in the purchase agreement governing the PSI acquisition. DITI subsequently filed a counterclaim in the arbitration proceeding alleging that the Company misrepresented or omitted to disclose material facts in connection with the PSI acquisition. DITI had previously requested a reduction in the exercise price of the warrant but elected to seek unspecified monetary damages in the counterclaim. The Company unilaterally reduced the warrant exercise price to $3.56 per share. The arbitration hearing was held the week of May 10, 1999. The Company has completed the process of filing and responding to post arbitration briefs and expects a decision in the third quarter of 1999. Although the Company does not presently anticipate any material adverse effect as a result of this arbitration proceeding, there can be no assurance that it will not have such an effect on the Company or result in additional dilution to holders of the common stock.

     The Company is involved in routine litigation arising in the ordinary course of its business, and, while the results of such proceedings cannot be predicted with certainty, the Company believes they will not have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 26, 1999, the Company successfully completed a tender offer for the common stock of Poly UA. In exchange for the tendered shares and a release of claims, the Company issued to the tendering stockholders a total of 594,000 shares of its Common Stock, 198,000 shares of a new Series B Callable Preferred Stock and Series G Warrants to purchase an additional 594,000 shares of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and "--Poly UA Transaction."

     The Company made the tender offer through a written Offer to Purchase dated June 8, 1999. The Offer to Purchase was accompanied by copies of the Company's 1998 Annual Report (Form 10-K), 1999 Proxy Statement, Quarterly Report (Form 10-Q) for the first quarter of 1999 and Current Report (Form 8-K) dated May 7, 1999. The Company also obtained written investor representations from tendering Poly UA stockholders regarding their status as "accredited investors" under Regulation D and confirming their intent to acquire the securities for their own account and not with a view to resale or distribution in violation of the Securities Act of 1933. The Company did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933. The Company also filed a Form D with the Securities and Exchange Commission. The Company believes the tender offer was exempt from the registration requirements of the Securities Act of 1933 based on Regulation D and Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 10, 1999. At the meeting, the Company's stockholders voted on the following matters:

1. Election of the Class 3 Directors. The stockholders re-elected Dr. Fred H. Deindoerfer and Dr. Thomas F. Kelley as Class 3 Directors. The voting results were 4,679,174 votes for and 140,635 withheld.

2. Ratification of Appointment of Independent Auditors. The stockholders ratified the reappointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the Company for 1999. The voting results were 4,747,988 votes for, 20,334 against and 51,487 abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     No.          Description

     3.1(a)   --  Certificate of Incorporation, as amended(1)
     3.1(b)   --  Certificate of Designations of Series A Convertible Preferred
                  Stock(2)
     3.1(c)   --  Certificate of Designations of Series B Callable Preferred
                  Stock
     3.2      --  Restated Bylaws(3)
     4.1      --  Specimen of Common Stock Certificate(4)
     4.2      --  Certificate of Designations of Series A Convertible Preferred
                  Stock(2)
     4.3      --  Certificate of Designations of Series B Callable Preferred
                  Stock (see Exhibit 3.1(c))

    27.1      -- Financial Data Schedule
----------

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

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)  Current Report on Form 8-K dated January 15, 1997.

(3)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(4) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

     (b)  Reports on Form 8-K

     During the quarter ended June 30, 1999, the Company filed a current report on Form 8-K dated May 7, 1999 to voluntarily report the signing of a letter of intent for the transaction with Poly UA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Poly UA Transaction."


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on August 16, 1999.


                                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                      By: /s/ Martin S. McDermut
                                          --------------------------------------
                                          Martin S. McDermut, Vice President,
                                          Finance & Administration and
                                          Chief Financial Officer