Form 10-Q
period 1999-09-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 1999-11-15
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                            Commission File
September 30, 1999                                                    No. 1-9767

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



                     Yes  [X]                         No   [ ]


The number of shares of Common Stock of the registrant outstanding as of November 5, 1999 was 9,172,607.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


                               INDEX TO FORM 10-Q

                 Three and Nine Months Ended September 30, 1999




                                                                                 PAGE
      PART 1 -   FINANCIAL INFORMATION

                 ITEM 1 - Consolidated Financial Statements

                 Consolidated Balance Sheets........................................3

                 Consolidated Statements of Operations..............................4

                 Consolidated Statements of Cash Flows..............................6

                 Consolidated Statements of Comprehensive Income....................7

                 Notes to Consolidated Financial Statements.........................8

                 ITEM 2 - Management's Discussion and Analysis of
                          Financial Condition and Results of Operations............13

                 ITEM 3 - Quantitative and Qualitative Disclosures About
                           Market Risk.............................................20



      PART 2 -   OTHER INFORMATION

                 ITEM 1 - Legal Proceedings........................................20

                 ITEM 6 - Exhibits and Reports on Form 8-K

                    (a) Exhibits...................................................20

                    (b) Reports on Form 8-K........................................20



      SIGNATURE  ..................................................................21

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                            At December 31,   At September 30,
                                                                                 1998               1999
                                                                             ------------       ------------
                                                                                          (unaudited)
Current assets:
 Cash and cash equivalents                                                   $    389,495       $  1,068,751
 Accounts receivable, net of allowance for doubtful
  accounts of $271,544 in 1998 and $412,977 in 1999                             5,615,799          5,906,481
 Inventories                                                                    4,503,446          3,570,899
 Prepaid expenses and other current assets                                        251,483            405,708
 Deferred tax asset                                                               942,589            942,589
                                                                             ------------       ------------
    Total current assets                                                       11,702,812         11,894,428

 Property and equipment, at cost, net of accumulated depreciation
  of $5,140,169 in 1998 and $5,796,096 in 1999                                  2,004,661          1,492,146
 Purchased intangibles, net of accumulated amortization                         7,512,100            266,968
 Software development costs, net of accumulated amortization of
  $1,558,597 in 1998 and $1,762,987 in 1999                                     1,097,907            428,629
 Deferred tax asset                                                             7,914,129         10,655,655
 Other assets                                                                   1,875,475            851,713
                                                                             ------------       ------------
    Total assets                                                             $ 32,107,084       $ 25,589,539
                                                                             ============       ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                                       $    464,769       $    259,818
 Current portion of long-term debt                                              1,742,027          2,142,027
 Accounts payable                                                               2,871,613          2,692,799
 Accrued expenses                                                               2,259,802          2,925,213
 Deferred income - service contracts and other                                    794,688            995,990
                                                                             ------------       ------------
    Total current liabilities                                                   8,132,899          9,015,847

 Subordinated note payable                                                      7,000,000          7,000,000
 Deferred income - service contracts and other liabilities                        274,798            544,195
 Notes payable, long-term portion                                               1,700,000                 --
                                                                             ------------       ------------
    Total liabilities                                                          17,107,697         16,560,042

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $.01 par value; Authorized: 3,000,000 shares;
  Convertible Series A shares issued and outstanding: 1998
  and 1999 - 3,000 ($3,000,000 liquidation preference)                                 30                 30
  Callable Series B shares issued and outstanding: 1998-none
  1999-198,000 ($594,000 liquidation value)                                            --              1,980
 Common stock, $.01 par value; Authorized: 15,600,000 shares,
   shares issued and outstanding: 1998 - 6,432,875 and 1999 - 7,172,607            64,328             71,723
 Additional paid-in capital                                                    38,134,290         39,437,496
 Unearned compensation                                                           (204,294)          (129,832)
 Foreign currency translation adjustment                                           47,510             38,464
 Accumulated deficit                                                          (23,042,477)       (30,390,364)
                                                                             ------------       ------------
    Total shareholders' equity                                                 14,999,387          9,029,497
                                                                             ------------       ------------
    Total liabilities and shareholders' equity                               $ 32,107,084       $ 25,589,539
                                                                             ============       ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      For the three months ended September 30,
                                                      ----------------------------------------
                                                                1998            1999
                                                            ------------    ------------
Sales of IVD systems                                        $  2,505,429    $  2,569,523
Sales of IVD supplies and services                             3,189,095       3,742,727
Sales of small instruments and supplies                        1,099,339       1,204,555
Royalties and licensing revenues                                 343,740         125,733
                                                            ------------    ------------

Net revenues                                                   7,137,603       7,642,538
                                                            ------------    ------------

Cost of goods - IVD systems                                    1,374,907       1,786,266
Cost of goods - IVD supplies and services                      1,489,849       1,784,771
Cost of goods - small instruments and supplies                   600,331         651,702
                                                            ------------    ------------

Cost of goods sold                                             3,465,087       4,222,739
                                                            ------------    ------------

Gross margin                                                   3,672,516       3,419,799

Marketing and selling                                          1,479,292       1,160,699
General and administrative                                       926,520       1,292,583
Research and development, net                                    565,970         312,086
Amortization of intangibles                                      290,497         280,645
Unusual charges                                                   38,254       8,492,354
                                                            ------------    ------------

Total operating expenses                                       3,300,533      11,538,367

Operating income (loss)                                          371,983      (8,118,568)

Other income (expense):
 Interest income                                                   7,557           9,067
 Interest expense                                               (311,975)       (246,746)
 Other income                                                     79,802          40,492
                                                            ------------    ------------

Income (loss) before provision (benefit) for income taxes        147,367      (8,315,755)

Provision (benefit) for income taxes                              53,319      (2,406,680)
                                                            ------------    ------------

Net income (loss)                                           $     94,048    $ (5,909,075)
                                                            ============    ============

Net income (loss) per common share - basic                  $        .01    $       (.85)
                                                            ============    ============
Net income (loss) per common share --diluted                $        .01    $       (.85)
                                                            ============    ============


Weighted average number of common shares - basic               6,316,706       6,928,353
                                                            ============    ============

Weighted average number of common shares and common
  share equivalents outstanding for the period - diluted       7,794,539       6,928,353
                                                            ============    ============


---------------
The accompanying notes are an integral part of these consolidated financial statements.

                          INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)

                                                      For the nine months ended September 30,
                                                      ---------------------------------------
                                                                1998            1999
                                                            ------------    ------------
Sales of IVD systems                                        $  7,691,193    $  7,391,258
Sales of IVD supplies and services                             9,114,971      10,548,816
Sales of small instruments and supplies                        3,196,620       3,462,640
Royalty and license revenue                                      434,490         227,980
                                                            ------------    ------------

Net revenues                                                  20,437,274      21,630,694
                                                            ------------    ------------

Cost of goods - IVD systems                                    4,439,617       4,683,060
Cost of goods - IVD supplies and services                      4,356,474       4,884,802
Cost of goods - sales of small instruments and supplies        1,765,149       1,877,461
                                                            ------------    ------------

Cost of goods sold                                            10,561,240      11,445,323
                                                            ------------    ------------

Gross margin                                                   9,876,034      10,185,371

Marketing and selling                                          3,965,782       3,791,089
General and administrative                                     2,686,630       3,189,624
Research and development, net                                  1,638,873       1,106,191
Intangibles amortization                                         869,989         862,500
Litigation settlement and unusual charges                        124,842      10,535,627
                                                            ------------    ------------

Total operating expenses                                       9,286,116      19,485,031

Operating income (loss)                                          589,918      (9,299,660)

Other income (expense):
 Interest income                                                  34,116          26,914
 Interest expense                                               (871,422)       (790,822)
 Other income                                                     65,733           8,955
                                                            ------------    ------------

Loss before benefit for income taxes                            (181,655)    (10,054,613)

Benefit for income taxes                                         (68,419)     (2,706,726)
                                                            ------------    ------------

Net loss                                                    $   (113,236)   $ (7,347,887)
                                                            ============    ============

Net loss per common share - basic                           $       (.02)   $      (1.11)
                                                            ============    ============

Net loss per common share - diluted                         $       (.02)   $      (1.11)
                                                            ============    ============

Weighted average number of common share - basic                6,289,045       6,619,032
                                                            ============    ============

Weighted average number of common shares and common
   share equivalents outstanding for the period - diluted      6,289,045       6,619,032
                                                            ============    ============


---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                     For the nine months ended September 30,
                                                                     ---------------------------------------
                                                                                1998          1999
                                                                            -----------    -----------
Cash flow from operating activities:
  Net loss                                                                  $  (113,236)   $(7,347,887)
    Adjustments to reconcile net loss to net cash provided by operations:
     Deferred tax benefit                                                      (207,279)    (2,741,526)
     Depreciation and amortization                                            1,882,232      1,747,989
     Provision for impairment of certain assets                                      --      8,160,978
     Common stock and stock option compensation amortization                    195,897        147,193
     Gain on sale of equipment previously under an operating lease                   --        (87,158)
     Litigation settlement payable in equity securities                              --      1,520,371
     Allowance for doubtful accounts                                              3,965        141,433
    Changes in assets and liabilities:
     Accounts receivable - trade and other                                     (420,407)      (644,749)
     Service contracts, net                                                      70,530        310,879
     Inventories                                                               (926,428)       924,600
     Prepaid expenses and other current assets                                  (68,579)      (159,187)
     Other assets                                                              (312,297)       (12,776)
     Accounts payable                                                            84,694       (158,335)
     Accrued expenses                                                           328,260        716,263
     Deferred income and other liabilities                                      114,905             --
                                                                            -----------    -----------
Net cash provided by operating activities                                       632,257      2,518,088
                                                                            -----------    -----------

Cash flow from investing activities:
    Acquisition of property and equipment                                      (612,219)      (183,215)
    Software development costs                                                 (315,445)      (302,092)
    Sale of equipment previously under an operating lease                            --        125,000
    Adjustment to cost of business acquired                                     167,790             --
                                                                            -----------    -----------
Net cash used by investing activities                                          (759,874)      (360,307)
                                                                            -----------    -----------

Cash flow from financing activities:
    Borrowings under credit facility                                          4,360,000      8,168,891
    Repayments of credit facility                                            (4,110,000)    (8,373,842)
    Repayment of notes payable                                               (1,107,350)    (1,309,224)
    Issuance of common stock and warrant for cash                               202,835         56,081
    Deferred stock or debt issuance costs                                      (175,298)            --
                                                                            -----------    -----------
Net cash used by financing activities                                          (829,813)    (1,458,094)
                                                                            -----------    -----------

Effect of foreign currency fluctuation on cash and cash equivalents                 648        (20,431)
Net increase in cash and cash equivalents                                      (956,782)       679,256
Cash and cash equivalents at beginning of period                              1,470,861        389,495
                                                                            -----------    -----------
Cash and cash equivalents at end of period                                  $   514,079    $ 1,068,751
                                                                            ===========    ===========

Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for services                       $   103,135    $    72,731
    Capital lease obligation incurred                                            70,000             --
    Issuance of common stock in satisfaction of liabilities                      31,336          7,650

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      813,547        742,661
    Cash paid for income taxes                                                  176,180         44,771

----------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)





                                             For the three months ended September 30,
                                             ----------------------------------------
                                                        1998            1999
                                                    -----------     -----------
Net income (loss)                                   $    94,048     $(5,909,075)

    Other comprehensive income (loss),
    foreign currency translation adjustment               5,632         (17,243)
                                                    -----------     -----------

Comprehensive income (loss)                         $    99,680     $(5,926,318)
                                                    ===========     ===========


                                              For the nine months ended September 30,
                                              ---------------------------------------
                                                        1998            1999
                                                    -----------     -----------
Net loss                                            $  (113,236)    $(7,347,887)

    Other comprehensive income (loss),
    Foreign currency translation adjustment              13,425          (9,046)
                                                    -----------     -----------

Comprehensive loss                                  $   (99,811)    $(7,356,933)
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and 1998 and the results of its operations for the three and nine month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

    The following is a reconciliation of accumulated other comprehensive income balance for the nine months ended September 30, 1999:

                   Beginning balance               $ 47,510
                   Current period change             (9,046)
                                                   --------
                   Ending balance                  $ 38,464
                                                   ========

4.  INVENTORIES.

    Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

                                         At December 31, 1998  At September 30, 1999
                                         --------------------  ---------------------
Finished goods                                     $1,647,028             $1,315,632
Work-in-process                                       432,569                847,382
Raw materials, parts and sub-assemblies             2,423,849              1,407,885
                                                   ----------             ----------
                                                   $4,503,446             $3,570,899
                                                   ==========             ==========

5.  PURCHASED INTANGIBLES.

    Purchased intangibles, at cost, consist of the following:

                                      At December 31, 1998    At September 30, 1999
                                      --------------------    ---------------------
Goodwill                                       $   383,108              $   383,108
International distribution channel               5,403,938                       --
Acquired technology and know-how                 3,960,904                       --
                                               -----------              -----------
                                                 9,747,950                  383,108
Less accumulated amortization                   (2,235,850)                (116,140)
                                               -----------              -----------
Total                                          $ 7,512,100              $   266,968
                                               ===========              ===========

    The Company acquired most of these intangibles in connection with the 1996 acquisition of its genetic analysis business which is currently operated through Perceptive Scientific Instruments, Inc, a wholly-owned subsidiary. Following the recent transition to a new chief executive officer, the Company reviewed the recoverability of these assets as part of an overall reassessment of its business. Based primarily upon this segment's continued losses and generally weakened market, the Company revised its forecasted cash flows (undiscounted and without interest charges) from this business segment and determined that they would be negative and insufficient to recover the cost of these intangible assets. As a result, the Company wrote-off the remaining unamortized amount of these intangible assets by recording a $6,556,847 charge to earnings in the current quarter as an impairment loss. This charge is included under unusual expenses.


6.  SHORT-TERM BORROWINGS AND NOTES PAYABLE.

    At September 30, 1999, the outstanding amount under the credit facility with Foothill Capital Corporation consists of $2.0 million outstanding under a $3.6 million term loan and $259,818 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $1.7 million available under the line of credit at September 30, 1999. The term loan bears interest at the lender's prime rate (8.25% on September 30, 1999) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisitions, capital expenditures and cash dividends. At the end of the third quarter, the Company was not in compliance with one of the financial covenants of the credit facility. The lender subsequently waived the noncompliance. Under the terms of the loan agreement, this covenant will become stricter in the fourth quarter, and the Company does not anticipate that it will be in compliance with the new requirements. The Company plans to renegotiate the financial covenants with the lender during the fourth quarter. Until those negotiations are completed, the Company has reclassified $800,000 of the outstanding balance on the term loan from long-term debt to short-term. There can be no assurance that the negotiations will be successful.

    On September 30, 1999, the Company had outstanding notes payable in the aggregate amount of $142,027 from the repurchase of common stock and warrants from an affiliate of Roche Diagnostics, a former strategic partner in 1996. The notes bear interest at the rate of 8%, and the principal is due in bi-monthly installments of $100,000.

7.  CAPITAL STOCK.

Stock Issuances:

    During the nine months ended September 30, 1999, the Company (i) issued options to purchase 460,250 shares of common stock under the Company's stock option plans and (ii) cancelled options to purchase 97,300 shares of common stock. At September 30, 1999, options to purchase 1,863,951 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2009. The exercise price for these options ranges from $0.69 to $4.5 per share. At September 30, 1999, there were 12,217 shares of common stock available for the granting of future options under the Company's stock option plans.

    During the quarter ended September 30, 1999, the Company issued 150,000 options at $1-1/16 subject to the adoption of a new stock option plan. If the Company is unable to obtain shareholder approval of these options within twelve months, a stock appreciation right will be issued retroactive to the original issue date with the same exercise price, duration and vesting as the original option. The Company is accounting for these options as stock appreciation rights until shareholder approval is obtained. No compensation expense relating to these options was recognized in the current quarter due to the market value of the common stock being below the exercise price at September 30, 1999.

    During the quarter ended September 30, 1999, the Company successfully completed a tender offer for the common stock of Poly UA Systems, Inc., a Company-sponsored research and development entity. In exchange for the tendered shares and a release of claims, the Company issued to the tendering stockholders a total of 594,000 shares of common stock, 198,000 shares of a new Series B Callable Preferred Stock and Series G Warrants to purchase an additional 594,000 shares of the Common Stock. The Series B shares have a liquidation preference of $3 per share (or an aggregate liquidation preference of $594,000). The "callable" feature entitles the Company to convert the preferred stock at any time into a number shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2.00 per share of common stock). The preferred stock will automatically convert under the same formula on August 3, 2002 if not converted sooner by the Company. The Series B

Callable Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the common stock or repurchase any shares of the common stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

    On October 1, 1999 the Series A preferred stockholder converted its $3 million investment in the 3,000 shares of the company's Series A convertible preferred stock into 2 million shares of common stock.

Warrants:

    At September 30, 1999, the following warrants to purchase shares of common stock were outstanding and exercisable:

           Number of Shares      Per Share Price           Expiration Date
           ----------------      ---------------           ---------------
                     50,000                $3.875          January 15, 2000
                    298,633                 4.00           March 29, 2000
                     25,000                 4.375          June 1, 2000
                     25,000                 4.0625         July 1, 2000
                    123,000                 7.80           September 28, 2000
                    875,000                 3.56           July 31, 2001
                     84,270                 3.56           December 31, 2001
                     10,000                 4.31           May 15, 2002
                    297,000                 2.00           August 6, 2002
                    297,000                 1.00           August 6, 2002



8.  COMMITMENTS AND CONTINGENCIES.

        In October 1996, the Company was awarded $132,500 from the arbitration against Digital Imaging Technologies, Inc. (DITI), the former owner of its Perceptive Scientific Instruments genetic analysis business. The arbitration was conducted under the auspices of the American Arbitration Association. The arbitration panel found that while certain representations, warranties and covenants in the purchase agreement for the transaction had been breached by DITI, for the most part these did not result in damage to the Company.

9.  RESEARCH AND DEVELOPMENT GRANTS AND CONTRACTS.

    The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company sponsored research and development entities.

    Reimbursements and direct costs connected with research and development grants and agreements were as follows:

                   Three Months Ended September 30,    Nine Months Ended September 30,
                                1998           1999                 1998          1999
                           ---------      ---------            ---------     ---------
Reimbursements             $ 216,514      $ 171,212            $ 792,264     $ 384,891
Costs                        209,971        149,235              846,356       391,685
                           ---------      ---------            ---------     ---------
Net costs
(reimbursements)           $  (6,543)     $ (21,977)           $  54,092     $   6,794
                           =========      =========            =========     =========

    Net costs incurred under research and development grants and contracts have been included in research and development expense in the statements of operations.

10. UNUSUAL CHARGES.

    The results of operations for the nine month period ended September 30, 1999 include litigation settlement and other unusual charges totaling $10,535,627. These charges primarily consist of (1) the write-off of intangible assets acquired with the genetic analysis business ($6,556,847), (2) the settlement expense recorded in connection with the tender offer for Poly U/A Systems, Inc. ($1,669,104), (3) the cost of the arbitration with DITI ($501,714), (4) the write-off of deferred warrant costs for technology rights from Poly U/A Systems ($807,244) and (5) the write-off of costs related to The White IRIS leukocyte differential analyzer program ($796,887). Of the total charges, $8,492,354 were recorded in the three month period ended September 30, 1999. The amounts in the prior year relate primarily to the recently completed arbitration matter with DITI.

    In September 1995, the Company and Poly U/A Systems Inc., a Company-sponsored research and development entity ("Poly UA"), entered into a joint development project for the development of several new products to enhance automated urinalysis using the Company's technology. As part of the terms of the project, the Company issued warrants to purchase 512,000 shares of its common stock in exchange for rights to certain technology and began amortizing the cost of these warrants. During the fall of 1998, the Company decided not to exercise a previously negotiated $5.1 million option to acquire the remaining rights to the technology through an acquisition of Poly UA. The Company later acquired 77% of the Poly UA common stock from certain stockholders, primarily to avoid litigation, in exchange for a package of Company securities. In connection with this transaction, the Company recorded litigation settlement expense of $1,520,371 in the first quarter of 1999 and $148,733 in subsequent quarters.

    Following a recent transition to a new chief executive officer, the Company conducted a reassessment of its business and developed a new, near-term business plan. The technology rights acquired in 1995 from Poly UA for warrants are not used in the new business plan. As a result, the Company wrote-off the remaining unamortized cost of the warrants ($807,244) in the third quarter of 1999 (included in unusual expenses).

    Similarly, the Company elected not to include The White IRIS leukocyte analyzer in its new, near-term business plan and therefore wrote off in the third quarter $796,887 of capitalized software development costs (included in unusual expenses) and $128,615 of inventory related to The White IRIS (included in IVD systems cost of goods sold).

11. INCOME TAXES.

    The income tax benefit for the nine-month period ended September 30, 1999 was $2,706,726 as compared to an income tax benefit of $68,419 for the comparable period last year. The income tax benefit for the three-month period ended September 30, 1999 totaled $2,406,680, as compared to a provision of $53,319 in the prior year. The income tax benefit differs from the federal statutory rate due primarily to state income taxes, unutilized foreign losses, permanent differences between income reported for financial statement and income tax purposes and a $500,000 increase in the tax valuation allowance, for net operating loss carryforwards expiring in the near term which management has determined may not be realizable.

    Realization of deferred tax assets associated with net operating losses ("NOL") and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and tax credit carryforwards may expire unused and accordingly, has established a valuation reserve against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are not available. The Company will continue to review its valuation allowances and make adjustments, if necessary. Also, although a valuation allowance has been provided against a portion of its NOL's, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's NOL generated prior to the ownership change would be subject to an annual limitation. If this occurs, a further adjustment of the valuation allowance would be necessary.

12. EARNINGS PER SHARE (EPS).

    The computation of per share amounts for the three and nine months ended September 30, 1999 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 3,948,854 and 2,853,404 shares of common stock outstanding during the three and nine months ended September 30, 1999 and three and nine months ended September 30, 1998, respectively, were not considered in the computation of diluted EPS because their inclusion would be antidilutive. Preferred stock convertible into 2,000,000 and 1,477,833 common shares was also not considered in the computation of diluted EPS for the three and nine months ended September 30, 1999 and the nine months ended September 30, 1998, respectively, because their inclusion would also be antidilutive. Preferred stock convertible into 1,477,833 common shares was considered in the computation of earnings per share for the three months ended September 30, 1998.

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

    The tables below present information about reported segments for the three and nine month periods ended September 30, 1999 and 1998:

Three Months Ended September 30, 1999:

                                                                              Small      Unallocated
                                                          Genetic        Laboratory        Corporate
                                     Urinalysis          Analysis           Devices         Expenses             Total
                                    -----------       -----------        ----------      -----------       -----------
Revenues                             $5,455,697          $982,286        $1,204,555               --        $7,642,538
Interest income                          $7,162            $1,133              $772               --            $9,067

Interest expense                         $1,254          $245,492                --               --          $246,746
Depreciation, amortization and       $1,852,229        $6,843,115           $30,252          $12,110        $8,737,706
write-offs
Unusual charges                      $1,604,131        $6,557,847                --         $330,376        $8,492,354
Segment profit (loss)                 $(357,536)      $(7,254,687)         $255,113        $(958,645)      $(8,315,755)
Segment assets                      $10,612,493        $1,525,115        $1,840,152      $11,611,779       $25,589,539
Additions to long-lived assets         $141,625           $32,541           $14,999               --          $189,165

Three Months Ended September 30, 1998:

                                                                             Small      Unallocated
                                                         Genetic        Laboratory        Corporate
                                     Urinalysis         Analysis           Devices         Expenses             Total
                                    -----------      -----------       -----------      -----------       -----------
Revenues                             $4,322,023       $1,481,241        $1,334,339               --        $7,137,603
Interest income                          $5,061             $740            $1,756               --            $7,557
Interest expense                         $1,443         $310,532                --               --          $311,975
Depreciation, amortization and
write-offs                             $275,296         $356,793           $43,278           14,194          $689,561

Unusual charges                              --               --                --          $38,254           $38,254
Segment profit (loss)                  $789,306        $(669,501)         $431,986        $(404,424)         $147,367
Segment assets                      $11,801,339      $10,254,467        $1,843,911       $8,827,695       $32,727,412
Additions to long-lived assets         $276,931         $127,323                --               --          $404,254


Nine Months Ended September 30, 1999:

                                                                             Small      Unallocated
                                                         Genetic        Laboratory        Corporate
                                     Urinalysis         Analysis           Devices         Expenses             Total
                                    -----------      -----------       -----------      -----------       -----------
Revenues                            $14,804,250       $3,363,804        $3,462,640               --       $21,630,694
Interest income                         $22,592           $2,331            $1,991               --           $26,914
Interest expense                         $3,977         $786,845                --               --          $790,822
Depreciation, amortization and
write-offs                           $2,376,496       $7,534,103          $111,111          $34,450       $10,056,160
Unusual charges                      $1,604,131       $6,557,847                --       $2,373,649       $10,535,627
Segment profit (loss)                $1,870,527      $(8,652,556)         $732,026      $(4,004,610)     $(10,054,613)
Additions to long-lived assets         $320,191         $129,327           $35,789               --          $485,307


Nine Months Ended September 30, 1998:

                                                                             Small      Unallocated
                                                         Genetic        Laboratory        Corporate
                                     Urinalysis         Analysis           Devices         Expenses             Total
                                    -----------      -----------       -----------      -----------       -----------
Revenues                            $12,698,660       $4,306,994        $3,431,620               --       $20,437,274
Interest income                         $16,878           $4,211           $13,027               --           $34,116
Interest expense                         $3,682         $867,740                --               --          $871,422
Depreciation, amortization and
write-offs                             $778,753       $1,121,112          $129,036          $49,228        $2,078,129

Unusual charges                              --               --                --         $124,842          $124,842
Segment profit (loss)                $2,223,007      $(2,067,926)         $849,533      $(1,186,269)        $(181,655)
Additions to long-lived assets         $587,001         $299,172           $41,491               --          $927,664

    The Company ships products from three locations in the United States and from its subsidiary in the United Kingdom. The following is sales by its United States and United Kingdom locations for the three and nine-month periods ended September 30, 1999 and 1998:

                Three Months Ended September 30,   Nine Months Ended September 30,
                            1998            1999              1998            1999
                     -----------     -----------       -----------     -----------
Sales:
  United States       $6,393,260      $7,293,057       $17,850,804     $19,971,443

  United Kingdom         744,343         349,481         2,586,470       1,659,251
                     -----------     -----------       -----------     -----------

                      $7,137,603      $7,642,538       $20,437,274     $21,630,694
                     ===========     ===========       ===========     ===========

The following is long-lived assets information by geographic area:

                                  At December 31,       At September 30,
                                             1998                   1999
                                      -----------            -----------
        Long-lived assets:

          United States                $7,777,769             $2,946,598

          United Kingdom                4,712,374                 92,858
                                      -----------            -----------

                                      $12,490,143             $3,039,456
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

    The Company began selling the PowerGene family of genetic analyzers in August 1996 after completing the acquisition (the "PSI acquisition") of the digital imaging business of Perceptive Scientific Instruments, Inc. ("PSI"). The Company is currently seeking to enhance PSI's revenue stream by adding DNA probe kits for chromosome analysis to the PowerGene product line and is pursuing this goal through internal research and development efforts and strategic transactions with other companies. In December 1997, the Company began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its Japanese manufacturer, Sysmex Corporation ("Sysmex"). Sysmex initiated contractual procedures for terminating the exclusive nature of the IRIS distribution rights to the UF-100 based on allegations of inadequate performance. The Company disputed these allegations and entered into discussions about the pricing and marketing of the UF-100. Those discussions did not resolve the matter. Sysmex then asserted that it has the right to appoint additional distributors for the UF-100 in North America and recently appointed Sysmex Corporation of America, its US subsidiary, a distributor. IRIS believes that its rights, as confirmed previously by the arbitration panel, continue to be exclusive. IRIS plans to continue to distribute and service the IRIS/Sysmex UF-100 and vigorously disputes any attempt by Sysmex or its subsidiary to sell, service, or provide supplies for such instruments in North America. The Company is presently evaluating its alternatives and may take legal action. The Company cannot presently predict the impact of Sysmex's actions or any legal action taken by the Company.

    The Company invests significant amounts in research and development for new products and enhancements to existing products. The following table summarizes total product technology expenditures for the periods indicated:

                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                           1998               1999               1998               1999
                                                     ----------         ----------         ----------         ----------
Research and development expense, net                  $566,000           $312,000         $1,639,000         $1,106,000
Capitalized software development costs                  100,000            100,000            315,000            302,000
Reimbursed costs for research and
  development grants and contracts                      216,000            171,000            792,000            385,000
                                                     ----------         ----------         ----------         ----------
       Total product technology expenditures           $882,000           $583,000         $2,746,000         $1,793,000
                                                     ==========         ==========         ==========         ==========


    The Company partially funds its research and development programs through
(i) grants from NASA and the National Institutes of Health, (ii) joint development programs with strategic partners and (iii) Company-sponsored research and development entities.

    On July 26, 1999, the Company successfully completed a tender offer for the common stock of Poly UA Systems, Inc. ("Poly UA"), a Company-sponsored research and development entity. In exchange for the tendered shares and a release of claims, the Company issued to the tendering stockholders a total of 594,000 shares of its Common Stock, 198,000 shares of a new Series B Callable Preferred Stock and Series G Warrants to purchase an additional
594,000 shares of the Common Stock. As a result, Poly UA became a majority-owned subsidiary of the Company, with the Company owning 77% of the equity of Poly UA and the non-tendering stockholders retaining 23% of the equity. The Company also filed a Form S-3 Registration Statement to permit public resales of the shares of common stock issued to the tendering Poly UA stockholders as well as any shares of common stock subsequently issued to them upon conversion of the Series B Callable Preferred Stock and exercise of the Series G Warrants.

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

    On October 1, 1999, the Thermo Amex Convertible Growth Fund converted all 3,000 outstanding shares of Series A Convertible Preferred Stock into 2,000,000 shares of common stock at a conversion price of $1.50 per share.

RESULTS OF OPERATIONS

    COMPARISON OF QUARTER ENDED SEPTEMBER 30, 1999 TO QUARTER ENDED SEPTEMBER 30, 1998

    Net revenues for the quarter ended September 30, 1999 increased to $7.6 million, as compared to $7.1 million in the same period last year, an increase of $505,000 or 7%. Sales of IVD systems increased to $2.6 million from $2.5 million, an increase of $64,000 or 3% from the comparable period last year. Revenues from sales of The Yellow IRIS family of urinalysis workstations increased to $1.7 million from $1.2 million, an increase of $545,000 or 46%. This increase is primarily due to higher sales to international distributors, partially offset by lower domestic sales. Revenues from sales of the PowerGene line of genetic analyzers decreased to $844,000 from $1.3 million, or a decrease of $481,000 or 36%. The decrease relates primarily to decreased average selling prices. Sales of IVD system supplies and services increased to $3.7 million from $3.2 million, an increase of $554,000 or 17% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems and increased prices. Sales of small instruments and supplies increased to $1.2 million, as compared to $1.1 million in the same period last year, an increase of $105,000 or 10%.

    Revenues from the urinalysis segment totaled $5.5 million in the current quarter as compared to $4.3 million in the same quarter of last year, an increase of $1,134,000 or 26%. This growth is the result of increased The Yellow IRIS system sales and sales of system supplies and services described above. Genetic analysis segment revenues decreased as described above to $1.0 million in the current quarter as compared to $1.5 million in the same quarter last year. Revenues from the small laboratory devices segment decreased to $1.2 million in the current quarter, as compared to $1.3 million in the same period last year, primarily due to nonrecurring royalty fees earned in the prior year.

    Cost of goods for IVD systems increased as a percentage of sales of IVD imaging systems to 70% in the current quarter from 55% for the comparable period last year. The decrease is primarily due to a higher portion of sales of The Yellow IRIS urinalysis workstations having lower margins to international distributors and write-off of The White IRIS inventory. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products increased to 48% in the current period as compared to 47% for the same period last year. The increase is primarily due to a higher portion of the supplies and service revenues having lower gross margins to international distributors. This increase was partially offset by higher margins on service sales. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 54% for the current quarter compared to 55% for the comparable period last year. The decrease is due to a change in sales mix. The net result of these changes was an decreased aggregate gross margin of 45% in the current quarter as compared to 51% in the same quarter last year.

    Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 54% this quarter as compared to 49% in the same quarter of last year. The increase results primarily from the higher portion of sales having lower margins to international distributors and the write-off of The White IRIS inventory. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 50% this quarter, as compared to 49% in the same quarter of last year and results from lower gross margins on system sales and higher service expenses. Cost of goods for small laboratory devices as a percentage of revenues totaled 54% in the current period, as compared to 45% in the same quarter of last year. The increase is due nonrecurring royalty revenue received in the prior year.

    Marketing and selling expenses totaled $1.2 million in the current quarter as compared to $1.5 million for the same period last year, or a decrease of $319,000 or 22%. Decreased marketing and selling expenses related to the PowerGene genetic analyzers and to a lesser extent expenses associated with The Yellow IRIS urinalysis workstations caused the decline. As a percentage of net revenues these expenses totaled 15% in the current quarter as compared to 21% in the same quarter last year.

    General and administrative expenses increased to $1.3 million in the current quarter as compared to $927,000 for the comparable period last year, an increase of $366,000 or 40%. This increase is primarily due to higher management incentives, expenses associated with the Office of the Chief Executive and the Board of Directors and an increased provision for doubtful accounts at the genetic analysis division. General and administrative expenses as a percentage of net revenues increased to 17% in the current year from 13% in the prior year.

    Net research and development expenses decreased to $312,000 for the current quarter from $566,000 in the prior year, a decrease of $254,000 or 45%. Net research and development expenses decreased as a percentage of revenues from 8% to 4%. Reimbursements under joint development programs decreased to $171,000 from $217,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $583,000 from $882,000, a decrease of $299,000 or 34% as compared to the comparable period last year. The decline in total product technology expenditures relates to decreased spending on The Yellow IRIS and PowerGene families of products.

    Intangibles amortization expense is comparable to the prior year. However, as a result of the write-offs described below, this expense will be significantly less in future periods.

    Unusual expenses in the current quarter totaled $8.5 million, as compared to $38,000 last year. The increase is primarily attributable to the write-off of the remaining net book value of intangibles related to the PSI acquisition ($6.6 million), write-off of deferred warrant costs ($807,000) and write-off of the deferred software development costs associated with The White IRIS ($797,000).

    The net result of the above-described changes is an operating loss of $8.1 million for the quarter ended September 30, 1999 as compared to an operating income of $372,000 for the same quarter last year. Excluding the unusual charges in both periods and The White IRIS inventory write-off in the 1999 period, operating income totaled $502,000 for the current quarter as compared to an operating income of $410,000 in the same quarter of the prior year.

    Interest expense decreased to $247,000 for the current quarter from $312,000 for the comparable period last year due to decreased indebtedness, partially offset by the effect of increased rates on the credit facility.

    For the quarter ended September 30, 1999, the urinalysis segment loss totaled $358,000 as compared to a $789,000 profit in the same period last year, a decrease of $1.1 million. This decrease results from the write-off of The White IRIS inventory and software development costs ($926,000) and the Poly UA deferred warrants costs ($807,000). Excluding these items, urinalysis segment profits increased to $1.4 million, and the improvement is attributable to increased revenues and lower operating expenses. Losses for the genetic analysis segment totaled $7.3 million in the current quarter as compared to losses of $670,000 in the same period last year. The increased loss is attributable to the write-off of the intangibles associated with the PSI acquisition ($6.6 million). Excluding this item, this segment's loss increased to $697,000, as compared to $670,000 last year. This increased loss results from decreased sales and gross profits offset by lower operating and interest expenses. Small laboratory devices segment profits totaled $255,000 in the current quarter as compared to $432,000 in the same period last year. The decrease results from a nonrecurring license fee earned in the prior year of $235,000. If this fee income is excluded from the prior year segment, segment profit totaled $197,000, compared to $255,000 in the current quarter. The increase results from increased product sales and margins. Unallocated corporate expenses totaled $959,000 in the current period as compared to $404,000 in the comparable period last year, an increase of $555,000. This increase is primarily due to the higher legal and related expenses associated with the recently completed DITI arbitration and the Poly U/A settlement, and higher expenses for management incentives, the Office of the Chief Executive, the Board of Directors and the retirement of the former chief executive officer.

    The income tax benefit for the quarter ended September 30, 1999 was $2.4 million, as compared to an income tax provision of $53,000 for the comparable period in 1998. The difference between the effective tax rate and federal statutory rate relates primarily to unutilized foreign losses and permanent differences between income reported for financial and income tax purposes and a $500,000 increase in the valuation allowance. The Company increased the valuation allowance for net operating losses expiring in the near term.

    The above factors contributed to a net loss of $5.9 million or $0.85 per diluted share for the quarter ended September 30, 1999 as compared to a net income of $94,000 or $0.01 per diluted share for the quarter ended September 30, 1998. Excluding unusual expenses and the write-off of The White IRIS inventory, net of income taxes and the increase of the deferred income taxes valuation allowance, the third quarter net income for 1999 would have totaled $82,000 (or $0.01 per diluted share) as compared to a net income of $119,000 (or $0.02 per diluted share) for the same period last year.

    COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

    Net revenues for the nine months ended September 30, 1999 increased to $21.6 million from $20.4 million, an increase of $1.2 million or 6% over the comparable period last year. Sales of IVD imaging systems decreased to $7.4 million from $7.7 million, a decrease of $300,000 or 4% from the comparable period last year. Revenues from sales of The Yellow IRIS family of urinalysis workstations increased to $4.5 million, as compared to $3.8 million in the prior year, an increase of $654,000 or

17%. The increase is due primarily to higher sales to international distributors. This increase was offset by lower sales of the PowerGene line of genetic analyzers. Revenues from PowerGene genetic analyzer sales decreased to $2.9 million, as compared to $3.9 million in the prior year, a decrease of $954,000, or 25%, primarily due to lower average selling prices. Sales of IVD imaging system supplies and services increased to $10.5 million from $9.1 million, an increase of $1.4 million or 16% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies increased to $3.5 million from $3.2 million, an increase of $266,000 or 8%.

    Revenues from the urinalysis segment totaled $14.8 million in the current period as compared to $12.7 million in the same period of last year, an increase of $2.1 million or 17%. This growth is due to increased sales of The Yellow IRIS family of workstations and increased sales of related system supplies and services to the growing installed base. Genetic analysis segment revenues decreased due to the decline in genetic analyzer revenues described above. Revenues from small laboratory devices increased to $3.5 million in the current period, as compared to $3.4 million in the same period last year, an increase of $31,000. If the non-recurring royalty fee earned from the prior year is excluded, sales increased $266,000. This growth is primarily due to increased sales of instruments and consumables to a larger installed base.

    Cost of goods for IVD systems increased as a percentage of sales of IVD imaging systems to 63% for the current period from 58% for the comparable period last year. The increase is primarily attributable to slightly lower margins realized on the PowerGene units, an increase in proportion of sales of The Yellow IRIS urinalysis workstations having lower margins to international distributors and the write-off of the The White IRIS inventory. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 46% for the current period as compared to 48% for the same period last year. This decrease is due to increased revenues while related expenses decreased, and a one-time credit received from a vendor for returned materials. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 54% for the current quarter compared to 55% for the comparable period last year due to a change in the sales mix. The net result of these changes was a decrease in aggregate gross margin to 47% for the nine months ended September 30, 1999, as compared to 48% in the comparable period last year.

    Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 51% this period, as compared to 52% in the same period last year. This decrease results from increased urinalysis supplies and services revenues along with lower associated expenses, a one time credit from a vendor for returned materials partially offset by lower margins on system sales and the write-off of The White IRIS inventory. Cost of goods sold as a percentage of revenues from the genetic analysis segment totaled 55% this quarter, as compared to 52% in the same period of last year. This increase is primarily the result of slightly lower system margins and higher services expenses. Cost of goods for small instrument devices as a percentage of revenues totaled 54% in the current period, as compared to 51% in the same period last year due to the nonrecurring royalty fees received in the prior year.

    Marketing and selling expenses totaled $3.8 million in the current period, as compared to $4.0 million last year. Decreased marketing and selling expenses related to the PowerGene genetic analyzers, partially offset increased expenses associated with The Yellow IRIS urinalysis workstation. Marketing and selling expenses as a percentage of net revenues declined to 18% in the current period as compared to 19% in the comparable period last year.

    General and administrative expenses increased to $3.2 million this period from $2.7 million, an increase of $503,000 or 19% from the comparable period last year. This increase is primarily due to higher liability insurance and management incentives and increased expenses associated with the Office of the Chief Executive and the Board of Directors, partially offset by decreased expenses associated with the genetic analyzer division. General and administrative expenses as a percentage of net revenues totaled 15% in the current period as compared to 13% in the same period last year.

    Net research and development expenses decreased to $1.1 million for the nine months ended September 30, 1999, as compared to $1.6 million in the same period last year. Net research and development expenses decreased as a percentage of revenues from 8% to 5%. Reimbursements under joint development programs decreased to $385,000 from $792,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $1.8 million from $2.7 million, a decrease of $953,000 or 35% as compared to the comparable period last year. The decline in total product technology expenditures is due to decreased spending on The Yellow IRIS and PowerGene families of products.

    The results of operations for the nine months ended September 30, 1999 include litigation settlement and other unusual legal expenses of $10.5 million as compared to $125,000 in the prior year. The increase primarily relates to the write-off of the remaining unamortized cost of intangibles related to the PSI acquisition ($6.6 million), write-off of deferred warrant costs ($807,000), write-off of the deferred software development costs associated with The White IRIS ($797,000), settlement with Poly U/A ($1.7 million) and legal and other expenses relating to the recently completed DITI arbitration totaled ($502,000). The prior year expenses related to the DITII arbitration.

    The net result of the above described changes is an operating loss of $9.3 million for the nine months ended September 30, 1999 as compared to an operating income of $590,000 in the same period last year. Excluding the litigation settlement and other unusual charges and the write-off of The White IRIS, operating income totaled $1.4 million for the first nine months of 1999 as compared to $715,000 for the same period last year.

    Interest expense decreased to $791,000 in the current period from $871,000 for the comparable period last year due to reduced indebtedness, partially offset by the effect of increased interest rates on the credit facility.

    For the nine months ended September 30, 1999, urinalysis segment profits decreased to $1.9 million as compared to $2.2 million in the same period last year. This decrease results from the write-off of The White IRIS inventory and software development costs ($926,000) and the deferred warrants costs ($807,000). Excluding these items, urinalysis segment profits increased to $3.6 million, and is attributable to higher revenues described above and lower operating expenses. Losses for the genetic analysis segment totaled $8.7 million in the current period as compared to $2.1 million in the same period last year. The increased loss is due to the write-off of the intangibles associated with the PSI acquisition ($6.6 million). Excluding this item, this segment's loss totaled $2.1 million and is comparable to last year. Segment profits from the small laboratory devices segment totaled $732,000 in the current period as compared to $850,000 last year. The decrease results from the nonrecurring license fee earned in the prior year. Excluding this fee, segment profit for last year totaled $614,000 as compared to this years $732,000. The increase results from increased product sales and gross profits. Unallocated corporate expenses totaled $4.0 million in the current period as compared to $1.2 million last year. The increase is due primarily to the recently completed arbitration with DITI, the settlement with Poly U/A and expenses associated with the Office of the Chief Executive.

    The income tax benefit for the nine months ended September 30, 1999 totaled $2.7 million, as compared to an income tax benefit of $68,000 for the comparable period in 1998.

    The above factors contributed to a net loss of $7.3 million or $1.11 per share for the nine months ended September 30, 1999 as compared to a net loss of $113,000 or $0.02 per share for the nine months ended September 30, 1998. Excluding the unusual expenses and the write-off of The White IRIS inventory, net of income taxes, other unusual expenses, related tax benefits, and the increase of the deferred income taxes valuation allowance, the Company would have had net income of $191,000 or $0.02 per diluted share in the current period and net loss of $35,000, or $0.01 per share in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased to $1.1 million at September 30, 1999 from $389,000 at December 31, 1998. The increase is due to the cash provided by operations in excess of amounts used by investing and financing activities. Cash provided by operations for the nine months ended September 30, 1999 increased to $2.5 million from $632,000 for the comparable period last year. This increase is primarily due to the decrease in inventory levels, improved operations (excluding unusual noncash write-offs) and increased accrued liabilities.

    Cash used by investing activities totaled $360,000 for the nine months ended September 30, 1999, as compared to $760,000 in the prior year. The decrease is primarily due to the decline in expenditures for property and equipment, offset by the proceeds from the sale of The Yellow IRIS urinalysis workstations previously subject to an operating lease.

    The credit facility with Foothill Capital Corporation, a Wells Fargo company, consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The term loan bears interest at the lender's prime rate (8.25% on September 30, 1999) plus 3.0% and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

    At the end of the third quarter, the Company was not in compliance with one of the financial covenants of the credit facility. The lender subsequently waived the noncompliance. Under the terms of the loan agreement, this covenant will become stricter in the fourth quarter, and the Company does not anticipate that it will be in compliance with the new requirements. The Company believes that it can renegotiate this financial covenant with the lender to a level which the Company believes it can achieve. Until those negotiations are completed, the Company has reclassified $800,000 of the outstanding balance on the term loan from long-term debt to short-term. There can be no assurance that the negotiations will be successful.

    Net cash used by financing activities totaled $1.5 million and consisted primarily of principal payments made on the term loan described above and notes payable due to a former strategic partner (discussed below), partially offset by net proceeds from borrowings on the revolving line of credit. As of September 30, 1999, the Company had $2.0 million outstanding under the term loan and $260,000 outstanding under the revolving line of credit and $1.7 million available under the revolving credit line for future borrowings.

    As of September 30, 1999, the Company also had outstanding notes payable in the aggregate amount of $142,000 from the repurchase of common stock and warrants from a former strategic partner in 1996. The notes bear interest at the rate of 8.0%, and principal is due in bi-monthly installments of $100,000.

    The Company has reduced its outstanding debt by $1.3 million in the first nine months of 1999 and has scheduled principal payments totaling $1.3 million during the next twelve months.

    The Company believes that its current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for the next twelve months. This assumes the Company successfully renegotiates the financial covenants of the credit facility with the lender.

    The Company issued 198,000 shares of Series B Callable Preferred Stock during the third quarter in connection with the tender offer for Poly UA Systems. See "--Overview." These shares have a liquidation preference of $3 per share (or an aggregate liquidation preference of $594,000). The "callable" feature entitles the Company to convert the preferred stock at any time into a number shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2.00 per share of common stock). The preferred stock will automatically convert under the same formula on August 3, 2002 if not converted sooner by the Company. Based on the average closing price of $1.16 for the five-day period ending September 30, 1999, the call price would be the $2.00 minimum, and the Company could convert the Series B Callable Preferred Stock into 297,000 shares of common stock. The Series B Callable Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the common stock or repurchase any shares of the common stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

NET OPERATING LOSS CARRYFORWARDS

    At September 30, 1999, the Company had federal net operating loss carryforwards of approximately $18.1 million. If substantially all of the Company's outstanding options and warrants, including the warrants issued in the Poly UA transaction, are exercised on or before December 31, 1999, these transactions in combination with other prior stock issuances during the past three years would constitute a "change of ownership" under Section 382 of the Internal Revenue Code. The Company notes that most of the 2.08 million warrants are currently out-of-the money with exercise prices ranging from $1.00 to $7.80 per share. Section 382 imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the applicable federal rate) and the value of the corporation at the time of the change of ownership. Depending on the market price of the Company's common stock at the time a change of ownership occurs, the resulting limitations imposed by
Section 382 could trigger a substantial write down in the Company's deferred tax assets and a corresponding charge to earnings in the relevant quarter.

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

    The Company has focused most of its Y2K efforts on internal systems because it believes this area could be its primary source of Y2K problems. The Company's internal computer systems are the foundation for its business operations and include such critical functions as order entry, shipping, purchasing, inventory control, manufacturing, accounts receivable, accounts payable and the general ledger. The Company completed a review of these critical systems and determined that they were not Y2K compliant. In response, the Company replaced system hardware that was not Y2K compliant and purchased and installed certified third-party software updates. It then successfully completed simulation testing of the upgraded systems in early September 1999. Testing included verification that non-compliant hardware had been replaced. The Company completed its review of all other internal systems that contained date sensitive information and did not uncover a risk of material adverse effect on its operations from Y2K problems in this area.

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

    The Company has completed a review of outside vendor's products that interface with the Company's and has determined that the Company's products need no further modification to interface with the products of these vendors. The Company has taken steps to ensure that inventory levels of vendor products are sufficient to provide continued operation into the Year 2000. Alternate sources of some products are being evaluated. The Company completed the process of identifying any potential Y2K problems from other outside vendors whose systems interface with the Company's internal systems.

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

    Costs to Address the Y2K Issue

    Costs to address the Y2K problem include hardware, software, and implementation costs paid to outside consultants are estimated at $190,000. To date, the Company has incurred approximately $175,000, the majority of which has been expensed. The Company estimates that the cost to complete its Y2K work at less than $10,000 to complete installation of Y2K software upgrades on its customers IVD imaging systems.

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

    Contingency Plans

    The Company has identified contingency plans and is currently implementing them. Where a vendor's compliance status could affect the Company's ability to produce products, efforts are underway to increase inventory levels to support production activities into the Year 2000. Finished product inventory levels are being reviewed and production schedules adjusted to assure finished product availability. The Company has determined that standing consumables orders for the urinalysis workstation customers will be shipped by the close of business on December 27, 1999. The Company is monitoring customer activity with regard to the installation of Y2K compliant software, scheduling of service for hardware upgrades and disconnection of the obsolete IRIScribe software. The small instruments segment is monitoring the Y2K compliance of its distributors in an effort to ensure product availability into the Year 2000. Critical date generated by internal systems will be backed up prior to the close of business on December 31, 1999. The Company will perform a physical equipment survey of its internal system workstations that have been added since the completion of remediation testing to ensure that theses systems are Y2K compliant. Third party operating system and application software Y2K patches release after the completion of remediation testing will be downloaded onto the system prior to the end of business on December 31, 1999. Service policies will remain unchanged throughout the transition to the Year 2000. The Company will continue to assess its Y2K risks and identify additional contingency plans if it identifies additional Y2K problems that pose significant risks to its business operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There was no material change in the Company's exposure to market risk on September 30, 1999 as compared to the its market risk exposure on December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Company's 1998 Annual Report on Form 10-K.

PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    In October 1996, the Company was awarded $132,500 from the arbitration against Digital Imaging Technologies, Inc. (DITI), the former owner of its Perceptive Scientific Instruments genetic analysis business. The arbitration was conducted under the auspices of the American Arbitration Association. The arbitration panel found that while certain representations, warranties and covenants in the purchase agreement for the transaction had been breached by DITI, for the most part these did not result in damage to the Company. See "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 for historical information on the arbitration.

    The Company is involved in routine litigation arising in the ordinary course of its business, and, while the results of such proceedings cannot be predicted with certainty, the Company believes they will not have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    Exhibits

    No.        Description
    ---        -----------
    3.1(a) --  Certificate of Incorporation, as amended (1)
    3.1(b) --  Certificate of Designations of Series A Convertible Preferred Stock (2)
    3.1(c) --  Certificate of Designations of Series B Callable Preferred Stock (3)
    3.2    --  Restated Bylaws (4)
    4.1    --  Specimen of Common Stock Certificate (5)
    4.2    --  Certificate of Designations of Series A Convertible Preferred Stock (2)
    4.3    --  Certificate of Designations of Series B Callable Preferred Stock (3)
    10.1   --  Letter Agreement dated August 26, 1999 between the Company and John A. O'Malley
    10.2   --  Letter  Agreement  dated  September  10,  1999  between the Company and Fred H. Deindoerfer
    27     --  Financial Data Schedule

-------------------

    Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1) Current Report on Form 8-K dated August 13, 1987 and its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)  Current Report on Form 8-K dated January 15, 1997.

(3)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(5) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

    (b)    Reports on Form 8-K

    During the quarter ended September 30, 1999, the Company filed two reports on Form 8-K. The first report is dated October 15, 1999 and reported the results of the Company's arbitration with Digital Imaging Technologies, Inc. See "Legal Proceedings". The second report is also dated October 15, 1999 and reported the voluntary conversion of all outstanding Series A preferred shares into common shares of the Company.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on November 15, 1999 .


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