Form 10-K
period 1999-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2000-03-30
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        On March 15, 2000, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $19.6 million based upon the closing price of $2-13/16 per share of Common Stock as reported on the American Stock Exchange. Solely for the purpose of determining "non-affiliates" in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

        The Registrant had 9,395,920 shares of Common Stock outstanding on March 15, 2000.

        Part III incorporates information by reference from the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                     PART I

Item 1.   Business.....................................................................................1
Item 2.   Properties...................................................................................9
Item 3.   Legal Proceedings...........................................................................10
Item 4.   Submission of Matters to a Vote of Security Holders.........................................10

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters....................10
Item 6.   Selected Financial Data.....................................................................11
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................................19
Item 8.   Financial Statements and Supplementary Data.................................................19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........19

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........................................19
Item 11.  Executive Compensation......................................................................19
Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................20
Item 13.  Certain Relationships and Related Transactions..............................................20

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K...........................20

                                     PART I

ITEM 1. BUSINESS

        A glossary of selected technical terms is included at the end of this section. Please review the glossary before reading the description of business. International Remote Imaging Systems, Inc. and its subsidiaries are sometimes referred to as IRIS, the Company, we, our or us.

INTRODUCTION

        In March of 2000, we entered into a letter of intent to sell
Perceptive Scientific Instruments, our genetic analysis business. In light of our plans to sell Perceptive Scientific Instruments, we are treating this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information in this Annual Report. For a further discussion of our plans to sell this business, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Business Operations" beginning on p. 17.

OVERVIEW

        We design, develop, manufacture and market in vitro diagnostic, or IVD, imaging systems for urinalysis testing based on patented and proprietary automated intelligent microscopy, or AIM, technology for automating microscopic procedures performed in clinical laboratories, as well as special purpose centrifuges and other small instruments. Our microscopy technology combines our capabilities in automated specimen presentation, including our patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and present images of microscopic particles in easy-to-view displays. Our systems provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. We sell our products directly and through distributors to hospital and reference clinical laboratories, as well as to veterinary, physician office and research laboratories.

        We pioneered our first urinalysis system in 1983 when we introduced The Yellow IRIS family of workstations and we introduced our fourth generation models, which are faster and easier to use, in 1996. We believe that we are still the only supplier of laboratory systems which fully automate a complete urinalysis. Also in 1996, we began to market the Model 900UDx urine pathology system, which was designed especially for the high-volume testing requirements of larger laboratories. We also provide ongoing sales of supplies and service for The Yellow IRIS workstations. Most supplies are purchased under standing orders and, following an initial one-year warranty period, the majority of customers purchase annual service contracts.

        Through our subsidiary StatSpin, Inc., we manufacture and market a variety of benchtop centrifuges, small instruments and supplies for the laboratory market. These products are used primarily for manual specimen preparation and dedicated applications in cytology, hematology and urinalysis. They appeal to laboratories and physician offices performing too few tests to justify the cost of an automated IVD imaging system.

        In December 1997, we began distributing the IRIS/Sysmex UF-100 urine cell analyzer in the United States under an exclusive agreement with its manufacturer, Sysmex Corporation. We did not have significant sales of the UF-100 in 1998 or 1999. In September 1998, Sysmex started procedures to end the exclusive nature of our distribution rights, claiming inadequate sales performance. We denied these allegations. Sysmex now claims that it has the right to appoint additional distributors and has announced that its U. S. subsidiary will distribute the UF-100 in North America. We dispute that Sysmex has this right and may take legal action. We cannot predict the impact on the Company of the announcement by Sysmex or any legal action we may take.

        We acquired Perceptive Scientific Instruments in July 1996. Its principal product is the PowerGene family of genetic analyzers -- IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. In March of 2000, we entered into a letter of intent to sell this business to a well-known international company for an estimated price of $2.5 to $5.0 million in cash. For a further discussion of our plans to sell this business, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Business Operations" beginning on p. 17.

THE INDUSTRY

        The healthcare industry has undergone profound changes in the last decade, and healthcare providers are continually focusing on the most efficient use of their resources. This goal drives them to reduce costs while simultaneously improving the outcome potential of patient care. Toward that end, they must reduce the cost and improve the accuracy of medical tests for diagnosing and monitoring diseases and improve the reporting of test results.

        Medical tests are performed either on the patient or on a specimen removed from the patient. IVD testing refers to analysis of a specimen removed from the patient, usually in the clinical laboratory. Many IVD tests rely on chemical or simple physical measures of specific characteristics of the specimen. Over the last five decades, the chemical and particle-counting aspects of these tests have been largely converted from manual methods to automated instruments, such as clinical chemistry analyzers and blood cell counters. However, many other IVD tests still require visual examination of the specimen through a microscope ("microscopy"). Manual microscopy requires numerous steps, from specimen preparation to visual examination, making the method labor-intensive, cumbersome, biohazardous, inefficient and imprecise. More time is spent in performing manual microscopy than in any other IVD testing procedure in the clinical laboratory. Even so, the vast majority of microscopic procedures are still performed manually.

        The pressure to reduce the costs and improve the accuracy of IVD tests, together with recent technological developments, have created an opportunity for automating microscopic procedures. Advances in image processing software, computer hardware and solid-state cameras have made it possible to uniformly capture digital images of microscopic specimens and to perform sophisticated image analysis and classification. The test results can then be electronically transmitted to the central computer system of the hospital or reference laboratory for clinical use and billing. The digital images of the specimen can also be stored in electronic format for future review and, theoretically, transmitted to remote locations for review by other technologists or specialists.

THE COMPANY'S STRATEGY

        Our current objectives are to enhance our core business in urinalysis, maintain our technological leadership, continue market penetration of our existing products, expand the geographic markets for existing products and increase sales of related supplies and service. We are pursuing these objectives through the following strategies:

        - Enhancement of Existing Product and Continued Market Penetration. In 1999, we reassessed our business and developed a new two-year business plan. The plan refocuses our efforts on our core urinalysis business. The plan emphasizes making major improvements to The Yellow IRIS urinalysis workstation product line. Our goal is to develop a lower cost, faster workstation while simultaneously reducing the amount of technologist time required to operate it.

        - Expanding into New Geographic Markets. We intend to continue to increase our overseas marketing effort initiated in 1999. Until 1999, we had not made significant international sales of the Yellow IRIS outside the United States. International markets have recently begun to consolidate and focus on increased productivity. We are introducing The Yellow IRIS in selected overseas markets where consolidation has already occurred and are developing relationships with local distributors.

        - Increasing Sales of Supplies and Service. Once The Yellow IRIS workstation is installed, we generate significant recurring revenue from sales of supplies and service for its operation. We will try to increase these revenues by installing more systems and by increasing our product offering of supplies for this system.

        - Maintaining Technological Edge. We maintain an active research and development program to continually enhance our core technology.

AIM TECHNOLOGY

        An effective system for most automated microscopy applications requires technology for fast, consistent and easily discernable presentation of the specimen to the microscope ("front end processing") and for rapidly capturing, analyzing, classifying, enhancing, arranging and displaying images of the specimen ("back end imaging"). Over the past twenty years, we have created and developed our patented and proprietary AIM technology to address both of these requirements.

        Our AIM technology automates all or most of the front end processing in its IVD imaging systems. For example, traditional urine sediment analysis requires manual preparation of a slide from the specimen requiring several steps, including centrifugation followed by carefully positioning, staining and coverslipping a sample extracted from the specimen. The slide is then placed under the microscope and manually manipulated and scanned by a technologist. This procedure is time-consuming, imprecise, and potentially hazardous. In contrast, our patented slideless microscope, used in The Yellow IRIS, allows microscopic examination of a moving specimen precisely positioned in a stream of fluid. This eliminates the need for manual slide preparation, manipulation and scanning. The slideless microscope positions the specimen to within microns as it flows past the microscope at high-speed ensheathed in a larger stream of fluid. This method of alignment, particle orientation, focus and measurement is called "imaging flow cytometry." We hold a patent on this method, and we are unaware of any other company which has developed similar technology. For those IVD tests where imaging flow cytometry does not work well, AIM technology automates the slide manipulation and scanning process.

        Once the specimen is located and presented to the microscope, AIM's back end imaging automatically captures, digitizes, classifies, organizes and presents the microscopic images displayed on a video monitor for review by the medical specialist. These digital images of the specimen can then be stored on magnetic or optical media for later retrieval, even years later.

PRODUCTS

        Urinalysis Systems

        Our principal product is The Yellow IRIS family of urinalysis workstations. This system requires customers to make substantial capital investments and is designed for sale to clinical laboratories performing a large number of IVD tests. The Yellow IRIS is used nationwide, including hospitals affiliated with over 75% of all United States medical schools. This family of IVD imaging systems consists of three models. Two models can also perform IVD imaging tests on a number of body fluids other than urine, including cerebrospinal, peritoneal, pleural, pericardial, synovial and seminal fluids as well as peritoneal dialyzates and lavages. The third model, the Model 900UDx, is designed for laboratories testing high numbers of urine specimens. The Yellow IRIS family of IVD imaging systems currently has list prices ranging from $100,000 to $195,000.

        In the fourth quarter of 1997, we began marketing the IRIS/Sysmex UF-100 urine cell analyzer in the United States. The UF-100, developed in Japan by Sysmex Corporation, utilizes flow cytometric laser scanning principles to screen large volumes of urine specimens for the presence of abnormal sediment compositions. We are the exclusive distributor for the UF-100 in North America and receive royalties from Sysmex on sales of the UF-100 outside of North America. The UF-100 currently has a list price in the United States of $125,000. It provides only the sediment portion of a complete urinalysis.

        In September 1998, Sysmex started procedures to end the exclusive nature of our distribution rights, claiming inadequate sales performance. We disputed these allegations and began discussions with Sysmex about the pricing and marketing of the UF-100. Those discussions did not resolve the matter. Sysmex has asserted the right to appoint additional distributors and has announced that its U.S. subsidiary will distribute the UF-100 in North America. We dispute that Sysmex has this right and may take legal action. We cannot predict the impact of Sysmex's announcement or any legal action we may take. We did not have significant sales of the UF-100 in 1998 or 1999.

        System Supplies and Service

        We realize significant recurring revenue from sales of supplies used in the operation of The Yellow IRIS and from their service and repair. These supplies include the sheath fluid used to position the particles and cleanse the system in slideless microscopy and "controls" used in calibrating and monitoring the performance quality of the systems. We also sell the CHEMSTRIP/IRIStrip for testing urine chemistry on The Yellow IRIS. CHEMSTRIP/IRIStrips urine test strips are produced for us through an agreement with Roche Diagnostics.

        Small Instruments and Supplies

        We also manufacture and market a variety of small instruments and supplies for the clinical laboratory market through our StatSpin subsidiary. These products complement our line of urinalysis systems because they appeal to smaller laboratories and physician offices that do not perform enough tests to justify the capital cost of a large automated system. StatSpin's technologically-advanced small benchtop centrifuges prepare certain biological specimens for instrumental or microscopic examination in a fraction of the time required by larger, common laboratory centrifuges. They have proven ideal for on-demand, point-of-use testing in hospitals, physician's offices and veterinary laboratories. The basic StatSpin centrifuge unit is adaptable to a variety of uses through application-specific rotors and consumables. Noted for their compact design and simple, quiet, and unobtrusive operation, they are well-suited to laboratories in which technicians are located close to the equipment. These products also serve integrated healthcare providers who want to purchase systems and supplies for a variety of clinical settings (both large and small) from one supplier. This category of products includes special-purpose centrifuges, digital refractometers for measuring the specific gravity of urine, the CenSlide System for manual microscopic examination of urine and other supplies intended primarily for specimen preparation.

        Summary of Revenues by Product Line for Each Segment

        The following tables present a summary of revenues for each segment by product line for the three years ended December 31, 1999:

                                                                   Small
                                                                 Laboratory
                                               Urinalysis          Devices            Total
                                               -----------       -----------       -----------
For the Year Ended December 31, 1997
Sales of IVD systems                           $ 5,612,308       $        --       $ 5,612,308
Sales of IVD system supplies and service        10,061,314                --        10,061,314
Sales of small instruments and supplies                 --         4,447,418         4,447,418
Royalty and license revenues                       510,920            92,156           603,076
                                               -----------       -----------       -----------
Total                                          $16,184,542       $ 4,539,574       $20,724,116
                                               ===========       ===========       ===========

                                                                   Small
                                                                 Laboratory
                                               Urinalysis          Devices            Total
                                               -----------       -----------       -----------
For the Year Ended December 31, 1998
Sales of IVD systems                           $ 4,985,717       $        --       $ 4,985,717
Sales of IVD system supplies and service        11,785,185                --        11,785,185
Sales of small instruments and supplies                 --         4,345,304         4,345,304
Royalty and license revenues                       229,972           235,000           464,972
                                               -----------       -----------       -----------
Total                                          $17,000,874       $ 4,580,304       $21,581,178
                                               ===========       ===========       ===========

                                                                   Small
                                                                 Laboratory
                                               Urinalysis          Devices            Total
                                               -----------       -----------       -----------
For the Year Ended December 31, 1999
Sales of IVD systems                           $ 6,505,821              $ --       $ 6,505,821
Sales of IVD system supplies and service        13,611,676                --        13,611,676
Sales of small instruments and supplies                 --         5,297,385         5,297,385
Royalty and license revenues                       310,587                --           310,587
                                               -----------       -----------       -----------
Total                                          $20,428,084       $ 5,297,385       $25,725,469
                                               ===========       ===========       ===========

BACKLOG

        We had a sales backlog for our urinalysis systems of $221,000 at December 31, 1998 and $341,000 at December 31, 1999. We believe the amount of backlog at a given date is not necessarily indicative of sales for any succeeding period.

RESEARCH AND DEVELOPMENT

        We maintain an active research and development program to continually enhance our urinalysis systems and centrifuges. Our product technology investments (including amounts reimbursed by third parties under research and development contracts) totaled $2.5 million in 1997, $2.2 million in 1998 and $1.4 million in 1999. During 1997 and 1998, we upgraded the installed base of Model 900UDx systems to increase reliability and enhance overall performance. During 1998, we completed work on software updates to make The Yellow IRIS family of workstations Y2K compliant. We also continued to refine our AIM technology, improve the cost-effectiveness of our systems and conduct numerous other smaller projects during those years.

        During 1999, we began a major project to improve The Yellow IRIS urinalysis workstation product line. We plan to devote most of our research and development budget to this project. Our goal is to develop a lower cost, faster workstation while simultaneously reducing the amount of technologist time required to operate it. During this process, we will incorporate more than 20 years of experience and the latest developments in computer technology. We also expect to benefit from the increased availability of "off-the-shelf" components and thereby reduce our dependence on single source suppliers.

        We have completed feasibility studies on the proposed improvements. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales.

        We have historically received partial funding for research and development programs through grants from NASA and the National Institutes of Health, joint development programs with strategic partners, and Company-sponsored research and development entities. From 1994 to 1996, we collaborated with Boehringer Mannheim Corporation and Boehringer Mannheim GmbH, entities subsequently acquired by Roche Diagnostics, in the development of CHEMSTRIP/IRIStrip urine test strips and the Model 900UDx. Roche is the sole supplier of CHEMSTRIP/IRIStrip urine test strips and has agreed to supply us with certain raw materials should we elect to manufacture our own urine test strips, subject to royalty payments. We were also granted the non-exclusive right to distribute certain other Roche urinalysis products to hospitals and commercial laboratories in the United States. We manufacture the Model 900UDx with Roche providing certain components on an OEM basis at cost. We have exclusive marketing rights to the Model 900UDx in the United States, Canada and Taiwan, and non-exclusive rights for the rest of the world outside of Germany and Italy.

        In 1992, we entered into a project with LDA Systems, Inc. for development of The White IRIS leukocyte differential analyzer and later acquired LDA for approximately 498,000 shares of our common stock. In 1999, we conducted a reassessment of our business and developed a new, near-term business plan. We elected not to include The White IRIS in our new plan, and, as a result, we wrote off all costs of development and inventory related to The White IRIS in the third quarter of 1999.

        In 1995, we entered into a project with Poly U/A Systems, Inc. for development of several new products to enhance automated urinalysis. Subsequently, certain disputes arose with the Poly U/A shareholders. In 1999, we made a tender offer to acquire all of the outstanding shares of Poly U/A stock for a package of IRIS securities with an estimated value of up to $1.5 million. Approximately 79% of the outstanding shares of Poly U/A were tendered in this transaction. We have recorded the cost of purchasing the Poly U/A stock as a litigation settlement expense. Poly U/A is now a majority-owned subsidiary of IRIS, and is accounted for accordingly.

MARKETING AND SALES

        In the United States, we sell and service our products through our own sales and service forces. Sales activities consist of direct sales by field sales representatives, telemarketing to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and after-sales support to customers in the operation of their systems. In addition to our sales activities, we promote our products through advertising in trade journals, attendance at trade shows and direct mail. All sales of IVD imaging systems include installation, customer training and a one-year warranty. Our small instruments, targeted primarily at smaller customers, are sold through distributors.

        We also maintain a rental program for The Yellow IRIS urinalysis workstation. Under the terms of the rental agreements, payments generally are based on the number of tests performed, with a guaranteed monthly minimum payment. We are responsible for supply and service of the systems. Alternatively, some customers lease the our systems from medical equipment leasing companies which, in turn, purchase the systems from us.

        In addition, we market most of the supplies used in the operation of The Yellow IRIS and maintain these systems through our own national service organization. Service (after a one-year warranty period) is generally sold under an annual service contract or, less frequently, on a per-call basis.

COMPETITION

        Our primary products are The Yellow IRIS family of urinalysis workstations and the UF-100 urine cell analyzer. The principal competitive factors in the urinalysis market are cost-per-test, ease of use, and quality of result. We believe these products compete favorably with regard to these factors in their respective target markets.

        A number of hospitals conduct urine sediment examinations using the Kova system made by Hycor Biomedical, Inc., as well as several other similar products, all of which are composed largely of disposable plastic parts. These products provide a more standardized method of preparing urine sediment for microscopical examination as opposed to traditional means. While these disposable products help somewhat to overcome manipulative imprecision, most of them do so at the added expense of an increased number of disposable parts and offer little in time savings. One exception is the CenSlide System, which we acquired in March 1996. This system uses a combination centrifuge tube and microscope slide, thereby actually eliminating much of the manipulation required in preparing the urine specimen for microscopic observation. These types of products are better suited for laboratories performing a small number of urinalysis tests.

        Bayer Diagnostics, Roche Diagnostics, and Dade Behring Corporation sell lines of urine test strips which are useful in determining the concentration of various chemical substances often found in urine. Some claims have been made that the absence of certain results determined with these test strips can preclude the need for microscopic examinations of some specimens. In 1998, we obtained FDA clearance to claim of improved performance of The Yellow IRIS over reagent strip measures in detecting microscopic abnormalities in urine. Nonetheless, a substantial portion of the urinalysis market has subscribed to the theory that these test strips can be relied upon to reduce the number of microscopic examinations. We believe that this is largely due to laboratories' reacting to cost-cutting pressures. The result is significantly slower growth in the demand for microscopic examinations at certain hospitals and reference laboratories.

        The Yellow IRIS currently supports only automated test strip readers supplied by Roche Diagnostics, and some potential customers who have previously purchased automated test strip readers from Bayer Diagnostics (the dominant company in the urine test strip business) cannot connect those readers to The Yellow IRIS. Our ability to modify The Yellow IRIS to support a connection to test strip readers from Bayer Diagnostics and Dade Behring is subject to significant restrictions under our existing agreements with Roche Diagnostics.

        We are also experiencing increased competitive pressures in the urinalysis market due to the ongoing consolidation of both hospitals and medical device suppliers. Large hospital chains and groups of affiliated hospitals are negotiating comprehensive supply contracts with the larger medical device suppliers. The larger suppliers often equip an entire laboratory and offer one-stop shopping for laboratory instruments, supplies and service. In addition, they typically offer the hospitals annual rebates based on the total volume of business with the suppliers. These rebates create financial incentives against purchasing instruments or supplies from others and act as a barrier to the penetration of hospital laboratories covered by the contract. For example, we have had significant difficulty in marketing our urinalysis products to hospitals which are members of Premier Enterprises, a nationwide buying cooperative of hospitals and healthcare systems. Premier generally establishes a single vendor for particular product lines and has designated Bayer Diagnostics as its vendor for urinalysis test strips. Our family of urinalysis workstations, The Yellow IRIS, uses test strips manufactured for us by Roche Diagnostics and many Premier affiliated hospitals are reluctant to purchase The Yellow IRIS for this reason.

INTELLECTUAL PROPERTY

        Our commercial success depends on our ability to protect and maintain our proprietary rights. We protect our proprietary technology by filing various patent applications. We have received numerous United States patents for its AIM technology and related applications, as well as a number of corresponding foreign patents. These patents also cover developments in image analysis and blood processing. A number of additional patent applications are pending in the United States and abroad. These patents also cover image analysis, urine and blood processing. Also, numerous patents relating to digital refractometers, centrifuges, automated slide handling and disposable urinalysis products were acquired in various acquisitions.

        We have granted Sysmex a royalty-bearing license to use pre-1989 technology for urine sediment analyzers and non-medical industrial instruments. We have also granted Dade International a royalty-bearing license to use certain centrifuge technology.

        We have trade secrets and unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

        We claim copyright in our software and the ways in which it assembles and displays images, and have filed copyright registrations with the United States Copyright Office. We also own various federally registered trademarks, including "IRIS," "The Yellow IRIS" and "StatSpin." We own numerous other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions. We intend to aggressively protect our copyrights and trademarks.

GOVERNMENT REGULATIONS

        Most of the our products are subject to stringent government regulation in the United States and other countries. These laws and regulations govern product testing, manufacture, labeling, storage, record-keeping, distribution, sale, marketing, advertising and promotion. The regulatory process can be lengthy, expensive and uncertain, and securing clearances or approvals often requires the submission of extensive official data and other supporting information. If we don't comply with regulatory requirements, we may be subject to fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Further, any change in existing federal, state or foreign laws or regulations, or in their interpretation or enforcement, or the enactment of any additional laws or regulations, could affect us both materially and adversely.

        In the United States, the FDA regulates medical devices under the Food, Drug, and Cosmetic Act (the "FDC Act"). Before a new medical device can be commercially introduced in the United States, the manufacturer usually must obtain FDA clearance by filing a pre-market notification under Section 510(k) of the FDC Act (a "510(k) Notification") or obtain FDA approval by filing a pre-market approval application (a "PMA Application"). The PMA Application process is significantly more complex, expensive, time-consuming and uncertain than the 510(k) Notification process. To date, we have cleared all of our regulated products with the FDA through the 510(k) Notification process. Of course, we can't guarantee that we will be able to use the 510(k) Notification process for future products. Furthermore, FDA clearance of a 510(k) Notification or approval of a PMA Application is subject to continual review, and the subsequent discovery of previously unknown facts may result in restrictions on a product's marketing or withdrawal of the product from the market.

        We are also required to register as a medical device manufacturer with the FDA and comply with FDA regulations concerning good manufacturing practices for medical devices ("GMP Standards"). In 1997, the FDA expanded the scope of the GMP Standards with new regulations requiring medical device manufacturers to maintain control procedures for the design process, component purchases and instrument servicing. The FDA periodically inspects our manufacturing facilities for compliance with GMP Standards. We believe that we are in substantial compliance with the expanded GMP Standards.

        The FDA also regulates computer software of the type used in The Yellow IRIS and is currently reevaluating the regulation of such software. We can't predict the extent to which the FDA will regulate such software in the future.

        Labeling, advertising and promotional activities for medical devices are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also enforces statutory and policy prohibitions against promoting or marketing medical devices for unapproved uses.

        Many states have also enacted statutory provisions regulating medical devices. The State of California's requirements in this area, in particular, are extensive, and require registration with the state and compliance with regulations similar to the GMP Standards established by the FDA. While the impact of such laws and regulations has not been significant to date, it is possible that future developments in this area could affect us both materially and adversely.

        In addition to domestic regulation of medical devices, many of our products are subject to regulations in foreign jurisdictions. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. We have not yet applied for regulatory clearances or approvals to market The Yellow IRIS in most of these foreign countries. Our business strategy includes expanding the geographic distribution of these and other products, and we cannot guarantee that we will be able to secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and we cannot be sure that new laws or regulations will not have a material adverse effect on our existing business or future plans. Among other things, CE Mark certifications are, or may soon be, required for the sale of many products in certain international markets such as the European Community. We do not plan to pursue CE Mark certification for The Yellow IRIS until we have completed our new platform, and this may hinder foreign sales of The Yellow IRIS in the interim.

        Our products are also subject to regulation by the United States Department of Commerce export controls, primarily as they relate to the associated computers and peripherals. We have not experienced any material difficulties in obtaining necessary export licenses to date.

SEGMENT AND GEOGRAPHIC INFORMATION

        See Note 17 to the Consolidated Financial Statements, "Segment and Geographic Information," for financial information regarding our operating segments and geographic areas.

EMPLOYEES

        At December 31, 1999, we had 143 full-time employees, which is comparable to the number of employees at the end of 1998. Of this number, 39 people were employed by Perceptive Scientific Instruments, a business we plan to sell. Please see "Management's Discussion and Analysis-Discontinued Business Operations" on p. 17 for a discussion of these plans. We also use outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and we believe that our employee relations are satisfactory.

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

        COMPARATIVE GENOMIC HYBRIDIZATION(CGH). A molecular biology method to globally view DNA for gain or loss (amplifications or deletions) of genetic material using a FISH procedure.

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

        MULTIPLEX FLUORESCENT IN-SITU HYBRIDICATION (M-FISH). A procedure which utilizes a multiple combination of unique sequence DNA probes and fluorescent markers to label all 22 chromosome pairs and 2 sex chromosomes in 24 unique colors, permitting easy and rapid identification of chromosomal breakage and rearrangements (translocations) such as often observed in cancer cells.

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

ITEM 2. PROPERTIES

        We lease all of our facilities. The leases expire at various times over the next three years. Our headquarters are located at 9162 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leaseholds as of December 31, 1999:

                                  Approximate Floor-            Monthly
Location                          Space  (Sq. Ft.)                Rent               Use
--------                          ----------------                ----               ---
Chatsworth, CA                         26,000                   $14,600         Sales and Marketing, Research and Development,
                                                                                Manufacturing and Corporate Administration

Norwood, MA                            11,000                   $ 7,800         Sales and Marketing, Research and Development and
                                                                                Manufacturing

        We believe our facilities are adequate to meet our current needs. Although we have limited expansion space at our Chatsworth facility, we believe we can accommodate planned growth at this facility for the near term by leasing additional office space for certain non-manufacturing related activities, making modifications to the Chatsworth facility and adding a second shift to our manufacturing operations.

ITEM 3. LEGAL PROCEEDINGS

        In October 1999, we were awarded $132,500 from the arbitration against Digital Imaging Technologies, Inc. (DITI), the former owner of our Perceptive Scientific Instruments genetic analysis business. The arbitration was conducted under the auspices of the American Arbitration Association. The arbitration panel found that while certain representations, warranties and covenants in the purchase agreement for the transaction had been breached by DITI, these breaches did not damage us significantly. See "Legal Proceedings" in the our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 for historical information on the arbitration.

        We are involved in routine litigation arising in the ordinary course of our business, and, while we cannot predict the outcome of these proceedings, we believe they will not materially or adversely affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We did not submit any matters to vote of security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        IRIS Common Stock is traded on the American Stock Exchange under the symbol "IRI." The closing price of the Common Stock on March 15, 2000 was $2-13/16 per share. The table below sets forth high and low closing prices reported by American Stock Exchange for the period January 1, 1998 through December 31, 1999:

                                          Price per share
                                        -------------------
                                        High            Low
                                        ----            ---
FISCAL 1998
         First Quarter .......       $4-11/16         $3-1/4
         Second Quarter ......          4-1/8              2
         Third Quarter .......          2-3/8         1-1/16
         Fourth Quarter ......          1-1/2            3/4

FISCAL 1999
         First Quarter .......         $1-1/8         $11/16
         Second Quarter ......          1-1/2           9/16
         Third Quarter .......          1-1/4          15/16
         Fourth Quarter ......         1-3/16           9/16

        As of March 15, 2000, we had approximately 4,100 holders of record of our common stock.

        We intend to use all available funds in business development and debt repayment. As a result, we do not expect to pay any cash dividends for the foreseeable future. Furthermore, we may not pay any cash dividends on the Common Stock, or repurchase any shares of the Common Stock, without the written consent of our lender, Foothill Capital Corporation, and the holders of a majority of the outstanding shares of Series B Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

        This information as of December 31, 1998 and 1999 and for the years ended December 31, 1997, 1998 and 1999, is derived in part from, and should be read in conjunction with Management's Discussion and Analysis and the Company's Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

                                                                      Year Ended December 31,
                                                  ----------------------------------------------------------------
                                                   1995(1)       1996(1)       1997(1)       1998(1)       1999(1)
                                                  --------      --------      --------      --------      --------
FINANCIAL STATEMENT DATA                                          (in thousands, except per share data)
Net revenue .................................     $ 14,488      $ 18,130      $ 20,724      $ 21,581      $ 25,725
Operating income (loss) from continuing
  operations ................................       (1,802)       (2,419)        1,007         2,202           390
Interest and other income (expense), net ....          282          (437)       (1,099)       (1,115)         (947)
Income (loss) from continuing operations ....        2,126        (2,441)          (58)          667        (1,088)
Income (loss) from continuing operations
  per share - basic .........................          .35          (.40)         (.01)          .11          (.15)
Income (loss) from continuing operations
  per share - diluted .......................          .34          (.40)         (.01)          .09          (.15)
Working capital .............................       11,234         1,914         1,650         3,570         5,092
Total assets ................................       22,203        37,860        32,735        32,107        26,661
Long term debt, including current portion ...          311        13,000        10,942        10,442         8,700
Total liabilities ...........................        3,261        24,096        17,942        17,108        16,439
Shareholders' equity ........................       18,942        13,765        14,792        14,999        10,222
Other Financial Data
Operating income (loss) from continuing
  operations as adjusted(2) .................        1,098          (560)        2,346         2,395         4,549

-------------

(1) The year ended December 31, 1995 includes write-offs of acquired in process research and development totaling $2.9 million. The year ended December 31, 1996 also includes unusual charges totaling $1.9 million relating primarily to pooling-of-interest expenses, the write-off of deferred public offering costs, expenses relating to litigation and arbitration matters, severance and other incremental costs associated with a restructuring of the Company's personnel. The year ended December 31, 1997 includes unusual charges totaling $1.3 million relating to expenses for litigation and assets related to the White IRIS leukocyte differential analyzer program, the write-off of deferred private offering costs and the write-off of goodwill no longer considered recoverable. The year ended December 31, 1998 includes unusual charges totaling $193,000 primarily for legal expenses associated with an arbitration matter. Unusual charges in the year ended December 31, 1999 totaled $4.2 million and primarily relate to a litigation settlement, write-off of assets related to the White IRIS leukocyte differential analyzer program and a retirement agreement.

(2) Operating income (loss) from continuing operations as adjusted represents operating income (loss) from continuing operations before the write-off of acquired in-process research and development totaling $2.9 million in the year ended December 31, 1995 and before unusual charges of $1.9 million, $1.3 million, $193,000 and $4.2 million in the years ended December 31, 1996, 1997, 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        In March of 2000, we entered into a letter of intent to sell
Perceptive Scientific Instruments, our genetic analysis business. In light of our plans to sell Perceptive Scientific Instruments, we are treating this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information in this Annual Report. For a further discussion of our plans to sell this business, please see the section below on page 17 entitled "Discontinued Business Operations."

OVERVIEW

        We generate revenues primarily from sales of The Yellow IRIS urinalysis workstation, an IVD imaging system based on our patented and proprietary AIM technology, and the related supplies and service required to operate this workstation. We also earn revenues from sales of ancillary lines of small laboratory instruments and supplies.

        Until 1996, we marketed just two models of The Yellow IRIS urinalysis workstation. These models differ mainly in speed and price. In 1996, we introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system. This model is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories.

        In December 1997, we began distributing the IRIS/Sysmex UF-100 urine cell analyzer in the United States under an exclusive agreement with its manufacturer, Sysmex Corporation. We did not have significant sales of the UF-100 in 1998 or 1999. In September 1998, Sysmex started procedures to end the exclusive nature of our distribution rights, claiming inadequate sales performance. We denied these allegations. Sysmex has announced that its U.S. subsidiary will distribute the UF-100 in North America. We may take legal action. We cannot predict the impact on the Company of this announcement or any legal action we may take.

        Because of the nature of our business, we make significant investments in research and development for new products and enhancements to existing products. In the past, we have partially funded our research and development programs through grants from the National Institutes of Health, joint development programs with strategic partners and Company-sponsored research and development entities. We anticipate that future expenditures on research and development will increase significantly and will be funded entirely out of the Company's earnings. See "Business -- Research and Development."

        The following table summarizes total product technology expenditures for the periods indicated:

                                                                                  Year Ended December 31,
                                                                             ---------------------------------
                                                                              1997         1998         1999
                                                                             ------       ------       -------
                                                                                      (in thousands)
Research and development expense, net ................................       $1,600       $1,879       $ 1,124
Capitalized software development costs ...............................          366          179           248
Reimbursed costs for research and development grants and contracts ...          517          140            (3)
                                                                             ------       ------       -------
         Total product technology expenditures .......................       $2,483       $2,198       $ 1,369
                                                                             ======       ======       =======


        In 1995, we entered into a joint development project with Poly U/A Systems, Inc. for development of several new products to enhance automated urinalysis. Subsequently, certain disputes arose with the Poly U/A shareholders. In 1999, we made a tender offer to acquire all of the outstanding shares of Poly U/A stock for a package of IRIS securities with an estimated value of up to $1.5 million. Approximately 79% of the outstanding shares of Poly U/A were tendered in this transaction. We have recorded the cost of purchasing Poly U/A stock as a litigation settlement expense. Poly U/A is now a majority-owned subsidiary of IRIS, and is accounted for accordingly.

RESULTS OF OPERATIONS

        COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31,
1998

        Net revenues for the year ended December 31, 1999 increased to $25.7 million from $21.6 million, an increase of $4.1 million, or 19%, over last year. Sales of IVD imaging systems increased to $6.5 million from $5.0 million, an increase of $1.5 million, or 30% from the last year. The increase is due primarily to higher sales to both domestic hospitals and international distributors. Sales of IVD imaging system supplies and services increased to $13.6 million from $11.8 million, an increase of $1.8 million or 15% over last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies increased to $5.3 million from $4.3 million, an increase of $952,000, or 22%.

        Revenues from the urinalysis segment totaled $20.4 million in the current period as compared to $17.0 million last year, an increase of $3.4 million or 20%. This growth is due to increased sales of The Yellow IRIS family of workstations and increased sales of related system supplies and services to the growing installed base. Revenues from small laboratory devices segment increased to $5.3 million in the current period, as compared to $4.6 million last year, an increase of $717,000. If the non-recurring royalty fee earned from the prior year is excluded, small laboratory device sales increased $952,000. This growth is primarily due to increased sales of instruments and consumables to a larger installed base and one of its distributors.

        Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 66% in the current period and is comparable to last year. An increase in proportion of sales of The Yellow IRIS urinalysis workstation to international distributors with associated lower margins and high costs associated with the write-off of The White IRIS inventory were offset by lower costs associated with domestic sales. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 44% for the current period as compared to 46% for the same period last year. This decrease is due to increased revenues while related expenses decreased. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 52% for the current year compared to 55% for last year due to a change in the sales mix and increased volume. The aggregate gross margin totaled 49% for the year ended December 31, 1999, and is comparable to last year's.

        Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 50%, as compared to 68% last year. This decrease results from increased urinalysis supplies and services revenues along with lower associated expenses, partially offset by lower margins on system sales and the write-off of The White IRIS inventory. Cost of goods for small instrument devices segment as a percentage of revenues totaled 52% in the current period, and is comparable to last year. If the nonrecurring royalty fee is excluded, cost of goods sold as a percentage of sales for this segment declined 3% in 1999.

        Marketing and selling expenses totaled $3.3 million, compared to $3.2 million last year, an increase of $72,000, or 2%, due to increased promotional activities associated with The Yellow IRIS urinalysis workstation. Marketing and selling expenses as a percentage of net revenues declined to 13% in 1999 as compared to 15% last year.

        General and administrative expenses increased to $3.5 million from $2.7 million, an increase of $744,000 or 27% from last year. This increase is primarily due to higher liability insurance, management incentives and increased expenses associated with the Office of the Chief Executive and the Board of Directors. General and administrative expenses as a percentage of net revenues totaled 13%, and is comparable to last year.

        Net research and development expenses decreased to $1.1 million for the year ended December 31, 1999, as compared to $1.9 million in 1998. Net research and development expenses decreased as a percentage of revenues from 9% to 4%. Reimbursements under joint development programs decreased by $143,000 from the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $1.4 million from $2.2 million, a decrease of $829,000 or 38% as compared to last year. The decline in total product technology expenditures is due to decreased spending on The Yellow IRIS family of products.

        We began a major project in 1999 to improve The Yellow IRIS urinalysis workstation product line. As a result, we expect significant increases in our net research and development expenses above 1999 levels. We have completed feasibility studies on the proposed improvements. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales.

        Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with a joint development project, intangible assets arising from an acquisition and patents. Amortization of, intangible assets for the year ended December 31, 1999 decreased to $231,000 from $278,000, a decrease of $47,000, or 17%, from the prior year. The decline is the result of the write-off in the third quarter of 1999 of the deferred warrant costs for technology rights.

        The results of operations for the year ended December 31, 1999 include unusual expenses of $4.2 million as compared to $193,000 in the prior year. The increase primarily relates to the write-off of deferred warrant costs ($807,000), write-off of the deferred software development costs associated with The White IRIS ($797,000), settlement with Poly U/A ($1.7 million), legal and other expenses relating to the recently completed DITI arbitration totaled ($392,000) net of recovery of $132,000 and expenses in connection with a retirement agreement ($444,000). The prior year's expenses related to the DITI arbitration.

        The net result of the above described changes is an operating income of $390,000 for the year ended December 31, 1999 as compared to an operating income of $2.2 million in the same period last year. Excluding the litigation settlement and other unusual charges and the write-off of The White IRIS, operating income totaled $4.5 million for 1999 as compared to $2.4 million for last year.

        Interest expense decreased to $966,000 in 1999 from $1.2 million for last year due to reduced indebtedness, partially offset by the effect of increased interest rates on the credit facility.

        For the year ended December 31, 1999, urinalysis segment profits increased to $3.7 million as compared to $2.9 million last year. Excluding the write-off of The White IRIS inventory and software development costs ($926,000) and the deferred warrants costs ($807,000), the urinalysis segment profits would have totaled $5.4 million. This increase is attributable to higher revenues described above and lower operating expenses. Segment profits from the small laboratory devices segment totaled $1.4 million, as compared to $1.1 million last year. If the nonrecurring license fee earned in the prior year were excluded, this segment's profit for last year totaled $844,000 as compared to this year's $1.4 million. The increase results from increased product sales and gross profits. Unallocated corporate expenses totaled $5.6 million in the current period as compared to $2.9 million last year. The increase is due primarily to the recently completed arbitration with DITI, the settlement with Poly U/A and expenses associated with the Office of the Chief Executive and Board of Directors and a retirement agreement.

        The income tax provision for the year ended December 31, 1999 totaled $531,000, as compared to a provision of $420,000 for 1998. The provision for 1999 includes $649,000 relating to an increase in the deferred tax valuation allowance as a result of management's assessment of operating results, net operating losses expected to expire in the near term, and other factors.

        The above factors contributed to a loss from continuing operations of $1,088,000 or $0.15 per share for the year ended December 31, 1999 as compared to income from continuing operations of $667,000 or $0.09 per share for the prior year. Excluding the unusual expenses and the write-off of The White IRIS inventory, related tax benefits and the increase of the deferred income taxes valuation allowance, the Company would have had net income from continuing operations of $2.3 million or $0.30 per diluted share in 1999 and net loss of $789,000, or $0.10 per share in the prior year.

        COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31,
1997

        Net revenues for the year ended December 31, 1998 increased to $21.6 million from $20.7 million, an increase of $857,000, or 4%, over last year. Revenues from sales of urinalysis systems decreased to $5.0 million from $5.6 million, a decrease of $627,000, or 11%. The decrease is due to a decline in domestic sales, partially offset by increased sales to an international distributor. Sales of IVD system supplies and services increased to $11.8 million from $10.1 million, an increase of $1.7 million or 17% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies decreased to $4.3 million from $4.4 million, a decrease of $102,000.

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

        Cost of goods for IVD systems increased as a percentage of their sales to 66% for the year ended December 31, 1998 from 60% for the prior year. The increase is primarily due to lower average selling prices of The Yellow IRIS urinalysis workstations caused by an increased proportion of international sales. Cost of goods for IVD system supplies and services as a percentage of sales of such products decreased to 46% for the current period as compared to 49% for the prior year. The decrease is primarily due to decreased costs and increased selling prices. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 55% for 1998 compared to 53% for the prior year. The increase is primarily due to a change in the sales mix. The net result of these changes resulted in an aggregate gross margin to 49% for 1998, which is comparable to the prior year.

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

        Marketing and selling expenses consist primarily of salaries, commissions and related travel expenses of the Company's direct sales force, as well as salaries for the marketing and distributor relations departments. Marketing and selling expenses totaled $3.2 million for the year ended December 31, 1998, and is comparable to the prior year. Marketing and selling expenses as a percentage of net revenues amounted to 15% in 1998 and 1997.

        General and administrative expenses consist primarily of payroll costs associated with the Company's management and support personnel, facilities related costs and legal and accounting fees. General and administrative expenses increased to $2.7 million for the year ended December 31, 1998 from $2.6 million, an increase of $122,000 or 5% over the prior year, primarily due to additional executive positions, severance charges and charges associated with the repricing of options held by consultants. These increases were partially offset by lower legal and accounting expenses. General and administrative expenses as a percentage of net revenues totaled 13% in 1998 and 1997.

        Net research and development expenses consist of costs incurred for the development of new products and improvements to existing products less third-party reimbursements under joint development programs, grants and research and development contracts. Net research and development expenses increased to $1.9 million for the year ended December 31, 1998 from $1.6 million in the prior year, an increase of $279,000 or 17%, due to increased expenditures and decreased external funding under joint development programs. Net research and development expenses as a percentage of net revenues amounted to 9% in 1998 and 8% in 1997. Reimbursements under joint development programs decreased to $140,000 from $517,000. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, totaled to $2.2 million, as compared to $2.5 million the prior year.

        Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with joint development projects and intangible assets arising from acquisitions and patents. Amortization of intangible assets for the year ended December 31, 1998 decreased to $278,000 from $426,000, a decrease of $148,000 or 35% from the prior period. The decline is primarily the result of the write-off in the fourth quarter of 1997 of goodwill from the digital refractometer product line acquired in 1995.

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

        The net result of the above-described changes was an increase in operating income to $2.2 million in 1998, as compared to $1.0 million in the prior year. For the year ended December 31, 1998, urinalysis segment profits increased to $2.9 million as compared to $2.7 million in the prior year, an increase of $147,000 or 5%. This increase is largely attributable to increased sales of related supplies and service described above, partially offset by a small increase in operating expenses and lower system margins. Segment profits from the small laboratory devices segment totaled $1.1 million in 1998 as compared to $372,000 in 1997. The improvement is due to the increase in this segment's licensing revenues and the write-off in 1997 of goodwill associated with the digital refractometer product line. Unallocated corporate expenses totaled $2.9 million in 1998 as compared to $3.2 million in the prior year, a decrease of $325,000. This is due to decreased unusual charges for deferred offering costs and legal expenses as described above.

        The income tax provision for the year ended December 31, 1998 totaled $420,000 as compared to an income tax benefit of $34,000 for 1997. The income tax benefit for the year ended December 31, 1998 differs from the federal statutory rate due to state, local and foreign income taxes and permanent differences between income reported for financial statement and income tax purposes.

        The above factors contributed to income from continuing operations of $667,000 or $0.09 per diluted share for the year ended December 31, 1998 as compared to a net loss of $58,000 or $0.01 per diluted share for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased to $2.0 million at December 31, 1999 from $389,000 at December 31, 1998. The increase is due to the cash provided by operations in excess of amounts used by investing and financing activities. Cash provided by operations for the year ended December 31, 1999 increased to $3.8 million from $960,000 for the comparable period last year. This increase is primarily due to the decrease in inventory levels, improved operations (excluding unusual noncash write-offs) and increased accrued liabilities.

        Cash used by investing activities totaled $681,000 for the year ended December 31, 1999, as compared to $1.2 million in the prior year. The decrease is primarily due to the decline in expenditures for property and equipment, offset by the proceeds from the sale of The Yellow IRIS urinalysis workstations previously subject to an operating lease.

        The credit facility with Foothill Capital Corporation, a Wells Fargo company, consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The term loan bears interest at the lender's prime rate (8.5% on December 31, 1999) plus 3.0%, and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends. We were not in compliance with one of these financial covenants at year end, and the credit facility has been amended to waive the non-compliance and modify the financial covenants for future periods.

        We began a major project in 1999 to improve The Yellow Iris urinalysis workstation product line. As a result, we expect significant increases in our research and development expenditures. We plan to fund this project with cash from operations.

        Net cash used by financing activities totaled $1.5 million and consisted primarily of principal payments made on the term loan described above and notes payable due to Corange International Limited, an affiliate of the Boehringer Mannheim group of companies, partially offset by net proceeds from borrowings on the revolving line of credit. As of December 31, 1999, $1.7 million was outstanding under the term loan and $655,000 was outstanding under the revolving line of credit; $2.0 million remained available for future borrowings under the revolving credit line.

        We reduced our outstanding debt by $1.8 million in 1999 and we have scheduled principal payments totaling $1.2 million during the next twelve months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for the next 19 months. On July 31, 2001, our $7.0 million subordinated note becomes due and payable. We anticipate that we will have to seek proceeds from a debt or equity financing in order to meet this obligation.

        We issued 198,000 shares of Series B Callable Preferred Stock in connection with the tender offer for Poly U/A. See "--Overview." These shares have a liquidation preference of $3 per share (or an aggregate liquidation preference of $594,000). The "callable" feature entitles us to convert the preferred stock at any time into a number of shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2.00 per share of common stock). The preferred stock will automatically convert under the same formula on August 3, 2002 if we have not converted it sooner. Based on the average closing price of $0.76 for the five-day period ending December 31, 1999, the call price would be the $2.00 minimum, and we could convert the Series B Callable Preferred Stock into 297,000 shares of common stock. The Series B Callable Preferred Stock is non-voting, is not entitled to any preferred dividends, and is not subject to any mandatory or optional redemption provisions. We are not permitted to pay cash dividends on our common stock or to repurchase any shares of our common stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

DISCONTINUED BUSINESS OPERATIONS

        We acquired Perceptive Scientific Instruments in July 1996. Its principal product line is the PowerGene family of genetic analyzers -- IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. In March of 2000, we entered into a letter of intent to sell this business to a well-known international company for an estimated price of $2.5 to $5.0 million in cash. The exact price depends on the results of the buyer's remaining due diligence and the satisfaction of certain conditions. The most significant condition is the successful transfer of certain government research contracts to the buyer, and this may require governmental approval.

        In light of our plans to sell Perceptive Scientific Instruments, we are treating this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information and in this Annual Report to reflect this treatment. However, the letter of intent is not a binding agreement, and we cannot be sure that this transaction will occur. Closing this transaction depends upon the outcome of the buyer's remaining due diligence, the satisfaction of various conditions set by the buyer, negotiating and signing a definitive written sale agreement and board of director approval from both companies. If this sale does not occur, we plan to pursue other opportunities for a disposition of this business.

SHAREHOLDER RIGHTS PLAN

        We adopted a shareholders rights plan in December 1999. The rights are not presently exercisable. They become exercisable only if a person or group acquires 20% or more of our common stock, or announces a tender offer for 20% or more of our common stock, without board approval. If the rights are triggered, all common stockholders (except the hostile party) will be entitled to purchase shares of common stock (or the economic equivalent in preferred stock) at a price based on a substantial discount from the market price of the common stock. The Board of Directors may terminate the plan at any time or redeem the rights prior to their becoming exercisable. The rights expire on December 22, 2009.

NET OPERATING LOSS CARRYFORWARDS

        At December 31, 1999, we had federal net operating loss carryforwards of approximately $17.5 million. If substantially all of our outstanding options and warrants, including the warrants issued in the Poly/UA transaction, are exercised on or before December 31, 1999, these transactions in combination with other prior stock issuances during the past three years would constitute a "change of ownership" under Section 382 of the Internal Revenue

Code. Section 382 imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the applicable federal rate) and the value of the corporation at the time of the change of ownership. Depending on the market price of our common stock at the time a change of ownership occurs, the resulting limitations imposed by Section 382 could trigger a substantial write down in our deferred tax assets and a corresponding charge to earnings in the relevant quarter.

YEAR 2000 PROBLEM

        The Year 2000, or Y2K, problem arose because many existing computer programs use only the last two digits to recognize a year. This issue has not had a material adverse effect on our operations.

MARKET RISK

        Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Interest Rates

        We rely significantly on long- and short-term fixed and variable rate debt in our capital structure. We do not use interest rate swaps to manage any of our floating-rate debt obligations. As of December 31, 1999, our debt obligations consisted of (1) $7.0 million outstanding under an 8.5% fixed rate subordinated note, (2) $1.7 million outstanding under a variable rate term loan and (3) $655,000 outstanding under a variable rate revolving line of credit. The variable rate obligations are based upon the lender's prime rate. See "-- Liquidity and Capital Resources." Assuming an increase of one-half of a percentage point in the lender's prime rate on January 1, 2000 and no principal payments for the remainder of the year, our total interest expense would increase by less than $100,000 for 2000 as compared to 1999.

Foreign Currencies

        We are subject to some currency risk on a portion of our licensing revenues. This portion is calculated quarterly based on sales results in Japanese Yen and subsequently converted into United States dollars at the then current exchange rate.

INFLATION

        We do not foresee any material impact on our operations from inflation.

HEALTHCARE REFORM POLICIES

        In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other third-party payors could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our business.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by that Private Securities Litigation Reform Act of 1995. Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things,

        - our ability to secure additional financing to repay the remaining principal balance of our long-term debt and to fund our long-term business strategy,

        - unexpected technical and marketing difficulties inherent in major product development efforts such as the new platform for The Yellow IRIS,

        - the potential need for changes in our long-term strategy in response to future developments,

        - future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by our products,

        - rapid technological change in the microelectronics and software industries, and

        - increasing competition from imaging and non-imaging based in-vitro diagnostic products.

        We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 to this Annual Report. Stockholders should understand that the uncertainties and other factors identified in this Annual Report and in Exhibit 99 are not a comprehensive list of all the uncertainties and other factors which may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors which could affect those statements.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company is presently evaluating the impact, if any, that this may have on the Company's revenue recognition policies.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference from "Directors and Executive Officers" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2000 Annual Meeting of IRIS Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference from "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2000 Annual Meeting of IRIS Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2000 Annual Meeting of IRIS Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference from "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2000 Annual Meeting of IRIS Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

                                                                                 Page
                                                                                 ----
1. Index To Financial Statements

   Report of Independent Public Accountants .................................... F-1
   Consolidated Balance Sheets at December 31, 1999 and 1998 ................... F-2
   Consolidated Statements of Operations for the Years
           Ended December 31, 1999, 1998 and 1997 .............................. F-3
   Consolidated Statements of Shareholders' Equity for the
           Years Ended December 31, 1999, 1998 and 1997 ........................ F-5
   Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1999, 1998 and 1997 .............................. F-8
   Consolidated Statements of Comprehensive Income for the
           Years Ended December 31, 1999, 1998 and 1997 ........................ F-9
   Notes to Consolidated Financial Statements .................................. F-10

2. Financial Statement Schedules Covered by the Foregoing Report of Independent
           Public Accountants

           Schedule II -- Valuation and Qualifying Accounts .................... F-26

        Other financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

        3.      Exhibits

Exhibit                                                                                    Reference
Number               Description                                                           Document
------               -----------                                                           --------
3.1(a)   Certificate of Incorporation, as amended                                            (1)
3.1(b)   Certificate of Designations of Series A Convertible Preferred Stock                 (2)
3.1(c)   Certificate of Designations of Series B Callable Preferred Stock                    (3)
3.1(d)   Certificate of Designations, Preferences and Rights of Series C Preferred Stock     (4)
3.2      Restated Bylaws                                                                     (5)
4.1      Specimen of Common Stock Certificate                                                (6)
4.2      Certificate of Designations of Series A Convertible Preferred Stock                 (2)
4.3      Certificate of Designations of Series B Callable Preferred Stock                    (3)
4.4      Certificate of Designations, Preferences and Rights of Series C Preferred           (4)

         Stock
10.1     Lease of the Company's headquarters facility, as amended                                                  (7)
10.2(d)  1994 Stock Option Plan and forms of Stock Option Agreements                                               (8)
10.2(e)  Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan                                (9)
10.2(f)  Employee Stock Purchase Plan                                                                              --
10.2(g)  1997 Stock Option Plan and form of Stock Option Agreement                                                (10)
10.2(h)  1998 Stock Option Plan and form of Stock Option Agreement                                                (11)
10.3(a)  Various Agreements with Sysmex Corporation,   formerly TOA Medical Electronics Company, Ltd.             (12)

10.3(b)  Patent License Agreement dated April 1, 1997 between the Company and Sysmex Corporation,                 (13)
         formerly TOA Medical Electronics Company, Ltd.
10.3(c)  Amendment No. 1 to Patent License Agreement dated February 29, 2000                                       --
10.3(d)  Termination, Release and Reassignment of Security Interest dated October 30, 1997 executed by            (13)
         Sysmex Corporation, formerly TOA Medical Electronics Company, Ltd. in favor of the Company

10.4(a)  Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and           (14)
         Boehringer Mannheim Corporation
10.4(b)  Amendment to Distribution Agreements                                                                     (15)
10.5(a)  Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A             (16)
         Systems, Inc.
10.5(b)  Research and Development Agreement dated as of September 29, 1995 between the Company and Poly           (16)
         U/A Systems, Inc.
10.5(c)  $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in favor of the            (16)
         Company
10.5(d)  Form of Series D Warrant                                                                                 (13)
10.5(g)  Form of Series E Warrant                                                                                 (13)
10.6(a)  Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and                  (9)
         Digital Imaging Technologies, Inc.
10.6(b)  Restated Warrant Certificates dated July 31, 1996, originally issued in connection with the acquisition of Perceptive Scientific Instruments, Inc., to purchase 875,000 shares of
         Common Stock of the Company                                                                                -
10.6(c)  Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging Systems,           (9)
         Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of the Company (now known as
         Perceptive Scientific Instruments, Inc.)

10.7     $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of Digital                (9)
         Imaging Technologies, Inc.
10.8(a)  Loan and Security Agreement dated as of May 5, 1998 among the Company, Perceptive Scientific             (17)
         Instruments, Inc., and StatSpin, Inc., on the one hand, and Foothill Capital Corporation, on the other hand.
10.8(b)  Intellectual Property Security Agreement dated as of May 5, 1998 between the Company and                 (17)
         Foothill Capital Corporation
10.8(c)  Copyright Security Agreement dated as of May 5, 1998 between the Company and Foothill Capital            (17)
         Corporation
10.8(d)  Intellectual Property Security Agreement dated as of May 5, 1998 between Perceptive Scientific           (17)
         Instruments, Inc. and Foothill Capital Corporation
10.8(e)  Copyright Security Agreement dated as of May 5, 1998 between Perceptive Scientific Instruments,          (17)
         Inc. and Foothill Capital Corporation
10.8(f)  Security Agreement -- Stock Pledge dated as of May 5, 1998 between Perceptive Scientific                 (17)
         Instruments, Inc. and Foothill Capital Corporation
10.8(g)  Intellectual Property Security Agreement dated as of May 5, 1998 between StatSpin, Inc. and              (17)
         Foothill Capital Corporation
10.8(h)  Amendment Number One to Loan and Security Agreement dated as of March 23, 1999 among the
         Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc., on the one hand, and
         Foothill Capital Corporation,                                                                             (18)

         on the other hand
10.8(i)  Amendment Number One to Security Agreement -- Stock Pledge dated as of March 23, 1999 among the          (18)
         Company and Perceptive Scientific Instruments, LLC, on the one hand, and Foothill Capital
         Corporation, on the other hand

10.8(j)  Amendment to Copyright Security Agreement dated as of March 23, 1999 among the Company and               (18)
         Perceptive Scientific Instruments, LLC, on the one hand, and Foothill Capital Corporation, on the other hand
10.8(k)  Amendment to Intellectual Property Security Agreement dated as of March 23, 1999 among the               (18)
         Company and Perceptive Scientific Instruments, LLC, on the one hand, and Foothill Capital
         Corporation, on the other hand
10.8(l)  Amendment Number Two to Loan and Security Agreement dated as of March 19, 1999 among the                 (18)
         Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc., on the one hand, and
         Foothill Capital Corporation, on the other hand.
10.8(m)  Amendment Number Three to the Loan and Security Agreement dated as of April 16, 1999 among the Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc., on the one hand,
         and Foothill Capital Corporation, on the other hand                                                       --
10.8(o)  Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank                         (13)
10.8(p)  Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank                         (13)
10.9(a)  Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex Convertible Growth            (2)
         Fund I, L.P.
10.9(b)  Registration Rights Agreement dated December 31, 1996 by and between the Company and Thermo               (2)
         AMEX Convertible Growth Fund I, L.P.
24       Consent of PricewaterhouseCoopers LLP                                                                     --
27       Financial Data Schedule 1999                                                                              --
99       Disclosure Regarding Risk Factors And Forward-Looking Statements                                          --

        Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1) Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)     Current Report on Form 8-K dated January 15, 1997.
(3)     Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4)     Current Report on Form 8-K dated January 26, 2000.
(5)     Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(6) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).
(7) Annual Report on Form 10-K for the year ended December 31, 1989, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and Annual Report on Form 10-K for the year ended December 31, 1994.
(8) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(9)     Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(10) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
(11) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).
(12) Current Report on Form 8-K dated July 15, 1988 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(13)    Annual Report on Form 10-K for the year ended December 31, 1997.
(14)    Annual Report on Form 10-K for the year ended December 31, 1994.
(15)    Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(16)    Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.
(17)    Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(18)    Annual Report on Form 10-K for the year ended December 31, 1998.

(b)     Reports on Form 8-K.

                We did not file any reports on Form 8-K during the quarter ended December 31, 1999.

(c)     See (a)(3) above.

(d)     See (a)(1) and (2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 30, 2000.

                                            INTERNATIONAL REMOTE IMAGING
                                            SYSTEMS, INC.

                                            By: /s/  John A O'Malley

                                            John A. O'Malley
                                            Chairman of the Board, President
                                            and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                                   Date
---------                         -----                                   ----
/s/ John A. O'Malley              Chairman of the Board, President        March 30, 2000
---------------------------       and Chief Executive Officer
John A. O'Malley                  (Principal Executive Officer)

/s/ Donald E. Horacek             Assistant Secretary and Controller      March 30, 2000
---------------------------       (Principal Accounting Officer)
Donald E. Horacek

/s/ Steven M. Besbeck             Director                                March 30, 2000
---------------------------
Steven M. Besbeck

/s/ Thomas F. Kelley              Director                                March 30, 2000
---------------------------
Thomas F. Kelley

/s/ Richard G. Nadeau             Director                                March 30, 2000
---------------------------
Richard G. Nadeau

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of International Remote Imaging Systems, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 present fairly, in all material respects, the financial position of International Remote Imaging Systems, Inc., and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 17, 2000

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               At December 31,
                                                                                      --------------------------------
                                                                                          1998                1999
                                                                                      ------------        ------------
Current assets:
Cash and cash equivalents                                                             $    389,495        $  2,034,593
Accounts receivable, net of allowance for doubtful
  accounts of $271,544 in 1998 and $516,047 in 1999                                      5,615,799           6,444,865
Inventories                                                                              4,503,446           3,360,468
Prepaid expenses and other current assets                                                  251,483             355,935
Deferred tax asset                                                                         942,589           1,005,908
                                                                                      ------------        ------------
      Total current assets                                                              11,702,812          13,201,769

Property and equipment, at cost, net of accumulated depreciation                         2,004,661           1,553,942
Purchased intangibles                                                                    7,512,100             258,295
Software development costs, net of accumulated amortization of
  $1,558,597 in 1998 and $1,782,410 in 1999                                              1,097,907             474,616
Deferred tax asset                                                                       7,914,129          10,351,336
Other assets                                                                             1,875,475             821,167
                                                                                      ------------        ------------
      Total assets                                                                    $ 32,107,084        $ 26,661,125
                                                                                      ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings                                                                 $    464,769        $    655,036
Current portion of long-term debt                                                        1,742,027           1,200,000
Accounts payable                                                                         2,871,613           2,466,389
Accrued expenses                                                                         2,259,802           2,647,975
Deferred income - service contracts and other                                              794,688           1,140,737
                                                                                      ------------        ------------
      Total current liabilities                                                          8,132,899           8,110,137

Subordinated note payable                                                                7,000,000           7,000,000
Deferred income - service contracts and other                                              274,798             829,281
Notes payable, long-term portion                                                         1,700,000             500,000
                                                                                      ------------        ------------
      Total liabilities                                                                 17,107,697          16,439,418

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par value; Authorized:  3,000,000 shares:
  Convertible Series A Shares issued and outstanding: 1998 - 3,000, 1999 - none
  ($3,000,000 liquidation preference)                                                           30                  --
  Callable Series B Shares issued and outstanding: 1998 - none, 1999 - 198,000
  ($594,000 liquidation preference)                                                             --               1,980
Common stock, $.01 par value
  Authorized:  15,600,000 shares
  Shares issued and outstanding:  1998 - 6,432,875, 1999 - 9,347,325                        64,328              93,473
Additional paid-in capital                                                              38,134,290          39,529,777
Unearned compensation                                                                     (204,294)
                                                                                                              (153,108)
Foreign currency translation adjustment                                                     47,510              67,207
Accumulated deficit                                                                    (23,042,477)        (29,317,622)
                                                                                      ------------        ------------
      Total shareholders' equity                                                        14,999,387          10,221,707
                                                                                      ------------        ------------
      Total liabilities and shareholders' equity                                      $ 32,107,084        $ 26,661,125
                                                                                      ============        ============

---------------
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                       1997                1998                1999
                                                                   ------------        ------------        ------------
Sales of IVD imaging systems ...............................       $  5,612,308        $  4,985,718        $  6,505,821
Sales of IVD imaging system supplies and service ...........         10,061,314          11,785,184          13,611,676
Sales of small instruments and supplies ....................          4,447,418           4,345,304           5,297,385
Royalty and license revenues ...............................            603,076             464,972             310,587
                                                                   ------------        ------------        ------------

Net revenues ...............................................         20,724,116          21,581,178          25,725,469
                                                                   ------------        ------------        ------------

Cost of goods - IVD imaging systems ........................          3,361,929           3,265,761           4,310,069
Cost of goods - IVD imaging system
  supplies and service .....................................          4,891,654           5,436,253           5,982,376
Cost of goods - small instruments
  and supplies .............................................          2,345,909           2,378,206           2,765,261
                                                                   ------------        ------------        ------------

Cost of goods sold .........................................         10,599,492          11,080,220          13,057,706
                                                                   ------------        ------------        ------------

Gross margin ...............................................         10,124,624          10,500,958          12,667,763

Marketing and selling ......................................          3,155,736           3,228,827           3,300,576
General and administrative .................................          2,597,488           2,719,517           3,463,345
Research and development, net ..............................          1,600,313           1,879,226           1,124,240
Amortization of intangibles ................................            425,576             278,015             230,784
Unusual charges (Note 16) ..................................          1,338,338             193,186           4,158,894
                                                                   ------------        ------------        ------------

Total operating expenses ...................................          9,117,451           8,298,771          12,277,839

Operating income ...........................................          1,007,173           2,202,187             389,924

Other income (expense):
   Interest income .........................................             52,354              33,935              35,310
   Interest expense ........................................         (1,208,131)         (1,162,634)           (966,001)
   Other income (expense) ..................................             56,423              13,462             (16,255)
                                                                   ------------        ------------        ------------

Income (loss) from continuing operations before
  benefit (provision) for income taxes .....................            (92,181)          1,086,950            (557,022)

Income tax benefit (provision)..............................             34,107            (420,136)           (530,902)
                                                                   ------------        ------------        ------------

Income (loss) from continuing operations ...................            (58,074)            666,814          (1,087,924)

Loss from operations of discontinued segment, net of tax benefit of
of $258,893, $539,876 and $2,958,566, respectively .........           (445,214)         (1,051,587)         (5,187,221)
                                                                   ------------        ------------        ------------

                                                                 For the Year Ended December 31,
                                                     -------------------------------------------------------
                                                          1997                1998                  1999
                                                     -------------        -------------        -------------
Net loss .......................................          (503,288)            (384,773)          (6,275,145)

Less imputed preferred stock dividend ..........          (450,000)                  --                   --
                                                     -------------        -------------        -------------

Net loss attributable to common shareholders ...     $    (953,288)       $    (384,773)       $  (6,275,145)
                                                     =============        =============        =============

Income (loss) per share - basic:
  Income (loss) from continuing operations .....     $       (0.01)       $        0.11        $       (0.15)
  Loss from operations of discontinued segment               (0.07)               (0.17)               (0.71)
    Imputed preferred dividends ................             (0.08)                  --                   --
                                                     -------------        -------------        -------------

Loss per share attributable to common
  shareholders - basic .........................     $       (0.16)       $       (0.06)       $       (0.86)
                                                     =============        =============        =============

Income (loss) per share- diluted:
  Income (loss) from continuing operations .....     $       (0.01)       $        0.09        $       (0.15)
  Loss from operations of discontinued segment..             (0.07)               (0.14)               (0.71)
  Imputed preferred dividends ..................             (0.08)                  --                   --
                                                     -------------        -------------        -------------

Loss per share attributable to common
  shareholders --diluted .......................     $       (0.16)       $       (0.05)       $       (0.86)
                                                     =============        =============        =============

Weighted average number of
   common shares outstanding - basic ...........         6,019,041            6,310,312            7,260,390
                                                     =============        =============        =============

Weighted average number of
  common shares outstanding - diluted ..........         6,019,041            7,688,202            7,260,390
                                                     =============        =============        =============

---------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        Convertible Series A                            Additional
                                           Preferred Stock       Common Stock            Paid-In       Treasury
                                           Shares   Amount    Shares       Amount        Capital         Stock
                                           ------   ------    ------       ------        -------         -----
Balance December 31, 1996 .............    3,000     $30     5,911,890     $59,118     $36,311,535     $(103,500)

Common stock issued
On exercise of stock options ..........       --      --        13,901         139          33,466            --

Common stock issued under Employee
Stock Purchase Plan:
For Cash ..............................       --      --        34,964         350         140,458            --
for Services ..........................       --      --        34,964         350         140,458            --

Issuance of stock options for
   services ...........................       --      --            --          --          73,680            --

Common stock and warrants to purchase
common stock issued for cash on
exercise of warrants ..................       --      --       188,633       1,886         676,492            --

Issuance of common stock and warrants
in satisfaction of accounts payable ...       --      --        75,376         754         282,947            --

Issuance of warrants to purchase
common stock in connection with bank
debt renewal ..........................       --      --            --          --         129,500            --

Amortization of unearned
compensation ..........................       --      --            --          --              --            --

Foreign currency translation ..........       --      --            --          --              --            --
adjustment

Net loss ..............................       --      --            --          --              --            --
                                           -----     ---     ---------     -------     -----------     ---------

Balance,
  December 31, 1997 ..................     3,000     $30     6,259,728     $62,597     $37,788,536     $(103,500)

                                                                Foreign Currency
                                               Unearned           Translation            Accumulated
                                             Compensation          Adjustment               Deficit                   Total
                                             ------------        ----------------           -------                   -----
Balance December 31, 1996 ...............     $(385,879)            $ 37,791             $(22,154,416)             $ 13,764,679

Common stock issued
On exercise of stock options ............            --                   --                       --                    33,605

Common stock issued under Employee
Stock Purchase Plan:
For Cash ................................            --                   --                       --                   140,808
for Services ............................      (140,808)                  --                       --                        --

Issuance of stock options for services...       (73,680)                  --                       --                        --

Common stock and warrants to purchase
common stock issued for cash on
exercise of warrants ....................            --                   --                       --                   678,378

Issuance of common stock and warrants
in satisfaction of accounts payable .....            --                   --                       --                   283,701

Issuance of warrants to purchase
common stock in connection with bank
debt renewal ............................            --                   --                       --                   129,500

Amortization of unearned
compensation ............................       266,872                   --                       --                   266,872

Foreign currency translation ............            --               (1,914)                      --                    (1,914)
adjustment

Net loss ................................            --                   --                 (503,288)                 (503,288)
                                              ---------             --------             ------------              ------------

Balance,
  December 31, 1997 .....................     $(333,495)            $ 35,877             $(22,657,704)             $ 14,792,341

-------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                          Convertible Series A                                        Additional
                                            Preferred Stock               Common Stock                 Paid-In            Treasury
                                            Shares    Amount          Shares         Amount            Capital             Stock
                                            ------    ------          ------         ------            -------             -----
Balance forward .........................    3,000       $30        6,259,728        $ 62,597        $ 37,788,536        $(103,500)

Common stock issued
on exercise of stock options ............       --        --           37,732             377             113,952          (25,932)

Common stock issued under Employee
Stock Purchase Plan:
for Cash ................................       --        --           48,400             484              76,345               --
for Services ............................       --        --          108,775           1,088             174,187

Issuance of stock options for services...       --        --               --              --              12,000               --

Common stock and warrants to purchase
common stock issued for cash on
exercise of warrants and issuance of
warrants, net of expenses ...............       --        --           12,778             128              39,905               --

Retire treasury stock ...................       --        --          (34,538)           (346)           (129,086)         129,432

Charge for repricing options held by
non-employees ...........................       --        --               --              --              58,451               --

Amortization of unearned
compensation ............................       --        --               --              --                  --               --

Foreign currency translation ............       --        --               --              --                  --               --
adjustment

Net loss ................................       --        --               --              --                  --               --
                                             -----       ---       ----------        --------        ------------        ---------

Balance,
  December 31, 1998 .....................    3,000       $30        6,432,875        $ 64,328        $ 38,134,290               --

                                                                Foreign
                                                                Currency
                                                 Unearned      Translation     Accumulated
                                               Compensation     Adjustment        Deficit               Total
                                               ------------     ----------        -------               -----
Balance forward ..........................       $(333,495)       $35,877       $(22,657,704)       $ 14,792,341

Common stock issued
on exercise of stock options .............              --             --                 --              88,397

Common stock issued under Employee
Stock Purchase Plan:
for Cash .................................              --             --                 --              76,829
for Services .............................        (126,049)            --                 --              49,226

Issuance of stock options for services ...         (12,000)            --                 --                  --

Common stock and warrants to purchase
common stock issued for cash on
exercise of warrants and issuance of
warrants, net of expenses ................              --             --                 --              40,033

Retire treasury stock ....................              --             --                 --                  --

Charge for repricing options held by
non-employees ............................              --             --                 --              58,451

Amortization of unearned
compensation .............................         267,250             --                 --             267,250

Foreign currency translation .............              --         11,633                 --              11,633
adjustment

Net loss .................................              --             --           (384,773)           (384,773)
                                                 ---------        -------       ------------        ------------

Balance,
  December 31, 1998 ......................       $(204,294)       $47,510       $(23,042,477)       $ 14,999,387

---------------

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                          Convertible Series A     Callable Series B
                                            Preferred Stock         Preferred Stock             Common Stock
                                           Shares      Amount      Shares     Amount       Shares           Amount
                                          -------     -------     -------     ------      ---------         -------
Balance forward..........................   3,000         $30         --         --       6,432,875         $64,328

Common stock issued under Employee
Stock Purchase Plan:
for Cash.................................                                                   300,050           3,001
for Services............................                                                     20,400             204

Issuance of stock options for services...      --          --                                    --

Issuance of Series B Convertible
Preferred Stock and common stock in
connection with litigation settlement....                         198,000    $1,980         594,000           5,940

Conversion of Series A Preferred Stock...  (3,000)        (30)                            2,000,000          20,000

Amortization of unearned
compensation.............................

Foreign currency translation
adjustment...............................

Net loss.................................


Balance,
  December 31, 1999......................      --          --     198,000     $1,980      9,347,325         $93,473
                                          =======     =======     =======     ======      =========         =======


                                                                               Foreign
                                          Additional                           Currency
                                            Paid-In           Unearned        Translation    Accumulated
                                            Capital         Compensation      Adjustment      Deficit            Total
                                           -----------        ---------       -----------   ------------      -----------
Balance forward..........................  $38,134,290        $(204,294)        $47,510     $(23,042,477)     $14,999,387

Common stock issued under Employee
Stock Purchase Plan:
for Cash.................................      220,161         (111,582)                                          111,580
for Services.............................       15,096           (7,650)                                            7,650

Issuance of stock options for services...       12,000          (12,000)                                              --

Issuance of Series B Convertible
Preferred Stock and common stock in
connection with litigation settlement....    1,168,200                                                          1,176,120

Conversion of Series A Preferred Stock...      (19,970)                                                                --

Amortization of unearned
compensation.............................                       182,418                                           182,418

Foreign currency translation                                                     19,697                            19,697
adjustment...............................

Net loss.................................                                                     (6,275,145)      (6,275,145)
                                                                                            -------------     -----------

Balance,
  December 31, 1999......................  $39,529,777        $(153,108)        $67,207     $(29,317,622)     $10,221,707
                                           ===========        ==========        =======     =============     ===========

---------------

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Year Ended December 31,
                                                                       -------------------------------------------------
                                                                          1997               1998               1999
                                                                       -----------        -----------        -----------
Cash flows from operating activities:
     Net loss ..................................................       $  (503,288)       $  (384,773)       $(6,275,145)
   Adjustments to reconcile net loss to net  cash
    provided by operations:
     Deferred tax benefit ......................................          (403,000)          (212,418)        (2,500,526)
     Depreciation and amortization .............................         3,413,125          2,475,169          2,006,332
     Provision for impairment of certain assets ................                --                 --          8,160,978
     Common stock and stock option compensation ................           266,872            325,701            182,417
      Litigation settlement payable in equity securities .......                --                 --          1,520,371
     (Gain) loss on disposal of property and equipment .........            62,844                 --            (87,158)
     Allowance for doubtful accounts ...........................           177,974            119,296            534,653
   Changes in assets and liabilities:
     Accounts receivable - trade and other .....................          (153,983)          (466,176)          (931,541)
     Service contracts, net ....................................           201,505             29,300            405,695
     Inventories ...............................................           911,563           (880,254)           850,661
     Prepaid expenses and other current assets .................           (66,386)           (15,010)          (105,939)
     Other assets ..............................................           (59,339)          (235,926)           (14,382)
     Accounts payable ..........................................        (1,686,728)           260,790           (399,525)
     Accrued expenses ..........................................            84,071            (27,557)           419,087
     Deferred income - other ...................................          (279,591)           (28,550)                --
                                                                       -----------        -----------        -----------
   Net cash provided by operating activities ...................         1,965,639            959,592          3,765,978
                                                                       -----------        -----------        -----------

Cash flows from investing activities:
     Acquisition of property and equipment .....................          (949,841)        (1,026,475)          (438,069)
     Sales of property and equipment ...........................                --                 --            125,000
     Acquisition of business and product line, net of
          cash acquired or adjustments to cost of business .....                --            167,790
     Software development costs ................................          (534,855)          (352,797)          (367,502)
     Maturities of securities ..................................           642,589             25,000                 --
     Acquisition of other assets ...............................           (30,000)                --                 --
                                                                       -----------        -----------        -----------
   Net cash used by investing activities .......................          (872,107)        (1,186,482)          (680,571)
                                                                       -----------        -----------        -----------

Cash flows from financing activities:
     Issuance of common and preferred stock and warrants
      for cash .................................................           907,791            205,259            111,580
     Installment payment on repurchase of common stock .........          (545,057)                --                 --
     Borrowings on credit facility .............................         3,895,000          8,558,550          8,903,395
     Repayments on credit facility .............................        (4,879,755)        (7,843,781)        (8,713,128)
     Repayments of notes payable and capital lease .............        (2,600,000)        (1,611,509)        (1,753,390)
     Deferred stock or debt issuance costs .....................                --           (188,937)                --
                                                                       -----------        -----------        -----------
   Net cash used in financing activities .......................        (3,222,021)          (880,418)        (1,451,543)
                                                                       -----------        -----------        -----------

     Effect of foreign currency rate fluctuation on
      cash and cash equivalents ................................            (3,185)            25,942             11,234
                                                                       -----------        -----------        -----------

     Net increase (decrease) in cash and cash equivalents ......        (2,131,674)        (1,081,366)         1,645,098
     Cash and cash equivalents at beginning of year ............         3,602,535          1,470,861            389,495
                                                                       -----------        -----------        -----------
     Cash and cash equivalents at end of year ..................       $ 1,470,861        $   389,495        $ 2,034,593
                                                                       ===========        ===========        ===========

Supplemental schedule of non-cash financing activities:
     Non cash issuance of common stock and common stock
        warrants ...............................................       $   562,689        $   234,755        $   138,881
     Issuance of warrants in connection
        with development agreements and for other assets .......            65,000                 --                 --
     Unpaid common stock issuance costs ........................            55,000                 --                 --
     Issuance of notes payable for accrued liabilities .........         1,042,027                 --                 --
     Equipment acquired through issuance of capital lease ......                --             70,000                 --
Supplemental disclosure of cash flow information:
     Cash paid for income taxes ................................                --            213,407             57,468
     Cash paid for interest ....................................         1,104,605          1,093,253            838,122


---------------
                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                      For the Year ended December 31,
                                              ---------------------------------------------
                                                1997              1998             1999
                                              ---------        ---------        -----------
Net loss ..............................       $(503,288)       $(384,773)       $(6,275,145)

     Other comprehensive income (loss),
     foreign currency translation
     adjustment .......................          (1,914)          11,633             19,697
                                              ---------        ---------        -----------

Comprehensive loss ....................       $(505,202)       $(373,140)       $(6,255,448)
                                              =========        =========        ===========

-------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FORMATION AND BUSINESS OF THE COMPANY.

        International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company"), was incorporated in California in 1979 and reincorporated during 1987 in Delaware. The Company designs, develops, manufactures and markets in vitro diagnostic ("IVD") equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

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

Principles of Consolidation


        The financial statements include the accounts of International Remote Imaging Systems, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

Purchased Intangibles

        Purchased intangibles are recorded at cost and consist of goodwill, acquired technology and know-how and international distribution channel, and are being amortized on a straight-line basis over ten years, six years and twenty-five years, respectively. The realizability of purchased intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analysis, including cash flow and profitability projections. The analysis necessarily involves significant management judgement to evaluate the capacity of an acquired business to perform within projections. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their fair value.

Software Development Costs

        The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of one and one half years to three years is assigned to capitalized software development costs. Amortization expense of software development costs, excluding the write off of costs relating to the White IRIS of $796,887 (Note 16) in 1999, was $375,721, $334,996 and
$223,813 for 1997, 1998 and 1999, respectively.

Deferred Warrant Costs

        Deferred warrant costs are included in other assets and result from the issuance of warrants in conjunction with various development, distribution and technology license agreements. These costs were generally being amortized over the estimated term of the related agreements. During 1999, as a result of certain events described in Note 16, a charge of $807,244 was recorded for the write-down of this asset in the third quarter of 1999.

Long-Lived Assets

        The Company identifies and records impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. During 1997, as a result of a distributor notifying the Company that they would no longer carry the digital refractometer line, a $704,579 charge was recorded for the write-down of long-lived assets in the fourth quarter of 1997. As described in Notes 7 and 16, a $8,160,978 charge was recorded for the write-down of long-lived assets in the third quarter of 1999.

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

Revenue Recognition

        IRIS derives revenue from the sale of IVD imaging systems, sales of supplies and service for its IVD imaging systems and sales of small laboratory instruments and related supplies. IRIS generally recognizes product revenues once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer credit worthiness has been established, and c) delivery of the product to the customer designated location has occurred. Estimated installation expense is recognized at the time of delivery.

        IRIS recognizes service revenues ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally made in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Warranties

        IRIS recognizes the full estimated cost of warranty expense at the time of product delivery.

Research and Development Expenditures

        Except for certain software development costs required to be capitalized as described above (see Software Development Costs), research and development expenditures are charged to operations as incurred. Net research and development expense includes total research and development costs incurred, including costs incurred under research and development grants and contracts, less costs reimbursed under research and development contracts.

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

Earnings Per Share

        Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method. Common stock equivalents are excluded from the computation when their effect is antidilutive.

Segment Reporting

        In the second quarter of 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments, SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See Note 17 -- "Segment and Geographic Information".

Reclassifications

        Certain reclassifications have been made to the 1997 and 1998 financial statements to conform with the 1999 presentation.

Certain Risks and Uncertainties

        Dependence on Instrument Sales: The Company derives most of its revenues from the sale of The Yellow IRIS urinalysis workstations, and related supplies and services. These instruments have list prices ranging from approximately $100,000 to $195,000 depending on model and configuration, and relatively modest declines in unit sales or gross margins for either product line could have a material adverse effect on the Company's revenues and profits.

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

New Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company is presently evaluating the impact, if any, that this bulletin may have on the Company's revenue recognition policy.

3. COMPREHENSIVE INCOME.

        The Company's components of comprehensive income (loss) are net income
(loss) and foreign currency translation adjustments. No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

        The following is a reconciliation of accumulated other comprehensive income balance for the three years ended December 31, 1999:


                               For the Years Ended December 31,
                            -------------------------------------
                              1997            1998          1999
                            --------        -------       -------
Beginning balance           $ 37,791        $35,877       $47,510
Current period change         (1,914)        11,633        19,697
                            --------        -------       -------
Ending balance              $ 35,877        $47,510       $67,207
                            ========        =======       =======

4. INVENTORIES.

        Inventories consist of the following:

                                                        At December 31,
                                                  ---------------------------
                                                     1998              1999
                                                  ----------       ----------
Finished goods ............................       $1,647,028       $  842,952
Work-in-process ...........................          432,569          350,424
Raw materials, parts and sub-assemblies ...        2,423,849        2,167,092
                                                  ----------       ----------
                                                  $4,503,446       $3,360,468
                                                  ==========       ==========

5. PROPERTY AND EQUIPMENT.

        Property and equipment consist of the following:

                                                At December 31,
                                        ------------------------------
                                           1998                1999
                                        -----------        -----------
Leasehold improvements ..........       $   414,303        $   448,231
Furniture and fixtures ..........           281,280            377,797
Machinery and equipment .........         4,593,847          4,583,126
Tooling, dies and molds .........           796,355            995,560
Rental units ....................         1,059,045          1,019,898
                                        -----------        -----------
                                          7,144,830          7,424,612
Less accumulated depreciation ...        (5,140,169)        (5,870,670)
                                        -----------        -----------
                                        $ 2,004,661        $ 1,553,942
                                        ===========        ===========

        Property and equipment includes $3,791,505 and $3,463,223 respectively, at December 31, 1998 and 1999, of fully depreciated assets which remain in service. Depreciation expense was $983,003, $926,655 and $854,022 for 1997, 1998 and 1999 respectively.

6. EQUIPMENT LEASING

        The components of net investment in sales-type leases recorded in other assets are as follows at December 31, 1998 and 1999.



                                             1998            1999
                                          ---------        ---------
Total minimum lease payments              $ 563,364        $ 467,820
Less:  Estimated executory costs
           Including profit thereon        (180,268)        (145,572)
                                          ---------        ---------
Net minimum lease payments                  383,096          322,248
Less:  Unearned income                     (120,189)        (101,193)
                                          ---------        ---------
Net investment in sales-type leases         262,907          221,055
Less:  Current portion                      (52,852)         (56,424)
                                          ---------        ---------
                                          $ 210,055        $ 164,631
                                          =========        =========

        Any lease that does not meet the criteria for a sales-type or a financing lease is accounted for as an operating lease. Under these leases the Company also provides supplies and services. Generally operating leases are for periods less than one year and contain provisions for renewal and early termination penalties. The cost of leased systems is depreciated to a zero value on a straight-line basis over five years. Accumulated depreciation on leased systems was $413,992, and $606,087 at December 31, 1998 and 1999, respectively.

        Future minimum lease payments due from customers under sales-type leases and noncancellable operating leases as of December 31, 1999 are as follows:

                               Sales-Type Leases    Operating Leases
                               -----------------    ----------------
2000                               $119,124             $430,464
2001                                119,124               24,367
2002                                119,124                   --
2003                                 86,868                   --
2004                                 23,580                   --
                                   --------             --------
                                   $467,820             $454,831
                                   ========             ========

7. PURCHASED INTANGIBLES.

        Purchased intangibles, at cost, consist of the following:


                                                    At December 31,
                                             ----------------------------
                                                 1998             1999
                                             -----------        ---------
Goodwill .............................       $   383,108        $ 383,108
International distribution channel ...         5,403,938               --
Acquired technology and know-how .....         3,960,904               --
                                             -----------        ---------
                                               9,747,950          383,108
Less accumulated amortization ........        (2,235,850)        (124,813)
                                             -----------        ---------
Total ................................       $ 7,512,100        $ 258,295
                                             ===========        =========

        The Company acquired most of these intangibles in connection with the 1996 acquisition of its genetic analysis business which is currently operated through Perceptive Scientific Instruments, Inc, a wholly-owned subsidiary. Following the recent transition to a new chief executive officer, the Company reviewed the recoverability of these assets as part of an overall reassessment of its business. Based primarily upon this segment's continued losses and generally weakened market, the Company revised its forecasted cash flows (undiscounted and without interest charges) from this business segment and determined that they would be negative and insufficient to recover the cost of these intangible assets. As a result, the Company wrote-off the remaining unamortized amount of these intangible assets by recording a $6,556,847 charge to earnings in the third quarter of 1999 as an impairment loss. This charge has been included in loss from discontinued operations (see Note 15).

8. ACCRUED EXPENSES.

        Accrued expenses consist of the following:

                                          At December 31,
                                    ---------------------------
                                       1998             1999
                                    ----------       ----------
Accrued bonuses .............       $  207,892       $  382,223
Accrued commissions .........          232,766          285,748
Accrued payroll .............            7,015           43,186
Accrued vacation ............          284,262          282,075
Accrued professional fees ...          206,955          243,838
Accrued warranty expense ....          441,771          394,874
Accrued interest ............          138,817          122,824
Accrued - other .............          740,324          893,207
                                    ----------       ----------
                                    $2,259,802       $2,647,975
                                    ==========       ==========


9. SHORT-TERM BORROWINGS AND NOTES PAYABLE.

        At December 31, 1999, the outstanding amounts under the Company's credit facility consists of $1.7 million of a $3.6 million term loan and $655,036 of a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $2.0 million available under the line of credit at December 31, 1999. The term loan bears interest at the lender's prime rate (8.5% on December 31, 1999) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisition, capital expenditures and cash dividends.

        The outstanding principal balance on the Subordinated Note was $7.0 million on December 31, 1999. The Subordinated Note bears interest at a fixed rate of 8.5% per annum, payable in quarterly installments. The entire principal is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Upon the issuance by the Company of equity securities generating net proceeds in excess of $14.5 million, the Company must apply fifty percent of the excess to the prepayment of the Subordinated Note. The payment of principal and interest on the Subordinated
Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of the credit facility.

        Annual maturities of long term borrowings are $1,200,000 (2000) and $7,500,000 (2001).

10. INCOME TAXES.

        The provision (benefit) for income taxes from continuing operations consists of the following:

                               For the Year Ended December 31,
                         -------------------------------------------
                           1997              1998             1999
                         ---------        ---------        ---------
Current:
  Federal                $      --        $      --        $   4,000
  State                     60,000           70,000           32,000
  Foreign                   50,000           23,000           36,000
                         ---------        ---------        ---------
                           110,000           93,000           72,000
                         ---------        ---------        ---------

Deferred:
  Federal                 (132,000)         300,000          422,000
  State                    (12,000)          27,000           37,000
                         ---------        ---------        ---------
                          (144,000)         327,000          459,000
                         ---------        ---------        ---------
                         $ (34,000)       $ 420,000       $  531,000
                         =========        =========        =========

        The provision (benefit) for income taxes from continuing operations differs from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before benefit for income taxes for the years ended December 31, 1997, 1998 and 1999 as follows:

                                                       For the Year Ended December 31,
                                                -------------------------------------------
                                                   1997             1998             1999
                                                ---------        ---------        ---------
Tax benefit computed at
  Federal statutory rate ................       $ (31,000)       $ 370,000        $(189,000)
Increase (decrease) in taxes due to:
  Change in valuation allowance .........              --               --          649,000
  State taxes, net of federal benefit ...          (2,000)          22,000          (11,000)
  Nondeductible expenses ................          20,000           38,000           38,000
  Other .................................         (21,000)         (10,000)       $  44,000
                                                ---------        ---------        ---------
                                                $ (34,000)       $ 420,000        $ 531,000
                                                =========        =========        =========

        At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $17.5 million and state net operating loss carryforwards of approximately $2.3 million which expire in fiscal years ending in 2000 through 2013. As of December 31, 1999, IRIS had investment tax, research and experimentation and foreign tax credit carryforwards of $210,000 expiring in fiscal years through 2004.

        The primary components of temporary differences which give rise to the Company's net deferred tax asset at December 31, 1997, 1998 and 1999 are as follows:


                                                                  At December 31,
                                               ---------------------------------------------------
                                                   1997               1998                1999
                                               -----------        ------------        ------------
Depreciation and amortization ..........       $   961,000        $  1,163,000        $  4,519,000
Allowance for doubtful accounts ........            99,000             100,000             115,000
Accrued liabilities ....................           598,000             332,000             683,000
Deferred revenue-service contracts .....           138,000             232,000             193,000
Deferred research and development ......         2,549,000           2,276,000           2,064,000
Net operating loss carryforwards .......         6,112,000           6,337,000           5,969,000
Other ..................................           159,000             417,000             463,000
Valuation allowance ....................        (2,000,000)         (2,000,000)         (2,649,000)
                                               -----------        ------------        ------------
                                               $ 8,616,000        $  8,857,000        $ 11,357,000
                                               ===========        ============        ============

        At December 31, 1999, the Company increased the valuation allowance by $649,000 based on its current assessment of operating results, net operating loss carry-forwards scheduled to expire in the near term, and other factors.

        Realization of deferred tax assets associated with net operating losses ("NOL") and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and tax credit carryforwards may expire unused and accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are not available. The Company will continue to review its valuation allowances and make adjustments, if necessary. Also, although a valuation allowance has been provided against a portion of its NOL's, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's NOL generated prior to the ownership change would be subject to an annual limitation. If this occurs, a further adjustment of the valuation allowance may be necessary.

11. CAPITAL STOCK.

Preferred Stock

        On December 31, 1996, the Company sold (i) 3,000 shares of a new Series A Convertible Preferred Stock ("Preferred Stock") with a liquidation value of $1,000 per share. Each share of Preferred Stock was convertible into a number of shares of common stock equal to the liquidation value of a share of Preferred Stock divided by a conversion price. The Conversion Price was equal to the lower of (i) 85% of the average closing bid price of the common stock for the five consecutive trading days immediately preceding the conversion date (but in no event less than $1.50) or (ii) $3.56. On October 1, 1999, the Series A Preferred stockholder converted its investment into two million shares of common stock. In 1997, for purposes of calculating earnings per share, the potential discount on the conversion of the Preferred Stock was treated as an embedded dividend to the preferred stockholders which reduces the amount of income available to common stockholders.

        During the year ended December 31, 1999, the Company successfully completed a tender offer for the common stock of Poly UA Systems, Inc., a Company-sponsored research and development entity. In exchange for the tendered shares and a release of claims, the Company issued to the tendering stockholders a total of 594,000 shares of common stock, 198,000 shares of a new Series B Callable Preferred Stock and Series G Warrants to purchase an additional 594,000 shares of the Common Stock. The Series B shares have a liquidation preference of $3 per share (or an aggregate liquidation preference of $594,000). The "callable" feature entitles the Company to convert the preferred stock at any time into a number of shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2 per share of common stock). The preferred stock will automatically convert under the same formula on August 3, 2002, if not converted sooner by the Company. The Series B Callable Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the common stock or repurchase any shares of the common stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

Shareholders' Rights Plan

        The Company has a shareholders' rights plan under which each holder of a share of common stock also has one right to purchase one one-thousandth of a newly created Series C preferred share at $9 per one one-thousandth of a share. The rights are not presently exercisable. Upon the occurrence of certain "flip-in" events, each right becomes exercisable which then entitles its holder to receive the number of common shares having an aggregate per share market price equal to two times the purchase price. Upon certain "flip-over" events, each right when exercised entitles its holder to receive common share of the acquiring company having a value equal to two times the purchase price. One flip-in event is when a person or group (an "acquiring person") acquires 20 percent or more of the company's common stock. Rights held by an acquiring person are void. The Company may redeem the rights for one cent per share. The rights expire on December 22, 2009.

Stock Issuances

        During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of two years. The employee's 50% portion of stock purchases under the plan may not exceed 15% of the employee's salary during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of two years following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee's purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 1997, 1998 and 1999 IRIS issued 69,928, 157,175 and 320,450 shares of common stock, respectively, in exchange for $281,616, $252,104 and $238,462 in cash and services, respectively, under this plan

Stock Option Plans and Employee Benefit Plans

        As of December 31, 1999, the Company had three stock option plans under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights or incentive stock options have been granted under these plans.

        The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company's three stock option plans as of December 31, 1999.

                             Number of Option Shares
              ------------------------------------------------------
                                                           Available
Plan          Authorized       Exercised     Outstanding   for Grant
----          ----------       ---------     -----------   ---------
1994             700,000          23,832         667,301       8,867
1997             600,000              --         600,000          --
1998             600,000              --         599,150         850
               ---------       ---------       ---------       -----
               1,900,000          23,832       1,866,451       9,717
               =========       =========       =========       =====

        The exercise price of options is determined by the Compensation Committee. Payment of the exercise price may be made in cash or with shares of common stock. The options generally vest over three years and expire either five or ten years from the date of grant. On November 6, 1998, the Board of Directors acted to reprice all outstanding stock options to a maximum of $1.31 per share, the current market price as of that date. Also, any common stock acquired upon exercise of the repriced options cannot be resold without the Board of Directors approval until January 1, 2000.

        IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 1997, 1998 and 1999, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                       For the year ended December 31,
                                          -------------------------------------------------------
                                               1997                 1998                 1999
                                          -------------        -------------        -------------
Net loss attributable to
   common  stockholders as reported       $    (953,288)       $    (384,773)       $  (6,275,145)
Net loss attributable to
   common stockholders  pro forma            (1,604,718)            (584,374)          (6,665,244)
Loss per diluted share as  reported       $        (.16)       $        (.06)       $        (.86)
Loss per diluted share pro forma                   (.27)                (.09)                (.92)

        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999.


                            For the year ended December 31,
                            -------------------------------


                              1997      1998      1999
                              ----      ----      ----
Risk free interest rate       6.10%     4.98%     5.82%
Expected lives (years)           5         5         5
Expected volatility             54%       59%       74%
Expected dividend yield         --        --        --

        The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

        The following table sets forth certain information relative to stock options during the years ended December 31, 1997, 1998 and 1999.

                                                                                                Option Price
                                                                             -------------------------------       Fair Value at
                                                                                                    Weighted         Grant Date
                                                      Shares                     Range               Average      Weighted Average
                                               -----------------------------------------------------------------------------------
Outstanding at January 31, 1997                     1,024,034                $1.90 to $6.22           $3.02                    --
  Granted                                             325,100                $3.19 to $4.50           $3.73                 $3.84
  Exercised                                           (13,901)               $1.90 to $3.03           $2.64                    --
  Canceled or expired                                 (68,933)               $2.59 to $6.22           $4.04                    --
                                               -----------------------------------------------------------------------------------
Outstanding at December 31, 1997                    1,266,300                $3.03 to $4.50           $3.21                    --
  Granted                                             368,800                $0.81 to $4.25           $2.36                 $2.36
  Exercised                                           (37,732)                        $3.03           $3.03
  Canceled or expired                                 (96,367)               $3.03 to $4.00           $3.11                    --
                                               -----------------------------------------------------------------------------------
Outstanding at December 31, 1998                    1,501,001                $0.81 to $4.50           $1.46
  Granted                                             488,250                $0.69 to $1.38           $1.11                 $1.11
  Exercised                                                --                            --              --                    --
  Canceled or expired                                (122,800)               $0.88 to $4.50           $2.35                    --
                                                     ---------               --------------           -----                 -----
Outstanding at December 31, 1999                    1,866,451                $0.69 to $4.38           $1.31                    --
                                               -----------------------------------------------------------------------------------

Outstanding at December 31, 1999
  Weighted average life - 90 months                 1,866,451                                        $1.31

Outstanding at December 31, 1998
  Weighted average life - 82 months                 1,501,001                                        $1.46

Outstanding at December 31, 1997
  Weighted average life - 95 months                 1,266,300                                        $3.21

Exercisable at December 31, 1999
  Weighted average life - 58 months                 1,200,066                                        $1.31

Exercisable at December 31, 1998
  Weighted average life - 42 months                   762,579                                        $1.46

Exercisable at December 31, 1997
  Weighted average life - 32 months                   537,167                                        $3.03

        During the year ended December 31, 1999, the Company issued 150,000 options at $1-1/16, subject to the authorization of additional shares under an existing stock option plan. If the Company is unable to obtain shareholder approval of these options within twelve months, a stock appreciation right will be issued for 125,000 of these options retroactive to the original issue date with the same exercise price, duration and vesting as the original option. The Company is accounting for these options as stock appreciation rights until shareholder approval is obtained. No compensation expense relating to these options was recognized in the current year due to the market value of the common stock being below the exercise price at December 31, 1999.

        In 1996, the Company adopted a 401(k) Plan. All employees are eligible to participate in the plan. Contributions by the Company are discretionary. Employees vest in amounts contributed by the Company immediately. The Company contributed $46,844 and $45,352 to the plan for 1998 and 1999, respectively.

Warrants

        At December 31, 1999, the following warrants to purchase common stock were outstanding and exercisable:

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


12. COMMITMENTS AND CONTINGENCIES.

Leases

        The Company leases real property under agreements which expire at various times over the next three years. Certain leases contain renewal options and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

        Future minimum rental payments required under capital and operating leases that have an initial term in excess of one year as of December 31, 1999, are as follows:

Year Ended December 31          Capital Leases            Operating Leases
----------------------          --------------            ----------------
2000                               $ 17,011                   $268,452
2001                                 16,894                    195,357
2002                                 16,894                     93,024
2003                                 16,894                         --
2004                                 16,894                         --
Years thereafter                      2,816                         --
                                   --------                   --------
                                   $ 87,403                   $556,833
                                   ========                   ========

        Rent expense under all operating leases during 1997, 1998 and 1999 was $489,500, $514,555 and $530,000, respectively.

Other

        IRIS has a licensing agreement with Cytocolor, Inc. relating to the use of its patented leukocyte stain. Under the terms of the agreement, IRIS is subject to the following future minimum royalty payments:

Year Ended December 31,                          Amount
-----------------------                          ------
2000                                           $ 20,000
2001                                             20,000
2002                                             20,000
2003                                             20,000
Years thereafter                                200,000
                                               --------
                                               $280,000
                                               ========

Litigation

        From time to time, the Company is party to certain litigation arising from the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

13. EARNINGS PER SHARE.

        The computation of per share amounts for 1997, 1998 and 1999 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 3,072,203 shares of common stock and 842,697 shares on conversion of preferred stock were not considered in the computation of diluted EPS for 1997 because their inclusion would have been antidilutive. Options and warrants to purchase 3,951,354 shares of common stock and 297,000 shares on conversion of preferred stock were not considered in the computation of diluted EPS for 1999 because their inclusion would have been antidilutive.

        The following is a reconciliation of shares used in computing basic and diluted earnings per share for 1998:

                                                        1998
                                                      ---------
Weighted average number of shares - basic             6,310,312

Effect of dilutive securities:
      Options                                           325,258
      Warrants                                               --
      Preferred stock                                 1,052,632
                                                      ---------

Weighted average number of shares - diluted           7,688,202
                                                      =========


14. LICENSE.

        Sysmex Corporation, formerly known as TOA Medical Electronics Co., Ltd., has developed several urine sediment analyzers under license from IRIS using pre-1989 IRIS technology. IRIS received royalties under this license of $513,000, $230,000 and $310,587 in 1997, 1998 and 1999, respectively.

15. DISCONTINUED OPERATIONS.

        On March 17, 2000, the Company entered into a letter of intent for the sale of its wholly-owned subsidiary, Perceptive Scientific Instruments, LLC ("PSI"), which comprised the Company's Genetic Analysis business segment. Accordingly, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," and Emerging Issues Task Force Issue No. 95-18, "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs After the Balance Sheet Date But Before the Issuance of Financial Statements," the results of operations of PSI are presented in the accompanying financial statements as discontinued operations.

        The operating results of the discontinued segment are summarized as follows:

                                                                             For the year ended December 31,
                                                                  --------------------------------------------------


                                                                     1997               1998                1999
                                                                  -----------        -----------        ------------
Revenues                                                          $ 6,771,032        $ 5,936,301        $  4,218,647
Costs and expenses excluding unusual charges                        7,532,230          7,582,414           5,787,688
Unusual charges                                                            --                 --           6,556,847
Operating income (loss)                                              (761,198)        (1,646,113)         (8,125,888)
Other Income (loss)                                                    57,091             54,650             (19,900)
Loss from operations of discontinued segment
 before income tax benefit                                           (704,107)        (1,591,463)         (8,145,788)
Income tax benefit                                                   (258,893)          (539,876)         (2,958,567)
Loss from operations of discontinued segment                         (445,214)        (1,051,587)         (5,187,221)

        The cash flow data of the discontinued segment included in the consolidated statements of cash flows, is summarized as follows:

                                                                       For the year ended December 31,
                                                                  -------------------------------------------
                                                                    1997             1998              1999
                                                                  ---------        ---------        ---------
Cash flow (used in) from operations                               $(187,937)       $(137,169)       $ 279,321
Cash used by investing activities                                  (402,880)        (377,948)        (230,166)
Effect of foreign currency fluctuations on cash equivalents           5,688           25,942           11,234
Cash provided (used) by discontinued operation                     (585,129)        (489,174)          60,389

        The net assets of the discontinued segment included in the consolidated balance sheets, are summarized as follows:

                                 As of  December 31,
                              ---------------------------
                                 1998             1999
                              ----------       ----------
Current assets                $2,470,887       $1,585,151
Property and equipment           321,393          234,958
Deferred software costs          208,539          226,669
Intangible assets              7,622,028               --
Current Liabilities           (1,431,206)      (1,125,077)
Net assets                     9,191,641          921,701

16. UNUSUAL CHARGES.

        The results of operations for the year ended December 31, 1997 include certain unusual charges to earnings of $1,338,338 primarily for the write-off of deferred offering costs ($481,325), goodwill associated with the digital refractometer line of business ($704,579) and certain legal expenses ($152,434) related to patent litigation and arbitration against Digital Imaging Technologies, Inc. ("DITI"), relating to the acquisition of PSI. Unusual charges for the year ended December 31, 1998 totaled $193,186 and related primarily to the arbitration matter.

        The results of operations for year ended December 31, 1999 include litigation settlement and other unusual charges totaling $4,158,894. These charges primarily consist of (1) the settlement expense recorded in connection with the tender offer for Poly U/A Systems, Inc. ($1,670,127), (2) the cost of the arbitration with DITI ($391,831), (3) the write-off of deferred warrant costs for technology rights from Poly U/A Systems ($807,244), (4) the write-off of deferred costs related to The White IRIS leukocyte differential analyzer program ($796,887), and (5) expenses in connection with the prior CEO's retirement agreement ($443,805).

        In September 1995, the Company and Poly U/A Systems Inc., a Company-sponsored research and development entity ("Poly UA"), entered into a joint development project for the development of several new products to enhance automated urinalysis using the Company's technology. As part of the terms of the project, the Company issued warrants to purchase 512,000 shares of its common stock in exchange for rights to certain technology and began amortizing the cost of these warrants. During the fall of 1998, the Company decided not to exercise a previously negotiated $5.1 million option to acquire the remaining rights to the technology through an acquisition of Poly UA. The Company later acquired 77% of the Poly UA common stock from certain stockholders, primarily to avoid litigation, in exchange for a package of Company securities. In connection with this transaction, the Company recorded litigation settlement expense of $1,520,371 in the first quarter of 1999 and $149,756 in subsequent quarters of 1999.

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

17. SEGMENT AND GEOGRAPHIC INFORMATION.

        The Company's continuing operations are organized on the basis of products and related services and under SFAS No. 131 operates in two segments:
(1) urinalysis and (2) small laboratory devices.

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

        The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in this annual report for the year ended December 31, 1999. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges ("Segment Profit").

        The tables below present information about reported segments for the three years ended December 31, 1999:

                                                                    Small             Unallocated
                                                                  Laboratory           Corporate
                                             Urinalysis             Devices             Expenses               Total
                                            -----------          -------------         ------------        ------------
For the Year Ended December 31, 1997:

Revenues                                    $16,184,542          $ 4,539,574                     --        $ 20,724,116

Interest income                             $    34,673          $    17,681                     --        $     52,354

Interest expense                                     --                   --           $  1,208,131        $  1,208,131

Depreciation and amortization               $ 1,207,014          $   936,005(1)        $     64,460        $  2,207,479

Other noncash items                         $    89,132          $    88,842                     --        $    177,974

Unusual items                               $    95,129          $   704,579           $    538,630        $  1,338,338

Segment profit (loss)                       $ 2,720,558          $   371,988           $ (3,184,727)       $    (92,181)

Segment assets                              $10,872,075          $ 2,067,297           $  8,615,750        $ 21,555,122

Investment in long-lived assets             $ 1,080,419          $    31,387                     --        $  1,111,806

For the Year Ended December 31, 1998:

Revenues                                    $17,000,874          $ 4,580,304                     --        $ 21,581,178

Interest income                             $    20,123          $    13,812                     --        $     33,935

Interest expense                            $     5,147                   --           $  1,157,487        $  1,162,634

Depreciation and amortization               $ 1,069,208          $   163,074           $    114,818        $  1,347,100

Other noncash items                         $    71,058          $    48,238                     --        $    119,296

Unusual items                                                             --           $    193,186        $    193,186

Segment profit (loss)                       $ 2,867,240          $ 1,079,027           $ (2,859,317)       $  1,086,950

Segment assets                              $10,880,771          $ 1,746,774           $  8,856,692        $ 21,484,237

Investment in long-lived assets             $   950,260          $    51,064                     --        $  1,001,324

For the Year Ended December 31, 1999:

Revenues                                    $20,428,084          $ 5,297,385                     --        $ 25,725,469

Interest income                             $    32,546          $     2,764                     --        $     35,310

Interest expense                            $     5,155                   --           $    960,846        $    966,001

Depreciation and amortization               $ 2,552,196(2)       $   131,700           $     47,572        $  2,731,468

Other noncash items                         $   472,011          $   (82,225)                    --        $    389,786

Unusual items                               $ 1,732,746                   --           $  2,426,148        $  4,158,894

Segment profit (loss)                       $ 3,676,900          $ 1,414,313           $ (5,648,235)       $   (557,022)

Segment assets                              $11,068,096          $ 2,189,013           $ 11,357,238        $ 24,614,347

Investment in long-lived assets             $   517,854          $    57,551                               $    575,405

(1) Includes writeoff totaling $704,579 relating to the goodwill associated with the digital refractometer line of business.
(2) Includes writeoff totaling $1,604,131 relating to deferred warrant cost for technology costs and deferred software costs.

        Long-lived assets for continuing operations were all located in the United States and totaled $4,338,183 and $2,646,393 as of December 31, 1998 and 1999, respectively.

        The following is a reconciliation of segment assets to the consolidated balance sheet as of December 31, 1998 and 1999:

                                                      1998           1999
                                                  ------------     -----------

Segment assets from continuing operations .....   $ 21,484,237   $ 24,614,347
Assets of discontinued segment ................     10,622,847      2,046,778
                                                  ------------   ------------
                                                  $ 32,107,084   $ 26,661,125
                                                  ============   ============

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                            Additions
                                                             ------------------------
                                                             Charged to      Charged
                                              Beginning       cost and       to other                            Ending
                                               Balance        expenses       accounts      Deductions            Balance
                                             ----------       --------       -------       ---------           ----------
Year Ended December 31, 1999

Allowance for Doubtful Accounts              $  271,544       $254,503            --       $ (10,000)(1)       $  516,047

Allowance for Inventory Obsolescence         $  705,103       $372,375            --       $ (82,225)(1)       $  995,253

Deferred Tax Asset Valuation Allowance       $2,000,000       $649,000            --              --           $2,649,000

Year Ended December 31, 1998

Allowance for Doubtful Accounts              $  267,579       $  3,965            --              --           $  271,544

Allowance for Inventory Obsolescence         $  589,772       $266,838            --       $(151,507)(1)       $  705,103

Deferred Tax Asset Valuation Allowance       $2,000,000             --            --              --           $2,000,000

Year Ended December 31, 1997

Allowance for Doubtful Accounts              $  274,766       $ 15,105       $10,714       $ (33,006)(1)       $  267,579

Allowance for Inventory Obsolescence         $  404,611       $417,787            --       $(232,626)(1)       $  589,772

Deferred Tax Asset Valuation Allowance       $2,000,000             --            --              --           $2,000,000

   (1) Relates to the write-off of accounts receivable or disposal of obsolete inventory.

                                    IRIS LOGO

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                                9162 ETON AVENUE
                              CHATSWORTH, CA 91311
                                 (818) 709-1244

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS

                                       TO

                                    FORM 10-K


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                           COMMISSION FILE NO. 1-9767

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                  EXHIBIT INDEX

EXHIBIT

Exhibit                                                                                                                Reference
Number            Description                                                                                           Document
------            -----------                                                                                           --------
3.1(a)            Certificate of Incorporation, as amended                                                                  (1)
3.1(b)            Certificate of Designations of Series A Convertible Preferred Stock                                       (2)
3.1(c)            Certificate of Designations of Series B Callable Preferred Stock                                          (3)
3.1(d)            Certificate of Designations, Preferences and Rights of Series C Preferred Stock                           (4)
3.2               Restated Bylaws                                                                                           (5)
4.1               Specimen of Common Stock Certificate                                                                      (6)
4.2               Certificate of Designations of Series A Convertible Preferred Stock                                       (2)
4.3               Certificate of Designations of Series B Callable Preferred Stock                                          (3)
4.4               Certificate of Designations, Preferences and Rights of Series C Preferred Stock                           (4)
10.1              Lease of the Company's headquarters facility, as amended                                                  (7)
10.2(d)           1994 Stock Option Plan and forms of Stock Option Agreements                                               (8)
10.2(e)           Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan                                (9)
10.2(f)           Employee Stock Purchase Plan                                                                              --
10.2(g)           1997 Stock Option Plan and form of Stock Option Agreement                                                (10)
10.2(h)           1998 Stock Option Plan and form of Stock Option Agreement                                                (11)
10.3(a)           Various Agreements with Sysmex Corporation,   formerly TOA Medical Electronics Company, Ltd.             (12)
10.3(b)           Patent License Agreement dated April 1, 1997 between the Company and Sysmex Corporation,                 (13)
                  formerly TOA Medical Electronics Company, Ltd.
10.3(c)           Amendment No. 1 to Patent License Agreement dated February 29, 2000                                       --
10.3(d)           Termination, Release and Reassignment of Security Interest dated October 30, 1997 executed by            (13)
                  Sysmex Corporation, formerly TOA Medical Electronics Company, Ltd. in favor of the Company
10.4(a)           Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and           (14)
                  Boehringer Mannheim Corporation
10.4(b)           Amendment to Distribution Agreements                                                                     (15)
10.5(a)           Technology License Agreement dated as of September 29, 1995 between the Company and Poly U/A             (16)
                  Systems, Inc.
10.5(b)           Research and Development Agreement dated as of September 29, 1995 between the Company and Poly           (16)
                  U/A Systems, Inc.
10.5(c)           $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in favor of the            (16)
                  Company
10.5(d)           Form of Series D Warrant                                                                                 (13)
10.5(g)           Form of Series E Warrant                                                                                 (13)
10.6(a)           Registration Rights and Standstill Agreement dated July 31, 1996, between the Company and                 (9)
                  Digital Imaging Technologies, Inc.
10.6(b)           Restated Warrant Certificates dated July 31, 1996 originally issued in connection with the acquisition of Perceptive Scientific Instruments, Inc., to purchase 875,000 shares of
                  Common Stock of the Company                                                                               --
10.6(c)           Technology License Agreement dated July 31, 1996 between Perceptive Scientific Imaging Systems,           (9)
                  Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of the Company (now known as
                  Perceptive Scientific Instruments, Inc.)
10.7              $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor of Digital                (9)
                  Imaging Technologies, Inc.
10.8(a)           Loan and Security Agreement dated as of May 5, 1998 among the                                            (17)

                  Company, Perceptive Scientific Instruments, Inc., and
                  StatSpin, Inc., on the one hand, and Foothill Capital
                  Corporation, on the other hand.
10.8(b)           Intellectual Property Security Agreement dated as of May 5, 1998 between the Company and                 (17)
                  Foothill Capital Corporation
10.8(c)           Copyright Security Agreement dated as of May 5, 1998 between the Company and Foothill Capital            (17)
                  Corporation
10.8(d)           Intellectual Property Security Agreement dated as of May 5, 1998 between Perceptive Scientific           (17)
                  Instruments, Inc. and Foothill Capital Corporation
10.8(e)           Copyright Security Agreement dated as of May 5, 1998 between Perceptive Scientific Instruments,          (17)
                  Inc. and Foothill Capital Corporation
10.8(f)           Security Agreement -- Stock Pledge dated as of May 5, 1998 between Perceptive Scientific                 (17)
                  Instruments, Inc. and Foothill Capital Corporation
10.8(g)           Intellectual Property Security Agreement dated as of May 5, 1998 between StatSpin, Inc. and              (17)
                  Foothill Capital Corporation
10.8(h)           Amendment Number One to Loan and Security Agreement dated as of March 23, 1999 among the                 (18)
                  Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc., on the one hand, and
                  Foothill Capital Corporation, on the other hand
10.8(i)           Amendment Number One to Security Agreement -- Stock Pledge dated as of March 23, 1999 among the          (18)
                  Company and Perceptive Scientific Instruments, LLC, on the one hand, and Foothill Capital
                  Corporation, on the other hand
10.8(j)           Amendment to Copyright Security Agreement dated as of March 23, 1999 among the Company and               (18)
                  Perceptive Scientific Instruments, LLC, on the one hand, and Foothill Capital Corporation, on the other hand
10.8(k)           Amendment to Intellectual Property Security Agreement dated as of March 23, 1999 among the               (18)
                  Company and Perceptive Scientific Instruments, LLC, on the one hand, and Foothill Capital
                  Corporation, on the other hand
10.8(l)           Amendment Number Two to Loan and Security Agreement dated as of March 19, 1999 among the                 (18)
                  Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc., on the one hand, and
                  Foothill Capital Corporation, on the other hand.
10.8(m)           Amendment Number Three to the Loan and Security Agreement dated as of April 16, 1999 among the Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc., on the one hand,
                  and Foothill Capital Corporation, on the other hand                                                       --
10.8(o)           Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank                         (13)
10.8(p)           Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank                         (13)
10.9(a)           Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex Convertible Growth            (2)
                  Fund I, L.P.
10.9(b)           Registration Rights Agreement dated December 31, 1996 by and between the Company and Thermo               (2)
                  AMEX Convertible Growth Fund I, L.P.
24                Consent of PricewaterhouseCoopers LLP                                                                     --
27                Financial Data Schedule 1999                                                                              --
99                Disclosure Regarding Risk Factors And Forward-Looking Statements                                          --

        Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1) Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)     Current Report on Form 8-K dated January 15, 1997.
(3)     Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(4)     Current Report on Form 8-K dated January 26, 2000.
(5)     Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(6) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).
(7) Annual Report on Form 10-K for the year ended December 31, 1989, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and Annual Report on Form 10-K for the year ended December 31, 1994.
(8) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(9)     Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(10) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
(11) Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).
(12) Current Report on Form 8-K dated July 15, 1988 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.
(13)    Annual Report on Form 10-K for the year ended December 31, 1997.
(14)    Annual Report on Form 10-K for the year ended December 31, 1994.
(15)    Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(16)    Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.
(17)    Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(18)    Annual Report on Form 10-K for the year ended December 31, 1998.