Form 10-Q
period 2000-03-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2000-05-15
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended                     Commission File
             March 31, 2000                           No. 1-9767

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

                                 Yes [X] No [ ]

      The number of shares of Common Stock of the registrant outstanding as of April 30, 2000 was 9,700,847.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                        Three Months Ended March 31, 2000


                                                                                            PAGE
                                                                                            ----
PART 1 -  FINANCIAL INFORMATION

          ITEM 1 - Consolidated Financial Statements

          Consolidated Balance Sheets.......................................................   2

          Consolidated Statements of Operations.............................................   3

          Consolidated Statements of Cash Flows.............................................   5

          Consolidated Statements of Comprehensive Income...................................   7

          Notes to Consolidated Financial Statements........................................   8

          ITEM 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........................  13

PART 2 -  OTHER INFORMATION

          ITEM 1 - Legal Proceedings........................................................  18

          ITEM 2 - Sales of Unregistered Securities.........................................  18

          ITEM 6 - Exhibits and Reports on Form 8-K
               (a) Exhibits.................................................................  18
               (b) Reports on Form 8-K......................................................  19

SIGNATURE...................................................................................  19

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                          ASSETS

                                                                            At December 31,    At March 31,
                                                                                 1999              2000
                                                                            ---------------    ------------
                                                                                                (unaudited)
Current assets:
Cash and cash equivalents                                                    $  2,034,593      $  2,823,342
Accounts receivable, net of allowance for doubtful
  accounts of $516,047 in 1999 and $361,180 in 2000                             6,444,865         3,980,107
Inventories                                                                     3,360,468         3,341,835
Prepaid expenses and other current assets                                         355,935           235,236
Deferred tax asset                                                              1,005,908         1,248,579
Net assets of discontinued operations, at estimated net realizable
  value                                                                                --           746,034
                                                                             ------------      ------------
     Total current assets                                                      13,201,769        12,375,133

Property and equipment, at cost, net of accumulated depreciation
  of $5,870,670 in 1999 and $5,013,074 in 2000                                  1,553,942         1,306,062
Purchased intangibles, net of accumulated amortization
  of $124,813 in 1999 and $133,486 in 2000                                        258,295           249,622
Software development costs, net of accumulated amortization of
  $1,782,410 in 1999 and $1,284,595 in 2000                                       474,616           263,235
Deferred tax asset                                                             10,351,336         9,829,462
Other assets                                                                      821,167           851,244
                                                                             ------------      ------------
     Total assets                                                            $ 26,661,125      $ 24,874,758
                                                                             ============      ============
                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                      $    655,036      $         --
  Current portion of long-term debt                                             1,200,000         1,200,000
  Accounts payable                                                              2,466,389         2,070,162
  Accrued expenses                                                              2,647,975         2,020,781
  Deferred income - service contracts and other                                 1,140,737           898,401
                                                                             ------------      ------------
     Total current liabilities                                                  8,110,137         6,189,344

Subordinated note payable                                                       7,000,000         7,000,000
Deferred income - service contracts and other                                     829,281           793,012
Notes payable, long-term portion                                                  500,000           200,000
                                                                             ------------      ------------
     Total liabilities                                                         16,439,418        14,182,356

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; Authorized: 3,000,000 shares;
    Callable Series B  shares issued and outstanding :
    1999 - 198,000 ($594,000 liquidation preference)
    2000 - 204,000 ($612,000 liquidation preference)                                1,980             2,040
  Common stock, $.01 par value; Authorized: 15,600,000 shares
    Shares issued and outstanding: 1999 - 9,347,325 and 2000 - 9,409,291           93,473            94,091
  Additional paid-in capital                                                   39,529,777        39,747,070
  Unearned compensation                                                          (153,108)         (253,075)
  Foreign currency translation adjustment                                          67,207            68,973
  Accumulated deficit                                                         (29,317,622)      (28,966,697)
                                                                             ------------      ------------
          Total shareholders' equity                                           10,221,707        10,692,402
                                                                             ------------      ------------
          Total liabilities and shareholders' equity                         $ 26,661,125      $ 24,874,758
                                                                             ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                 For the three months
                                                                   ended March 31,
                                                             -----------      -----------
                                                                1999             2000
                                                             -----------      -----------
Sales of IVD systems                                         $ 1,039,786      $ 1,513,725
Sales of IVD supplies and services                             3,249,786        3,519,569
Sales of small instruments and supplies                        1,134,270        1,342,829
Royalties and licensing revenues                                  64,948          377,015
                                                             -----------      -----------
Net revenues                                                   5,488,790        6,753,138
                                                             -----------      -----------
Cost of goods - IVD systems                                      672,473        1,004,140
Cost of goods - IVD supplies and services                      1,411,642        1,513,307
Cost of goods - small instruments and supplies                   607,396          698,759
                                                             -----------      -----------
Cost of goods sold                                             2,691,511        3,216,206
                                                             -----------      -----------
Gross margin                                                   2,797,279        3,536,932

Marketing and selling                                            877,912          831,663
General and administrative                                       758,794          967,230
Research and development, net                                    304,649          423,719
Amortization of intangibles                                       70,062           36,949
Unusual charges                                                1,616,731           54,311
                                                             -----------      -----------
Total operating expenses                                       3,628,148        2,313,872

Operating income (loss)                                         (830,869)       1,223,060

Other income (expense):
   Interest income                                                 7,010           33,257
   Interest expense                                             (282,325)        (241,751)
   Other income                                                    2,354              679
                                                             -----------      -----------
Income (loss) from continuing operations before
    provision (benefit) for income taxes                      (1,103,830)       1,015,245

Provision (benefit) for income taxes                            (174,105)         377,935
                                                             -----------      -----------
Income (loss) from continuing operations                        (929,725)         637,310

Loss from operations of discontinued segment, net of tax
    benefit of $118,689 in 1999 and $61,015 in 2000             (389,344)        (286,385)
                                                             -----------      -----------
Net income (loss)                                            $(1,319,069)     $   350,925
                                                             ===========      ===========

Income (loss) per share - basic:
    Income (loss) from continuing operations                 $     (0.15)     $      0.07
    Loss from operations of discontinued segment                   (0.06)           (0.03)
                                                             -----------      -----------
Income (loss) per share attributable to common
    shareholders - basic                                     $     (0.21)     $      0.04
                                                             ===========      ===========

Income (loss) per share - diluted:
    Income (loss) from continuing operations                 $     (0.15)     $      0.06
    Loss from operations of discontinued segment                   (0.06)           (0.03)
                                                             -----------      -----------
Income (loss) per share attributable to common
    shareholders - diluted                                   $     (0.21)     $      0.03
                                                             ===========      ===========

Weighted average number of common shares outstanding - basic   6,432,875        9,378,013
Weighted average number of common shares
    outstanding - diluted                                      6,432,875       10,211,384

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the three months
                                                                           ended March 31,
                                                                    ----------------------------
                                                                        1999             2000
                                                                    -----------      -----------
Cash flow from operating activities:
     Net income (loss)                                              $(1,319,069)     $   350,925
    Adjustments to reconcile net income (loss) to net cash
     provided by operations:
       Loss from discontinued operations                                     --          286,385
       Deferred tax benefit                                            (302,230)         279,203
       Depreciation and amortization                                    607,368          176,305
       Common stock and stock option compensation amortization           57,475           36,398
       Gain on disposal of equipment                                    (87,158)          (1,677)
         Litigation settlement payable in equity securities           1,520,644               --
    Changes in assets and liabilities:
       Accounts receivable - trade and other                            661,731        1,279,568
       Service contracts, net                                            67,212          222,424
       Inventories                                                      207,763         (264,376)
       Prepaid expenses and other current assets                         13,040           47,673
       Other assets                                                       1,966          (67,960)
       Accounts payable                                                (484,597)         (32,804)
       Accrued expenses                                                  28,752           (1,282)
       Deferred income - other                                             (273)              --
                                                                    -----------      -----------
Net cash provided by continuing operations                              972,624        2,310,782
Net cash used by discontinued operations                                     --          (76,576)
                                                                    -----------      -----------
Net cash provided by operating activities                               972,624        2,234,206
                                                                    -----------      -----------
Cash flow from investing activities:
    Acquisition of property and equipment                               (29,051)         (81,311)
    Software development costs                                          (99,210)         (15,288)
    Sale of equipment                                                   125,000               --
    Investing activities of discontinued operations                          --          (56,721)
                                                                    -----------      -----------
Net cash used by investing activities                                    (3,261)        (153,320)
                                                                    -----------      -----------
Cash flow from financing activities:
    Borrowings under credit facility                                  5,240,238          700,000
    Repayments of credit facility                                    (5,184,270)      (1,355,036)
    Repayment of notes payable                                         (403,003)        (303,450)
    Issuance of common stock and warrant for cash                            --           41,016
                                                                    -----------      -----------
Net cash used by financing activities                                  (347,035)        (917,470)
                                                                    -----------      -----------
Effect of foreign currency fluctuation on cash and
  cash equivalents                                                        2,158            1,194
                                                                    -----------      -----------
Net increase in cash and cash equivalents                               624,486        1,164,610
Cash and cash equivalents at beginning of period                        389,495        2,034,593
Less end of period cash and cash equivalents of
  discontinued operations                                                    --          375,861
                                                                    -----------      -----------
Cash and cash equivalents at end of period                          $ 1,013,981      $ 2,823,342
                                                                    ===========      ===========

Supplemental schedule of non-cash investing and financing
  activities:
    Issuance of common stock in exchange for services                        --           77,500
    Addition to capital lease obligation                                     --           33,840

Supplemental disclosure of cash flow information:
    Cash paid for interest                                              273,704          218,539
    Cash paid for income taxes                                           10,855               --

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                    For the three months
                                                      ended March 31,
                                                 -------------------------
                                                     1999           2000
                                                 -----------      --------
Net income (loss)                                $(1,319,069)     $350,925
     Other comprehensive income,
     foreign currency translation adjustment           1,938         1,766
                                                 -----------      --------
Comprehensive income (loss)                      $(1,317,131)     $352,691
                                                 ===========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   FORMATION AND BUSINESS OF THE COMPANY.

     International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively "IRIS" or the "Company") designs, develops, manufactures and markets in vitro diagnostic ("IVD") equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, and special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories. The Company also provides ongoing service and supplies to support the equipment sold.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and 1999 and the results of its operations for the three month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications:

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

3.   COMPREHENSIVE INCOME.

     The Company's components of comprehensive income are net income and foreign currency translation adjustments. No tax effect has been allocated to the foreign currency translation adjustment for the periods presented.

     The following is a reconciliation of accumulated other comprehensive income balance for the three months ended March 31, 2000:

           Beginning balance                                 $67,207
           Current period change                               1,766
                                                             -------
           Ending balance                                    $68,973
                                                             =======

4.   INVENTORIES.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

                                              At December 31,      At March 31,
                                                    1999               2000
                                              ---------------      ------------
 Finished goods                                  $  842,952         $  929,124
 Work-in-process                                    350,424            813,867
 Raw materials, parts and sub-assemblies          2,167,092          1,598,844
                                                 ----------         ----------
                                                 $3,360,468         $3,341,835
                                                 ==========         ==========

5.   SHORT-TERM BORROWINGS AND NOTES PAYABLE.

     At March 31, 2000, the outstanding amount under the credit facility with Foothill Capital Corporation, consists of $1.4 million outstanding under a $3.6 million term loan and no amount outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $440,000 available under the line of credit at March 31, 2000. The term loan bears interest at the lender's prime rate (9.0% on March 31, 2000) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisitions, capital expenditures and cash dividends.

6.   CAPITAL STOCK.

Stock Issuances:

     During the three months ended March 31, 2000, the Company (i) issued 20,831 shares of common stock in exchange for $13,500 in cash and services under the Employee Stock Purchase Plan, (ii) issued options to purchase 3,000 shares of common stock under the Company's stock option plans and (iii) cancelled options to purchase 25,416 shares of common stock. Options for 14,135 shares of common stock were exercised during the period. At March 31, 2000, options to purchase 1,831,100 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2010. The exercise price for these options ranges from $0.69 to $4.38 per share. At March 31, 2000, there were 30,933 shares of common stock available for the granting of future options under the Company's stock option plans. Also, there were 150,000 shares which have been issued subject to the authorization of additional shares under an existing stock option plan.

     During the three months ended March 31, 2000, the Company issued 18,000 shares of common stock, 6,000 shares of preferred stock and warrants to purchase an additional 18,000 shares of common stock in exchange for 6,000 shares of the common stock of Poly U/A Systems that had not been acquired through the tender offer which took place in 1999.

Warrants

      During the three months ended March 31, 2000, warrants were exercised to purchase 9,000 shares of common stock for $9,000. Also, warrants to purchase an additional 100,000 shares of common stock were issued in exchange for future services. During the period, warrants to purchase 50,000 shares of common stock expired unexercised and the expiration date of 298,633 other warrants was extended by one year.

      As of March 31, 2000, the following warrants to purchase shares of common stock were outstanding and exercisable:

     Number of Shares             Per Share Price       Expiration Date
     ----------------             ---------------       ---------------
          25,000                        4.375           June 1, 2000
          25,000                        4.0625          July 1, 2000
         123,000                        7.80            September 28, 2000
         298,633                        4.00            April 3, 2001
         875,000                        3.56            July 31, 2001
          84,270                        3.56            December 31, 2001
         100,000                        1.50            February 10, 2002
          10,000                        4.31            May 15, 2002
         306,000                        2.00            August 6, 2002
         297,000                        1.00            August 6, 2002

7.   UNUSUAL CHARGES.

     The results of operations for the three month period ended March 31, 2000 include $28,180 of charges related to the settlement with Poly U/A Systems, Inc. and $23,905 of expenses in connection with the prior CEO's retirement agreement.

8.   INCOME TAXES.

     The income tax provision from continuing operations for the three-month period ended March 31, 2000 was $377,935 as compared to an income tax benefit of $174,105 for the comparable period last year. The income tax provision and benefit differs from the federal statutory rate due primarily to state income taxes, unutilized foreign losses, permanent differences between income reported for financial statement and income tax purposes and changes in the tax valuation allowance relating to the company's net operating loss carryforwards.

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

9.   EARNINGS PER SHARE (EPS).

     The computation of per share amounts for the three months ended March 31, 2000 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 3,444,368 and 2,972,804 shares of common stock outstanding during the three months ended March 31, 2000 and three months ended March 31, 1999, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Preferred stock convertible into 2,000,000 common shares at March 31, 1999, was also not considered in the computation of diluted EPS for the three month period then ended because their inclusion would have been antidilutive.

     The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts for the three months ended March 31, 2000.

     Weighted average number of shares - basic                    9,378,013

     Effects of Dilutive Securities

          Options
          Warrants                                                  374,794
          Preferred Stock                                           155,841
                                                                    302,736
                                                                 ----------
     Weighted average number of shares - diluted                 10,211,384
                                                                 ==========

10.  DISCONTINUED OPERATIONS.

     On March 17, 2000, the Company signed a letter of intent to sell its wholly-owned subsidiary, Perceptive Scientific Instruments, LLC ("PSI"). PSI comprised the Company's genetic analysis business segment. The most significant condition was governmental approval to transfer various government research contracts to the buyer. The government recently declined to approve the transfer of the research contracts, and the potential buyer has indicated that it is considering another offer at a reduced purchase price. The consummation of this transaction depends largely upon the revised offer. If the Company does not reach an agreement with the current buyer, the Company plans to pursue other opportunities for a disposition of Perceptive Scientific Instruments. Accordingly, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," the Company is presenting the results of operations of PSI in the accompanying financial statements as discontinued operations. The Company believes that it will dispose of PSI on a profitable basis.

     The operating results of the discontinued operations are summarized as follows:

                                                        For the three months
                                                          ended March 31,
                                                   -----------------------------
                                                       1999              2000
                                                   -----------       -----------
Revenues                                           $ 1,133,448       $   784,735
Costs and expenses                                   1,618,682         1,132,811
Operating income (loss)                               (485,234)         (348,076)
Other Income (loss)                                    (22,799)              676
Loss from discontinued operations before
  income tax benefit                                  (508,033)         (347,400)
Income tax benefit                                    (118,689)          (61,015)
Loss from discontinued operations                     (389,344)         (286,385)

     The net assets of discontinued operations are summarized as follows:

                                                   December 31,       March 31,
                                                       1999              2000
                                                   -----------       -----------
Current assets                                     $ 1,585,151       $ 1,467,591
Property and equipment                                 234,958           212,748
Deferred software costs                                226,669           228,374
Current liabilities                                 (1,125,077)       (1,162,679)
Net assets                                             921,701           746,034

     The cash flow data of the discontinued operations for the three months ended March 31, 1999 were not separately detailed in the statement of cash flows, but are summarized below:

          Cash provided from operations                      $ 41,371
          Cash used by investing activities                   (40,047)
          Effect of foreign currency fluctuations
            on cash equivalents                                 2,157
                                                             --------
          Cash provided by discontinued operations           $  3,481
                                                             ========

11. SEGMENT AND GEOGRAPHIC INFORMATION.

     The Company's continuing operations are organized on the basis of products and related services and under FAS 131 operates in two segments: (1) urinalysis and (2) small laboratory devices.

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

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's report on Form 10-K for the year ended December 31, 1999. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges ("Segment Profit").

     The tables below present information about reported segments for the three month periods ended March 31, 2000 and 1999:

     Three Months Ended March 31, 2000:

                                                        Small         Unallocated
                                                      Laboratory       Corporate
                                     Urinalysis        Devices          Expenses         Total
                                     -----------      ----------      ------------       -----------
Revenues                             $ 5,410,309      $1,342,829                --       $ 6,753,138
Interest income                      $    33,257              --                --       $    33,257
Interest expense                     $       955              --      $    240,796       $   241,751
Depreciation and amortization        $   163,290      $   28,743      $     20,670       $   212,703
Segment profit (loss)                $ 1,498,698      $  321,472      $   (804,925)      $ 1,015,245
Segment assets                       $11,024,665      $2,026,018      $ 11,078,040       $24,128,723
Investment in long-lived assets      $    88,699      $    7,900                --       $    96,599

     Three Months Ended March 31, 1999:

                                                        Small         Unallocated
                                                      Laboratory       Corporate
                                     Urinalysis        Devices         Expenses               Total
                                     -----------      ----------      -----------          ------------
Revenues                             $ 4,354,520      $1,134,270               --          $  5,488,790
Interest income                      $     6,465      $      545               --          $      7,010
Interest expense                     $     1,397              --      $   280,928          $    282,325
Depreciation and amortization        $   263,335      $   41,548      $     9,762          $    314,645
Segment profit (loss)                $ 1,013,912      $  253,189      $(2,370,931)(1)      $ (1,103,830)
Segment assets                       $11,187,956      $1,869,399      $ 9,156,134          $ 22,213,489
Investment in long-lived assets      $    83,679      $    4,535               --          $     88,214

----------

(1)  Includes litigation settlement of $1,520,371.

     Long-lived assets for continuing operations were all located in the United States and totaled $2,646,393 at December 31, 1999 and $2,670,162 at March 31, 2000.

     The following is a reconciliation of segment assets to the consolidated balance sheet as of March 31, 2000:

                                                March 31, 2000
                                                --------------
Segment assets from continuing operations         $24,128,723
Net assets of discontinued segment                $   746,035
                                                  -----------
                                                  $24,874,758
                                                  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     In March of 2000, we entered into a letter of intent to sell Perceptive Scientific Instruments, our genetic analysis business. In light of our plans to sell Perceptive Scientific Instruments, we are treating this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information in this Quarterly Report. For a further discussion of our plans to sell this business, please see the section entitled "Discontinued Business Operations" on page 16 of this Quarterly Report on Form 10-K.

OVERVIEW

     We generate revenues primarily from sales of The Yellow IRIS urinalysis workstation, an in vitro diagnostic, or IVD, imaging system based on our patented and proprietary AIM technology, and the related supplies and service required to operate this workstation. We also earn revenues from sales of ancillary lines of small laboratory instruments and supplies. Until 1996, we marketed just two models of The Yellow IRIS urinalysis workstation. These models differ mainly in speed and price. In 1996, we introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system. This model is a higher capacity automated urinalysis workstation designed especially for the high-volume testing requirements of large hospitals and reference laboratories. In December 1997, we began distributing the IRIS/Sysmex UF-100 urine cell analyzer in the United States under an exclusive agreement with its manufacturer, Sysmex Corporation. We did not have significant sales of the UF-100 in 1998, 1999 or 2000. In September 1998, Sysmex started procedures to end the exclusive nature of our distribution rights, claiming inadequate sales performance. We denied these allegations. Sysmex has announced that its U.S. subsidiary will distribute the UF-100 in North America. We may take legal action. We cannot predict the impact on the Company of this announcement or any legal action we may take.

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

     The following table summarizes total product technology expenditures for the periods indicated:

                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                          1999            2000
                                                        ---------       --------
Research and development expense, net                   $ 305,000       $424,000
Capitalized software development costs                     69,000         15,000
Reimbursed costs for research and
  development grants and contracts                         (3,000)            --
                                                        ---------       --------
        Total product technology expenditures           $ 371,000       $439,000
                                                        =========       ========

     In 1995, we entered into a joint development project with Poly U/A Systems, Inc. for development of several new products to enhance automated urinalysis. Subsequently, certain disputes arose with the Poly U/A shareholders. In 1999, we made a tender offer to acquire all of the outstanding shares of Poly U/A stock for a package of IRIS securities with an estimated value of up to $1.5 million. Approximately 77% of the outstanding shares of Poly U/A were tendered in this transaction. We subsequently purchased most the remaining shares of Poly U/A stock in several negotiated transactions. Poly U/A is now a 99% owned subsidiary of IRIS. We have recorded the cost of purchasing Poly U/A stock as a litigation settlement expense.

RESULTS OF OPERATIONS

     COMPARISON OF QUARTER ENDED MARCH 31, 2000 TO QUARTER ENDED MARCH 31, 1999

     Net revenues for the quarter ended March 31, 2000 totaled $6.8 million, an increase of $1.3 million, or 23%, over the same period last year. Sales of IVD imaging systems increased to $1.5 million from $1.0 million, an increase of $474,000, or 46% from the comparable period last year. Sales of IVD system supplies and services increased to $3.5 million from $3.2 million, an increase of $270,000 or 8% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies increased to $1.3 million from $1.1 million, an increase of $208,000, or 18% over the comparable to the same period last year. Royalties and licensing revenues increased to $377,000 in the current quarter from $65,000 in the same period last year. The increase was due to the receipt of a $300,000 license fee in connection with expanded licensing of several existing patents.

     Revenues from the urinalysis segment totaled $5.4 million in the current quarter as compared to $4.4 million in the same quarter of last year, an increase of $1 million. This growth is due to increased sales of The Yellow IRIS family of workstations, increased sales of related system supplies and services to the growing installed base and a license fee in connection with expanded licensing of several existing patents. Revenues from small laboratory devices increased to $1.3 million in the current quarter, as compared to $1.1 million in the same quarter last year, an increase of $208,000. This growth is primarily due to increased sale of instruments.

     Cost of goods for IVD systems increased as a percentage of sales of IVD imaging systems to 66% for the quarter ended March 31, 2000 from 65% for the comparable period last year. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 43% for the current period which was comparable to the same period last year. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 52% for the current quarter compared to 54% for the comparable period last year due to increased sales volume. The aggregate gross margin totaled 52% for the current quarter as compared to 51% in the same quarter last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 50% this quarter as compared to 48% in the same quarter of last year. This increase is due to the fact revenues from instruments sales (which have a lower margin than supplies and service) accounted for a greater proportion of total revenues for the urinalysis segment in current period as compared to the prior period. This was partially offset by the impact on revenues of the license fee. Cost of goods for small laboratory devices as a percentage of revenues totaled 52% in the current period, as compared to 54% in the same quarter of last year. This decrease is due to increased sales volume.

     Marketing and selling expenses totaled $832,000 for the quarter ended March 31, 2000, compared to $878,000 in the same period last year, a decrease of $46,000 or 5%. Decreased promotional activities for The Yellow IRIS urinalysis workstation more than offset increased marketing efforts for small instruments and supplies. Marketing and selling expenses as a percentage of net revenues was 12% in the current quarter as compared to 16% last year.

     General and administrative expenses increased to $967,000 for the current quarter ended March 31, 2000 as compared to $759,000 for the comparable period last year, an increase of $208,000 or 27%. This increase is primarily due to accrued management bonuses based on first quarter profitability. General and administrative expenses for the quarter as a percentage of net revenues was 14% in the current year which was comparable to the prior year.

     Net research and development expenses increased to $424,000 for the quarter ended March 31, 2000 from $305,000, an increase of $119,000 or 39% from the comparable period last year. Net research and development expenses remained constant as a percentage of revenues at 6%. There were no reimbursements under joint development programs. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $439,000 from $371,000, an increase of $68,000 or 18% as compared to the comparable period last year. The increase in total product technology expenditures is due to increased spending under a major project focused on The Yellow IRIS workstation. We began this project in 1999 to improve The Yellow IRIS urinalysis workstation product line. As a result, we expect significant increases in our net research and development expenses above 1999 levels. We have completed feasibility studies on the proposed improvements. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales.

     Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the quarter ended March 31, 2000 decreased to $37,000 from $70,000, a decrease of $33,000 or 47% from the comparable period last year. The decline is the result of the write-off in the third quarter of 1999 of The White IRIS and deferred warrant costs.

     The results of operations for the quarter ended March 31, 2000 include unusual expenses of $54,000 as compared to $1.6 million in the prior year's quarter. The prior year's expenses related primarily to the settlement with Poly UA and legal expenses for an arbitration with the former owner of Perceptive Scientific Instruments.

     The net result was operating income of $1.2 million for the quarter ended March 31, 2000 as compared to an operating loss of $831,000 for the same quarter last year. Excluding the unusual expenses, operating income totaled $1.3 million for the first quarter of 2000 as compared $786,000 for the same quarter last year.

     Interest expense decreased to $242,000 for the quarter ended March 31, 2000 from $282,000 for the comparable period last year due to reduced indebtedness, partially offset by increased interest rates on our credit facility.

     For the quarter ended March 31, 2000, urinalysis segment profits increased to $1.5 million as compared to $1.0 million in the same period last year, an increase of $485,000, or 48%. This increase is largely due to higher revenue partially offset by lower gross margins and higher operating expenses. Segment profits from the small laboratory devices segment totaled $321,000 in the current quarter as compared to $253,000 in the same period last year. The improvement was the result of increased product sales and gross margins. Unallocated corporate expenses totaled $805,000 in the current period as compared to $2.4 million in the comparable period last year, a decrease of $1.6 million. This decrease is due primarily to the fact that 1999 numbers included a litigation settlement of $1.5 million.

     The income tax provision for the quarter ended March 31, 2000 was $378,000, as compared to an income tax benefit $174,000 for the comparable period in 1999. The difference reflects the Company's profitability in the first quarter of 2000 as compared to its net loss for the comparable prior period. The difference between the effective rate and the federal statutory rate for the three months ended March 31, 1999 relates primarily to an increase in the deferred tax valuation allowance relating to net operating loss carryforwards generated by the litigation settlement with Poly UA.

     We had income from continuing operations of $637,000 or $0.06 per diluted share for the quarter ended March 31, 2000 as compared to a loss from continuing operations of $930,000 or $0.15 per diluted share for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $2.8 million at March 31, 2000 from $2.0 million at December 31, 1999. The increase is due to the cash provided by operations in excess of amounts used by investing and financing activities. Cash provided by operations for the quarter ended March 31, 2000 increased to $2.2 million from $973,000 for the comparable period last year. This increase is primarily due to improved operations (excluding unusual noncash write-offs) and decreased accounts receivable.

     Cash used by investing activities totaled $153,000 for the quarter ended March 31, 2000, as compared to $3,000 in the same quarter last year. The increase is primarily due to the increase in net expenditures for property and equipment.

     The credit facility with Foothill Capital Corporation, a Wells Fargo company, consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The term loan bears interest at the lender's prime rate (9.0% on March 31, 2000) plus 3.0%, and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends. We were in compliance with all of the financial covenants at March 31, 2000.

     We began a major project in 1999 to improve The Yellow IRIS urinalysis workstation product line. As a result, we are incurring increased expenditures for our research and development. We plan to fund this project with cash from operations.

     Net cash used by financing activities totaled $917,000 and consisted primarily of principal payments made on the term loan described above and net repayments of amounts borrowed under the revolving line of credit. As of March 31, 2000, $1.4 million was outstanding under the term loan and no amount was outstanding under the revolving line of credit; $440,000 remained available for future borrowings under the revolving credit line.

     We reduced our outstanding borrowings by $1.0 million in the first quarter of 2000 and we have scheduled principal payments totaling $1.2 million during the next 12 months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for at least the next 12 months. On July 31, 2001, our $7.0 million subordinated note becomes due and payable. We anticipate that we will have to seek proceeds from a debt or equity financing in order to meet this obligation.

     We had 204,000 shares of Series B Callable Preferred Stock outstanding on March 31, 2000. These shares have a liquidation preference of $3 per share (or an aggregate liquidation preference of $612,000). The "callable" feature entitles us to convert the preferred stock at any time into a number of shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2.00 per share of common stock). The preferred stock will automatically convert under the same formula on August 3, 2002 if we have not converted it sooner. Based on the average closing price of $2.36 for the five consecutive trading days ending March 31, 2000, the call price would be $2.36, and we could convert the Series B Callable Preferred Stock into 259,322 shares of common stock. The Series B Callable Preferred Stock is non-voting, is not entitled to any preferred dividends, and is not subject to any mandatory or optional redemption provisions. We are not permitted to pay cash dividends on our common stock or to repurchase any shares of our common stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

DISCONTINUED BUSINESS OPERATIONS

     We acquired Perceptive Scientific Instruments in July 1996. Its principal product line is the PowerGene family of genetic analyzers -- IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. In March of 2000, we signed a letter of intent to sell this business to a well-known international company for an estimated price of $2.5 to $5.0 million in cash. The exact price depended on the results of the buyer's remaining due diligence and the satisfaction of certain conditions. The most significant condition was governmental approval to transfer various government research contracts to the buyer. The government declined to approve the transfer of the research contracts, and the potential buyer has indicated that it is considering another offer at a reduced purchase price.

     In light of our plans to sell Perceptive Scientific Instruments, we are treating this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information and in this Quarterly Report to reflect this treatment. However, we cannot be sure that this transaction will occur. This transaction depends largely upon the buyer's revised offer. If the Company does not reach an agreement with the current buyer, the Company plans to pursue other opportunities for a disposition of Perceptive Scientific Instruments.

SHAREHOLDER RIGHTS PLAN

     We have a shareholders rights plan. The rights are not presently exercisable. They become exercisable only if a person or group acquires 20% or more of our common stock, or announces a tender offer for 20% or more of our common stock, without board approval. If the rights are triggered, all common stockholders (except the hostile party) will be entitled to purchase shares of common stock (or the economic equivalent in preferred stock) at a price based on a substantial discount from the market price of the common stock. The Board of Directors may terminate the plan at any time or redeem the rights prior to their becoming exercisable. The rights expire on December 22, 2009.

NET OPERATING LOSS CARRYFORWARDS

     At December 31, 1999, we had federal net operating loss carryforwards of approximately $17.5 million. If substantially all of our outstanding options and warrants are exercised, these transactions in combination with other prior stock issuances during the past three years would constitute a "change of ownership" under Section

382 of the Internal Revenue Code. Section 382 imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the applicable federal rate) and the value of the corporation at the time of the change of ownership. Depending on the market price of our common stock at the time a change of ownership occurs, the resulting limitations imposed by Section 382 could trigger a substantial write down in our deferred tax assets and a corresponding charge to earnings in the relevant quarter.

INFLATION

     The Company does not foresee any material impact on its operations from inflation.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things,

     - our ability to secure additional financing to repay the remaining principal balance of our long-term debt and to fund our long-term business strategy,

     - unexpected technical and marketing difficulties inherent in major product development efforts,

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

     - increasing competition from imaging and non-imaging based in-vitro diagnostic products, and

     - our ability to dispose of Perceptive Scientific Instruments on financially acceptable terms.

     We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 to our 1999 Annual Report on Form 10-K. Stockholders should understand that the uncertainties and other factors identified in this Quarterly Report and in
Exhibit 99 to the Annual Report are not a comprehensive list of all the uncertainties and other factors which may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors which could affect those statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective in the second quarter of this fiscal year. The Company believes that the SAB will not have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There was no material change in the Company's exposure to market risk on March 31, 2000 as compared to its market risk exposure on December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Company's 1999 Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are involved in routine litigation arising in the ordinary course of our business, and, while we cannot predict the outcome of these proceedings, we believe they will not materially or adversely affect us.

ITEM 2. SALES OF UNREGISTERED SECURITIES.

     In September 1999, we acquired 77% of the capital stock of Poly U/A Systems, Inc. in a tender offer to settle a dispute with the shareholders of Poly U/A Systems. In January 1999, we acquired another 6,000 shares of capital stock of Poly U/A Systems from three more stockholders on the same terms as the tender offer. The selling stockholders signed a release of all claims against the Company and received in the aggregate 6,000 shares of Series B callable preferred stock, 18,000 shares of common stock and warrants to purchase another 18,000 shares of common stock. The "callable" feature of the preferred stock entitles us to convert it at any time into a number of shares of common stock equal to the liquidation value of the Preferred Stock ($3.00 per share) divided by the market price of the common stock at the time of conversion based on a 5-day average price, subject to a minimum value of $2.00 per share of common stock. Each warrant entitles the holder to purchase half of the underlying shares for $1.00 per share and the other half for $2.00 per share. The selling stockholders signed written investor representations confirming their status as "accredited investors" under Regulation D and confirming their intent to acquire the securities for their own account and not with a view to resale or distribution. The Company did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933. The Company believes this transaction was exempt from the registration requirements of the Securities Act of 1933 based Section 4(2) of the Securities Act of 1933.

     In February 2000, we retained an investment consulting firm for a two year term and issued them a 2-year warrant to purchase 100,000 shares of common stock at $1.50 per share. We believe the consulting firm is an "accredited investor" under Regulation D and has acquired the warrant for their own account and not with a view to resale or distribution. The Company did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933. The Company believes this transaction was exempt from the registration requirements of the Securities Act of 1933 based Section 4(2) of the Securities Act of 1933.

     In April 2000, we acquired another 51,000 shares of capital stock of Poly U/A Systems from three more stockholders of Poly U/A Systems. The selling stockholders signed a release of all claims against the Company and received 291,556 shares of common stock. They also signed written investor representations confirming their status as "accredited investors" under Regulation D and confirming their intent to acquire the securities for their own account and not with a view to resale or distribution. The Company did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933. The Company believes this transaction was exempt from the registration requirements of the Securities Act of 1933 based Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

Exhibit                                                                                           Reference
Number     Description                                                                            Document
-------    -----------                                                                            --------
3.1(a)     Certificate of Incorporation, as amended                                                  (1)
3.1(b)     Certificate of Designations of Series A Convertible Preferred Stock                       (2)
3.1(c)     Certificate of Designations of Series B Callable Preferred Stock                          (3)
3.1(d)     Certificate of Designations, Preferences and Rights of Series C Preferred Stock           (4)
3.2        Restated Bylaws                                                                           (5)
4.1        Specimen of Common Stock Certificate                                                      (6)
4.2        Certificate of Designations of Series A Convertible Preferred Stock                       (2)
4.3        Certificate of Designations of Series B Callable Preferred Stock                          (3)

 4.4       Certificate of Designations, Preferences and Rights of Series C Preferred Stock           (4)
27         Financial Data Schedule 1999                                                              --

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

(3)  Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)  Current Report on Form 8-K dated January 26, 2000.

(5)  Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

     (b) Reports on Form 8-K

     During the quarter ended March 31, 2000, the Company filed the following current reports on Form 8-K:

            1. On January 26, 2000, the Company filed a Form 8-K announcing the adoption of a stockholder rights plan.

            2. On February 4, 2000, the Company filed a Form 8-K announcing that Dr. Fred H. Deindoerfer, its founding Chairman and long-time Chief Executive Officer, had retired from the Board of Directors.

            3. On March 27, 2000, the Company filed a Form 8-K announcing that it has signed a Letter of Intent with a well known international company for a potential sale of the business of Perceptive Scientific Instruments, LLC, the Company's subsidiary responsible for the manufacture and marketing of the PowerGene line family of genetic analyzers.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on May 15, 2000.

                                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                       By:  /s/ Donald E. Horacek
                                            ------------------------------------
                                            Donald E. Horacek
                                            Controller and Assistant Secretary
                                            [Authorized Signatory and Principal
                                            Accounting Officer]

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-Q

                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2000

                           COMMISSION FILE NO. 1-9767

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                  EXHIBIT INDEX

Exhibit                                                                                         Reference
Number     Description                                                                          Document
-------    -----------                                                                          ---------
 3.1(a)    Certificate of Incorporation, as amended                                                 (1)
 3.1(b)    Certificate of Designations of Series A Convertible Preferred Stock                      (2)
 3.1(c)    Certificate of Designations of Series B Callable Preferred Stock                         (3)
 3.1(d)    Certificate of Designations, Preferences and Rights of Series C Preferred Stock          (4)
 3.2       Restated Bylaws                                                                          (5)
 4.1       Specimen of Common Stock Certificate                                                     (6)
 4.2       Certificate of Designations of Series A Convertible Preferred Stock                      (2)
 4.3       Certificate of Designations of Series B Callable Preferred Stock                         (3)
 4.4       Certificate of Designations, Preferences and Rights of Series C Preferred Stock          (4)
27         Financial Data Schedule 1999                                                              --

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