Form 10-Q
period 2000-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2000-08-14
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                            Commission File
    June 30, 2000                                                  No. 1-9767
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

                               Yes [X] No [ ]


           The number of shares of Common Stock of the registrant outstanding as of July 31, 2000 was 9,726,087.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


                               INDEX TO FORM 10-Q

                    Three and Six Months Ended June 30, 2000


                                                                                                    PAGE
        PART I -    FINANCIAL INFORMATION

                    ITEM 1 - Consolidated Financial Statements

                    Consolidated Balance Sheets........................................................2


                    Consolidated Statements of Operations..............................................3


                    Consolidated Statements of Cash Flows..............................................7


                    Consolidated Statements of Comprehensive Income....................................9


                    Notes to Consolidated Financial Statements........................................10


                    ITEM 2 - Management's Discussion and Analysis of
                               Financial Condition and Results of Operations..........................15

                    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...............22


        PART II -   OTHER INFORMATION

                    ITEM 1 - Legal Proceedings........................................................22

                    ITEM 2 - Sales of Unregistered Securities.........................................22

                    ITEM 4 - Submission of Matters to a Vote of Security Holders......................22

                    ITEM 6 - Exhibits and Reports on Form 8-K
                         (a) Exhibits.................................................................22
                         (b) Reports on Form 8-K......................................................23

        SIGNATURE.....................................................................................23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS
                                                                               At December 31,      At June 30,
                                                                                     1999             2000
                                                                               ---------------     ------------
                                                                                                    (unaudited)
Current assets:
Cash and cash equivalents                                                      $     2,034,593     $  3,024,812
Accounts receivable, net of allowance for doubtful
  accounts of $516,047 in 1999 and $361,180 in 2000                                  6,444,865        5,067,773
Inventories                                                                          3,360,468        3,377,522
Prepaid expenses and other current assets                                              355,935          260,641
Deferred tax asset                                                                   1,005,908        1,248,579
                                                                               ---------------     ------------
     Total current assets                                                           13,201,769       12,979,327

Property and equipment, at cost, net of accumulated depreciation
  of $5,870,670 in 1999 and $5,154,851 in 2000                                       1,553,942        1,236,724
Purchased intangibles, net of accumulated amortization
  of $124,813 in 1999 and $142,159 in 2000                                             258,295          240,950
Software development costs, net of accumulated amortization of
  $1,782,410 in 1999 and $1,297,591 in 2000                                            474,616          266,885
Deferred tax asset                                                                  10,351,336        9,412,734
Other assets                                                                           821,167        1,729,129
                                                                               ---------------     ------------
     Total assets                                                              $    26,661,125     $ 25,865,749
                                                                               ===============     ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                        $       655,036     $    380,960
  Current portion of long-term debt                                                  1,200,000        1,100,000
  Accounts payable                                                                   2,466,389        2,508,690
  Accrued expenses                                                                   2,647,975        2,214,716
  Deferred income - service contracts and other                                      1,140,737          704,870
                                                                               ---------------     ------------
     Total current liabilities                                                       8,110,137        6,909,236

Subordinated note payable                                                            7,000,000        7,000,000
Deferred income - service contracts and other                                          829,281          441,481
Notes payable, long-term portion                                                       500,000               --
                                                                               ---------------     ------------
     Total liabilities                                                              16,439,418       14,350,717

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; Authorized: 3,000,000 shares;
    Callable Series B  shares issued and outstanding:
    1999 - 198,000 ($594,000 liquidation preference)
    2000 - 204,000 ($612,000 liquidation preference)                                     1,980            2,040
  Common stock, $.01 par value; Authorized: 15,600,000 shares
    Shares issued and outstanding: 1999 - 9,347,325 and 2000 - 9,707,514                93,473           97,074
  Additional paid-in capital                                                        39,529,777       40,163,509
  Unearned compensation                                                               (153,108)        (255,867)
  Foreign currency translation adjustment                                               67,207               --
  Accumulated deficit                                                              (29,317,622)     (28,491,724)
                                                                               ---------------     ------------
          Total shareholders' equity                                                10,221,707       11,515,032
                                                                               ---------------     ------------
          Total liabilities and shareholders' equity                           $    26,661,125     $ 25,865,749
                                                                               ===============     ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                         For the three months ended June 30,
                                                                         -----------------------------------
                                                                                 1999             2000
                                                                             -----------     ------------
   Sales of IVD systems                                                      $ 1,716,679     $  2,005,428
   Sales of IVD supplies and services                                          3,240,054        3,635,482
   Sales of small instruments and supplies                                     1,123,815        1,786,181
   Royalties and licensing revenues                                               37,299           49,390
                                                                             -----------     ------------
   Net revenues                                                                6,117,847        7,476,481
                                                                             -----------     ------------
   Cost of goods - IVD systems                                                 1,153,834        1,320,961
   Cost of goods - IVD supplies and services                                   1,401,599        1,396,260
   Cost of goods - small instruments and supplies                                618,363          920,590
                                                                             -----------     ------------
   Cost of goods sold                                                          3,173,796        3,637,811
                                                                             -----------     ------------
   Gross margin                                                                2,944,051        3,838,670

   Marketing and selling                                                         848,481        1,011,083
   General and administrative                                                    846,392          948,885
   Research and development, net                                                 279,626          596,932
   Amortization of intangibles                                                    70,283           33,724
   Unusual charges                                                               426,542               --
                                                                             -----------     ------------
   Total operating expenses                                                    2,471,324        2,590,624

   Operating income                                                              472,727        1,248,046

   Other income (expense):
      Interest income                                                              9,639           50,061
      Interest expense                                                          (261,751)        (242,876)
      Other income                                                                   871           11,178
                                                                             -----------     ------------
   Income from continuing operations before provision                            221,486        1,066,409
       for income taxes

   Provision for income taxes                                                    105,328          392,277
                                                                             -----------     ------------
   Income from continuing operations                                             116,158          674,132

   Loss from discontinued operations:
       Loss from operations of discontinued segment prior to
         March 31, 2000, net of tax benefit of $112,580                         (235,902)              --
       Loss on disposal of discontinued segment,
         including tax provision of $29,374                                           --         (199,159)
                                                                             -----------     ------------
   Loss from discontinued operations                                            (235,902)        (199,159)
                                                                             -----------     ------------
   Net income (loss)                                                         $  (119,744)    $    474,973
                                                                             ===========     ============


   Income (loss) per share - basic:
       Income (loss) from continuing operations                              $      0.02     $       0.07
       Loss from discontinued operations                                           (0.04)           (0.02)
                                                                             -----------     ------------
   Income (loss) per share attributable to common shareholders - basic       $     (0.02)    $       0.05
                                                                             ===========     ============
   Income (loss) per share - diluted:
       Income (loss) from continuing operations                              $      0.01     $       0.07
       Loss from discontinued operations                                           (0.02)           (0.02)
                                                                             -----------     ------------
   Income (loss) per share attributable to common shareholders - diluted     $     (0.01)    $       0.05
                                                                             ===========     ============
   Weighted average number of common shares outstanding - basic                6,490,422        9,649,658
   Weighted average number of common shares outstanding - diluted              8,493,901       10,325,890


---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                 For the six months ended June 30,
                                                                 ---------------------------------
                                                                       1999             2000
                                                                   ------------     ------------
   Sales of IVD systems                                            $  2,756,465     $  3,519,153
   Sales of IVD supplies and services                                 6,489,840        7,155,051
   Sales of small instruments and supplies                            2,258,085        3,129,010
   Royalties and licensing revenues                                     102,247          426,405
                                                                   ------------     ------------
   Net revenues                                                      11,606,637       14,229,619
                                                                   ------------     ------------
   Cost of goods - IVD systems                                        1,826,307        2,325,101
   Cost of goods - IVD supplies and services                          2,813,241        2,909,567
   Cost of goods - small instruments and supplies                     1,225,759        1,619,349
                                                                   ------------     ------------
   Cost of goods sold                                                 5,865,307        6,854,017
                                                                   ------------     ------------
   Gross margin                                                       5,741,330        7,375,602

   Marketing and selling                                              1,726,393        1,842,746
   General and administrative                                         1,605,186        1,970,426
   Research and development, net                                        584,275        1,020,651
   Amortization of intangibles                                          140,345           70,673
   Unusual charges                                                    2,043,273               --
                                                                   ------------     ------------
   Total operating expenses                                           6,099,472        4,904,496

   Operating income (loss)                                             (358,142)       2,471,106

   Other income (expense):
      Interest income                                                    16,649           83,318
      Interest expense                                                 (544,076)        (484,627)
      Other income                                                        3,225           11,857
                                                                   ------------     ------------
   Income (loss)  from continuing operations before provision          (882,344)       2,081,654
       (benefit) for income taxes

   Provision (benefit) for income taxes                                 (68,777)         770,212
                                                                   ------------     ------------
   Income (loss) from continuing operations                            (813,567)       1,311,442

   Loss from discontinued operations:
       Loss from operations of discontinued segment prior to           (625,246)        (286,385)
         March 31, 2000, net of tax benefit of $231,269 in 1999
         and $61,015 in 2000
       Loss on disposal of discontinued segment, including tax
         provision of $29,374                                                --         (199,159)
                                                                   ------------     ------------
   Loss from discontinued operations                                   (625,246)        (485,544)
                                                                   ------------     ------------
   Net income (loss)                                               $ (1,438,813)    $    825,898
                                                                   ============     ============


   Income (loss) per share - basic:
       Income (loss) from continuing operations                               $        (0.12)    $         0.14
       Loss from discontinued operations                                               (0.10)             (0.05)
                                                                              --------------     --------------
   Income (loss) per share attributable to common shareholders - basic        $        (0.22)    $         0.09
                                                                              ==============     ==============
   Income (loss) per share - diluted:
       Income (loss) from continuing operations                               $        (0.12)    $         0.13
       Loss from discontinued operations                                               (0.10)             (0.05)
                                                                              --------------     --------------
   Income (loss) per share attributable to common shareholders - diluted      $        (0.22)    $         0.08
                                                                              ==============     ==============
   Weighted average number of common shares outstanding - basic                    6,461,807          9,513,836
   Weighted average number of common shares outstanding - diluted                  6,461,807         10,280,304


-----------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        For the six months ended June 30,
                                                                        ---------------------------------
                                                                              1999            2000
                                                                           -----------     -----------
Cash flow from operating activities:
     Net income (loss)                                                     $(1,438,813)    $   825,898
    Adjustments to reconcile net income (loss) to net cash provided by operations:
       Loss from discontinued operations                                            --         485,544
       Deferred tax benefit                                                   (322,273)        700,884
       Depreciation and amortization                                         1,204,256         376,627
       Common stock and stock option compensation amortization                 114,198         113,384
       Gain on disposal of equipment                                           (87,158)         (1,677)
       Litigation settlement payable in equity securities                    1,520,371              --
    Changes in assets and liabilities:
       Accounts receivable - trade and other                                   108,370         319,647
       Service contracts, net                                                  330,973        (305,605)
       Inventories                                                             445,744        (300,063)
       Prepaid expenses and other current assets                               (52,172)         22,268
       Other assets                                                            (24,124)        (68,581)
       Accounts payable                                                       (532,210)        405,724
       Accrued expenses                                                        232,034         424,369
                                                                           -----------     -----------
Net cash provided by continuing operations                                   1,499,196       2,998,419
Net cash used by discontinued operations                                            --        (858,988)
                                                                           -----------     -----------
Net cash provided by operating activities                                    1,499,196       2,139,431
                                                                           -----------     -----------

Cash flow from investing activities:
    Acquisition of property and equipment                                      (93,835)       (151,544)
    Software development costs                                                (202,307)        (31,935)
    Sale of equipment                                                          125,000              --
    Investing activities of discontinued operations                                 --        (136,694)
                                                                           -----------     -----------
Net cash used by investing activities                                         (171,142)       (320,173)
                                                                           -----------     -----------
Cash flow from financing activities:
    Borrowings under credit facility                                         6,554,651       7,110,000
    Repayments of credit facility                                           (6,192,596)     (7,384,076)
    Repayment of notes payable                                                (906,077)       (604,713)
    Issuance of common stock and warrants for cash                              40,581          49,750
                                                                           -----------     -----------
Net cash used by financing activities                                         (503,441)       (829,039)
                                                                           -----------     -----------

Effect of foreign currency fluctuation on cash and cash equivalents             17,264              --
                                                                           -----------     -----------
Net increase in cash and cash equivalents                                      841,877         990,219
Cash and cash equivalents at beginning of period                               389,495       2,034,593
                                                                           -----------     -----------
Cash and cash equivalents at end of period                                 $ 1,231,372     $ 3,024,812
                                                                           ===========     ===========


Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for services                     54,232     80,500
    Addition to capital lease obligation                                      --     33,840
    Issuance of common stock in satisfaction of liabilities                7,650         --

Supplemental disclosure of cash flow information:
    Cash paid for interest                                               506,775    432,497
    Cash paid for income taxes                                            23,082     14,596


----------------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)




                                                               For the three months ended June 30,
                                                               -----------------------------------
                                                                       1999         2000
                                                                    ---------     --------

                Net income (loss)                                   $(119,744)    $474,973

                     Other comprehensive income,
                     foreign currency translation adjustment            6,259           --
                                                                    ---------     --------
                Comprehensive income (loss)                         $(113,485)    $474,973
                                                                    =========     ========



                                                                For the six months ended June 30,
                                                                ---------------------------------
                                                                        1999         2000
                                                                    -----------     --------
                Net income (loss)                                   $(1,438,813)    $825,898

                     Other comprehensive income,
                     foreign currency translation adjustment              8,197           --
                                                                    -----------     --------
                Comprehensive income (loss)                         $(1,430,616)    $825,898
                                                                    ===========     ========

-------------

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and 1999 and the results of its operations for the three and six month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

3.   COMPREHENSIVE INCOME.

     In prior periods, the Company's components of comprehensive income were net income and foreign currency translation adjustments. After the disposal of PSI's international operations, the Company has no other comprehensive income items and, accordingly, comprehensive income is net income.

4.   INVENTORIES.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:


                                                                At December 31, 1999         At June 30, 2000
                                                                --------------------         ----------------
      Finished goods                                                      $  842,952               $  794,433
      Work-in-process                                                        350,424                  477,437
      Raw materials, parts and sub-assemblies                              2,167,092               $2,105,652
                                                                          ----------               ----------
                                                                          $3,360,468               $3,377,522
                                                                          ==========               ==========


5.   SHORT-TERM BORROWINGS AND NOTES PAYABLE.

     At June 30, 2000, the outstanding amount under the credit facility with Foothill Capital Corporation consists of $1.1 million outstanding under a $3.6 million term loan and $381,000 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $2.2 million available under the line of credit at June 30, 2000. The term loan bears interest at the lender's prime rate (9.5% on June 30, 2000) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisitions, capital expenditures and cash dividends.

6.   CAPITAL STOCK.

Stock Issuances:

     During the six months ended June 30, 2000, the Company (i) issued 20,831 shares of common stock in exchange for $13,500 in cash and services under the Employee Stock Purchase Plan, (ii) issued options to purchase 315,050 shares of common stock under the Company's stock option plans and (iii) cancelled options to purchase 105,916 shares of common stock. Options for 20,802 shares of common stock were exercised during the period. At June 30, 2000, options to purchase 2,205,983 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2010. The exercise price for these options ranges from $0.69 to $4.38 per share. At June 30, 2000, there were 249,383 shares of common stock available for the granting of future options under the Company's stock option plans. Included in the options outstanding at June 30, 2000 were options to purchase 150,000 shares which had been issued subject to the authorization of additional shares under an existing stock option plan. Such authorization was granted at the Company's annual meeting in May.

     During the six months ended June 30, 2000, the Company issued 309,556 shares of common stock, 6,000 shares of preferred stock and warrants to purchase an additional 18,000 shares of common stock in exchange for 57,000 shares of the common stock of Poly U/A Systems that had not been acquired through the tender offer which took place in 1999.

Warrants

      During the six months ended June 30, 2000, warrants were exercised to purchase 9,000 shares of common stock for $9,000. Also, warrants to purchase an additional 100,000 shares of common stock were issued in exchange for future services. During the period, warrants to purchase 75,000 shares of common stock expired unexercised and the expiration date of 298,633 other warrants was extended by one year.

      As of June 30, 2000, the following warrants to purchase shares of common stock were outstanding and exercisable:


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

7.   INCOME TAXES.

     The income tax provision from continuing operations for the six-month period ended June 30, 2000 was $770,212 as compared to an income tax benefit of $68,777 for the comparable period last year. The income tax provision for the three-month period ended June 30, 2000 was $392,277, as compared to $105,328 in the prior year. The income tax provision and benefit differs from the federal statutory rate due primarily to state income taxes, unutilized foreign losses, permanent differences between income reported for financial statement and income tax purposes and changes in the tax valuation allowance relating to the company's net operating loss carryforwards.

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

8.   EARNINGS PER SHARE (EPS).

     The computation of per share amounts for the three and six months ended June 30, 2000 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,759,903 and 3,199,154 shares of common stock outstanding during the three months ended June 30, 2000 and three months ended June 30, 1999, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,756,903 and 3,199,154 shares of common stock outstanding during the six months ended June 30, 2000 and six months ended June 30, 1999, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Preferred stock convertible into 2,000,000 common shares at June 30, 1999, was also not considered in the computation of diluted EPS for six-month period then ended because their inclusion would have been antidilutive.

     The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts.


                                                              Three Months       Three Months           Six Months
                                                             ended 6/30/99      ended 6/30/00        ended 6/30/00
                                                             -------------      -------------        -------------
  Weighted average number of shares - basic                      6,490,422          9,649,658           9,513,836

  Effects of Dilutive Securities
       Options                                                       3,479            247,466             319,918
       Warrants                                                         --            122,766             142,182
       Preferred Stock                                           2,000,000            306,000             304,368
                                                                 ---------         ----------          ----------

  Weighted average number of shares - diluted                    8,493,901         10,325,890          10,280,304
                                                                 =========         ==========          ==========


9.   DISCONTINUED OPERATIONS.

     In March 2000, the Board of Directors approved a plan of disposal for its wholly-owned subsidiary, Perceptive Scientific Instruments, LLC ("PSI"), the Company's genetic analysis business segment. The Company completed the sale of substantially all of PSI's U.S. operations to Applied Imaging Corporation (Nasdaq: AICX) on July 6, 2000. The purchase price consisted of 385,371 shares Applied Imaging common stock, the assumption of certain liabilities and potential cash payments based on future performance of Applied Imaging's business. The Company was unable to sell PSI's international operations and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of PSI) into a voluntary liquidation under United Kingdom law on June 6, 2000.

     The results of discontinued operations for the six months ended June 30, 2000 consisted of the following:


        Operating loses, net of tax through March 31, 2000                $ (286,385)

        Loss on disposal:
           Operating losses, net of tax from March 31, 2000
             to June 30, 2000                                             $ (340,827)

           Gain on disposal of net assets                                    141,668
                                                                          ----------
                                                                            (199,159)
                                                                          ----------
        Total loss from discontinued operations                           $ (485,544)
                                                                          ==========

     Revenues from discontinued operations for the three and six months ended June 30, 2000 were $442,665 and $1,227,400, respectively.

     The operating results of the discontinued operations for the three and six months ended June 30, 1999 are summarized as follows:


                                                       Three Months     Six Months
                                                       -----------     -----------
Revenues                                               $ 1,248,070     $ 2,381,518
Loss from discontinued operations                         (235,902)       (625,246)

     The cash flow data of the discontinued operations for the six months ended June 30, 1999 were not separately detailed in the statement of cash flows, but are summarized below:


                   Cash used by operations                              $(191,669)
                   Cash used by investing activities                      (56,739)
                   Effect of foreign currency fluctuations on
                   cash equivalents                                        15,106
                                                                        ---------
                   Cash used by discontinued operations                 $(233,302)
                                                                        =========


10. SEGMENT AND GEOGRAPHIC INFORMATION.

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

     The tables below present information about reported segments for the three and six month periods ended June 30, 2000 and 1999:

     Three Months Ended June 30, 2000:
     ---------------------------------


                                                                                   Small        Unallocated
                                                                              Laboratory          Corporate
                                                              Urinalysis         Devices           Expenses             Total
                                                              ----------         -------           --------             -----

Revenues                                                      $ 5,690,300      $1,786,181                --       $ 7,476,481

Interest income                                               $    50,061              --                --       $    50,061

Interest expense                                              $       125              --      $    242,751       $   242,876

Depreciation and amortization                                 $   193,089      $   29,884      $     62,279       $   285,252

Segment profit (loss)                                         $ 1,276,794      $  519,712      $   (730,097)      $ 1,066,409

Segment assets                                                $13,099,056      $2,105,380      $ 10,661,313       $25,865,749

Investment in long-lived assets                               $    69,643      $   17,237                --       $    86,880



     Three Months Ended June 30, 1999:
     ---------------------------------


                                                                                   Small      Unallocated
                                                                              Laboratory        Corporate
                                                              Urinalysis         Devices         Expenses                Total
                                                              ----------         -------         --------                -----

Revenues                                                     $ 4,994,033      $1,123,815               --          $ 6,117,848

Interest income                                              $     8,965      $      674               --          $     9,639

Interest expense                                             $     1,326              --      $   260,406          $   261,732

Depreciation and amortization                                $   260,933      $   39,311      $    12,577          $   312,821

Segment profit (loss)                                        $ 1,214,150      $  223,724      $(1,216,388)(1)      $   221,486

Segment assets                                               $11,312,645      $1,903,788      $ 9,181,543          $22,397,976

Investment in long-lived assets                              $    94,887      $   16,255               --          $   111,142


(1) Includes unusual legal expenses of $426,542.

     Six Months Ended June 30, 2000:
     -------------------------------


                                                                Small      Unallocated
                                                           Laboratory        Corporate
                                           Urinalysis         Devices         Expenses             Total
                                           ----------         -------         --------             -----
     Revenues                             $11,100,609      $3,129,010               --       $14,229,619

     Interest income                      $    83,318              --               --       $    83,318

     Interest expense                     $     1,080              --      $   483,547       $   484,627

     Depreciation and amortization        $   356,379      $   58,627      $    75,005       $   490,011

     Segment profit (loss)                $ 2,775,492      $  841,184      $(1,535,022)      $ 2,081,654

     Investment in long-lived assets      $   158,342      $   25,137               --       $   183,479



     Six Months Ended June 30, 1999:
     -------------------------------


                                                               Small      Unallocated
                                                          Laboratory        Corporate
                                          Urinalysis         Devices         Expenses                 Total
                                          ----------      ----------      -----------          ------------

     Revenues                             $9,348,553      $2,258,085               --          $ 11,606,638

     Interest income                      $   15,430      $    1,219               --          $     16,649

     Interest expense                     $    2,723              --      $   541,353          $    544,076

     Depreciation and amortization        $  524,267      $   80,859      $    22,340          $    627,466

     Segment profit (loss)                $2,228,063      $  476,913      $(3,587,320)(1)      $   (882,344)

     Investment in long-lived assets      $  178,566      $   20,790               --          $    199,356


(1) Includes litigation settlement and unusual legal expenses of $2,043,273.

     Long-lived assets for continuing operations were all located in the United States and totaled $2,646,393 at December 31, 1999 and $3,473,688 at June 30, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     We sold Perceptive Scientific Instruments, our genetic analysis business, on July 6, 2000 as part of a plan to refocus on our core business. We have treated this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information in this Quarterly Report. For a further discussion of the sale of this business, please see the section entitled "Discontinued Business Operations" on page 20 of this Quarterly Report.

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

     Because of the nature of our business, we make significant investments in research and development for new products and enhancements to existing products. In the past, we have partially funded our research and development programs through grants from the National Institutes of Health, joint development programs with strategic partners and Company-sponsored research and development entities. We anticipate that future expenditures on research and development will increase significantly and will be funded primarily out of the Company's earnings.

     The following table summarizes total product technology expenditures for the periods indicated:


                                                Three Months Ended June 30       Six Months Ended June 30
                                                --------------------------       ------------------------
                                                   1999            2000             1999            2000
                                                ----------      ----------       ----------      ----------
Research and development expense, net           $  280,000      $  597,000       $  584,000      $1,021,000
Capitalized software development costs              73,000          17,000          142,000          32,000
Reimbursed costs for research and
  development grants and contracts                 137,000         262,000          214,000         451,000
                                                ----------      ----------       ----------      ----------

     Total product technology expenditures      $  490,000      $  876,000       $  940,000      $1,504,000
                                                ==========      ==========       ==========      ==========


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

RESULTS OF OPERATIONS

     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 1999

     Net revenues for the quarter ended June 30, 2000 totaled $7.5 million, an increase of $1.4 million, or 22%, over the same period last year. Sales of IVD imaging systems increased to $2.0 million from $1.7 million, an increase of $289,000, or 17% from the comparable period last year. Sales of IVD system supplies and services increased to $3.6 million from $3.2 million, an increase of $395,000 or 12% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies increased to $1.8 million from $1.1 million, an increase of $662,000, or 59% over the comparable to the same period last year. Royalties and licensing revenues increased to $49,000 in the current quarter from $37,000 in the same period last year.

     Revenues from the urinalysis segment totaled $5.7 million in the current quarter as compared to $5.0 million in the same quarter of last year, an increase of $700,000. This growth is due to increased sales of The Yellow IRIS family of workstations, increased sales of related system supplies and services to the growing installed base. Revenues from small laboratory devices increased to $1.8 million in the current quarter, as compared to $1.1 million in the same quarter last year, an increase of $662,000. This growth is primarily due to increased sale of instruments.

     Cost of goods for IVD systems decreased as a percentage of sales of IVD imaging systems to 66% for the quarter ended June 30, 2000 from 67% for the comparable period last year. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 38% for the current period compared to 43% in the same period last year. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 52% for the current quarter compared to 55% for the comparable period last year due to increased sales volume. The aggregate gross margin totaled 51% for the current quarter as compared to 48% in the same quarter last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 48% this quarter as compared to 51% in the same quarter of last year. Cost of goods for small laboratory devices as a percentage of revenues totaled 52% in the current period, as compared to 55% in the same quarter of last year. This decrease is due to increased sales volume.

     Marketing and selling expenses totaled $1.0 million for the quarter ended June 30, 2000, compared to $848,000 in the same period last year, an increase of $163,000 or 19%. Marketing and selling expenses as a percentage of net revenues was 14% in the current quarter, which was the same as last year.

     General and administrative expenses increased to $949,000 for the current quarter ended June 30, 2000 as compared to $846,000 for the comparable period last year, an increase of $102,000 or 12%. This increase is primarily due to accrued management bonuses based on second quarter profitability. General and administrative expenses for the quarter as a percentage of net revenues was 13% in the current year as compared to 14% in the prior year.

     Net research and development expenses increased to $597,000 for the quarter ended June 30, 2000 from $280,000, an increase of $317,000 or 113% from the comparable period last year. Net research and development expenses as a percentage of revenues increased to 8% from 5% in the year-ago period. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $876,000 from $490,000, an increase of $386,000 or 79% as compared to the comparable period last year. The increase in total product technology expenditures is due to increased spending under a major project focused on The Yellow IRIS workstation. We began this project in 1999 to improve The Yellow IRIS urinalysis workstation product line. As a result, we expect significant increases in our net research and development expenses above 1999 levels. We have completed feasibility studies on the proposed improvements. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales.

     Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the quarter ended June 30, 2000 decreased to $34,000 from $70,000, a decrease of $36,000 or 52% from the comparable period last year. The decline is the result of the write off in the third quarter of 1999 of The White IRIS and deferred warrant costs.

     The results of operations for the quarter ended June 30, 2000 did not include any unusual expenses as compared to $427,000 in the prior year's quarter. The prior year's expenses related primarily to the settlement with Poly UA and legal expenses for an arbitration with the former owner of Perceptive Scientific Instruments.

     The net result was operating income of $1.2 million for the quarter ended June 30, 2000 as compared to $473,000 for the same quarter last year. Excluding the unusual expenses, operating income totaled $1.2 million for the first quarter of 2000 as compared $899,000 for the same quarter last year.

     Interest expense decreased to $243,000 for the quarter ended June 30, 2000 from $262,000 for the comparable period last year due to reduced indebtedness, partially offset by increased interest rates on our credit facility.

     For the quarter ended June 30, 2000, urinalysis segment profits increased to $1.3 million as compared to $1.2 million in the same period last year, an increase of $63,000, or 5%. Segment profits from the small laboratory devices segment totaled $520,000 in the current quarter as compared to $224,000 in the same period last year. The improvement was the result of increased product sales and gross margins. Unallocated corporate expenses totaled $730,000 in the current period as compared to $1.2 million in the comparable period last year, a decrease of $486,000. This decrease is due primarily to the fact that 1999 numbers included unusual legal expenses of $427,000.

     The income tax provision for the quarter ended June 30, 2000 was $392,000, as compared to $105,000 for the comparable period in 1999. The difference reflects the Company's improved profitability in the second quarter of 2000 as compared to the comparable prior period. The difference between the effective rate and the federal statutory rate for the three months ended June 30, 1999 relates primarily to an increase in the deferred tax valuation allowance relating to net operating loss carryforwards generated by the litigation settlement with Poly UA.

     We had income from continuing operations of $674,000 or $0.07 per diluted share for the quarter ended June 30, 2000 as compared to $116,000 or $0.01 per diluted share for the quarter ended June 30, 1999.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

     Net revenues for the six months ended June 30, 2000 totaled $14.2 million, an increase of $2.6 million, or 23%, over the same period last year. Sales of IVD imaging systems increased to $3.5 million from $2.8 million, an increase of $763,000, or 28% from the comparable period last year. Sales of IVD system supplies and services increased to $7.2 million from $6.5 million, an increase of $665,000 or 10% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies increased to $3.1 million from $2.3 million, an increase of $871,000, or 39% over the comparable period last year. Royalties and licensing revenues increased to $426,000 in the current six-month period from $102,000 in the same period last year. The increase was due to the receipt of a $300,000 license fee in connection with expanded licensing of several existing patents.

     Revenues from the urinalysis segment totaled $11.1 million in the current six-month period as compared to $9.3 million in the same period of last year, an increase of $1.8 million. This growth is due to increased sales of The Yellow IRIS family of workstations, increased sales of related system supplies and services to the growing installed base and a license fee in connection with expanded licensing of several existing patents. Revenues from small laboratory devices increased to $3.1 million in the current six-month period, as compared to $2.3 million in the same period last year, an increase of $871,000. This growth is primarily due to increased sale of instruments.

     Cost of goods for IVD systems as a percentage of sales of IVD imaging systems was 66% for the six months ended June 30, 2000 which was comparable to last year. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 41% for the current period compared to 43% in the same period last year. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 52% for the current period compared to 54% for the comparable period last year due to increased sales volume. The aggregate gross margin totaled 52% for the current period as compared to 49% in the same period last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 47% for the six months ended June 30, 2000 as compared to 50% in the same period of last year. This decrease is due to the impact on revenues of the license fee. Cost of goods for small laboratory devices as a percentage of revenues totaled 52% in the current period, as compared to 54% in the same period of last year. This decrease is due to increased sales volume.

     Marketing and selling expenses totaled $1.8 million for the six months ended June 30, 2000, compared to $1.7 million in the same period last year, an increase of $116,000 or 7%. Marketing and selling expenses as a percentage of net revenues was 13% in the current period as compared to 15% last year.

     General and administrative expenses increased to $2.0 million for the six months ended June 30, 2000 as compared to $1.6 million for the comparable period last year, an increase of $365,000 or 23%. This increase is primarily due to accrued management bonuses based on improved profitability. General and administrative expenses for the period as a percentage of net revenues was 14% in the current year which was comparable to the prior year.

     Net research and development expenses increased to $1.0 million for the six months ended June 30, 2000 from $584,000, an increase of $436,000 or 75% from the comparable period last year. Net research and development expenses as a percentage of revenues increased to 7% from 5% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $1.5 million from $940,000, an increase of $564,000 or 60% as compared to the comparable period last year. The increase in total product technology expenditures is due to increased spending under a major project focused on The Yellow IRIS workstation. We began this project in 1999 to improve The Yellow IRIS urinalysis workstation product line. As a result, we expect significant increases in our net research and development expenses above 1999 levels. We have completed feasibility studies on the proposed improvements. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales.

     Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the six months ended June 30, 2000 decreased to $71,000 from $140,000, a decrease of $70,000 or 50% from the comparable period last year. The decline is the result of the write off in the third quarter of 1999 of The White IRIS and deferred warrant costs.

     The results of operations for the six months ended June 30, 2000 did not include any unusual expenses as compared to $2.0 million in the prior year's period. The prior year's expenses related primarily to the settlement with Poly UA and legal expenses for an arbitration with the former owner of Perceptive Scientific Instruments.

     The net result was operating income of $2.5 million for the six months ended June 30, 2000 as compared to an operating loss of $358,000 for the same period last year. Excluding the unusual expenses, operating income totaled $2.5 million for the first six months of 2000 as compared $1.7 million for the same period last year.

     Interest expense decreased to $485,000 for the six months ended June 30, 2000 from $544,000 for the comparable period last year due to reduced indebtedness, partially offset by increased interest rates on our credit facility.

     For the six months ended June 30, 2000, urinalysis segment profits increased to $2.8 million as compared to $2.2 million in the same period last year, an increase of $547,000, or 25%. This increase is largely due to higher revenue and improved gross margins partially offset by higher operating expenses. Segment profits from the small laboratory devices segment totaled $841,000 in the current six-month period as compared to $477,000 in the same period last year. The improvement was the result of increased product sales and gross margins. Unallocated corporate expenses totaled $1.5 million in the current period as compared to $3.6 million in the comparable period last year, a decrease of $2.1 million. This decrease is due primarily to the fact that 1999 numbers included a litigation settlement and unusual legal expenses of $2.0 million.

     The income tax provision for the six months ended June 30, 2000 was $770,000, as compared to an income tax benefit $69,000 for the comparable period in 1999. The difference reflects the Company's profitability in the first six months of 2000 as compared to its net loss for the comparable prior period. The difference between the effective rate and the federal statutory rate for the six months ended June 30, 1999 relates primarily to an increase in the deferred tax valuation allowance relating to net operating loss carryforwards generated by the litigation settlement with Poly UA.

     We had income from continuing operations of $1,311,000 or $0.13 per diluted share for the six months ended June 30, 2000 as compared to a loss from continuing operations of $814,000 or $0.12 per diluted share for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $3.0 million at June 30, 2000 from $2.0 million at December 31, 1999. The increase is due to the cash provided by operations in excess of amounts used by investing and financing activities. Cash provided by operations for the six months ended June 30, 2000 increased to $2.1 million from $1.5 million for the comparable period last year. This increase is primarily due to improved operations.

     Cash used by investing activities totaled $320,000 for the six months ended June 30, 2000, as compared to $171,000 in the same period last year. The increase is primarily due to the increase in net expenditures for property and equipment.

     The credit facility with Foothill Capital Corporation, a Wells Fargo company, consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The term loan bears interest at the lender's prime rate (9.5% on June 30, 2000) plus 3.0%, and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends. We were in compliance with all of the financial covenants at June 30, 2000.

     We began a major project in 1999 to improve The Yellow IRIS urinalysis workstation product line. As a result, we are incurring increased expenditures for our research and development. We plan to fund this project with cash from operations.

     Net cash used by financing activities totaled $829,000 and consisted primarily of principal payments made on the term loan described above and net repayments of amounts borrowed under the revolving line of credit. As of June 30, 2000, $1.1 million was outstanding under the term loan and $381,000 was outstanding under the revolving line of credit; $2.2 million remained available for future borrowings under the revolving credit line.

     We reduced our outstanding borrowings by $900,000 in the first six months of 2000 and we have scheduled principal payments totaling $1.1 million during the next 12 months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for at least the next 12 months. On July 31, 2001, our $7.0 million subordinated note becomes due and payable. We anticipate that we will have to seek proceeds from a debt or equity financing in order to meet this obligation.

     We had 204,000 shares of Series B Callable Preferred Stock outstanding on June 30, 2000. These shares have a liquidation preference of $3 per share (or an aggregate liquidation preference of $612,000). The "callable" feature entitles us to convert the preferred stock at any time into a number of shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2.00 per share of common stock). The preferred stock will automatically convert under the same formula on August 3, 2002 if we have not converted it sooner. Based on the average closing price of $2.08 for the five consecutive trading days ending July 31, 2000, the call price would be $2.08, and we could convert the Series B Callable Preferred Stock into 294,231 shares of common stock. The Series B Callable Preferred Stock is non-voting, is not entitled to any preferred dividends, and is not subject to any mandatory or optional redemption provisions. We are not permitted to pay cash dividends on our common stock or to repurchase any shares of our common stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

DISCONTINUED BUSINESS OPERATIONS

     We acquired Perceptive Scientific Instruments in July 1996. Its principal product line is the PowerGene family of genetic analyzers - IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. We sold the U.S. operations of Perceptive Scientific Instruments to Applied Imaging Corporation (Nasdaq: AICX) on July 6, 2000. The purchase price consisted of 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and potential cash payments based on future performance of Applied Imaging's business. We retained the research group, including its federally funded research grants. We were unable to sell the international operations and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of Perceptive Scientific Instruments) into a voluntary liquidation under United Kingdom law on June 6, 2000. We have classified Perceptive Scientific Instruments as a discontinued operation for accounting purposes and have removed it from most of the discussion and financial information in our 1999 Annual Report and 2000 Quarterly Reports.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The SAB is effective in the fourth quarter of this fiscal year. The Company is presently evaluating the impact, if any, that this may have on the Company's revenue recognition policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There was no material change in the Company's exposure to market risk on June 30, 2000 as compared to its market risk exposure on December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Company's 1999 Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not currently involved in any litigation.

ITEM 2.  SALES OF UNREGISTERED SECURITIES.

     We did not sell any unregistered securities in the quarter ended June 30, 2000 except as previously reported in our Form 10-Q for the quarter ended March 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting of stockholders on May 19, 2000. At the meeting, our stockholder's voted on the following matters:

         1. Election of Directors. The stockholders re-elected Mr. Steven Besbeck and Dr. Richard G. Nadeau as Class 1 Directors. Mr. Besbeck received 6,975,763 votes for re-election, and 315,772 votes were withheld. Dr. Nadeau received 6,978,465 votes for re-election, and 313,070 votes were withheld.

         2. Amendment to the 1998 Stock Option Plan. The stockholders approved an increase in the number of shares of common stock available for grant under the 1998 Stock Option Plan from 600,000 shares to 1,200,000 shares, an increase of 600,000 shares. The voting results were 3,713,083 votes for, 630,942 votes against, 113,123 votes abstaining and 2,834,387 broker non-votes.

         3. Ratification of Appointment of Independent Auditors. The stockholders ratified the reappointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the Company for 2000. The voting results were 7,207,236 votes for, 64,810 votes against, 14,319 votes abstaining and no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits


Exhibit                                                                                                Reference
Number          Description                                                                            Document
------          -----------                                                                            --------
3.1(a)          Certificate of Incorporation, as amended                                                  (1)
3.1(b)          Certificate of Designations of Series A Convertible Preferred Stock                       (2)
3.1(c)          Certificate of Designations of Series B Callable Preferred Stock                          (3)
3.1(d)          Certificate of Designations, Preferences and Rights of Series C Preferred Stock           (4)
3.2             Restated Bylaws                                                                           (5)
4.1             Specimen of Common Stock Certificate                                                      (6)
4.2             Certificate of Designations of Series A Convertible Preferred Stock                       (2)
4.3             Certificate of Designations of Series B Callable Preferred Stock                          (3)
4.4             Certificate of Designations, Preferences and Rights of Series C Preferred Stock           (4)
10.1            Asset Purchase Agreement dated as of July 6, 2000 among the Company, Perceptive           --
                Scientific Instruments, LLC and Applied Imaging Corporation
27              Financial Data Schedule 1999                                                              --

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

     (b)      Reports on Form 8-K

     On May 23, 2000, the Company filed a Form 8-K announcing the signing of a new letter of intent for the sale of the U.S. operations of Perceptive Scientific Instruments, LLC, its wholly-owned subsidiary engaged in the genetic analysis business.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on August 14, 2000.


                                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.



                                      By:  /s/ Donald E. Horacek
                                         ---------------------------------------
                                           Donald E. Horacek
                                           Controller and Secretary
                                           [Authorized Signatory and Principal
                                           Accounting Officer]

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    EXHIBITS

                                       TO

                                    FORM 10-Q


                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

                           COMMISSION FILE NO. 1-9767

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                  EXHIBIT INDEX



Exhibit                                                                                                Reference
Number          Description                                                                            Document
------          -----------                                                                            --------
3.1(a)          Certificate of Incorporation, as amended                                                 (1)

3.1(b)          Certificate of Designations of Series A Convertible Preferred Stock                      (2)

3.1(c)          Certificate of Designations of Series B Callable Preferred Stock                         (3)

3.1(d)          Certificate of Designations, Preferences and Rights of Series C Preferred Stock          (4)

3.2             Restated Bylaws                                                                          (5)

4.1             Specimen of Common Stock Certificate                                                     (6)

4.2             Certificate of Designations of Series A Convertible Preferred Stock                      (2)

4.3             Certificate of Designations of Series B Callable Preferred Stock                         (3)

4.4             Certificate of Designations, Preferences and Rights of Series C Preferred Stock          (4)

10.1            Asset Purchase Agreement dated as of July 6, 2000 among the Company, Perceptive           --
                Scientific Instruments, LLC and Applied Imaging Corporation
27              Financial Data Schedule 1999                                                              --

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