Form 10-Q
period 2000-09-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2000-11-14
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



            For the quarter ended                       Commission File
              September 30, 2000                          No. 1-9767

                             ----------------------


                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                      94-2579751
---------------------------------             ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)



           9162 Eton Avenue, Chatsworth, CA             91311
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

                                                   Yes   [X]  No [ ]

        The number of shares of Common Stock of the registrant outstanding as of October 31, 2000 was 9,801,469.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


                               INDEX TO FORM 10-Q

                 Three and Nine Months Ended September 30, 2000




                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION

           ITEM 1 - Consolidated Financial Statements

           Consolidated Balance Sheets ..........................................          2


           Consolidated Statements of Operations ................................          3


           Consolidated Statements of Cash Flows ................................          7


           Consolidated Statements of Comprehensive Income ......................          9


           Notes to Consolidated Financial Statements ...........................         10


           ITEM 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ...............         15

           ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk ..         22

PART II -  OTHER INFORMATION

           ITEM 1 - Legal Proceedings ...........................................         22

           ITEM 2 - Sales of Unregistered Securities ............................         22

           ITEM 6 - Exhibits and Reports on Form 8-K

              (a) Exhibits ......................................................         22
              (b) Reports on Form 8-K ...........................................         23

SIGNATURE .......................................................................         23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                At December 31,       At September 30,
                                                                                     1999                  2000
                                                                                --------------        ---------------
                                                                                                        (unaudited)
Current assets:
Cash and cash equivalents                                                        $  2,034,593          $  3,207,841
Accounts receivable, net of allowance for doubtful
  accounts of $516,047 in 1999 and $346,742 in 2000                                 6,444,865             5,082,175
Inventories                                                                         3,360,468             4,418,961
Prepaid expenses and other current assets                                             355,935               212,924
Deferred tax asset                                                                  1,005,908             1,248,579
                                                                                 ------------          ------------
    Total current assets                                                           13,201,769            14,170,480

Property and equipment, at cost, net of accumulated depreciation
  of $5,870,670 in 1999 and $3,896,832 in 2000                                      1,553,942             1,264,962
Purchased intangibles, net of accumulated amortization
  of $124,813 in 1999 and $150,833 in 2000                                            258,295               232,276
Software development costs, net of accumulated amortization of
  $1,782,410 in 1999 and $1,336,580 in 2000                                           474,616               382,048
Deferred tax asset                                                                 10,351,336             9,001,823
Other assets                                                                          821,167             1,708,369
                                                                                 ------------          ------------
    Total assets                                                                 $ 26,661,125          $ 26,759,958
                                                                                 ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                          $    655,036          $    376,064
  Current portion of long-term debt                                                 1,200,000               800,000
  Accounts payable                                                                  2,466,389             2,420,421
  Accrued expenses                                                                  2,647,975             2,556,209
  Subordinated note payable - current                                                      --             7,000,000
  Deferred income - service contracts and other                                     1,140,737               747,571
                                                                                 ------------          ------------
    Total current liabilities                                                       8,110,137            13,900,265

Subordinated note payable - long term                                               7,000,000                    --
Deferred income - service contracts and other                                         829,281               455,217
Notes payable, long-term portion                                                      500,000                    --
                                                                                 ------------          ------------
    Total liabilities                                                              16,439,418            14,355,482

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; Authorized: 3,000,000 shares;
    Callable Series B  shares issued and outstanding :
    1999 - 198,000 ($594,000 liquidation preference)
    2000 - 204,000 ($612,000 liquidation preference)                                    1,980                 2,040
  Common stock, $.01 par value; Authorized: 15,600,000 shares
    Shares issued and outstanding: 1999 - 9,347,325 and 2000 - 9,794,554               93,473                97,944
  Additional paid-in capital                                                       39,529,777            40,282,192
  Unearned compensation                                                              (153,108)             (205,161)
  Foreign currency translation adjustment                                              67,207                    --
  Accumulated deficit                                                             (29,317,622)          (27,772,539)
                                                                                 ------------          ------------
          Total shareholders' equity                                               10,221,707            12,404,476
                                                                                 ------------          ------------
          Total liabilities and shareholders' equity                             $ 26,661,125          $ 26,759,958
                                                                                 ============          ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                          For the three months
                                                                           ended September 30,
                                                                    --------------------------------
                                                                       1999                  2000
                                                                    -----------          -----------
  Sales of IVD systems                                              $ 1,725,767          $ 1,465,848
  Sales of IVD supplies and services                                  3,604,196            3,896,692
  Sales of small instruments and supplies                             1,204,555            1,665,565
  Royalties and licensing revenues                                      125,733              114,670
                                                                    -----------          -----------

  Net revenues                                                        6,660,251            7,142,775
                                                                    -----------          -----------

  Cost of goods - IVD systems                                         1,423,007            1,025,602
  Cost of goods - IVD supplies and services                           1,653,364            1,329,317
  Cost of goods - small instruments and supplies                        651,702              853,812
                                                                    -----------          -----------

  Cost of goods sold                                                  3,728,073            3,208,731
                                                                    -----------          -----------

  Gross margin                                                        2,932,178            3,934,044

  Marketing and selling                                                 782,182              835,279
  General and administrative                                            986,373            1,065,658
  Research and development, net                                         243,159              670,563
  Amortization of intangibles                                            59,890               36,422
  Unusual charges                                                     1,934,507                   --
                                                                    -----------          -----------

  Total operating expenses                                            4,006,111            2,607,922

  Operating income (loss)                                            (1,073,933)           1,326,122

  Other income (expense):
     Interest income                                                      7,934               55,714
     Interest expense                                                  (246,746)            (242,779)
     Other income                                                         7,185                2,507
                                                                    -----------          -----------

  Income (loss) from continuing operations before provision          (1,305,560)           1,141,564
      for income taxes

  Provision for income taxes                                             82,411              422,379
                                                                    -----------          -----------

  Income (loss) from continuing operations                           (1,387,971)             719,185

  Loss from operations of discontinued segment,
      net of tax benefit of $2,489,091                               (4,521,104)                  --
                                                                    -----------          -----------

  Net income (loss)                                                 $(5,909,075)         $   719,185
                                                                    ===========          ===========

Income (loss) per share - basic:
    Income (loss) from continuing operations                         $        (0.20)         $         0.07
    Loss from discontinued operations                                         (0.65)                     --
                                                                     --------------          --------------
Income (loss) per share attributable to common shareholders -
    basic                                                            $        (0.85)         $         0.07
                                                                     ==============          ==============


Income (loss) per share - diluted:
    Income (loss) from continuing operations                         $        (0.20)         $         0.07
    Loss from discontinued operations                                         (0.65)                     --
                                                                     --------------          --------------
Income (loss) per share attributable to common shareholders -
    diluted                                                          $        (0.85)         $         0.07
                                                                     ==============          ==============


Weighted average number of common shares outstanding - basic              6,928,353               9,752,009
Weighted average number of common shares outstanding -
    diluted                                                               6,928,353              10,696,246


---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                              For the nine months
                                                                               ended September 30,
                                                                       ----------------------------------
                                                                           1999                  2000
                                                                       ------------          ------------
  Sales of IVD systems                                                 $  4,482,232          $  4,985,001
  Sales of IVD supplies and services                                     10,094,036            11,051,743
  Sales of small instruments and supplies                                 3,462,640             4,794,575
  Royalties and licensing revenues                                          227,980               541,075
                                                                       ------------          ------------

  Net revenues                                                           18,266,888            21,372,394
                                                                       ------------          ------------

  Cost of goods - IVD systems                                             3,249,314             3,350,703
  Cost of goods - IVD supplies and services                               4,466,605             4,238,884
  Cost of goods - small instruments and supplies                          1,877,461             2,473,161
                                                                       ------------          ------------

  Cost of goods sold                                                      9,593,380            10,062,748
                                                                       ------------          ------------

  Gross margin                                                            8,673,508            11,309,646

  Marketing and selling                                                   2,508,575             2,678,025
  General and administrative                                              2,591,559             3,036,084
  Research and development, net                                             827,434             1,691,214
  Amortization of intangibles                                               200,235               107,095
  Unusual charges                                                         3,977,780                    --
                                                                       ------------          ------------

  Total operating expenses                                               10,105,583             7,512,418

  Operating income (loss)                                                (1,432,075)            3,797,228

  Other income (expense):
     Interest income                                                         24,583               139,032
     Interest expense                                                      (790,822)             (727,406)
     Other income                                                            10,410                14,364
                                                                       ------------          ------------

  Income (loss)  from continuing operations before provision
      (benefit) for income taxes                                         (2,187,904)            3,223,218

  Provision for income taxes                                                 13,633             1,192,591
                                                                       ------------          ------------

  Income (loss) from continuing operations                               (2,201,537)            2,030,627

  Loss from discontinued operations:
      Loss from operations of discontinued segment prior to
        March 31, 2000, net of tax benefit of $2,720,360 in 1999
        and $61,015 in 2000                                              (5,146,350)             (286,385)
      Loss on disposal of discontinued segment, including tax
        provision of $29,374                                                     --              (199,159)
                                                                       ------------          ------------

  Loss from discontinued operations                                      (5,146,350)             (485,544)
                                                                       ------------          ------------
  Net income (loss)                                                    $ (7,347,887)         $  1,545,083
                                                                       ============          ============

Income (loss) per share - basic:
    Income (loss) from continuing operations                         $        (0.33)         $         0.21
    Loss from discontinued operations                                         (0.78)                  (0.05)
                                                                     --------------          --------------
Income (loss) per share attributable to common shareholders -
    basic                                                            $        (1.11)         $         0.16
                                                                     ==============          ==============
Income (loss) per share - diluted:
    Income (loss) from continuing operations                         $        (0.33)         $         0.20
    Loss from discontinued operations                                         (0.78)                  (0.05)
                                                                     --------------          --------------
Income (loss) per share attributable to common shareholders -
    diluted                                                          $        (1.11)         $         0.15
                                                                     ==============          ==============

Weighted average number of common shares outstanding - basic              6,619,032               9,593,806
Weighted average number of common shares outstanding -
    diluted                                                               6,619,032              10,399,840

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   For the nine months
                                                                                    ended September 30,
                                                                            ----------------------------------
                                                                                1999                  2000
                                                                            ------------          ------------
Cash flow from operating activities:
     Net income (loss)                                                      $ (7,347,887)         $  1,545,083
    Adjustments to reconcile net income (loss) to net cash
      provided by operations:
        Loss from discontinued operations                                             --               485,544
        Deferred tax benefit                                                  (2,741,526)            1,106,842
        Depreciation and amortization                                          1,747,989               605,010
        Provision for impairment of certain assets                             8,160,978                    --
        Common stock and stock option compensation amortization                  147,193               170,591
        Gain on disposal of equipment                                            (87,158)               (1,677)
        Litigation settlement payable in equity securities                     1,520,371                    --
        Allowance for doubtful accounts                                          141,433                    --
    Changes in assets and liabilities:
      Accounts receivable - trade and other                                     (644,749)              385,601
      Service contracts, net                                                     310,879              (386,242)
      Inventories                                                                924,600            (1,341,502)
      Prepaid expenses and other current assets                                 (159,187)               69,985
      Other assets                                                               (12,776)              (86,844)
      Accounts payable                                                          (158,335)              317,455
      Accrued expenses                                                           716,263               767,318
                                                                            ------------          ------------

Net cash provided by continuing operations                                     2,518,088             3,637,164
Net cash used by discontinued operations                                              --              (858,988)
                                                                            ------------          ------------
Net cash provided by operating activities                                      2,518,088             2,778,176
                                                                            ------------          ------------

Cash flow from investing activities:
    Acquisition of property and equipment                                       (183,215)             (253,019)
    Software development costs                                                  (302,092)             (186,086)
    Sale of equipment                                                            125,000                    --
    Investing activities of discontinued operations                                   --              (136,694)
                                                                            ------------          ------------
Net cash used by investing activities                                           (360,307)             (575,799)
                                                                            ------------          ------------

Cash flow from financing activities:
    Borrowings under credit facility                                           8,168,891            13,910,000
    Repayments of credit facility                                             (8,373,842)          (14,188,972)
    Repayment of notes payable                                                (1,309,224)             (912,960)
    Issuance of common stock and warrants for cash                                56,081               162,803
                                                                            ------------          ------------
Net cash used by financing activities                                         (1,458,094)           (1,029,129)
                                                                            ------------          ------------

Effect of foreign currency fluctuation on cash and cash equivalents              (20,431)                   --
                                                                            ------------          ------------
Net increase in cash and cash equivalents                                        679,256             1,173,248
Cash and cash equivalents at beginning of period                                 389,495             2,034,593
                                                                            ------------          ------------
Cash and cash equivalents at end of period                                  $  1,068,751          $  3,207,841
                                                                            ============          ============

Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for services                                72,731          87,000
    Addition to capital lease obligation                                                 --         103,977
    Issuance of common stock in satisfaction of liabilities                           7,650              --

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                          742,661         649,339
    Cash paid for income taxes                                                       44,771          21,726


--------------
The accompanying notes are an integral part of these consolidated financial statements

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)



                                                          For the three months
                                                           ended September 30,
                                                    --------------------------------
                                                       1999                  2000
                                                    -----------          -----------
Net income (loss)                                   $(5,909,075)         $   719,185

    Other comprehensive income,
    foreign currency translation adjustment             (17,243)                  --
                                                    -----------          -----------
    foreign currency translation adjustment

Comprehensive income (loss)                         $(5,926,318)         $   719,185
                                                    ===========          ===========

                                                          For the nine months
                                                          ended September 30,
                                                    --------------------------------
                                                       1999                  2000
                                                    -----------          -----------
Net income (loss)                                   $(7,347,887)         $ 1,545,083

    Other comprehensive income,
    foreign currency translation adjustment              (9,046)                  --
                                                    -----------          -----------

Comprehensive income (loss)                         $(7,356,933)         $ 1,545,083
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and 1999 and the results of its operations for the three and nine month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

4. INVENTORIES.

        Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

                                              At December 31,    At September 30,
                                                   1999               2000
                                              --------------     ---------------
Finished goods                                  $  842,952         $1,043,301
Work-in-process                                    350,424            836,723
Raw materials, parts and sub-assemblies          2,167,092          2,538,937
                                                ----------         ----------
                                                $3,360,468         $4,418,961
                                                ==========         ==========

5. SHORT-TERM BORROWINGS AND NOTES PAYABLE.

        At September 30, 2000, the outstanding amount under the credit facility with Foothill Capital Corporation consists of $800,000 outstanding under a $3.6 million term loan and $376,000 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $1.6 million available under the line of credit at September 30, 2000. The term loan bears interest at the lender's prime rate (9.5% on September 30, 2000) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisitions, capital expenditures and cash dividends.

6. CAPITAL STOCK.

Stock Issuances:

        During the nine months ended September 30, 2000, the Company (i) issued 24,941 shares of common stock in exchange for $18,000 in cash and services under the Employee Stock Purchase Plan, (ii) issued options to purchase 492,050 shares of common stock under the Company's stock option plans and (iii) cancelled options to purchase 176,626 shares of common stock. Options for 103,724 shares of common stock were exercised during the period. At September 30, 2000, options to purchase 2,079,351 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2010. The exercise price for these options ranges from $0.69 to $4.38 per share. At September 30, 2000, there were 293,093 shares of common stock available for the granting of future options under the Company's stock option plans.

        During the nine months ended September 30, 2000, the Company issued 309,556 shares of common stock, 6,000 shares of preferred stock and warrants to purchase an additional 18,000 shares of common stock in exchange for 57,000 shares of the common stock of Poly U/A Systems that had not been acquired through the tender offer which took place in 1999.

Warrants

        During the nine months ended September 30, 2000, warrants were exercised to purchase 9,000 shares of common stock for $9,000. Also, warrants to purchase an additional 100,000 shares of common stock were issued in exchange for services. The Company also recently agreed to issue a warrant to purchase another 50,000 shares of common stock in exchange for future services. During the period, warrants to purchase 223,000 shares of common stock expired unexercised and the expiration date of 298,633 other warrants was extended by one year.

        As of September 30, 2000, the following warrants to purchase shares of common stock were outstanding and exercisable:

                     Number of Shares        Per Share Price    Expiration Date
                     ----------------        ---------------    ---------------
                          298,633                  4.00          April 3, 2001
                          875,000                  3.56          July 31, 2001
                          84,270                   3.56          December 31, 2001
                          100,000                  1.50          February 10, 2002
                          10,000                   4.31          May 15, 2002
                          306,000                  2.00          August 6, 2002
                          297,000                  1.00          August 6, 2002

7. INCOME TAXES.

        The income tax provision from continuing operations for the nine-month period ended September 30, 2000 was $1,192,591 as compared to $13,633 for the comparable period last year. The income tax provision for the three-month period ended September 30, 2000 was $422,379, as compared to $82,411 in the prior year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

        Realization of deferred tax assets associated with net operating loss ("NOL") carryforwards and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and accordingly, has established a valuation reserve against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are not available. The Company will continue to review its valuation allowances and make adjustments, if necessary. Also, although a valuation allowance has been provided against a portion of its NOL's, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax NOL generated prior to the ownership change would be subject to an annual limitation. If this occurred a further adjustment of the valuation allowance would be necessary.

8. EARNINGS PER SHARE (EPS).

        The computation of per share amounts for the three and nine months ended September 30, 2000 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,389,803 and 3,948,854 shares of common stock outstanding during the three months ended September 30, 2000 and three months ended September 30, 1999, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,722,103 and 3,948,854 shares of common stock outstanding during the nine months ended September 30, 2000 and nine months ended September 30, 1999, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Preferred stock convertible into 2,000,000 common shares at September 30, 1999, was also not considered in the computation of diluted EPS for the nine-month period then ended because their inclusion would have been antidilutive.

        The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts.


                                                   Three Months       Nine Months
                                                   ended 9/30/00     ended 9/30/00
                                                   -------------     -------------
Weighted average number of shares - basic            9,752,009          9,593,806

Effects of Dilutive Securities
      Options                                          444,371            342,664
      Warrants                                         193,866            158,454
      Preferred Stock                                  306,000            304,916
                                                    ----------         ----------

Weighted average number of shares - diluted         10,696,246         10,399,840
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

        The results of discontinued operations through the date of disposal consisted of the following:

Operating losses, net of tax through March 31, 2000         $(286,385)
                                                            ---------

Loss on Disposal:
  Operating losses, net of tax from March 31, 2000
    to July 6, 2000                                         $(340,827)

  Gain on disposal of net assets                              141,668
                                                            ---------
                                                             (199,159)
                                                            ---------
Total loss from discontinued operations                     $(485,544)
                                                            =========

        Revenues from discontinued operations for the nine months ended September 30, 2000 were $1,227,400.

        The operating results of the discontinued operations for the three and nine months ended September 30, 1999 are summarized as follows:

                                         Three Months          Nine Months
                                          -----------          -----------
Revenues                                  $   982,287          $ 3,363,805
Loss from discontinued operations          (4,521,104)          (5,146,350)


        The cash flow data of the discontinued operations for the nine months ended September 30, 1999 were not separately detailed in the statement of cash flows, but are summarized below:

Cash provided by operations                     $  49,543
Cash used by investing activities                (129,327)
Effect of foreign currency fluctuations
  on cash equivalents                             (20,431)
                                                ---------
Cash used by discontinued operations            $(100,215)
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

        The tables below present information about reported segments for the three and nine month periods ended September 30, 2000 and 1999:

Three Months Ended September 30, 2000:


                                                                Small             Unallocated
                                                             Laboratory            Corporate
                                         Urinalysis            Devices              Expenses                Total
                                        ------------         ------------         ------------          ------------
Revenues                                $  5,477,210         $  1,665,565                   --          $  7,142,775

Interest income                         $     55,714                   --                   --          $     55,714

Interest expense                        $      1,111                   --         $    241,668          $    242,779

Depreciation and amortization           $    209,053         $     30,603         $     42,771          $    282,427

Segment profit (loss)                   $  1,374,806         $    467,295         $   (700,537)         $  1,141,564

Segment assets                          $ 14,395,548         $  2,114,008         $ 10,250,402          $ 26,759,958

Investment in long-lived assets         $    239,074         $     16,552                   --          $    255,626



Three Months Ended September 30, 1999:

                                                                Small             Unallocated
                                                             Laboratory            Corporate
                                         Urinalysis            Devices              Expenses                  Total
                                        ------------         ------------         ------------             ------------
Revenues                                $  5,455,696         $  1,204,555                   --             $  6,660,251

Interest income                         $      7,162         $        772                   --             $      7,934

Interest expense                        $      1,254                   --         $    245,492             $    246,746

Depreciation and amortization           $    248,098         $     30,252         $     12,110             $    290,460

Segment profit (loss)                   $   (357,536)(1)     $    255,113         $ (1,203,137)(2)         $ (1,305,560)

Segment assets                          $ 10,612,493         $  1,840,152         $ 11,611,779             $ 24,064,424

Investment in long-lived assets         $    141,625         $     14,999                   --             $    156,624


(1) Includes $1,604,131 for writeoff of the White IRIS and deferred warrant costs.

(2) Includes unusual legal expenses of $330,376.

Nine Months Ended September 30, 2000:

                                                                Small           Unallocated
                                                             Laboratory          Corporate
                                         Urinalysis            Devices            Expenses              Total
                                        ------------         ------------       ------------         ------------
Revenues                                $16,577,819         $ 4,794,575                  --          $21,372,394

Interest income                         $   139,032                  --                  --          $   139,032

Interest expense                        $     2,191                  --         $   725,215          $   727,406

Depreciation and amortization           $   565,432         $    89,230         $   117,776          $   772,438

Segment profit (loss)                   $ 4,150,298         $ 1,308,479         $(2,235,559)         $ 3,223,218

Investment in long-lived assets         $   397,416         $    41,689                  --          $   439,105


Nine Months Ended September 30, 1999:

                                                                   Small             Unallocated
                                                                Laboratory            Corporate
                                         Urinalysis               Devices              Expenses                  Total
                                        ------------            ------------         ------------             ------------
Revenues                                $ 14,804,248            $  3,462,640                   --             $ 18,266,888

Interest income                         $     22,592            $      1,991                   --             $     24,583

Interest expense                        $      3,977                      --         $    786,845             $    790,822

Depreciation and amortization           $    772,365            $    111,111         $     34,450             $    917,926

Segment profit (loss)                   $  1,870,527(1)         $    732,026         $ (4,790,457)(2)         $ (2,187,904)

Investment in long-lived assets         $    320,191            $     35,789                   --             $    355,980


(1) Includes $1,604,131 for writeoff of the White IRIS and deferred warrant costs.

(2) Includes litigation settlement and unusual legal expenses of $2,373,649.

        Long-lived assets for continuing operations were all located in the United States and totaled $2,646,393 at December 31, 1999 and $3,587,655 at September 30, 2000.


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

OVERVIEW

        We generate revenues primarily from sales of The Yellow IRIS urinalysis workstation, an in vitro diagnostic, or IVD, imaging system based on our patented and proprietary AIM technology, and the related supplies and service required to operate this workstation. We also earn revenues from sales of ancillary lines of small laboratory instruments and supplies. Until 1996, we marketed just two models of The Yellow IRIS urinalysis workstation. These models differ mainly in speed and price. In 1996, we introduced a third model of The Yellow IRIS, the Model 900UDx urine pathology system, for the high-volume testing requirements of large hospitals and reference laboratories. We further improved The Yellow IRIS in August 2000 by launching the Model 939UDx which added automated analyte pattern recognition. The new model transmits test results directly to the laboratory information system without operator review or intervention. In December 1997, we began distributing the IRIS/Sysmex UF-100 urine cell analyzer in the United States under an exclusive agreement with its manufacturer, Sysmex Corporation. We did not have significant sales of the UF-100 in 1998, 1999 or 2000. In September 1998, Sysmex started procedures to end the exclusive nature of our distribution rights, claiming inadequate sales performance. We denied these allegations. Sysmex then announced that its U.S. subsidiary would distribute the UF-100 in North America. More recently, Sysmex verbally informed us that they plan to appoint another third-party North American distributor. We may take legal action. We cannot predict the impact on the Company of their plan to appoint another distributor or any legal action we may take.

        Because of the nature of our business, we make significant investments in research and development for new products and enhancements to existing products. In the past, we have partially funded our research and development programs through grants from the National Institutes of Health, joint development programs with strategic partners and Company-sponsored research and development entities. We anticipate that future expenditures on research and development will continue at their current levels for the foreseeable future and will be funded primarily out of the Company's earnings.

        The following table summarizes total product technology expenditures for the periods indicated:

                                                    Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                                   -----------------------------         -----------------------------
                                                      1999               2000               1999               2000
                                                   ----------         ----------         ----------         ----------
Research and development expense, net              $  243,000         $  671,000         $  827,000         $1,691,000
Capitalized software development costs                 72,000            154,000            214,000            186,000
Reimbursed costs for research and
  development grants and contracts                    171,000            207,000            385,000            658,000
                                                   ----------         ----------         ----------         ----------

     Total product technology expenditures         $  486,000         $1,032,000         $1,426,000         $2,535,000
                                                   ==========         ==========         ==========         ==========


        In 1995, we entered into a joint development project with Poly U/A Systems, Inc. for development of several new products to enhance automated urinalysis. Subsequently, certain disputes arose with the Poly U/A shareholders. In 1999, we made a tender offer to acquire all of the outstanding shares of Poly U/A stock for a package of IRIS securities with an estimated value of up to $1.5 million. Approximately 77% of the outstanding shares of Poly U/A were tendered in this transaction. We subsequently purchased most the remaining shares of Poly U/A stock in several negotiated transactions. Poly U/A is now a 99.6% owned subsidiary of IRIS. We have recorded the cost of purchasing Poly U/A stock as a litigation settlement expense.

RESULTS OF OPERATIONS

        COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

        Net revenues for the quarter ended September 30, 2000 totaled $7.1 million, an increase of $483,000, or 7%, over the same period last year. Sales of IVD imaging systems decreased to $1.5 million from $1.7 million, a decrease of $260,000, or 15% from the comparable period last year. Sales of IVD system supplies and services increased to $3.9 million from $3.6 million, an increase of $292,000 or 8% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies increased to $1.7 million from $1.2 million, an increase of $461,000, or 38%, over the comparable period last year, primarily due to increased sales of small instruments. Royalties and licensing revenues decreased to $115,000 in the current quarter from $126,000 in the same period last year.

        Revenues from the urinalysis segment totaled $5.5 million in the current quarter which was comparable to the same quarter of last year. Revenues from small laboratory devices increased to $1.7 million in the current quarter, as compared to $1.2 million in the same quarter last year, an increase of $461,000.

        Cost of goods for IVD systems decreased as a percentage of sales of IVD imaging systems to 70% for the quarter ended September 30, 2000 from 82% for the comparable period last year. The decrease is primarily attributable to the fact that the current period had a smaller proportion of low margin international sales than the year ago period. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 34% for the current period compared to 46% in the same period last year. The decrease is primarily attributable to certain improvements in the manufacturing process. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 51% for the current quarter compared to 54% for the comparable period last year due to increased sales volume. The aggregate gross margin totaled 55% for the current quarter as compared to 44% in the same quarter last year.

        Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 43% this quarter as compared to 56% in the same quarter of last year. This decrease was primarily due to improvements in the manufacturing process. Cost of goods for small laboratory devices as a percentage of revenues totaled 51% in the current period, as compared to 54% in the same quarter of last year. This decrease is due to increased sales volume.

        Marketing and selling expenses totaled $835,000 for the quarter ended September 30, 2000, compared to $782,000 in the same period last year, an increase of $53,000 or 7%. Marketing and selling expenses as a percentage of net revenues was 12% in the current quarter, which was the same as last year.

        General and administrative expenses increased to $1,066,000 for the current quarter ended September 30, 2000 as compared to $986,000 for the comparable period last year, an increase of $79,000 or 8%. This increase is primarily due to accrued management bonuses based on third quarter profitability. General and administrative expenses for the quarter as a percentage of net revenues was 15% in the current year, which was the same as the prior year.

        Net research and development expenses increased to $671,000 for the quarter ended September 30, 2000 from $243,000, an increase of $427,000 or 176% from the comparable period last year. Net research and development expenses as a percentage of revenues increased to 9% from 4% in the year-ago period. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $1.0 million from $486,000, an increase of $546,000 or 112% as compared to the comparable period last year. The increase in total product technology expenditures is due to increased spending under a major project focused on The Yellow IRIS workstation. We began this project in 1999 to improve The Yellow IRIS urinalysis workstation product line. As a result, we expect our net research and development expenses will remain at current levels for the foreseeable future. We have completed feasibility studies on the proposed improvements. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales.

        Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the quarter ended September 30, 2000 decreased to $36,000 from $60,000, a decrease of $23,000 or 39% from the comparable period last year. The decline is the result of the write off in the third quarter of 1999 of The White IRIS and deferred warrant costs.

        The results of operations for the quarter ended September 30, 2000 did not include any unusual expenses as compared to $1.9 million in the prior year's quarter. The prior year's expenses related primarily to the settlement with Poly UA, legal expenses for an arbitration with the former owner of Perceptive Scientific Instruments and writeoff of the White IRIS and deferred warrant costs.

        The net result was operating income of $1.3 million for the quarter ended September 30, 2000 as compared to a loss of $1.1 million for the same quarter last year. Excluding the unusual expenses, operating income totaled $1.3 million for the third quarter of 2000 as compared to $861,000 for the same quarter last year.

        Interest expense decreased to $243,000 for the quarter ended September 30, 2000 from $247,000 for the comparable period last year due to reduced indebtedness, partially offset by increased interest rates on our credit facility.

        For the quarter ended September 30, 2000, urinalysis segment profits increased to $1.4 million as compared to a loss of $358,000 in the same period last year, an increase of $1.7 million, or 485%. The improvement was the result of increased gross margins and the absence of unusual expenses in 2000. Segment profits from the small laboratory devices segment totaled $467,000 in the current quarter as compared to $255,000 in the same period last year, an increase of $212,000 or 83%. The improvement was the result of increased product sales and gross margins. Unallocated corporate expenses totaled $701,000 in the current period as compared to $1.2 million in the comparable period last year, a decrease of $503,000. This decrease is due primarily to the fact that 1999 numbers included unusual legal expenses of $330,000.

        The income tax provision for the quarter ended September 30, 2000 was $422,000, as compared to $82,000 for the comparable period in 1999. The difference reflects the Company's improved profitability in the third quarter of 2000 as compared to the comparable prior period.

        We had income from continuing operations of $719,000 or $0.07 per diluted share for the quarter ended September 30, 2000 as compared to a loss of $1.4 million or $0.20 per diluted share for the quarter ended September 30, 1999.

        COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

        Net revenues for the nine months ended September 30, 2000 totaled $21.4 million, an increase of $3.1 million, or 17%, over the same period last year. Sales of IVD imaging systems increased to $5.0 million from $4.5 million, an increase of $503,000, or 11% from the comparable period last year. Sales of IVD system supplies and services increased to $11.1 million from $10.1 million, an increase of $957,000 or 9% over the comparable period last year, primarily due to the larger installed base of The Yellow IRIS IVD imaging systems. Sales of small instruments and supplies increased to $4.8 million from $3.5 million, an increase of $1.3 million, or 38% over the comparable period last year, primarily due to increased sales of small instruments. Royalties and licensing revenues increased to $541,000 in the current nine-month period from $228,000 in the same period last year. The increase was due to the receipt of a $300,000 license fee in connection with expanded licensing of several existing patents.

        Revenues from the urinalysis segment totaled $16.6 million in the current nine-month period as compared to $14.8 million in the same period of last year, an increase of $1.8 million. Revenues from small laboratory devices increased to $4.8 million in the current nine-month period, as compared to $3.5 million in the same period last year, an increase of $1.3 million.

        Cost of goods for IVD systems as a percentage of sales of IVD imaging systems was 67% for the nine months ended September 30, 2000 as compared to 72% last year. The decrease is primarily attributable to a relatively lower proportion of low margin international sales in the current year. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 38% for the current period compared to 44% in the same period last year. The decrease is primarily attributable to certain improvements in the manufacturing process. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 52% for the current period compared to 54% for the comparable period last year due to increased sales volume. The aggregate gross margin totaled 53% for the current period as compared to 47% in the same period last year.

        Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 46% for the nine months ended September 30, 2000 as compared to 52% in the same period of last year. This decrease is primarily due to improvements in the manufacturing process, as well as changes in the international/domestic sales mix and the impact on revenues of the license fee. Cost of goods for small laboratory devices as a percentage of revenues totaled 52% in the current period, as compared to 54% in the same period of last year. This decrease is due to increased sales volume.

        Marketing and selling expenses totaled $2.7 million for the nine months ended September 30, 2000, compared to $2.5 million in the same period last year, an increase of $169,000 or 7%. Marketing and selling expenses as a percentage of net revenues was 13% in the current period as compared to 14% last year.

        General and administrative expenses increased to $3.0 million for the nine months ended September 30, 2000 as compared to $2.6 million for the comparable period last year, an increase of $445,000 or 17%. This increase is primarily due to accrued management bonuses based on improved profitability. General and administrative expenses for the period as a percentage of net revenues was 14% in the current year which was comparable to the prior year.

        Net research and development expenses increased to $1.7 million for the nine months ended September 30, 2000 from $827,000, an increase of $864,000 or 104% from the comparable period last year. Net research and development expenses as a percentage of revenues increased to 8% from 5% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $2.5 million from $1.4 million, an increase of $1.1 million or 78% as compared to the comparable period last year. The increase in total product technology expenditures is due to increased spending under a major project focused on The Yellow IRIS workstation. We began this project in 1999 to improve The Yellow IRIS urinalysis workstation product line. As a result, we expect our net research and development expenses will remain at current levels for the foreseeable future. We have completed feasibility studies on the proposed improvements. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales.

        Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the nine months ended September 30, 2000 decreased to $107,000 from $200,000, a decrease of $93,000 or 47% from the comparable period last year. The decline is the result of the write off in the third quarter of 1999 of The White IRIS and deferred warrant costs.

        The results of operations for the nine months ended September 30, 2000 did not include any unusual expenses as compared to $4.0 million in the prior year's period. The prior year's expenses related primarily to the settlement with Poly UA, legal expenses for an arbitration with the former owner of Perceptive Scientific Instruments and writeoff of the White IRIS and deferred warrant costs.

        The net result was operating income of $3.8 million for the nine months ended September 30, 2000 as compared to an operating loss of $1.4 million for the same period last year. Excluding the unusual expenses, operating income totaled $3.8 million for the first nine months of 2000 as compared to $2.5 million for the same period last year.

        Interest expense decreased to $727,000 for the nine months ended September 30, 2000 from $791,000 for the comparable period last year due to reduced indebtedness, partially offset by increased interest rates on our credit facility.

        For the nine months ended September 30, 2000, urinalysis segment profits increased to $4.1 million as compared to $1.9 million in the same period last year, an increase of $2.3 million, or 122%. This increase is largely due to higher revenue and improved gross margins partially offset by higher operating expenses. Segment profits from the small laboratory devices segment totaled $1.3 million in the current nine-month period as compared to $732,000 in the same period last year. The improvement was the result of increased product sales and gross margins. Unallocated corporate expenses totaled $2.2 million in the current period as compared to $4.8 million in the comparable period last year, a decrease of $2.6 million. This decrease is due primarily to the fact that 1999 numbers included a litigation settlement and unusual legal expenses of $2.4 million.

        The income tax provision for the nine months ended September 30, 2000 was $1.2 million, as compared to $14,000 for the comparable period in 1999. The difference reflects the Company's profitability in the first nine months of 2000 as compared to its net loss for the comparable prior period. The difference between the effective rate and the federal statutory rate for the nine months ended September 30, 1999 relates primarily to an increase in the deferred tax valuation allowance relating to net operating loss carryforwards generated by the litigation settlement with Poly UA.

        We had income from continuing operations of $2.0 million or $0.20 per diluted share for the nine months ended September 30, 2000 as compared to a loss from continuing operations of $2.2 million or $0.33 per diluted share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents increased to $3.2 million at September 30, 2000 from $2.0 million at December 31, 1999. The increase is due to the cash provided by operations in excess of amounts used by investing and financing activities. Cash provided by operations for the nine months ended September 30, 2000 increased to $2.8 million from $2.5 million for the comparable period last year. This increase is primarily due to improved operations.

        Cash used by investing activities totaled $576,000 for the nine months ended September 30, 2000, as compared to $360,000 in the same period last year. The increase is primarily due to the increase in net expenditures for property and equipment.

        The credit facility with Foothill Capital Corporation, a Wells Fargo company, consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and are subject to a combined limit of $7.0 million for the total credit facility. The term loan bears interest at the lender's prime rate (9.5% on September 30, 2000) plus 3.0%, and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends. We were in compliance with all of the financial covenants at September 30, 2000.

        We began a major project in 1999 to improve The Yellow IRIS urinalysis workstation product line. As a result, we are incurring increased expenditures for our research and development. We plan to fund this project with cash from operations.

        Net cash used by financing activities totaled $1.0 million and consisted primarily of principal payments made on the term loan described above and net repayments of amounts borrowed under the revolving line of credit. As of September 30, 2000, $800,000 was outstanding under the term loan and $376,000 was outstanding under the revolving line of credit; $1.6 million remained available for future borrowings under the revolving credit line.

        We reduced our outstanding borrowings by $1.2 million in the first nine months of 2000 and we have scheduled principal payments totaling $7.8 million during the next 12 months, including a $7.0 million principal payment due July 31, 2000 under an outstanding subordinated note. Excluding the July 31 payment of the subordinated note, we believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations. We are currently seeking proceeds from a debt or equity financing in order to repay the subordinated note. We cannot give any assurances that we will obtain such funding on favorable terms, if at all.

        We had 204,000 shares of Series B Callable Preferred Stock outstanding on September 30, 2000. These shares have a liquidation preference of $3 per share (or an aggregate liquidation preference of $612,000). The "callable" feature entitles us to convert the preferred stock at any time into a number of shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2.00 per share of common stock). The preferred stock will automatically convert under the same formula on August 3, 2002 if we have not converted it sooner. Based on the average closing price of $1.46 for the five consecutive trading days ending October 31, 2000, the call price would be the $2.00 minimum, and we could convert the Series B Callable Preferred Stock into 306,000 shares of common stock. The Series B Callable Preferred Stock is non-voting, is not entitled to any preferred dividends, and is not subject to any mandatory or optional redemption provisions. We are not permitted to pay cash dividends on our common stock or to repurchase any shares of our common stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

DISCONTINUED BUSINESS OPERATIONS

        We acquired Perceptive Scientific Instruments in July 1996. Its principal product line is the PowerGene family of genetic analyzers IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. We sold the U.S. operations of Perceptive Scientific Instruments to Applied Imaging Corporation (Nasdaq: AICX) on July 6, 2000. The purchase price consisted of 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and potential cash payments based on future performance of Applied Imaging's business. We retained the research group, including its federally funded research grants. We were unable to sell the international operations and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of Perceptive Scientific Instruments) into a voluntary liquidation under United Kingdom law on June 6, 2000. We have classified Perceptive Scientific Instruments as a discontinued operation for accounting purposes and have removed it from most of the discussion and financial information in our 1999 Annual Report and 2000 Quarterly Reports.

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

NET OPERATING LOSS CARRYFORWARDS

        At December 31, 1999, we had federal net operating loss carryforwards of approximately $17.5 million. If substantially all of our outstanding options and warrants are exercised together with future equity issuances, these transactions in combination with other prior stock issuances during the past three years may constitute a "change of ownership" under Section 382 of the Internal Revenue Code. Section 382 imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return (usually the applicable federal rate) and the value of the corporation at the time of the change of ownership. Depending on the market price of our common stock at the time a change of ownership occurs, the resulting limitations imposed by Section 382 could trigger a substantial write down in our deferred tax assets and a corresponding charge to earnings in the relevant quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There was no material change in the Company's exposure to market risk on September 30, 2000 as compared to its market risk exposure on December 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in the Company's 1999 Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        We are not currently involved in any litigation.

ITEM 2. SALES OF UNREGISTERED SECURITIES.

        During the quarter ended September 30, 2000, we agreed to issue a warrant to purchase up to 50,000 shares of common stock at $2-1/8 per share to our new investor relations firm. The warrant is part of their overall compensation package for one year of services. We believe the investor relations firm is an "accredited investor" under Regulation D and has acquired the warrant for its own account and not with a view to resale or distribution. We did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933 based
Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

 Exhibit                                                                                            Reference
  Number        Description                                                                          Document
----------      -------------------------------------------------------------------------------     ---------
   3.1(a)       Certificate of Incorporation, as amended                                                (1)
   3.1(b)       Certificate of Designations of Series A Convertible Preferred Stock                     (2)
   3.1(c)       Certificate of Designations of Series B Callable Preferred Stock                        (3)
   3.1(d)       Certificate of Designations, Preferences and Rights of Series C Preferred Stock         (4)
   3.2          Restated Bylaws                                                                         (5)
   4.1          Specimen of Common Stock Certificate                                                    (6)
   4.2          Certificate of Designations of Series A Convertible Preferred Stock                     (2)
   4.3          Certificate of Designations of Series B Callable Preferred Stock                        (3)
   4.4          Certificate of Designations, Preferences and Rights of Series C Preferred Stock         (4)
   27           Financial Data Schedule                                                                 --

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

(3) Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4) Current Report on Form 8-K dated January 26, 2000.

(5) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6) Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

        (b) Reports on Form 8-K

        We did not file any current reports on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Chatsworth, California, on November 13, 2000.


                               INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                               By:  /s/ Donald E. Horacek
                                  -----------------------------------
                                  Donald E. Horacek
                                  Controller and Secretary
                                  [Authorized Signatory and Principal
                                  Accounting Officer]

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                       TO

                                    FORM 10-Q


                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000

                           COMMISSION FILE NO. 1-9767

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                  EXHIBIT INDEX


 Exhibit                                                                                            Reference
  Number        Description                                                                          Document
----------      -------------------------------------------------------------------------------     ---------
   3.1(a)       Certificate of Incorporation, as amended                                                (1)
   3.1(b)       Certificate of Designations of Series A Convertible Preferred Stock                     (2)
   3.1(c)       Certificate of Designations of Series B Callable Preferred Stock                        (3)
   3.1(d)       Certificate of Designations, Preferences and Rights of Series C Preferred Stock         (4)
   3.2          Restated Bylaws                                                                         (5)
   4.1          Specimen of Common Stock Certificate                                                    (6)
   4.2          Certificate of Designations of Series A Convertible Preferred Stock                     (2)
   4.3          Certificate of Designations of Series B Callable Preferred Stock                        (3)
   4.4          Certificate of Designations, Preferences and Rights of Series C Preferred Stock         (4)
   27           Financial Data Schedule                                                                 --

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