Form 10-K405
period 2000-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2001-04-02
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     On March 16, 2001, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $14.8 million based upon the closing price of $1.95 per share of Common Stock as reported on the American Stock Exchange. Solely for the purpose of determining "non-affiliates" in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

     The Registrant had 9,868,855 shares of Common Stock outstanding on March 16, 2001.

     Part III incorporates information by reference from the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2000

                                                       PART I
Item 1.   Business.......................................................................................      1
Item 2.   Properties.....................................................................................      8
Item 3.   Legal Proceedings..............................................................................      9
Item 4.   Submission of Matters to a Vote of Security Holders............................................      9

                                                       PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters.......................      9
Item 6.   Selected Financial Data........................................................................      9
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........     10
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....................................     17
Item 8.   Financial Statements and Supplementary Data....................................................     17
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........     17

                                                       PART III

Item 10.  Directors and Executive Officers of the Registrant.............................................     17
Item 11.  Executive Compensation.........................................................................     18
Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................     18
Item 13.  Certain Relationships and Related Transactions.................................................     18

                                                        PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K..............................     18

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     We design, develop, manufacture and market in vitro diagnostic, or IVD, imaging systems for urinalysis testing based on patented and proprietary automated intelligent microscopy, or AIM, technology for automating microscopic procedures performed in clinical laboratories, as well as special purpose centrifuges and other small instruments. Our microscopy technology combines our capabilities in automated specimen presentation, including our patented slideless microscope, and proprietary high-speed digital processing hardware and software to classify and present images of microscopic particles in easy-to-view displays. Our systems provide customers with better and more rapid results and labor cost-savings over manual methods of performing microscopy. We sell our products directly and through distributors to hospital and reference clinical laboratories, as well as to veterinary, physician office and research laboratories. IRIS was incorporated in California in 1979 and reincorporated in 1987 in Delaware.

     We pioneered our first urinalysis system in 1983 with the introduction of The Yellow IRIS family of workstations, and we introduced a high volume, fully-automated urine pathology system, the Model 939UDx, in 2000. We believe that we are the only supplier of laboratory systems which fully automate a complete urinalysis. We also provide ongoing sales of supplies and service for our urinalysis workstations. Most supplies are purchased under standing orders and, following an initial one-year warranty period, the majority of customers purchase annual service contracts.

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

     In December 1997, we began distributing the IRIS/Sysmex UF-100 urine cell analyzer in the United States under an exclusive agreement with its manufacturer, Sysmex Corporation. In September 1998, Sysmex started procedures to end the exclusive nature of our distribution rights, claiming inadequate performance. We denied these allegations. Sysmex claims that it has the right to appoint additional distributors and has announced that its U.S. subsidiary and Allegiance Healthcare will distribute the UF-100 in North America. We dispute that Sysmex has the right to appoint additional distributors and may take legal action. We cannot predict the impact on the Company of the announcement by Sysmex or any legal action we may take.

     We sold Perceptive Scientific Instruments, our genetic analysis business, on July 6, 2000 as part of a plan to refocus on our core business. We have treated this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information in this Annual Report. For a further discussion of the sale of this business, please see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Business Operations" on page
15. We retained the Houston-based research group and changed the name to Advanced Digital Imaging Research (ADIR). ADIR is a research and development organization specializing in digital imaging software and algorithm development for IRIS and government entities. We believe ADIR's existing government research grants are sufficient to fund all of its planned operations through at least 2001. ADIR is refocusing its efforts and plans to build a commercial research and development business.

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

     Medical tests are performed either on the patient or on a specimen removed from the patient. In vitro diagnostic, or IVD, testing is conducted outside of the body in a laboratory apparatus using a specimen obtained from the patient (blood, urine, tissue, etc.) to identify or monitor a disease. The specimen is removed from the patient, usually in the clinical laboratory. Many IVD tests rely on chemical or simple physical measures of specific characteristics of the specimen. Over the last five decades, the chemical and particle-counting aspects of these tests have been largely converted from manual methods to automated instruments, such as clinical chemistry analyzers and blood cell counters. However, many other IVD tests still require a manual microscopy -- the visual examination of the specimen through a microscope. Manual microscopy requires numerous steps, from specimen preparation to visual examination, making the method labor-intensive, cumbersome, biohazardous, inefficient and imprecise. More time is spent in performing manual microscopy than in any other IVD testing procedure in the clinical laboratory. Even so, the vast majority of microscopic procedures are still performed manually.

     The pressure to reduce the costs and improve the accuracy of IVD tests, together with recent technological developments, have created an opportunity for automating microscopic procedures. Advances in image processing software, computer hardware and solid-state cameras have made it possible uniformly to capture digital images of microscopic specimens and to perform sophisticated image analysis and classification. The test results can then be electronically transmitted to the central computer system of the hospital or reference laboratory for clinical use and billing. The digital images of the specimen can also be stored in electronic format for future review and, theoretically, transmitted to remote locations for review by other technologists or specialists.

THE COMPANY'S STRATEGY

     Our current objectives are to enhance our core business in urinalysis, maintain our technological leadership, continue market penetration of our existing products, expand the geographic markets for existing products and increase sales of related supplies and service. We are pursuing these objectives through the following strategies:

     - Enhancement of Existing Product and Continued Market Penetration. Our business plan emphasizes accelerated development of the next generation, higher performance, lower-cost platform for our urinalysis workstations.

     - Expanding into New Geographic Markets. We intend to continue to increase our overseas marketing effort initiated in 1999. Until 1999, we had not made significant international sales of our urinalysis workstations outside the United States. International markets are consolidating and focusing on increased productivity. We are introducing our urinalysis workstations in selected overseas markets where consolidation has already occurred and are developing relationships with local distributors.

     - Increasing Sales of Supplies and Service. Once our urinalysis workstation is installed, we generate significant recurring revenue from sales of supplies and service for its operation. We are expanding these revenues by installing more systems and increasing our product offering of supplies for our workstations.

     - Maintaining Technological Edge. We maintain an active research and development program to continually enhance our core technology.

AIM TECHNOLOGY

     An effective system for most automated microscopy applications requires technology for fast, consistent and easily discernable presentation of the specimen to the microscope ("front end processing") and for rapidly capturing, analyzing, classifying, enhancing, arranging and displaying images of the specimen ("back end imaging"). Over the past twenty years, we have created and developed our patented and proprietary Automated Intelligent Microscopy, or AIM, technology to address both of these requirements. AIM technology involves the synthesis of visual microscopy, digital image processing and automated image interpretation/pattern recognition to analyze microscopic specimens.

     Traditional urine sediment analysis requires manual preparation of a slide from the specimen requiring several steps, including centrifugation followed by carefully positioning, staining and coverslipping a sample extracted from the specimen. The slide is then placed under the microscope and manually manipulated and scanned by a technologist. This procedure is time-consuming, imprecise, and potentially hazardous. In contrast, our patented slideless microscope automates the front end processing and allows microscopic examination of a moving specimen precisely positioned in a stream of fluid. This eliminates the need for manual slide preparation, manipulation and scanning. The slideless microscope positions the specimen to within microns as it flows past the microscope at high-speed ensheathed in a larger stream of fluid. This method of alignment, particle orientation, focus and measurement is called "imaging flow cytometry." We hold a patent on this method, and we are unaware of any other company which has developed similar technology.

     Once the specimen is located and presented to the microscope, AIM's back end processing automatically captures, digitizes, classifies, organizes and presents the microscopic images displayed on a video monitor for review by the medical specialist. These digital images of the specimen can then be stored on magnetic or optical media for later retrieval, even years later.

PRODUCTS

     Urinalysis Systems

     Our principal product is our family of urinalysis workstations. These systems require customers to make substantial capital investments and are designed for sale to hospitals and clinical laboratories performing a large number of IVD tests. Our urinalysis workstations are used nationwide, including hospitals affiliated with over 80% of all United States medical schools. We have two models. The Model 500 Urine Fluids Workstation can also perform IVD imaging tests on a number of body fluids other than urine, including cerebrospinal, peritoneal, pleural, pericardial, synovial and seminal fluids as well as peritoneal dialyzates and lavages. The Model 939UDx, is a fully-automated, walkaway system designed for laboratories testing medium to high numbers of urine specimens. The 939UDx has FDA clearance to transmit final test results directly to the laboratory information system without review by laboratory personnel. Our urinalysis workstations have prices ranging from $100,000 to $195,000.

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

     In September 1998, Sysmex started procedures to end the exclusive nature of our distribution rights, claiming inadequate performance. We disputed these allegations and began discussions with Sysmex about the pricing and marketing of the UF-100. Those discussions did not resolve the matter. Sysmex has asserted the right to appoint additional distributors and has announced that its U.S. subsidiary and Allegiance Healthcare will distribute the UF-100 in North America. We dispute that Sysmex has the right to appoint additional distributors and may take legal action. We cannot predict the impact on the Company of the announcement by Sysmex or any legal action we may take.

     System Supplies and Service

     We realize significant recurring revenue from sales of supplies used in the operation of our urinalysis workstations and from their service and repair. These supplies include the sheath fluid used to position the particles and cleanse the system in slideless microscopy and "controls" used in calibrating and monitoring the performance quality of the systems. We also sell the CHEMSTRIP/IRIStrip for testing urine chemistry on some or our workstations. CHEMSTRIP/IRIStrips urine test strips are produced for us through a distribution agreement with Roche Diagnostics. Roche Diagnostics has exercised its right to terminate the distribution agreement effective in 2003. They will continue to supply CHEMSTRIP/IRIStrips for our installed base of workstations after termination until 2009. We plan to phase out their test strips. After termination, we will be permitted to modify our workstations to accommodate other test strip readers.



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

     Summary of Revenues by Product Line for Each Segment

     The following tables present a summary of revenues for each segment by product line for the three years ended December 31, 2000:

                                                               Small
                                                             Laboratory
                                             Urinalysis        Devices        Total
                                             -----------     ----------     -----------
For the Year Ended December 31, 1998
Sales of IVD systems ......................  $ 4,985,718     $       --     $ 4,985,718
Sales of IVD system supplies and service ..   11,785,184             --      11,785,184
Sales of small instruments and supplies ...           --      4,345,304       4,345,304
Royalty and license revenues ..............      229,972        235,000         464,972
                                             -----------     ----------     -----------
Total .....................................  $17,000,874     $4,580,304     $21,581,178
                                             ===========     ==========     ===========

                                                               Small
                                                             Laboratory
                                             Urinalysis        Devices        Total
                                             -----------     ----------     -----------
For the Year Ended December 31, 1999
Sales of IVD systems ......................  $ 6,505,821            $--     $ 6,505,821
Sales of IVD system supplies and service ..   13,611,676             --      13,611,676
Sales of small instruments and supplies ...           --      5,297,385       5,297,385
Royalty and license revenues ..............      310,587             --         310,587
                                             -----------     ----------     -----------
Total .....................................  $20,428,084     $5,297,385     $25,725,469
                                             ===========     ==========     ===========

                                                               Small
                                                             Laboratory
                                             Urinalysis        Devices        Total
                                             -----------     ----------     -----------
For the Year Ended December 31, 2000
Sales of IVD systems ......................  $ 6,981,886     $       --     $ 6,981,886
Sales of IVD system supplies and service ..   14,849,392             --      14,849,392
Sales of small instruments and supplies ...           --      6,209,967       6,209,967
Royalty and license revenues ..............      601,511             --         601,511
                                             -----------     ----------     -----------
Total .....................................  $22,432,789     $6,209,967     $28,642,756
                                             ===========     ==========     ===========

BACKLOG

     We had a sales backlog for our urinalysis systems of $341,000 at December 31, 1999 and $100,000 at December 31, 2000. We believe the amount of backlog at a given date is not necessarily indicative of sales for any succeeding period.

RESEARCH AND DEVELOPMENT

     We maintain an active research and development program to continually enhance our urinalysis systems and centrifuges. Our product technology investments (including amounts reimbursed by third parties under research and development contracts) totaled $3.0 million in 1998, $1.9 million in 1999 and $3.8 million in 2000.

     During 1999, we began a major project to improve our urinalysis workstation product line. We are devoting a significant portion of our research and development budget to this project. Our goal is to develop a lower cost, faster workstation while simultaneously reducing the amount of technologist time required to operate it. During this process, we will incorporate more than 20 years of experience and the latest developments in computer technology. We also expect to benefit from the increased availability of "off-the-shelf" components and thereby reduce our dependence on single source suppliers. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales.

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

     The collaboration involved a series of distribution and supply agreements under which Roche Diagnostics supplies us with CHEMSTRIP/IRIStrip urine test strips and strip readers for most of our urinalysis workstations. Roche Diagnostics has exercised its right to terminate these agreements effective in 2003. They will continue to supply CHEMSTRIP/IRIStrips and components for our installed base of workstations after termination of the agreements for an additional six years. We plan to phase out their test strips and components.
We do not believe the termination of the agreements with Roche Diagnostics will have a material impact on the manufacture or sale of our workstations. After termination, we will be permitted to modify our workstations to accommodate other test strip readers.

     We sold our genetic analysis business in July 2000, but we retained the Houston-based research group and changed the name to Advanced Digital Imaging Research (ADIR). ADIR is a research and development organization specializing in digital imaging software and algorithm development for IRIS and government entities. Under a typical government grant program, the government has the right to use any new technology royalty-free but ADIR retains the right to commercially exploit the new technology. ADIR applies for government grants with potential application to the imaging part of our business. We believe ADIR's existing government research grants are sufficient to fund all of its planned operations through at least 2001. ADIR also performs some of our internal research and development work. ADIR is refocusing its efforts and plans to build a commercial research and development business.

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

     In 1995, we entered into a project with Poly/UA Systems, Inc. for development of several new products to enhance automated urinalysis. Subsequently, certain disputes arose with the Poly/UA shareholders. In 1999, we acquired approximately 77% of the outstanding shares of Poly/UA stock in a tender offer for a package of IRIS securities with an estimated value of up to $1.5 million. We subsequently acquired additional shares of Poly U/A common stock in two, private negotiated transactions. We now own more than 99% of the outstanding common stock of Poly UA Systems.

MARKETING AND SALES

     In the United States, we sell and service our products through our own sales and service forces. Sales activities consist of direct sales by field sales representatives, telemarketing to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and after-sales support to customers in the operation of their systems. In addition to our sales activities, we promote our products through advertising in trade journals, attendance at trade shows and direct mail. All sales of our workstations include installation, customer training and a one-year warranty. Our small instruments, targeted primarily at smaller customers, are sold through distributors.

     We also maintain a rental program for our urinalysis workstations. Under the terms of the rental agreements, payments generally are based on the number of tests performed, with a guaranteed monthly minimum payment. We are responsible for supply and service of the systems. Alternatively, some customers lease our workstations from medical equipment leasing companies which, in turn, purchase the systems from us.

     We market most of the supplies used in the operation of our urinalysis workstations and maintain these systems through our own national service organization. Service (after a one-year warranty period) is generally sold under an annual service contract or, less frequently, on a per-call basis.

COMPETITION

     Our primary product is the IRIS urinalysis workstation. We have not had significant sales of the Sysmex UF-100 urine cell analyzer. The principal competitive factors in the urinalysis market are cost-per-test, ease of use, and quality of result. We believe our workstation competes favorably with regard to these factors in its target markets.

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

     Bayer Diagnostics, Roche Diagnostics and Dade Behring Corporation sell lines of urine test strips which are useful in determining the concentration of various chemical substances often found in urine. Some claims have been made that the absence of certain results determined with these test strips can preclude the need for microscopic examinations of some specimens. In 1998, we obtained FDA clearance to claim of improved performance of our urinalysis workstations over reagent strip measures in detecting microscopic abnormalities in urine. Nonetheless, a substantial portion of the urinalysis market has subscribed to the theory that these test strips can be relied upon to reduce the number of microscopic examinations. We believe that this is largely due to laboratories' reacting to cost-cutting pressures. The result is significantly slower growth in the demand for microscopic examinations at certain hospitals and reference laboratories.

     Our urinalysis workstations currently support only automated test strip readers supplied by Roche Diagnostics, and some potential customers who have previously purchased automated test strip readers from Bayer Diagnostics (the dominant company in the urine test strip business) cannot connect those readers to our workstations. Our ability to modify our workstations to support a connection to test strip readers from Bayer Diagnostics and Dade Behring is presently subject to significant restrictions under our existing agreements with Roche Diagnostics. Roche Diagnostics has exercised its right to terminate these agreements effective in 2003. After termination, we will be permitted to modify our workstations to accommodate other test strip readers.

     We are also experiencing increased competitive pressures in the urinalysis market due to the ongoing consolidation of both hospitals and medical device suppliers. Large hospital chains and groups of affiliated hospitals are negotiating comprehensive supply contracts with the larger medical device suppliers. The larger suppliers often equip an entire laboratory and offer one-stop shopping for laboratory instruments, supplies and service. In addition, they typically offer the hospitals annual rebates based on the total volume of business with the suppliers. These rebates create financial incentives against purchasing instruments or supplies from others and act as a barrier to the penetration of hospital laboratories covered by the contract. For example, we have had significant difficulty in marketing our urinalysis products to hospitals which are members of Premier Enterprises, a nationwide buying cooperative of hospitals and healthcare systems. Premier generally establishes a single vendor for particular product lines and has designated Bayer Diagnostics as its vendor for urinalysis test strips. Our family of urinalysis workstation uses test strips manufactured for us by Roche Diagnostics and many Premier affiliated hospitals are reluctant to purchase our workstation for this reason.

INTELLECTUAL PROPERTY

     Our commercial success depends on our ability to protect and maintain our proprietary rights. We protect our proprietary technology by filing various patent applications. We have received numerous United States patents for AIM technology and related applications, as well as a number of corresponding foreign patents. These patents also cover developments in image analysis and blood processing. A number of additional patent applications are pending in the United States and abroad. These patents also cover image analysis, urine and blood processing. Also, numerous patents relating to digital refractometers, centrifuges, automated slide handling and disposable urinalysis products were acquired in various acquisitions.

     We granted Sysmex a royalty-bearing license to use pre-1989 technology for urine sediment analyzers and non-medical industrial instruments. We also granted Dade International a royalty-bearing license to use certain centrifuge technology.

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

     The FDA also regulates computer software of the type used in our urinalysis workstations and is currently reevaluating the regulation of such software. We can't predict the extent to which the FDA will regulate such software in the future.

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

     In addition to domestic regulation of medical devices, many of our products are subject to regulations in foreign jurisdictions. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. We have not yet applied for regulatory clearances or approvals to market our urinalysis workstation in most of these foreign countries. Our business strategy includes expanding the geographic distribution of these and other products, and we cannot guarantee that we will be able to secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and we cannot be sure that new laws or regulations will not have a material adverse effect on our existing business or future plans. Among other things, CE Mark certifications are, or may soon be, required for the sale of many products in certain international markets such as the European Community. We secured CE Mark certification for our urinalysis workstations in 2000.

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

EMPLOYEES

     We had 123 full-time employees at December 31, 2000 and 143 full-time employees at the December 31, 1999. The change is primarily the result of the sale of our genetic analysis business partially offset by the hiring of several new employees for our other businesses. We also use outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and we believe that our employee relations are satisfactory.

ITEM 2. PROPERTIES

     We lease all of our facilities. The leases expire at various times over the next five years. Our headquarters are located at 9162 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leaseholds as of December 31, 2000:

                       Approximate Floor    Monthly
Location                Space (Sq. Ft.)      Rent      Use
---------              -----------------    -------    ---
Chatsworth, CA                29,500        $17,600    Sales and Marketing, Research and
                                                       Development, Manufacturing and
                                                       Corporate Administration
Norwood, MA                   11,000        $ 7,800    Sales and Marketing, Research and Development and
                                                       Manufacturing
League City, TX                2,000        $ 4,000    Research and Development

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

ITEM 3. LEGAL PROCEEDINGS

     We are not presently involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     IRIS Common Stock is traded on the American Stock Exchange under the symbol "IRI." The closing price of the Common Stock on March 16, 2001 was $1.95 per share. The table below sets forth high and low closing prices reported by American Stock Exchange for the period January 1, 1999 through December 31, 2000:

                                                           Price per share
                                                        ---------------------
                                                          High          Low
                                                        --------      -------
      FISCAL 1999
         First Quarter................................  $  1-1/8      $ 11/16
         Second Quarter...............................     1-1/2         9/16
         Third Quarter................................     1-1/4        15/16
         Fourth Quarter...............................    1-3/16         9/16
      FISCAL 2000
         First Quarter................................  $3-11/16      $ 11/16
         Second Quarter...............................    2-7/16        1-1/8
         Third Quarter................................   2-11/16       1-9/16
         Fourth Quarter...............................         2       1-1/16

     As of March 16, 2001, we had approximately 3,900 holders of record of our common stock.

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

     In March 2001, we issued a 3-year warrant to purchase 853,040 shares of common stock at $1.90 per share in connection with the refinancing of a $7.0 million subordinated note. The warrant replaced an expiring warrant for the same number of shares. We believe the subordinated note holder is an "accredited investor" under Regulation D and acquired the securities for its own account and not with a view to resale or distribution violation of the Securities Act of 1933. We did not engage in general solicitation or advertising in this transaction, and the securities issued in the transaction have restrictive legends concerning the registration requirements of the Securities Act of 1933. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933 based on Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     This information as of December 31, 1999 and 2000 and for the years ended December 31, 1998, 1999 and 2000, is derived in part from, and should be read in conjunction with, the Company's Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

                                                                      Year Ended December 31,
                                                  -------------------------------------------------------------
                                                   1996(1)       1997(1)       1998(1)       1999(1)    2000
                                                  --------      --------      --------      --------   --------
                                                                (in thousands, except per share data)
FINANCIAL STATEMENT DATA
Net revenue ....................................  $ 18,130      $ 20,724      $ 21,581      $ 25,725   $ 28,643
Operating income (loss) from continuing
  operations ...................................    (2,419)        1,007         2,202           390      5,152
Interest and other income (expense), net .......      (437)       (1,099)       (1,115)         (947)      (763)
Income (loss) from continuing operations .......    (2,441)          (58)          667        (1,088)     2,794
Income (loss) from continuing operations
  per share -- basic ...........................      (.40)         (.01)          .11          (.15)       .29
Income (loss) from continuing operations
  per share -- diluted .........................      (.40)         (.01)          .09          (.15)       .27
Working capital ................................     1,914         1,650         3,570         5,092      8,472
Total assets ...................................    37,860        32,735        32,107        26,661     28,288
Long term debt, including current portion ......    13,000        10,942        10,442         8,700      7,500
Total liabilities ..............................    24,096        17,942        17,108        16,439     14,668
Shareholders' equity ...........................    13,765        14,792        14,999        10,222     13,619
Other Financial Data
Operating income (loss) from continuing
  operations as adjusted(2) ....................      (560)        2,346         2,395         4,549      5,152

-------------

(1) The year ended December 31, 1996 also includes unusual charges totaling $1.9 million relating primarily to pooling-of-interest expenses, the write-off of deferred public offering costs, expenses relating to litigation and arbitration matters, severance and other incremental costs associated with a restructuring of the Company's personnel. The year ended December 31, 1997 includes unusual charges totaling $1.3 million relating to expenses for litigation and assets related to the White IRIS leukocyte differential analyzer program, the write-down of deferred private offering costs and the write-off of goodwill no longer considered recoverable. The year ended December 31, 1998 includes unusual charges totaling $193,000 primarily for legal expenses associated with an arbitration matter. Unusual charges in the year ended December 31, 1999 totaled $4.2 million and primarily relate to a litigation settlement, write off of assets related to the White IRIS leukocyte differential analyzer program and a retirement agreement.

(2) Operating income (loss) from continuing operations as adjusted represents operating income (loss) from continuing operations before unusual charges of $1.9 million, $1.3 million, $193,000 and $4.2 million in the years ended December 31, 1996, 1997, 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         We sold Perceptive Scientific Instruments, our genetic analysis business, on July 6, 2000 as part of a plan to refocus on our core business. We have treated this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information in this Annual Report. For a further discussion of the sale of this business, please see the discussion below in this section entitled "Discontinued Business Operations" on page 15 of this Annual Report.

OVERVIEW

         We generate revenues primarily from sales of our urinalysis workstation, an in vitro diagnostic, or IVD, imaging system based on our patented and proprietary AIM technology, and the related supplies and service required to operate this workstation. We also earn revenues from sales of ancillary lines of small laboratory instruments and supplies. Until 1996, we marketed just two models of our urinalysis workstation. These models differ mainly in speed and price. In 1996, we introduced a third model, the Model 900UDx urine pathology system, for the high-volume testing requirements of large hospitals and reference laboratories. We replaced that model with an improved version in August 2000 by launching the Model 939UDx which added automated analyte pattern recognition. The new model can transmit test results directly to the laboratory information system without operator review or intervention.

     In December 1997, we began distributing the IRIS/Sysmex UF-100 urine cell analyzer in the United States under an exclusive agreement with its manufacturer, Sysmex Corporation. We did not have significant sales of the UF-100 in 1998, 1999 or 2000. In September 1998, Sysmex started procedures to end the exclusive nature of our distribution rights, claiming inadequate sales performance. We denied these allegations. Sysmex claims that it has the right to appoint additional distributors and has announced that its U.S. subsidiary and Allegiance Healthcare will distribute the UF-100 in North America. We dispute that Sysmex has the right to appoint additional distributors and may take legal action. We cannot predict the impact on the Company of the announcement by Sysmex or any legal action we may take.

     Because of the nature of our business, we make significant investments in research and development for new products and enhancements to existing products. In the past, we have partially funded our research and development programs through grants from the National Institutes of Health, joint development programs with strategic partners and Company-sponsored research and development entities. We anticipate that future expenditures on research and development will increase in 2001 and will be funded primarily out of the Company's earnings.

     The following table summarizes total product technology expenditures for the periods indicated:

                                                                   Year Ended December 31,
                                                                 --------------------------
                                                                  1998      1999      2000
                                                                 ------    ------    ------
                                                                       (in thousands)
Research and development expense, net .......................     1,879    $1,124    $2,526
Capitalized software development costs ......................       179       248       279
Reimbursed costs for research and development grants
  and contracts .............................................       921       535       972
                                                                 ------    ------    ------
        Total product technology expenditures ...............    $2,979    $1,907    $3,777
                                                                 ======    ======    ======

     In 1995, we entered into a project with Poly/UA Systems, Inc. for development of several new products to enhance automated urinalysis. Subsequently, certain disputes arose with the Poly/UA shareholders. In 1999, we acquired approximately 77% of the outstanding shares of Poly/UA stock in a tender offer for a package of IRIS securities with an estimated value of up to $1.5 million. We subsequently acquired additional shares of Poly U/A common stock in two, private negotiated transactions. We now own more than 99% of the outstanding common stock of Poly UA Systems.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     Net revenues for the year ended December 31, 2000 increased to $28.6 million from $25.7 million, an increase of $2.9 million, or 11% over last year. Sales of IVD imaging systems increased to $7.0 million from $6.5 million, an increase of $476,000, or 7% from the last year. The increase is due primarily to higher sales to domestic hospitals, partially offset by decreased sales to international distributors. Sales of IVD imaging system supplies and services increased to $14.8 million from $13.6 million, an increase of $1.2 million or 9% over last year, primarily due to the larger installed base of urinalysis workstations. Sales of small instruments and supplies increased to $6.2 million from $5.3 million, an increase of $913,000, or 17%. The increase is due primarily to increased sales of small instruments. Royalties and licensing revenues increased to $602,000 from $311,000 in the prior year. The increase was due to a $300,000 license fee in connection with expanded licensing of several existing patents.

     Revenues from the urinalysis segment totaled $22.4 million in the current period as compared to $20.4 million last year, an increase of $2.0 million or 10%. This growth is due to increased sales of our urinalysis workstations and increased sales of related system supplies and services to the growing installed base. Revenues from the small laboratory devices segment increased to $6.2 million in the current period, as compared to $5.3 million last year, an increase of $913,000. This growth is due primarily to increased sales of small instruments.

     Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 62% in the current period as compared to 66% last year. The decrease is primarily attributable to a relatively lower proportion of low margin international sales in the current year. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 37% for the current period as compared to 44% for the same period last year. This decrease is due primarily to efficiencies derived from higher volumes and improved manufacturing processes. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 52% for the current year and is comparable to last year. The aggregate gross margin totaled 54% for the year ended December 31, 2000 as compared to 49% in the prior year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 44%, as compared to 50% last year. This decrease is primarily due to improvements in the manufacturing process, as well as changes in the international/domestic sales mix and the impact on revenues of the license fee. Cost of goods for small laboratory devices as a percentage of revenues totaled 52% in the current period, which is comparable with the prior year.

     Marketing and selling expenses totaled $3.6 million, compared to $3.3 million last year, an increase of $255,000, or 8%, due primarily to increased promotional activities associated with our urinalysis workstation. Marketing and selling expenses as a percentage of net revenues declined to 12% in 2000 as compared to 13% in 1999.

     General and administrative expenses increased to $4.2 million from $3.5 million, an increase of $764,000 or 22% from last year. This increase is primarily due to accrued management bonuses based on improved profitability. General and administrative expenses for the period as a percentage of net revenue was 15% as compared to 13% in the prior year.

     Net research and development expenses increased to $2.5 million for the year ended December 31, 2000, as compared to $1.1 million in 1999, an increase of $1.4 million or 125%. Net research and development expenses as a percentage of revenues increased to 9% in 2000 from 4% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $3.8 million from $1.9 million, an increase of $1.9 million or 100% as compared to the prior year. The increase in total product technology expenditures is due to increased spending under a major project begun in 1999 to improve our urinalysis workstation product line. We expect our net research and development expenses will increase in 2001 primarily due to work on the urinalysis workstation project . We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales.

     Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the year decreased to $143,000 from $231,000, a decrease of $88,000 or 38% from the prior year. The decline is the result of the write-off in the third quarter of 1999 of the White IRIS and deferred warrant costs.

     The results of operations for the year ended December 31, 2000 do not include any unusual expenses as compared to $4.2 million in the prior year. The prior year's expenses related primarily to the settlement with Poly UA ($1.7 million), legal expenses for an arbitration with the former owner of our genetic analysis business ($392,000), the write-off of the White IRIS ($797,000) and related deferred warrant costs ($807,000).

     Operating income for the year ended December 31, 2000 increased to $5.2 million as compared to an operating income of $390,000 in the prior year. Excluding unusual charges and write-offs, operating income totaled $5.2 million for 2000 as compared to $4.5 million in 1999.

     Interest expense increased to $979,000 in 2000 from $966,000 in the prior year due to increased interest rates on the credit facility, partially offset by reduced indebtedness.

     For the year ended December 31, 2000, urinalysis segment profits increased to $5.8 million from $3.7 million in the prior year. This increase is attributable to higher revenues and lower operating expenses described above, as well as the fact that the 1999 segment profit figure included the effect of $1.7 million of write-offs which did not recur in 2000. Segment profits for the small laboratory devices segment totaled $1.6 million, as compared to $1.4 million in the prior year. The increase results from increased product sales in that segment. Unallocated corporate expenses totaled $3.0 million in the current period as compared to $5.6 million last year. The decrease is due primarily to the fact that 1999's figures included charges related to the arbitration with the former owner of our genetic analysis business, the settlement with Poly UA and expenses associated with the Office of the Chief Executive and Board of Directors which did not recur in 2000.

     The income tax provision for the year ended December 31, 2000 totaled $1.6 million, as compared to $531,000 in 1999. The increase reflects the increased taxable income experienced by the Company in 2000.

     Income from continuing operations increased to $2.8 million, or $0.27 per diluted share, for the year ended December 31, 2000 as compared to a loss from continuing operations of $1.1 million, or $0.15 per diluted share, for the prior year.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     Net revenues for the year ended December 31, 1999 increased to $25.7 million from $21.6 million, an increase of $4.1 million, or 19%, over the prior year. Sales of IVD imaging systems increased to $6.5 million from $5.0 million, an increase of $1.5 million, or 30% from the prior year. The increase is due primarily to higher sales to both domestic hospitals and international distributors. Sales of IVD imaging system supplies and services increased to $13.6 million from $11.8 million, an increase of $1.8 million or 15% over prior year, primarily due to the larger installed base of urinalysis workstations. Sales of small instruments and supplies increased to $5.3 million from $4.3 million, an increase of $952,000, or 22%.

     Revenues from the urinalysis segment totaled $20.4 million in 1999 as compared to $17.0 million in 1998, an increase of $3.4 million or 20%. This growth is due to increased sales of urinalysis workstations and increased sales of related system supplies and services to the growing installed base. Revenues from small laboratory devices increased to $5.3 million in 1999, as compared to $4.6 million in 1998, an increase of $717,000. If the non-recurring royalty fee earned in 1998 is excluded, small laboratory device sales increased $952,000. This growth is primarily due to increased sales of instruments and consumables to a larger installed base and one of its distributors.

     Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 66% in 1999 and is comparable to 1998. An increase in the proportion of lower margin sales of urinalysis workstations through international distributors and high costs associated with the write-off of The White IRIS inventory were offset by lower costs associated with domestic sales. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 44% for 1999 as compared to 46% for 1998. This decrease is due to increased revenues while related expenses decreased. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 52% for 1999 compared to 55% for 1998 due to a change in the sales mix and increased volume. The aggregate gross margin totaled 49% for the year ended December 31, 1999, and is comparable to 1998.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 50% in 1999, as compared to 68% in the prior year. This decrease results from increased urinalysis supplies and services revenues along with lower associated expenses, partially offset by lower margins on system sales and the write-off of The White IRIS inventory. Cost of goods for small instrument devices as a percentage of revenues totaled 52% in 1999 and is comparable to prior year. If the nonrecurring royalty fee is excluded, cost of goods sold for this segment declined 3% in 1999.

     Marketing and selling expenses totaled $3.3 million in 1999, compared to $3.2 million in 1998, an increase of $72,000, or 2%, due to increased promotional activities associated with our urinalysis workstation. Marketing and selling expenses as a percentage of net revenues declined to 13% in 1999 as compared to 15% the prior year.

     General and administrative expenses increased to $3.5 million from $2.7 million, an increase of $744,000 or 27% from the prior year. This increase is primarily due to higher liability insurance, management incentives and increased expenses associated with the Office of the Chief Executive and the Board of Directors. General and administrative expenses as a percentage of net revenues totaled 13% for 1999, and is comparable to 1998.

     Net research and development expenses decreased to $1.1 million for the year ended December 31, 1999, as compared to $1.9 million in 1998. Net research and development expenses decreased as a percentage of revenues from 9% to 4%. Reimbursements under joint development programs decreased by $386,000 from the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, decreased to $1.9 million from $3.0 million, a decrease of $1.1 million or 36% as compared to the prior year. The decline in total product technology expenditures is due to decreased spending on urinalysis workstations.

     Amortization of intangible assets reflects the amortization of deferred expenses for warrants issued in connection with a joint development project, intangible assets arising from an acquisition and patents. Amortization of intangible assets for the year ended December 31, 1999 decreased to $231,000 from $278,000, a decrease of $47,000, or 17%, from the prior year. The decline is the result of the write-off in the third quarter of 1999 of the deferred warrant costs for technology rights.

     The results of operations for the year ended December 31, 1999 include other unusual expenses of $4.2 million as compared to $193,000 in the prior year. The increase primarily relates to the write-off of deferred warrant costs ($807,000), write-off of the deferred software development costs associated with The White IRIS ($797,000), a settlement with Poly U/A Systems ($1.7 million), legal and other expenses relating to a completed arbitration proceeding ($392,000) net of recovery of $132,000 and expenses in connection with a retirement agreement ($444,000). The prior year's expenses related to the arbitration proceeding.

     Operating income for the year ended December 31, 1999 was $390,000 as compared to operating income of $2.2 million in the prior year. Excluding the litigation settlement and other unusual charges and the write-off of The White IRIS, operating income totaled $4.5 million for 1999 as compared to $2.4 million for 1998.

     Interest expense decreased to $966,000 in 1999 from $1.2 million in 1998 due to reduced indebtedness, partially offset by the effect of increased interest rates on the credit facility.

     For the year ended December 31, 1999, urinalysis segment profits increased to $3.7 million as compared to $2.9 million in the prior year. Excluding the write-off of The White IRIS inventory and software development costs ($926,000) and the deferred warrant costs ($807,000), the urinalysis segment profits would have totaled $5.4 million. This increase is attributable to higher revenues described above and lower operating expenses. Segment profits from the small laboratory devices segment totaled $1.4 million in 1999, as compared to $1.1 million in the prior year. If the nonrecurring license fee earned in 1998 were excluded, this segment's profit totaled $844,000 in 1998 as compared to $1.4 million in 1999. The increase results from increased product sales and gross profits. Unallocated corporate expenses totaled $5.6 million in 1999 as compared to $2.9 million in 1998. The increase is due primarily to a completed arbitration proceeding, the settlement with Poly U/A Systems and expenses associated with the Office of the Chief Executive and Board of Directors and a retirement agreement.

     The income tax provision for the year ended December 31, 1999 totaled $531,000, as compared to a provision of $420,000 for 1998. The provision for 1999 includes $649,000 relating to an increase in the deferred tax valuation allowance as a result of management's assessment of operating results, net operating losses expected to expire in the near term and other factors.

     Loss from continuing operations totaled $1,088,000, or $0.15 per diluted share, for the year ended December 31, 1999, as compared to income from continuing operations of $667,000, or $0.09 per diluted share, for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased to $3.7 million at December 31, 2000 from $2.0 million at December 31,

1999. The increase is due to the cash provided by operations in excess of amounts used by investing and financing activities. Cash provided by operations for the year ended December 31, 2000 decreased slightly to $3.5 million from $3.8 million for the comparable period last year.

     Cash used by investing activities totaled $938,000 for the year ended December 31, 2000, as compared to $681,000 in the prior year. The increase is primarily due to the increase in expenditures for property and equipment as part of the Company's efforts to upgrade its facilities.

     We have a credit facility with Foothill Capital Corporation, a Wells Fargo company, that consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the revolving line of credit are limited to a percentage of eligible accounts receivable. The term loan bears interest at the lender's prime rate (9.5% on December 31, 2000) plus 3.0%, and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company. The credit facility was scheduled to terminate in May 2001, but has been renewed as discussed below. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends. We were not in compliance with one of these financial covenants at year end, and the credit facility has been amended to waive the non-compliance and modify the financial covenants for future periods.

     We began a major project in 1999 to improve our urinalysis workstation product line. As a result, we expect significant increases in our research and development expenditures in 2001. We plan to fund this project with cash from operations.

     Net cash used by financing activities totaled $970,000 and consisted primarily of principal payments made on the term loan described above, partially offset by funds received from the exercise of stock options. As of December 31, 2000, we owed $500,000 on the term loan and $649,000 on the revolving line of credit and were eligible to borrow an additional $1.5 million under the revolving credit line. The current balance of the term loan will be paid off by May 2001, but (as discussed below) we are borrowing an additional $3.0 million under the term loan portion of the credit facility to refinance a subordinated note.

     In March 2001, we refinanced a $7.0 million subordinated note due July 31, 2001. We refinanced the subordinated note with the combination of (1) a new $3.0 million term loan from Foothill Capital, (2) a new $3.5 million subordinated note issued to the existing note holder and (3) $500,000 from our cash reserves. The new term loan and new subordinated note will both amortize over three years. In connection with the refinancing, we issued a new 3-year warrant to the note holder to purchase 853,040 shares of common stock at $1.90 per share, the closing price of the common stock on the date of the refinancing. The new warrant replaces an old warrant expiring July 2001 for the same number of shares.

     We reduced our outstanding debt by $1.2 million in 2000 and, after considering the effect of the refinancing discussed above, we have scheduled principal payments totaling $2.0 million during the next twelve months. These payments include the effects of the funding of the new term loan in May and the subsequent payment of those funds against the old subordinated note under the terms of the refinancing. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for at least a year.

DISCONTINUED BUSINESS OPERATIONS

     We sold Perceptive Scientific Instruments, our genetic analysis business, in July 2000. Its principal product was the PowerGene family of genetic analyzers -- IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. We sold the assets of the U.S. operations to Applied Imaging Corporation (Nasdaq: AICX) for 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and contingent cash payments tied to the future performance of Applied Imaging's business. We retained the Houston-based research group, including its federally funded research grants, and changed the name of the group to Advanced Digital Imaging Research. We were unable to sell the international operations and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of Perceptive Scientific Instruments) into a voluntary liquidation under United Kingdom law. We have classified Perceptive Scientific Instruments as a discontinued operation for accounting purposes and have removed it from most of the discussion and financial information in this Annual Report and our other reports filed with the Securities and Exchange Commission after July 2000.

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

     Interest Rates

     We rely significantly on long- and short-term fixed and variable rate debt in our capital structure. We do not use interest rate swaps to manage any of our floating-rate debt obligations. As of December 31, 2000, our debt obligations consisted of (1) $7.0 million outstanding under an 8.5% fixed rate subordinated note, (2) $500,000 outstanding under a variable rate term loan and (3) $649,000 outstanding under a variable rate revolving line of credit. The variable rate obligations are based upon the lender's prime rate. See "-- Liquidity and Capital Resources." Assuming an increase of one-half of a percentage point in the lender's prime rate on January 1, 2001 and no principal payments for the remainder of the year, our total interest expense would increase by less than $100,000 for 2001 as compared to 2000.

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

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by that Private Securities Litigation Reform Act of 1995. Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things,

     - unexpected technical and marketing difficulties inherent in major product development efforts such as the new platform for our urinalysis workstation,

     - the potential need for changes in our long-term strategy in response to future developments,

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from "Directors and Executive Officers" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2001 Annual Meeting of IRIS Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from "Executive Compensation" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2001 Annual Meeting of IRIS Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2001 Annual Meeting of IRIS Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from "Certain Relationships and Related Transactions" in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2001 Annual Meeting of IRIS Stockholders.

                                        PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

                                                                                      Page
                                                                                      ----
       1.     Index To Financial Statements

              Report of Independent Accountants ..................................     F-1
              Consolidated Balance Sheets at December 31, 2000 and 1999 ..........     F-2
              Consolidated Statements of Operations for the Years
                  Ended December 31, 2000, 1999 and 1998 .........................     F-3
              Consolidated Statements of Shareholders' Equity for the
                  Years Ended December 31, 2000, 1999 and 1998 ...................     F-5
              Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 2000, 1999 and 1998 .........................     F-8
              Consolidated Statements of Comprehensive Income for the
                  Years Ended December 31, 2000, 1999 and 1998 ...................     F-9
              Notes to Consolidated Financial Statements .........................    F-10

       2.     Financial Statement Schedules Covered by the Foregoing Report of
              Independent Accountants

              Schedule II -- Valuation and Qualifying Accounts ...................    F-28

     Other financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

       3.     Exhibits

Exhibit                                                                                              Reference
Number          Description                                                                           Document
------          -----------                                                                          ---------
 3.1(a)         Certificate of Incorporation, as amended                                                 (1)
 3.1(b)         Certificate of Designations of Series A Convertible Preferred Stock                      (2)
 3.1(c)         Certificate of Designations of Series B Callable Preferred Stock                         (3)
 3.1(d)         Certificate of Designations, Preferences and Rights of Series C Preferred Stock          (4)
 3.2            Restated Bylaws                                                                          (5)
 4.1            Specimen of Common Stock Certificate                                                     (6)

 4.2            Certificate of Designations of Series A Convertible Preferred Stock                      (2)
 4.3            Certificate of Designations of Series B Callable Preferred Stock                         (3)
 4.4            Certificate of Designations, Preferences and Rights of Series C Preferred Stock          (4)
10.1            Lease of the Company's headquarters facility, as amended                                 (7)
10.2(d)         1994 Stock Option Plan and forms of Stock Option Agreements                              (8)
10.2(e)         Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan               (9)
10.2(f)         Employee Stock Purchase Plan                                                             (20)
10.2(g)         1997 Stock Option Plan and form of Stock Option Agreement                                (10)
10.2(h)         1998 Stock Option Plan and form of Stock Option Agreement                                (11)
10.3(a)         Various Agreements with Sysmex Corporation,   formerly TOA Medical Electronics           (12)
                Company, Ltd.
10.3(b)         Patent License Agreement dated April 1, 1997 between the Company and Sysmex              (13)
                Corporation, formerly TOA Medical Electronics Company, Ltd.
10.3(c)         Amendment No. 1 to Patent License Agreement dated February 29, 2000                      (20)
10.3(d)         Termination, Release and Reassignment of Security Interest dated October 30,             (13)
                1997 executed by Sysmex Corporation, formerly TOA Medical Electronics Company,
                Ltd. in favor of the Company
10.4(a)         Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between           (14)
                the Company and Boehringer Mannheim Corporation
10.4(b)         Amendment to Distribution Agreements                                                     (15)
10.5(a)         Technology License Agreement dated as of September 29, 1995 between the Company          (16)
                and Poly U/A Systems, Inc.
10.5(b)         Research and Development Agreement dated as of September 29, 1995 between the            (16)
                Company and Poly U/A Systems, Inc.
10.5(c)         $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in         (16)
                favor of the Company
10.5(d)         Form of Series D Warrant                                                                 (13)
10.5(g)         Form of Series E Warrant                                                                 (13)
10.6(a)         Registration Rights and Standstill Agreement dated July 31, 1996 between the             (9)
                Company and Digital Imaging Technologies, Inc.
10.6(b)         Restated Warrant Certificates dated July 31, 1996 issued to Digital Imaging              (20)
                Technologies, Inc. to purchase 875,000 shares of Common Stock of the Company
10.6(c)         Technology License Agreement dated July 31, 1996 between Perceptive Scientific           (9)
                Imaging Systems, Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive Scientific Instruments, Inc.)
10.6(d)         Warrant Certificate dated March 14, 2001 issued to Digital Imaging Technologies,          --
                Inc. to purchase 853,040 shares of Common Stock of the Company
10.7            $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor          (9)
                of Digital Imaging Technologies, Inc.
10.7(a)         $7,000,000 Subordinated Note dated March 14, 2001 issued by the Company in favor          --
                of Digital Imaging Technologies, Inc.
10.8(a)         Loan and Security Agreement dated as of May 5, 1998 among the Company,                   (17)
                Perceptive Scientific Instruments, Inc., and StatSpin, Inc., on the one hand, and Foothill Capital Corporation, on the other hand.
10.8(b)         Intellectual Property Security Agreement dated as of May 5, 1998 between the             (17)
                Company and Foothill Capital Corporation
10.8(c)         Copyright Security Agreement dated as of May 5, 1998 between the Company and             (17)
                Foothill Capital Corporation
10.8(d)         Intellectual Property Security Agreement dated as of May 5, 1998 between                 (17)
                Perceptive Scientific Instruments, Inc. and Foothill Capital Corporation
10.8(e)         Copyright Security Agreement dated as of May 5, 1998 between

10.8(f)         Perceptive Scientific Instruments, Inc. and Foothill Capital Corporation                 (17)
                Security Agreement -- Stock Pledge dated as of May 5, 1998 between Perceptive            (17)
                Scientific Instruments, Inc. and Foothill Capital Corporation
10.8(g)         Intellectual Property Security Agreement dated as of May 5, 1998 between                 (17)
                StatSpin, Inc. and Foothill Capital Corporation
10.8(h)         Amendment Number One to Loan and Security Agreement dated as of March 23, 1999           (18)
                among the Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc.,
                on the one hand, and Foothill Capital Corporation, on the other hand
10.8(i)         Amendment Number One to Security Agreement -- Stock Pledge dated as of March 23,         (18)
                1999 among the Company and Perceptive Scientific Instruments, LLC, on the one
                hand, and Foothill Capital Corporation, on the other hand
10.8(j)         Amendment to Copyright Security Agreement dated as of March 23, 1999 among the           (18)
                Company and Perceptive Scientific Instruments, LLC, on the one hand, and
                Foothill Capital Corporation, on the other hand
10.8(k)         Amendment to Intellectual Property Security Agreement dated as of March 23, 1999         (18)
                among the Company and Perceptive Scientific Instruments, LLC, on the one hand, and Foothill Capital Corporation, on the other hand
10.8(l)         Amendment Number Two to Loan and Security Agreement dated as of March 19, 1999           (18)
                among the Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc.,
                on the one hand, and Foothill Capital Corporation, on the other hand.
10.8(m)         Amendment Number Three to the Loan and Security Agreement dated as of April 16,          (20)
                1999 among the Company, Perceptive Scientific Instruments, LLC, and StatSpin,
                Inc., on the one hand, and Foothill Capital Corporation, on the other hand.
10.8(n)         Amendment Number Six to the Loan and Security Agreement dated as of March 14,             --
                2001 among the Company, Advanced Digital Imaging Research, LLC and StatSpin,
                Inc., on the one hand, and Foothill Capital Corporation, on the other hand.
10.8(o)         Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank         (13)
10.8(p)         Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank         (13)
10.8(q)         Subordination Agreement dated as of March 14, 2001 among the Company, Foothill            --
                Capital Corporation and Digital Imaging Technologies, Inc.
10.9(a)         Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex              (2)
                Convertible Growth Fund I, L.P.
10.9(b)         Registration Rights Agreement dated December 31, 1996 by and between the Company         (2)
                and Thermo Amex Convertible Growth Fund I, L.P.
10.10(a)        Asset Purchase Agreement dated as of July 6, 2000 among the company, Perceptive          (19)
                Scientific Instruments, LLC and Applied Imaging Corporation
24              Consent of PricewaterhouseCoopers LLP                                                     --
99              Disclosure Regarding Risk Factors And Forward-Looking Statements                          --

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

(15) Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(16) Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.

(17) Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(18) Annual Report on Form 10-K for the year ended December 31, 1998.

(19) Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(20) Annual Report on Form 10-K for the year ended December 31, 1999.

(b)  Reports on Form 8-K.

          We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c)  See (a)(3) above.

(d)  See (a)(1) and (2) above.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of International Remote Imaging Systems, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 present fairly, in all material respects, the financial position of International Remote Imaging Systems, Inc., and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 16, 2001

                           INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                          At December 31,
                                                                    -----------------------------
                                                                        1999             2000
                                                                    ------------     ------------
Current assets:
Cash and cash equivalents .......................................   $  2,034,593     $  3,661,310
Accounts receivable, net of allowance for doubtful
  accounts of $516,047 in 1999 and $334,696 in 2000 .............      6,444,865        5,446,466
Inventories .....................................................      3,360,468        5,184,272
Prepaid expenses and other current assets .......................        355,935          507,604
Investments available for sale ..................................             --        1,396,970
Deferred tax asset ..............................................      1,005,908          983,812
                                                                    ------------     ------------
     Total current assets .......................................     13,201,769       17,180,434

Property and equipment, at cost, net of accumulated
  depreciation ..................................................      1,553,942        1,344,418
Purchased intangibles ...........................................        258,295          223,603
Software development costs, net of accumulated amortization of
  $1,782,410 in 1999 and $1,375,569 in 2000 .....................        474,616          435,517
Deferred tax asset ..............................................     10,351,336        8,348,179
Other assets ....................................................        821,167          755,388
                                                                    ------------     ------------
     Total assets ...............................................   $ 26,661,125     $ 28,287,539
                                                                    ============     ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Short-term borrowings ...........................................   $    655,036     $    648,972
Current portion of long-term debt ...............................      1,200,000        1,972,333
Accounts payable ................................................      2,466,389        2,676,398
Accrued expenses ................................................      2,647,975        2,683,274
Deferred income - service contracts and other ...................      1,140,737          727,158
                                                                    ------------     ------------
     Total current liabilities ..................................      8,110,137        8,708,135

Long term debt ..................................................      7,500,000        5,527,667
Deferred income - service contracts and other ...................        829,281          432,459
                                                                    ------------     ------------
     Total liabilities ..........................................     16,439,418       14,668,261

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, $.01 par value; Authorized:
 3,000,000 shares:
  Callable Series B shares issued and outstanding:
  1999 - 198,000 ($594,000 liquidation preference)
  2000 - 204,000 ($612,000 liquidation preference) ..............          1,980            2,040
Common stock, $.01 par value
  Authorized: 15,600,000 shares
  Shares issued and outstanding: 1999 - 9,347,325;
    2000 - 9,868,855 ............................................         93,473           98,687
Additional paid-in capital ......................................     39,529,777       40,444,269
Unearned compensation ...........................................       (153,108)        (205,091)
Unrealized gains on investments .................................             --          289,028
Foreign currency translation adjustment .........................         67,207               --
Accumulated deficit .............................................    (29,317,622)     (27,009,655)
                                                                    ------------     ------------
     Total shareholders' equity .................................     10,221,707       13,619,278
                                                                    ------------     ------------
Total liabilities and shareholders' equity ......................   $ 26,661,125     $ 28,287,539
                                                                    ============     ============

----------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For the Year Ended December 31,
                                                           ----------------------------------------------
                                                               1998             1999             2000
                                                           ------------     ------------     ------------
Sales of IVD imaging systems ..........................    $  4,985,718     $  6,505,821     $  6,981,886
Sales of IVD imaging system supplies and service ......      11,785,184       13,611,676       14,849,392
Sales of small instruments and supplies ...............       4,345,304        5,297,385        6,209,967
Royalty and license revenues ..........................         464,972          310,587          601,511
                                                           ------------     ------------     ------------
Net revenues ..........................................      21,581,178       25,725,469       28,642,756
                                                           ------------     ------------     ------------
Cost of goods - IVD imaging systems ...................       3,265,761        4,310,069        4,356,133
Cost of goods - IVD imaging system
  supplies and service ................................       5,436,253        5,982,376        5,466,194
Cost of goods - small instruments
  and supplies ........................................       2,378,206        2,765,261        3,216,269
                                                           ------------     ------------     ------------
Cost of goods sold ....................................      11,080,220       13,057,706       13,038,596
                                                           ------------     ------------     ------------
Gross margin ..........................................      10,500,958       12,667,763       15,604,160
Marketing and selling .................................       3,228,827        3,300,576        3,555,622
General and administrative ............................       2,719,517        3,463,345        4,227,851
Research and development, net .........................       1,879,226        1,124,240        2,526,465
Amortization of intangibles ...........................         278,015          230,784          142,604
Unusual charges .......................................         193,186        4,158,894               --
                                                           ------------     ------------     ------------
Total operating expenses ..............................       8,298,771       12,277,839       10,452,542
Operating income ......................................       2,202,187          389,924        5,151,618
Other income (expense):
   Interest income ....................................          33,935           35,310          197,012
   Interest expense ...................................      (1,162,634)        (966,001)        (979,269)
   Other income (expense) .............................          13,462          (16,255)          19,049
                                                           ------------     ------------     ------------
Income (loss) from continuing
  operations before
  provision for income taxes ..........................       1,086,950         (557,022)       4,388,410

Provision for income taxes ............................        (420,136)        (530,902)      (1,594,899)
                                                           ------------     ------------     ------------
Income (loss) from continuing operations ..............         666,814       (1,087,924)       2,793,511

Loss from discontinued operations:
   Loss from operations of discontinued segment
   prior to March 31, 2000, net of tax benefit of
   $539,876 in 1998, $2,958,566 in 1999 and
   $61,015 in 2000 ....................................      (1,051,587)      (5,187,221)        (286,385)

   Loss on disposal of discontinued segment,
   including tax provision of $29,374 .................              --               --         (199,159)
                                                           ------------     ------------     ------------
Loss from discontinued operations: ....................      (1,051,587)      (5,187,221)        (485,544)
                                                           ------------     ------------     ------------
Net income (loss) .....................................    $   (384,773)    $ (6,275,145)    $  2,307,967
                                                           ============     ============     ============

                                                              For the Year Ended December 31,
                                                         ----------------------------------------
                                                            1998           1999           2000
                                                         ----------     ----------     ----------
Income (loss) per share - basic:
  Income (loss) from continuing operations ..........    $     0.11     $    (0.15)    $     0.29
  Loss from discontinued operations .................         (0.17)         (0.71)         (0.05)
                                                         ----------     ----------     ----------
Income (loss) per share attributable to common
  shareholders - basic ..............................    $    (0.06)    $    (0.86)    $     0.24
                                                         ==========     ==========     ==========
Income (loss) per share- diluted:
  Income (loss) from continuing operations ..........    $     0.09     $    (0.15)    $     0.27
  Loss from discontinued operations .................         (0.14)         (0.71)         (0.05)
                                                         ----------     ----------     ----------
Income (loss) per share attributable to common
  shareholders --diluted ............................    $     (.05)    $     (.86)    $     0.22
                                                         ==========     ==========     ==========
Weighted average number of
   common shares outstanding - basic ................     6,310,312      7,260,390      9,654,272
                                                         ==========     ==========     ==========
Weighted average number of
  common shares outstanding - diluted ...............     7,688,202      7,260,390     10,404,797
                                                         ==========     ==========     ==========

---------------

The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Convertible
                                               Series A
                                            Preferred Stock         Common Stock           Additional
                                           -----------------   ----------------------        Paid-In       Treasury
                                            Shares   Amount     Shares        Amount         Capital         Stock
                                           --------  -------  ----------     --------     ------------     ---------
Balance December 31, 1997 ...............    3,000    $ 30     6,259,728     $ 62,597     $ 37,788,536     $(103,500)

Common stock issued
  on exercise of stock options ..........       --      --        37,732          377          113,952       (25,932)

Common stock issued under
Employee Stock Purchase Plan:
  for Cash ..............................       --      --        48,400          484           76,345            --
  for Services ..........................       --      --       108,775        1,088          174,187            --

Issuance of stock options for
  services ..............................       --      --            --           --           12,000            --

Common stock and warrants to
  purchase common stock issued
  for cash on exercise of warrants
  and issuance of warrants, net of
  expenses...............................       --      --        12,778          128           39,905            --

Retire treasury stock ...................       --      --       (34,538)        (346)        (129,086)      129,432

Charge for repricing options
  held by non-employees .................       --      --            --           --           58,451            --

Amortization of unearned
  compensation ..........................       --      --            --           --               --            --

Foreign currency translation
  adjustment ............................       --      --            --           --               --            --

Net loss ................................       --      --            --           --               --            --
                                             -----    ----    ----------     --------     ------------     ---------
Balance, December 31, 1998 ..............    3,000    $ 30     6,432,875     $ 64,328     $ 38,134,290            --
                                             =====    ====    ==========     ========     ============     =========

                                                             Foreign
                                                             Currency
                                               Unearned     Translation     Accumulated
                                             Compensation    Adjustment        Deficit           Total
                                             -------------  -----------     -------------    ------------
Balance December 31, 1997 ...............      $(333,495)      $35,877      $(22,657,704)     $14,792,341

Common stock issued
  on exercise of stock options ..........             --            --                --           88,397

Common stock issued under
Employee Stock Purchase Plan:
  for Cash ..............................                                                          76,829
  for Services ..........................       (126,049)           --                --           49,226

Issuance of stock options for
  services ..............................        (12,000)           --                --               --

Common stock and warrants to
  purchase common stock issued
  for cash on exercise of warrants
  and issuance of warrants, net of
  expenses...............................             --            --                --           40,033

Retire treasury stock ...................             --            --                --               --

Charge for repricing options
  held by non-employees .................             --            --                --           58,451

Amortization of unearned
  compensation ..........................        267,250            --                --          267,250

Foreign currency translation
  adjustment ............................             --        11,633                --           11,633

Net loss ................................             --            --          (384,773)        (384,773)
                                               ---------       -------      ------------     ------------
Balance, December 31, 1998 ..............      $(204,294)      $47,510      $(23,042,477)    $ 14,999,387
                                               =========       =======      ============     ============

---------------

The accompanying notes are an integral part of these consolidated financial statements

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                       Convertible Series A     Callable Series B
                                          Preferred Stock        Preferred Stock         Common Stock
                                       --------------------    ------------------    ---------------------
                                         Shares     Amount      Shares     Amount      Shares      Amount
                                       --------    --------    -------     ------    ---------     -------
Balance, December 31, 1998...........     3,000        $ 30       --       $   --    6,432,875     $64,328

Common Stock issued under
Employee Stock Purchase Plan:
 for Cash ...........................                                                  300,050       3,001
 for Services........................                                                   20,400         204

Issuance of stock options for
  services ..........................        --          --                                 --

Issuance of Series B Convertible
  Preferred Stock and common stock
  in connection with litigation
  settlement ........................                          198,000     $1,980      594,000       5,940

Conversion of Series A
  Preferred Stock ...................    (3,000)        (30)                         2,000,000      20,000

Amortization of unearned
Compensation.........................

Foreign currency translation
  adjustment ........................

Net Loss.............................
                                        -------        ----    -------     ------    ---------     -------
Balance, December 31, 1999 ..........   $    --        $ --    198,000     $1,980    9,347,325     $93,473
                                        =======        ====    =======     ======    =========     =======

                                                                        Foreign
                                       Additional                       Currency
                                         Paid-in        Unearned       Translation   Accumulated
                                         Capital      Compensation     Adjustment       Deficit          Total
                                       -----------      ---------      -----------   ------------     -----------
Balance, December 31, 1998...........   38,134,290      $(204,294)        $47,510    $(23,042,477)    $14,999,387

Common Stock issued under
Employee Stock Purchase Plan:
 for Cash                                  220,161       (111,582)                                        111,580
 for Services........................       15,096         (7,650)                                          7,650

Issuance of stock options for
  services ..........................       12,000        (12,000)                                             --

Issuance of Series B Convertible
  Preferred Stock and common stock
  in connection with litigation
  settlement ........................    1,168,200                                                      1,176,120

Conversion of Series A
  Preferred Stock ...................      (19,970)                                                            --

Amortization of unearned
  Compensation.......................                     182,418                                         182,418

Foreign currency translation                                               19,697                          19,697
  adjustment ........................

Net Loss.............................                                                  (6,275,145)    $(6,275,145)
                                       -----------      ---------         -------    ------------     -----------
Balance, December 31, 1999 ..........  $39,529,777      $(153,108)        $67,207    $(29,317,622)    $10,221,707
                                       ===========      =========         =======    ============     ===========

---------------

The accompanying notes are an integral part of these consolidated financial statements

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                        Callable Series B            Common
                                         Preferred Stock             Stock           Additional
                                        ------------------     -----------------       Paid-in       Unearned
                                        Shares     Amount      Shares      Amount      Capital      Compensation
                                        ------     ------      ------      ------    ----------     -------------
Balance, December 31, 1999............. 198,000    $1,980      9,347,325   $93,473     39,529,777   $(153,108)

Common stock issued on exercise                                  179,148     1,791        229,833
  of stock options and warrants........

Common Stock issued under Employee
Stock Purchase Plan:
 for Cash..............................                          32,826        328         47,672     (24,000)

Issuance of stock options and
warrants for services..................                                                   133,000    (133,000)

Issuance of Series B Convertible
Preferred Stock and common stock
in connection with litigation             6,000        60        309,556     3,095        360,484
settlement.............................

Charge for extension of warrants.......                                                    63,815     (63,815)

Charge for grant of employee
stock options having a variable                                                            79,688     (79,688)
element................................

Amortization of unearned
compensation...........................                                                              248,520

Unrealized gains on investments, net
of taxes...............................

Foreign currency translation
adjustment.............................

Net income.............................
                                        -------    ------      ---------   -------    -----------   ---------

Balance, December 31, 2000............. 204,000    $2,040      9,868,855   $98,687    $40,444,269   $(205,091)
                                        =======    ======      =========   =======    ===========   =========



                                                             Foreign
                                             Unrealized      Currency
                                               Gains       Translation        Accumulated
                                           on Investments   Adjustment          Deficit            Total
                                           --------------   ----------        ------------      -----------
Balance, December 31, 1999.............                       $ 67,207       $(29,317,622)      $10,221,707

Common stock issued on exercise                                                                     231,624
  of stock options and warrants........

Common Stock issued under Employee
Stock Purchase Plan:
 for Cash..............................                                                              24,000

Issuance of stock options and warrants
for services...........................                                                                  --


Issuance of Series B Convertible
Preferred Stock and common stock
in connection with litigation                                                                       363,639
settlement ............................

Charge for extension of warrants ......                                                                  --

Charge for grant of employee                                                                             --
stock options having a variable
element ...............................

Amortization of unearned                                                                            248,520
compensation...........................

Unrealized gains on investments,
net of taxes ..........................       289,028                                               289,028


Foreign currency translation                                   (67,207)                             (67,207)
adjustment ............................

Net income.............................                                         2,307,967         2,307,967
                                             --------         --------       ------------       -----------

Balance, December 31, 2000 ............      $289,028         $     --       $(27,009,655)      $13,619,278
                                             ========         =========      ============       ===========


----------
The accompanying notes are an integral part of these consolidated financial statements

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Year Ended December 31,
                                                                             ------------------------------------------------
                                                                                 1998              1999               2000
                                                                             -----------       -----------       ------------
Cash flows from operating activities:
     Net income (loss) ................................................      $  (384,773)      $(6,275,145)      $  2,307,967
   Adjustments to reconcile net income (loss) to net cash
     provided by operations:
     Loss from discontinued operations ................................               --                --            485,544
     Deferred taxes ...................................................         (212,418)       (2,500,526)         1,832,567
     Depreciation and amortization ....................................        2,475,169         2,006,332            881,743
     Provision for impairment of certain assets .......................               --         8,160,978                 --
     Common stock and stock option compensation .......................          325,701           182,417            240,661
     Litigation settlement payable in equity securities ...............               --         1,520,371                 --
     Gain on disposal of property and equipment .......................               --           (87,158)            (1,677)
     Allowance for doubtful accounts ..................................          119,296           534,653                 --
   Changes in assets and liabilities:
     Accounts receivable - trade and other ............................         (466,176)         (931,541)             7,803
     Service contracts, net ...........................................           29,300           405,695           (415,906)
     Inventories ......................................................         (880,254)          850,661         (2,106,813)
     Prepaid expenses and other current assets ........................          (15,010)         (105,939)          (224,695)
     Other assets .....................................................         (235,926)          (14,382)           (88,022)
     Accounts payable .................................................          260,790          (399,525)           573,432
     Accrued expenses .................................................          (27,557)          419,087            901,111
     Deferred income - other ..........................................          (28,550)               --                 --
                                                                             -----------       -----------       ------------
   Net cash provided by continuing operations .........................          959,592         3,765,978          4,393,715
   Net cash used by discontinued operations ...........................               --                --           (858,988)
                                                                             -----------       -----------       ------------
   Net cash provided by operating activities ..........................          959,592         3,765,978          3,534,727
                                                                             -----------       -----------       ------------

Cash flows from investing activities:
     Acquisition of property and equipment ............................       (1,026,475)         (438,069)          (522,643)
     Sales of property and equipment ..................................               --           125,000                 --
     Acquisition of business and product line, net of cash
       acquired or adjustments to cost of business ....................          167,790                --                 --
     Software development costs .......................................         (352,797)         (367,502)          (278,543)
     Maturities of securities .........................................           25,000                --                 --
     Investing activities of discontinued operations ..................               --                --           (136,694)
                                                                             -----------       -----------       ------------
   Net cash used by investing activities ..............................       (1,186,482)         (680,571)          (937,880)
                                                                             -----------       -----------       ------------

Cash flows from financing activities:
     Issuance of common and preferred stock and warrants for cash .....          205,259           111,580            255,623
     Borrowings on credit facility ....................................        8,558,550         8,903,395         21,255,000
     Repayments on credit facility ....................................       (7,843,781)       (8,713,128)       (21,261,064)
     Repayments of notes payable and capital lease ....................       (1,611,509)       (1,753,390)        (1,219,689)
     Deferred stock or debt issuance costs ............................         (188,937)               --                 --
                                                                             -----------       -----------       ------------
   Net cash used in financing activities ..............................         (880,418)       (1,451,543)          (970,130)
                                                                             -----------       -----------       ------------

     Effect of foreign currency rate fluctuation on cash
       and cash equivalents ...........................................           25,942            11,234                 --
                                                                             -----------       -----------       ------------

     Net increase (decrease) in cash and cash equivalents .............       (1,081,366)        1,645,098          1,626,717
     Cash and cash equivalents at beginning of year ...................        1,470,861           389,495          2,034,593
                                                                             -----------       -----------       ------------
     Cash and cash equivalents at end of year .........................      $   389,495       $ 2,034,593       $  3,661,310
                                                                             ===========       ===========       ============

Supplemental schedule of non-cash financing activities:
     Non cash issuance of common stock and common stock warrants ......      $   234,755       $   138,881       $    157,000
     Equipment acquired through issuance of capital lease .............           70,000                --            103,977
Supplemental disclosure of cash flow information:
     Cash paid for income taxes .......................................          213,407            57,468             25,536
     Cash paid for interest ...........................................        1,093,253           838,122            865,153



---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                           For the Year ended December 31,
                                                     --------------------------------------------
                                                       1998              1999             2000
                                                     ---------       -----------       ----------
Net income (loss) .............................      $(384,773)      $(6,275,145)      $2,307,967

  Unrealized gains on investments, net of taxes             --                --          289,028

  Foreign currency translation adjustment .....         11,633            19,697          (67,207)
                                                     ---------       -----------       ----------

Comprehensive income (loss) ...................      $(373,140)      $(6,255,448)      $2,529,788
                                                     =========       ===========       ==========

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

Accounts Receivable

     IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily hospitals, clinical and research laboratories, and distributors. IRIS performs ongoing credit evaluations of its customers before granting uncollateralized credit. The Company does not have any single customer which accounts for 10% or more of its consolidated revenues or 10% or more of its accounts receivable at the balance sheet date.

Inventories

     Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management's analysis of inventory levels and future sales forecasts.

Investments available for sale

     Management classifies the investment in the 385,371 common shares of Applied Imaging Corporation (Nasdaq: AICX) that were received as consideration for the sale of its wholly owned subsidiary, Perceptive Scientific Instruments, LLC ("PSI"), as available for sale. Investments in available for sale securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity until realized. Realized gains and losses are included in earnings and derived using the specific identification method for determining the cost of the security sold. There were no realized gains and losses for the year ended December 31, 2000.

     The cost, gross unrealized holding gains and fair value as of December 31, 2000 are as follows:

                                                         Gross unrealized
                                           Cost            holding gains         Fair Value
                                         -------         ----------------        -----------
Available for sale securities .......    $915,256            $481,714            $1,396,970



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

Purchased Intangibles

     Purchased intangibles are recorded at cost and consist of goodwill, which is being amortized on a straight-line basis over ten years. The realizability of purchased intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analysis, including cash flow and profitability projections. The analysis necessarily involves significant management judgement to evaluate the capacity of an acquired business to perform within projections. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their fair value.

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

Generally, an original estimated economic life of one and one half years to three years is assigned to capitalized software development costs. Amortization expense of software development costs, excluding the write off of costs relating to the White IRIS of $796,887 in 1999 was $334,996, $223,813, and $90,975 for
1998, 1999 and 2000 respectively.

Long-Lived Assets

     The Company identifies and records for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets.

Stock Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123 and EITF 96-18. An expense is recognized for common stock, warrants or options issued or repriced, for services rendered by non-employees based on the estimated fair value of the security exchanged.

Revenue Recognition

     IRIS derives revenue from the sale of IVD imaging systems, sales of supplies and service for its IVD imaging systems and sales of small laboratory instruments and related supplies. For sales of supplies and small instruments, IRIS generally recognizes product revenues once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer credit worthiness has been established, and c) delivery of the product based on shipping terms has occurred.

     Certain of IRIS's domestic IVD system sales generally require installation and training to be performed. Management believes that installation and training is not essential to the functionality of the product and accordingly, the Company recognizes revenue on delivery based on shipping terms, provided title has transferred, collectability of the resulting receivable is probable, the Company has received an authorized purchase order and the price is fixed and determinable. The estimated fair value of installation and training is deferred and recognized as these services are performed. Sales of IVD systems internationally are recognized on delivery based on shipping terms, provided collectability of the resulting receivable is probable, the Company has received an authorized purchase order and the price is fixed and determinable.

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

Earnings Per Share

     Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants or the as converted method for convertible preferred stock. Common stock equivalents are excluded from the computation when their effect is antidilutive.

Segment Reporting

     The Company determines and discloses its segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses a "management" approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See Note 17 -- "Segment and Geographic Information".

Reclassifications

     Certain reclassifications have been made to the 1998 and 1999 financial statements to conform with the 2000 presentation.

Certain Risks and Uncertainties

     Dependence on Instrument Sales: The Company derives most of its revenues from the sale of the urinalysis workstations, and related supplies and services. These instruments have list prices ranging from $100,000 to $195,000 depending on model and configuration, and relatively modest declines in unit sales or gross margins could have a material adverse effect on the Company's revenues and profits.

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

     The Company's components of comprehensive income (loss) are net income
(loss), unrealized gains on investments and foreign currency translation adjustments. No tax effect has been allocated to the foreign currency translation adjustment for the periods presented. Income tax effect allocated to the unrealized gains on available for sale securities for the year ended December 31, 2000 was $192,686.

     The following is a reconciliation of accumulated other comprehensive income balance for the three years ended December 31, 2000:


                                        For the Years Ended December 31,
                                 ----------------------------------------------
                                  1998               1999                2000
                                 -------            -------            --------
Beginning balance ............   $35,877            $47,510            $ 67,207
Current period change ........    11,633             19,697             221,821
                                 -------            -------            --------
Ending balance ...............   $47,510            $67,207            $289,028
                                 =======            =======            ========

4.   INVENTORIES.

         Inventories consist of the following:

                                                            At December 31,
                                                    --------------------------------
                                                       1999                  2000
                                                    ----------            ----------
Finished goods ..............................       $  842,952            $1,715,881
Work-in-process .............................          350,424               216,050
Raw materials, parts and  sub-assemblies ....        2,167,092             3,252,341
                                                    ----------            ----------
                                                    $3,360,468            $5,184,272
                                                    ==========            ==========

5.   PROPERTY AND EQUIPMENT.

     Property and equipment consist of the following:

                                                         At December 31,
                                              -----------------------------------
                                                  1999                    2000
                                              -----------             -----------
Leasehold improvements ...................    $   448,231             $   606,959
Furniture and fixtures ...................        377,797                 231,953
Machinery and equipment ..................      4,583,126               2,654,866
Tooling, dies and molds ..................        995,560                 927,158
Rental units .............................      1,019,898                 985,343
                                              -----------             -----------
                                                7,424,612               5,406,279
Less accumulated depreciation ............     (5,870,670)             (4,061,861)
                                              -----------             -----------
                                              $ 1,553,942             $ 1,344,418
                                              ===========             ===========


     Property and equipment includes $3,463,223 and $2,399,053 respectively, at December 31, 1999 and 2000, of fully depreciated assets which remain in service. Depreciation expense was $679,132, $653,901 and $601,186 for 1998, 1999 and
2000, respectively.

6.   EQUIPMENT LEASING

     For sales-type leases, the components of net investment in sales-type leases recorded in other assets are as follows at December 31, 1999 and 2000.


                                                  1999                  2000
                                               ---------             ---------
Total minimum lease payments ...............   $ 467,820             $ 513,601
Less:  Estimated executory costs
          Including profit thereon .........    (145,572)             (177,418)
                                               ---------             ---------
Net minimum lease payments .................     322,248               336,183
Less:  Unearned income .....................    (101,193)              (96,367)
                                               ---------             ---------
Net investment in sales-type leases ........     221,055               239,816
Less:  Current portion .....................     (56,424)              (77,412)
                                               ---------             ---------
                                               $ 164,631             $ 162,404
                                               =========             =========


     Any lease that does not meet the criteria for a sales-type or a financing lease is accounted for as an operating lease. Under these leases the Company also provides supplies and services. Generally operating leases are for periods less than one year and contain provisions for renewal and early termination penalties. The cost of leased systems is depreciated to a zero value on a straight-line basis over five years. Accumulated depreciation on leased systems was $606,087 and $769,334 at December 31, 1999 and 2000, respectively.

     Future minimum lease payments due from customers under sales-type leases and noncancellable operating leases as of December 31, 2000 are as follows:

                                            Sales-Type Leases          Operating Leases
                                            -----------------          ----------------
                   2001 .................       $165,144                    $348,112
                   2002 .................        165,144                      14,898
                   2003 .................        132,888                          --
                   2004 .................         50,425                          --
                   2005 .................             --                          --
                                                --------                    --------
                                                $513,601                    $363,010
                                                ========                    ========

7.   PURCHASED INTANGIBLES.

     Purchased intangibles, at cost, consist of the following:


                                                       At December 31,
                                               -------------------------------
                                                 1999                  2000
                                               ---------             ---------
Goodwill ..........................            $ 383,108             $ 383,108
Less accumulated amortization .....             (124,813)             (159,505)
                                               ---------             ---------
Total .............................            $ 258,295             $ 223,603
                                               =========             =========

8.   ACCRUED EXPENSES.

     Accrued expenses consist of the following:

                                                    At December 31,
                                            --------------------------------
                                               1999                  2000
                                            ----------            ----------
Accrued bonuses ................            $  382,223            $  942,642
Accrued commissions ............               285,748               170,250
Accrued payroll ................                43,186                41,655
Accrued vacation ...............               282,075               262,818
Accrued professional fees ......               243,838               133,896
Accrued warranty expense .......               394,874               379,546
Accrued interest ...............               122,824               134,562
Accrued - other ................               893,207               617,905
                                            ----------            ----------
                                            $2,647,975            $2,683,274
                                            ==========            ==========


9.   SHORT-TERM BORROWINGS AND NOTES PAYABLE.

     At December 31, 2000, the outstanding amounts under the Company's credit facility consists of $500,000 outstanding under a $3.6 million term loan and $648,972 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $1.5 million available under the line of credit at December 31, 2000. The term loan bears interest at the lender's prime rate (9.5% on December 31, 2000) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisition, capital expenditures and cash dividends.

     The outstanding principal balance on the Subordinated Note was $7.0 million on December 31, 2000. The Subordinated Note bears interest at a fixed rate of 8.5% per annum, payable in quarterly installments. The entire principal is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Upon the issuance by the Company of equity securities generating net proceeds in excess of $14.5 million, the Company must apply fifty percent of the excess to the prepayment of the Subordinated Note. The payment of principal and interest on the Subordinated Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of the credit facility. On March 15, 2001, the Company completed the refinancing of the $7.0 million note payable with $3.5 million payable on or before June 29, 2001 and the remainder payable in 36 monthly installments of approximately $97,000 commencing in September 2001. The Company also renewed its existing credit facility with Foothill Capital that was due to mature in May 2001. Under the revised credit facility, Foothill will loan the Company $3.0 million in May 2001. The loan is repayable in 36 monthly installments of approximately $83,000 commencing June 2001. After considering the effects of the $3.0 million proceeds from Foothill and the repayment of $3.5 million of the subordinate note in June 2001, the maturity of the Company's long term debt obligations are $1,972,000 in 2001, $2,167,000 in 2002, $2,167,000 in 2003 and $1,194,000 in 2004.

10.  INCOME TAXES.

         The provision for income taxes from continuing operations consists of the following:

                                        For the Year Ended December 31,
                            -------------------------------------------------------
Current: .......              1998                   1999                    2000
                            --------            -----------             -----------
  Federal ......            $     --            $     4,000             $   139,000
  State ........              70,000                 32,000                (376,000)
  Foreign ......              23,000                 36,000                      --
                            --------            -----------             -----------
                              93,000                 72,000                (237,000)
                            --------            -----------             -----------

Deferred:
  Federal ......             300,000                422,000               1,120,000
  State ........              27,000                 37,000                 712,000
                            --------            -----------             -----------
                             327,000                459,000               1,832,000
                            --------            -----------             -----------
                            $420,000            $   531,000             $ 1,595,000
                            ========            ===========             ===========

     The provision for income taxes from continuing operations differs from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before provision for income taxes for the years ended December 31, 1998, 1999 and 2000 as follows:

                                                                   For the Year Ended December 31,
                                                      ---------------------------------------------------------
                                                        1998                    1999                    2000
                                                      ---------             -----------             -----------
Tax provision (benefit) computed at
  Federal statutory rate .................            $ 370,000             $  (189,000)            $ 1,492,000
Increase (decrease) in taxes due to:
  Change in valuation allowance ..........                   --                 649,000              (1,655,000)
  Expiration of federal NOL ..............                   --                      --               1,655,000
  State taxes, net of federal benefit ....               22,000                 (11,000)                201,000
  Nondeductible expenses .................               38,000                  38,000                  23,000
  Other ..................................              (10,000)                 44,000                (121,000)
                                                      ---------             -----------             -----------
                                                      $ 420,000             $   531,000             $ 1,595,000
                                                      =========             ===========             ===========

     At December 31, 2000, the Company had federal net operating loss carryforwards of approximately $25.3 million and state net operating loss carryforwards of approximately $2.3 million which expire in fiscal years ending in 2001 through 2013.

     The primary components of temporary differences which give rise to the Company's net deferred tax asset at December 31, 1998, 1999 and 2000 are as follows:


                                                                           At December 31,
                                                     ----------------------------------------------------
                                                          1998                1999                 2000
                                                      ------------        ------------        -----------
Depreciation and amortization ............            $  1,163,000        $  4,519,000        $   588,000
Allowance for doubtful accounts ..........                 100,000             115,000            130,000
Accrued liabilities ......................                 332,000             683,000            357,000
Deferred revenue-service contracts .......                 232,000             193,000            219,000
Deferred research and development ........               2,276,000           2,064,000                 --
Net operating loss carryforwards .........               6,337,000           5,969,000          8,752,000
Other ....................................                 417,000             463,000            280,000
Valuation allowance ......................              (2,000,000)         (2,649,000)          (994,000)
                                                      ------------        ------------        -----------
                                                      $  8,857,000        $ 11,357,000        $ 9,332,000
                                                      ============        ============        ===========


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

11.  CAPITAL STOCK.

Issuance of Common and Preferred Stock

     On December 31, 1996, the Company sold (i) 3,000 shares of a new Series A Convertible Preferred Stock ("Preferred Stock") with a liquidation value of $1,000 per share. Each share of Preferred Stock was convertible into a number of shares of common stock equal to the liquidation value of a share of Preferred Stock divided by a conversion price (discussed below). The Conversion Price was equal to the lower of (i) 85% of the average closing bid price of the common stock for the five consecutive trading days immediately preceding the conversion date (but in no event less than $1.50) or (ii) $3.56. On October 1, 1999, the Series A Preferred stockholder converted its investment into two million shares of common stock.

         During the year ended December 31, 1999, the Company successfully completed a tender offer for the common stock of Poly UA Systems, Inc., a Company-sponsored research and development entity. In exchange for the tendered shares and a release of claims, the Company issued to the tendering stockholders a total of 594,000 shares of common stock, 198,000 shares of a new Series B Callable Preferred Stock and Series G Warrants to purchase an additional 594,000 shares of the common stock. During the year ended December 31, 2000, the Company issued 309,556 shares of common stock, 6,000 shares of preferred stock and warrants to purchase an additional 18,000 shares of common stock in exchange for 57,000 shares of the common stock of Poly U/A Systems that had not been acquired through the tender offer. The Series B shares have a liquidation preference of $3 per share (or an aggregate liquidation preference of $612,000). The "callable" feature entitles the Company to convert the preferred stock at any time into a number of shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2 per share of common stock). The preferred stock will automatically convert under the same formula on August 3, 2002, if not converted sooner by the Company. The Series B Callable Preferred Stock is non-voting, is not entitled to any preferred dividends and is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the common stock or repurchase any shares of the common stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

Shareholders' Rights Plan

     The Company has a shareholders' rights plan under which each holder of a share of common stock also has one right to purchase one one-thousandth of a preferred Series C share at $9 per one one-thousandth of a share. The rights are not presently exercisable. Upon the occurrence of certain "flip-in" events, each right becomes exercisable and then entitles its holder to receive the number of common shares having an aggregate per share market price equal to two times the purchase price. Upon certain "flip-over" events, each right when exercised entitles its holder to receive common share of the acquiring company having a value equal to two times the purchase price. One flip-in event is when a person or group (an "acquiring person") acquires 20 percent or more of the company's common stock. Rights held by an acquiring person are void. The Company may redeem the rights for one cent per share. The rights expire on December 22, 2009.

Stock Issuances

     During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of two years. The employee's 50% portion of stock purchases under the plan may not exceed 15% of the employee's salary during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of two years following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee's purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 1998, 1999 and 2000 IRIS issued 157,175, 320,450 and 32,826 shares of common stock, respectively, in exchange for $252,104, $238,462 and $48,000 in cash and services, respectively, under this plan

Stock Option Plans and Employee Benefit Plans

     As of December 31, 2000, the Company had three stock option plans under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights or incentive stock options have been granted under these plans.

     The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company's three stock option plans as of December 31, 2000.

                           Number of Option Shares
            -----------------------------------------------------------
                                                              Available
Plan        Authorized        Exercised       Outstanding     for Grant
----        ----------        ---------       -----------     ---------
1994 .....    700,000          111,433          534,900         53,667
1997 .....    600,000           67,091          498,434         34,475
1998 .....  1,200,000           15,448          969,550        215,002
            ---------        ---------        ---------        -------
            2,500,000          193,972        2,002,884        303,144
            =========        =========        =========        =======

     The exercise price of options is determined by the Compensation Committee. Payment of the exercise price may be made in cash or with shares of common stock. The options generally vest over three years and expire either five or ten years from the date of grant.

     IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in 1998, 1999 and 2000, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                        For the year ended December 31,
                                                         ---------------------------------------------------------
                                                              1998                  1999                  2000
                                                         -------------         -------------         -------------
Income (loss) attributable to
   Common stockholders as reported ..............        $    (384,773)        $  (6,275,145)        $   2,307,967
Income (loss) attributable to
   Common stockholders  pro forma ...............             (584,374)        $  (6,665,244)        $   2,071,305
Income (loss) per diluted share as reported .....        $        (.05)        $        (.86)        $         .22
Income (loss) per diluted share pro forma .......                 (.08)                 (.92)                  .20

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000.

                                    For the year ended December 31,
                                    ------------------------------
                                     1998       1999       2000
                                     ----       ----       ----
Risk free interest rate .....        4.98%      5.82%      6.43%
Expected lives (years) ......         5          5          5
Expected volatility .........        59%        74%        81%
Expected dividend yield .....        --         --         --

     The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

     The following table sets forth certain information relative to stock options during the years ended December 31, 1998, 1999 and 2000.



                                                                            Option Price
                                                                   -----------------------------  Fair Value at
                                                                                                    Grant Date
                                                                                         Weighted    Weighted
                                                  Shares               Range             Average      Average
                                                ----------         --------------        --------   ----------
Outstanding at December 31, 1997 .......         1,266,300         $3.03 to $4.50        $   3.21           --
  Granted ..............................           368,800         $0.81 to $4.25        $   2.36     $   2.36
  Exercised ............................           (37,732)                 $3.03        $   3.03
  Canceled or expired ..................           (96,367)        $3.03 to $4.00        $   3.11           --
                                                ----------         --------------        --------     --------
Outstanding at December 31, 1998 .......         1,501,001         $0.81 to $4.50        $   1.46
  Granted ..............................           488,250         $0.69 to $1.38        $   1.11     $   1.11
  Exercised ............................                --                     --              --           --
  Canceled or expired ..................          (122,800)        $0.88 to $4.50        $   2.35           --
                                                ----------         --------------        --------     --------
Outstanding at December 31, 1999 .......         1,866,451         $0.69 to $4.38        $   1.31
  Granted ..............................           542,050         $0.88 to $2.38        $   1.35     $   1.35
  Exercised ............................          (170,148)        $1.25 to $1.31        $   1.31           --
  Canceled or expired ..................          (235,469)        $0.88 to $3.69        $   1.41           --
                                                ----------         --------------        --------     --------
Outstanding at December 31, 2000 .......         2,002,884         $0.69 to $4.38        $   1.30           --


Outstanding at December 31, 2000
  Weighted average life - 87 months ....         2,002,884                               $   1.30


Outstanding at December 31, 1999
  Weighted average life - 90 months ....         1,866,451                               $   1.31


Outstanding at December 31, 1998
  Weighted average life - 82 months ....         1,501,001                               $   1.46


Exercisable at December 31, 2000
  Weighted average life - 47 months ....         1,398,327                               $   1.30


Exercisable at December 31, 1999
  Weighted average life - 58 months ....         1,200,066                               $   1.31


Exercisable at December 31, 1998
  Weighted average life - 42 months ....           762,579                               $   1.46

     In 1996, the Company adopted a 401(k) Plan. All employees are eligible to participate in the plan. Contributions by the Company are discretionary. Employees vest in amounts contributed by the Company immediately. The Company contributed $45,352 and $48,948 to the plan for 1999 and 2000, respectively.

Warrants

     At December 31, 2000, the following warrants to purchase common stock were outstanding and exercisable:

                   Number of Shares           Per Share Price          Expiration Date
                   ----------------           ---------------          ---------------
                       298,633                      4.00             April 3, 2001
                       875,000                      3.56             July 31, 2001
                        84,270                      3.56             December 31, 2001
                       100,000                      1.50             February 10, 2002
                        10,000                      4.31             May 15, 2002
                       306,000                      2.00             August 6, 2002
                       297,000                      1.00             August 6, 2002
                        50,000                      2.13             October 31, 2005


12.  COMMITMENTS AND CONTINGENCIES.

Leases

     The Company leases real property under agreements which expire at various times over the next five years. Certain leases contain renewal options and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

     Future minimum rental payments required under capital and operating leases that have an initial term in excess of one year as of December 31, 2000, are as follows:

                  Year Ended December 31                  Capital Leases               Operating Leases
                  ----------------------                  --------------               ----------------
                  2001 ..............................         $39,489                       $336,340
                  2002 ..............................          39,489                        268,452
                  2003 ..............................          39,489                        195,357
                  2004 ..............................          39,489                         93,024
                  2005 ..............................          18,051                         23,256
                  Years thereafter ..................              --                             --
                                                             --------                       --------
                                                             $176,007                       $916,429
                                                             ========                       ========

     Rent expense under all operating leases during 1998, 1999 and 2000 was $514,555, $530,000 and $512,842 respectively.

Other

     IRIS has a licensing agreement with Cytocolor, Inc. relating to the use of its patented leukocyte stain. Under the terms of the agreement, IRIS is subject to the following future minimum royalty payments:

                  Year Ended December 31,                       Amount
                  -----------------------                       ------
                  2001 ......................................    20,000
                  2002 ......................................    20,000
                  2003 ......................................    20,000
                  2004 ......................................    20,000
                  2005 ......................................    20,000
                  Years thereafter ..........................   160,000
                                                              ---------
                                                               $260,000
                                                               ========

     To date, actual payments to Cytocolor have not exceeded the annual $20,000 minimum royalty payment.

Litigation

     From time to time, the Company is party to certain litigation arising from the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

13.  EARNINGS PER SHARE.

     The computation of per share amounts for 1998, 1999 and 2000 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 3,951,354 shares of common stock and 297,000 shares on conversion of preferred stock were not considered in the computation of diluted EPS for 1999 because their inclusion would have been antidilutive.

     The following is a reconciliation of shares used in computing basic and diluted earnings per share for 1998 and 2000:

                                                           1998              2000
                                                        ---------        ----------
Weighted average number of shares - basic ......        6,310,312         9,654,272

Effect of dilutive securities:
     Options ...................................          325,258           300,041
     Warrants ..................................               --           145,294
     Preferred stock ...........................        1,052,632           305,190
                                                        ---------        ----------

Weighted average number of shares - diluted ....        7,688,202        10,404,797
                                                        =========        ==========

14.  LICENSE.

     Sysmex Corporation, formerly known as TOA Medical Electronics Co., Ltd., has developed several urine sediment analyzers under license from IRIS using pre-1989 IRIS technology. IRIS received royalties under this license of $230,000, $310,587 and $601,511 in 1998, 1999 and 2000, respectively.

15.  DISCONTINUED OPERATIONS.

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

     The results of discontinued operations through the date of disposal consisted of the following:

Operating losses, net of tax through March 31, 2000 ....        $(286,385)
                                                                ---------

Loss on Disposal:
  Operating losses, net of tax from March 31, 2000
    to July 6, 2000 ....................................        $(340,827)

  Gain on disposal of net assets .......................          141,668
                                                                ---------
                                                                 (199,159)
                                                                ---------
Total loss from discontinued operations ................        $(485,544)
                                                                =========


     Revenues from discontinued operations for the year ended December 31, 2000 were $1,227,400.

     The operating results of the discontinued operations for the years ended December 31, 1998 and 1999 are summarized as follows:

                                                   1998                1999
                                               -----------         -----------
Revenues ..............................        $ 5,936,301         $ 4,218,647
Loss from discontinued operations .....         (1,051,587)         (5,187,221)


     The cash flow data of the discontinued operations for the year ended December 31, 1998 and 1999 were not separately detailed in the statement of cash flows, but are summarized below:

                                                        1998              1999
                                                     ---------         ---------
  Cash provided by (used in) operations .....        $(137,169)        $ 279,321
  Cash used by investing activities .........         (377,948)         (230,166)
  Effect of foreign currency fluctuations
     on cash equivalents ....................           25,942            11,234
                                                     ---------         ---------
  Cash provided (used) by
     discontinued operations ................        $(489,175)        $  60,389
                                                     =========         =========

16.  UNUSUAL CHARGES.

     The results of operations for the year ended December 31, 1998 include certain unusual charges to earnings of $193,186 primarily related to legal costs incurred for the arbitration against Digital Imaging Technologies, Inc. ("DITI"), relating to the acquisition of PSI.

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

     There were no unusual charges to earnings for the year ended December 31, 2000.

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

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in this annual report for the year ended December 31, 2000. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges ("Segment Profit").

     The tables below present information about reported segments for the three years ended December 31, 2000:

                                                                        Small          Unallocated
                                                                     Laboratory         Corporate
                                                 Urinalysis            Devices           Expenses              Total
                                                ------------         ----------        -----------         -------------
For the Year Ended December 31, 1998:

Revenues .................................      $ 17,000,874          $ 4,580,304                 --       $ 21,581,178

Interest income ..........................      $     20,123          $    13,812                 --       $     33,935

Interest expense .........................      $      5,147                   --       $  1,157,487       $  1,162,634

Depreciation and amortization ............      $  1,069,208          $   163,074       $    114,818       $  1,347,100

Other noncash items ......................      $     71,058          $    48,238                 --       $    119,296

Unusual items ............................                --                   --       $    193,186       $    193,186

Segment profit (loss) ....................      $  2,867,240          $ 1,079,027       $ (2,859,317)      $  1,086,950

Segment assets ...........................      $ 10,880,771          $ 1,746,774       $  8,856,692       $ 21,484,237

Investment in long-lived assets ..........      $    950,260          $    51,064                 --       $  1,001,324

For the Year Ended December 31, 1999:

Revenues .................................      $ 20,428,084          $ 5,297,385                 --       $ 25,725,469

Interest income ..........................      $     32,546          $     2,764                 --       $     35,310

Interest expense .........................      $      5,155                   --       $    960,846       $    966,001

Depreciation and amortization ............      $  2,552,196(1)       $   131,700       $     47,572       $  2,731,468

Other noncash items ......................      $    472,011          $   (82,225)                --       $    389,786

Unusual items ............................      $  1,732,746                   --       $  2,426,148       $  4,158,894

Segment profit (loss) ....................      $  3,676,900          $ 1,414,313       $ (5,648,235)      $   (557,022)

Segment assets ...........................      $ 11,068,096          $ 2,189,013       $ 11,357,238       $ 24,614,347

Investment in long-lived assets ..........      $    517,854          $    57,551                 --       $    575,405

For the Year Ended December 31, 2000:

Revenues .................................      $ 22,432,789          $ 6,209,967                 --       $ 28,642,756

Interest income ..........................      $    197,012                   --                 --       $    197,012

Interest expense .........................      $      3,794                   --       $    975,475       $    979,269

Depreciation and amortization ............      $    815,765          $   118,062       $    188,577       $  1,122,404

Other noncash items ......................      $     (1,677)                  --                 --       $     (1,677)

Segment profit (loss) ....................      $  5,792,100          $ 1,579,554       $ (2,983,244)      $  4,388,410

Segment assets ...........................      $ 16,921,799          $ 2,033,749       $  9,331,991       $ 28,287,539

Investment in long-lived assets ..........      $    742,770          $    58,416                 --       $    801,186

(1) Includes writeoff totaling $1,604,131 relating to deferred warrant cost for technology costs and deferred software costs.

     For continuing operations, the Company ships products from two locations in the United States.

     Long-lived assets for continuing operations were all located in the United States and totaled $2,646,393 and $2,758,926 as of December 31, 1999 and 2000, respectively.

18.  SUBSEQUENT EVENT.

     On March 15, 2001, the Company renewed its existing credit facility with Foothill Capital Corporation and concurrently refinanced the $7.0 million subordinated note due July 31, 2001.

     The Company refinanced the $7.0 million subordinated note with a new $3.0 million term loan from Foothill Capital, the issuance of a new $3.5 million subordinated note to the existing note holder and $500,000 from the Company's cash reserves. The term loan and the new subordinated note both amortize over three years. In connection with the refinancing, the Company issued a new 3 year warrant to purchase 853,040 shares of common stock at $1.90 per share. The new warrant replaces an old warrant expiring July 31, 2001 for the same number of shares.

19.  SELECTED QUARTERLY DATA (UNAUDITED).

     The following table summarizes certain financial information by quarter for 1999 and 2000:


                                                                                1999 Quarter Ended
                                                  -------------------------------------------------------------------------
                                                     March 31            June 30          September 30        December 31
                                                  -------------       -------------       -------------       -------------
Net revenues ...............................      $   5,488,790       $   6,117,847       $   6,660,251       $   7,458,581
Gross margin ...............................      $   2,797,279       $   2,944,051       $   2,932,178       $   3,994,255
Income (loss) from continuing
 operations ................................      $    (929,725)      $     116,158       $  (1,387,971)      $   1,113,614
Loss from discontinued
 operations ................................      $    (389,344)      $    (235,902)      $  (4,521,104)      $     (40,871)
Net income (loss) ..........................      $  (1,319,069)      $    (119,744)      $  (5,909,075)      $   1,072,743
Income (loss) per share -- basic:
Income (loss) from continuing
 operations ................................      $       (0.15)      $        0.02       $       (0.20)      $        0.12
Loss from discontinued
 operations ................................      $       (0.06)      $       (0.04)      $       (0.65)      $       (0.01)
                                                  -------------       -------------       -------------       -------------
Income (loss) per share attributable to
 common shareholders -- basic: .............      $       (0.21)      $       (0.02)      $       (0.85)      $        0.11
                                                  =============       =============       =============       =============
Income (loss) per share -- diluted:
Income (loss) from continuing
 operations ................................      $       (0.15)      $        0.01       $       (0.20)      $        0.12
Loss from discontinued
 operations ................................      $       (0.06)      $       (0.02)      $       (0.65)      $       (0.01)
                                                  -------------       -------------       -------------       -------------
Income (loss) per share attributable to
 common shareholders -- diluted: ...........      $       (0.21)      $       (0.01)      $       (0.85)      $        0.11
                                                  =============       =============       =============       =============

                                                                            2000 Quarter Ended
                                                  ------------------------------------------------------------------------
                                                     March 31           June 30           September 30       December 31
                                                  -------------       -------------       -------------      -------------
Net revenues ...............................      $   6,753,138       $   7,476,481       $   7,142,775      $   7,270,362
Gross margin ...............................      $   3,536,932       $   3,838,670       $   3,934,044      $   4,294,514
Income (loss) from continuing
 operations ................................      $     637,310       $     674,132       $     719,185      $     762,884
Loss from discontinued
 operations ................................      $    (286,385)      $    (199,159)                 --                 --
Net income (loss) ..........................      $     350,925       $     474,973       $     719,185      $     762,884
Income (loss) per share -- basic:
Income (loss) from continuing
 operations ................................      $        0.07       $        0.07       $        0.07      $        0.08
Loss from discontinued
 operations ................................      $       (0.03)      $       (0.02)                 --                 --
                                                  -------------       -------------       -------------      -------------
Income (loss) per share attributable to
 common shareholders -- basic: .............      $        0.04       $        0.05       $        0.07      $        0.08
                                                  =============       =============       =============      =============
Income (loss) per share -- diluted:
Income (loss) from continuing
 operations ................................      $        0.06       $        0.07       $        0.07      $        0.07
Loss from discontinued
 operations ................................      $       (0.03)      $       (0.02)                 --                 --
                                                  -------------       -------------       -------------      -------------
Income (loss) per share attributable to
 common shareholders -- diluted: ...........      $        0.03       $        0.05       $        0.07      $        0.07
                                                  =============       =============       =============      =============

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                      Additions
                                                               --------------------------------
                                                 Beginning     Charged to cost     Charged to                             Ending
                                                  Balance       and expenses      other accounts      Deductions          Balance
                                                ----------     ---------------   ---------------     ------------        ----------
Year Ended December 31, 2000

Allowance for Doubtful Accounts ...........      $  516,047                                         $  (181,351)(1)      $  334,696

Reserve for Inventory Obsolescence ........      $  995,253      $   343,983                        $  (361,605)(1)      $  977,631

Deferred Tax Asset Valuation Allowance ....      $2,649,000                                         $(1,655,000)(2)      $  994,000

Year Ended December 31, 1999

Allowance for Doubtful Accounts ...........      $  271,544      $   254,503              --          $ (10,000)(1)      $  516,047

Reserve for Inventory Obsolescence ........      $  705,103      $   372,375              --          $ (82,225)(1)      $  995,253

Deferred Tax Asset Valuation Allowance ....      $2,000,000      $   649,000              --                 --          $2,649,000

Year Ended December 31, 1998

Allowance for Doubtful Accounts ...........      $  267,579      $     3,965              --                 --          $  271,544

Reserve for Inventory Obsolescence ........      $  589,772      $   266,838              --          $(151,507)(1)      $  705,103

Deferred Tax Asset Valuation Allowance ....      $2,000,000               --              --                 --          $2,000,000


(1) Relates to the write-off of accounts receivable or disposal of obsolete inventory.

(2) Relates to the decrease in deferred tax assets due to the expiration of certain NOL tax credit carryforwards.


         This schedule contains summary financial information extracted from the consolidated balance sheet at December 31, 2000 and the consolidated statement of operation for the year then ended and is qualified in its entirety by reference to such financial statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 31, 2001.

                                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                                      /s/  John A O'Malley
                                      ------------------------------------------
                                      John A. O'Malley
                                      Chairman of the Board, President,
                                      Chief Executive Officer and
                                      Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                              Title                            Date
         ---------                              -----                            ----
/s/ John A. O'Malley              Chairman of the Board, President,         March 31, 2001
-----------------------------     Chief Executive Officer
John A. O'Malley                  (Principal Executive Officer)
                                  and Chief Financial Officer
                                  (Principal Financial)

/s/ Donald E. Horacek              Secretary and Controller                  March 31, 2001
-----------------------------      (Principal Accounting Officer)
Donald E. Horacek

/s/ Steven M. Besbeck              Director                                  March 31, 2001
-----------------------------
Steven M. Besbeck

/s/ Thomas F. Kelley               Director                                  March 31, 2001
-----------------------------
Thomas F. Kelley

/s/ Richard G. Nadeau              Director                                  March 31, 2001
-----------------------------
Richard G. Nadeau

                                  EXHIBIT INDEX

EXHIBIT


Exhibit                                                                                            Reference
Number          Description                                                                        Document
------          -----------                                                                        --------
3.1(a)          Certificate of Incorporation, as amended                                                 (1)

3.1(b)          Certificate of Designations of Series A Convertible Preferred Stock                      (2)

3.1(c)          Certificate of Designations of Series B Callable Preferred Stock                         (3)

3.1(d)          Certificate of Designations, Preferences and Rights of Series C Preferred Stock          (4)

3.2             Restated Bylaws                                                                          (5)

4.1             Specimen of Common Stock Certificate                                                     (6)

4.2             Certificate of Designations of Series A Convertible Preferred Stock                      (2)

4.3             Certificate of Designations of Series B Callable Preferred Stock                         (3)

4.4             Certificate of Designations, Preferences and Rights of Series C Preferred Stock          (4)

10.1            Lease of the Company's headquarters facility, as amended                                 (7)

10.2(d)         1994 Stock Option Plan and forms of Stock Option Agreements                              (8)

10.2(e)         Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan               (9)

10.2(f)         Employee Stock Purchase Plan                                                             (20)

10.2(g)         1997 Stock Option Plan and form of Stock Option Agreement                                (10)

10.2(h)         1998 Stock Option Plan and form of Stock Option Agreement                                (11)

10.3(a)         Various Agreements with Sysmex Corporation,   formerly TOA Medical Electronics           (12)
                Company, Ltd.

10.3(b)         Patent License Agreement dated April 1, 1997 between the Company and Sysmex              (13)
                Corporation, formerly TOA Medical Electronics Company, Ltd.

10.3(c)         Amendment No. 1 to Patent License Agreement dated February 29, 2000                      (20)

10.3(d)         Termination, Release and Reassignment of Security Interest dated October 30,             (13)
                1997 executed by Sysmex Corporation, formerly TOA Medical Electronics Company,
                Ltd. in favor of the Company

10.4(a)         Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between           (14)
                the Company and Boehringer Mannheim Corporation

10.4(b)         Amendment to Distribution Agreements                                                     (15)

10.5(a)         Technology License Agreement dated as of September 29, 1995 between the Company          (16)
                and Poly U/A Systems, Inc.

10.5(b)         Research and Development Agreement dated as of September 29, 1995 between the            (16)
                Company and Poly U/A Systems, Inc.

10.5(c)         $100 Class "A" Note dated September 29, 1995 issued by Poly U/A Systems, Inc. in         (16)
                favor of the Company

10.5(d)         Form of Series D Warrant                                                                 (13)

10.5(g)         Form of Series E Warrant                                                                 (13)

10.6(a)         Registration Rights and Standstill Agreement dated July 31, 1996 between the             (9)
                Company and Digital Imaging Technologies, Inc.

10.6(b)         Restated Warrant Certificates dated July 31, 1996 issued to Digital Imaging              (20)
                Technologies, Inc. to purchase 875,000 shares of Common Stock of the Company

10.6(c)         Technology License Agreement dated July 31, 1996 between Perceptive Scientific           (9)
                Imaging Systems, Inc. and PSII Acquisition Corp., a wholly-owned subsidiary of the Company (now known as Perceptive Scientific Instruments, Inc.)

10.6(d)         Warrant Certificate dated March 14, 2001 issued to Digital Imaging Technologies,          --
                Inc. to purchase 853,040 shares of Common Stock of the

                Company

10.7            $7,000,000 Subordinated Note dated July 29, 1996 issued by the Company in favor          (9)
                of Digital Imaging Technologies, Inc.

10.7(a)         $7,000,000 Subordinated Note dated March 14, 2001 issued by the Company in favor          --
                of Digital Imaging Technologies, Inc.

10.8(a)         Loan and Security Agreement dated as of May 5, 1998 among the Company,                   (17)
                Perceptive Scientific Instruments, Inc., and StatSpin, Inc., on the one hand, and Foothill Capital Corporation, on the other hand.

10.8(b)         Intellectual Property Security Agreement dated as of May 5, 1998 between the             (17)
                Company and Foothill Capital Corporation

10.8(c)         Copyright Security Agreement dated as of May 5, 1998 between the Company and             (17)
                Foothill Capital Corporation

10.8(d)         Intellectual Property Security Agreement dated as of May 5, 1998 between                 (17)
                Perceptive Scientific Instruments, Inc. and Foothill Capital Corporation

10.8(e)         Copyright Security Agreement dated as of May 5, 1998 between Perceptive                  (17)
                Scientific Instruments, Inc. and Foothill Capital Corporation

10.8(f)         Security Agreement -- Stock Pledge dated as of May 5, 1998 between Perceptive            (17)
                Scientific Instruments, Inc. and Foothill Capital Corporation

10.8(g)         Intellectual Property Security Agreement dated as of May 5, 1998 between                 (17)
                StatSpin, Inc. and Foothill Capital Corporation

10.8(h)         Amendment Number One to Loan and Security Agreement dated as of March 23, 1999           (18)
                among the Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc.,
                on the one hand, and Foothill Capital Corporation, on the other hand

10.8(i)         Amendment Number One to Security Agreement -- Stock Pledge dated as of March 23,         (18)
                1999 among the Company and Perceptive Scientific Instruments, LLC, on the one
                hand, and Foothill Capital Corporation, on the other hand

10.8(j)         Amendment to Copyright Security Agreement dated as of March 23, 1999 among the           (18)
                Company and Perceptive Scientific Instruments, LLC, on the one hand, and
                Foothill Capital Corporation, on the other hand

10.8(k)         Amendment to Intellectual Property Security Agreement dated as of March 23, 1999         (18)
                among the Company and Perceptive Scientific Instruments, LLC, on the one hand, and Foothill Capital Corporation, on the other hand

10.8(l)         Amendment Number Two to Loan and Security Agreement dated as of March 19, 1999           (18)
                among the Company, Perceptive Scientific Instruments, LLC, and StatSpin, Inc.,
                on the one hand, and Foothill Capital Corporation, on the other hand.

10.8(m)         Amendment Number Three to the Loan and Security Agreement dated as of April 16,          (20)
                1999 among the Company, Perceptive Scientific Instruments, LLC, and StatSpin,
                Inc., on the one hand, and Foothill Capital Corporation, on the other hand.

10.8(n)         Amendment Number Six to the Loan and Security Agreement dated as of March 14,             --
                2001 among the Company, Advanced Digital Imaging Research, LLC and StatSpin,
                Inc., on the one hand, and Foothill Capital Corporation, on the other hand.

10.8(o)         Warrant to Purchase Common Stock dated June 1, 1997 issued to City National Bank         (13)

10.8(p)         Warrant to Purchase Common Stock dated July 1, 1997 issued to City National Bank         (13)

10.8(q)         Subordination Agreement dated as of March 14, 2001 among the Company, Foothill            --
                Capital Corporation and Digital Imaging Technologies, Inc.

10.9(a)         Common Stock Purchase Warrant dated December 31, 1996 issued to Thermo Amex              (2)
                Convertible Growth Fund I, L.P.

10.9(b)         Registration Rights Agreement dated December 31, 1996 by and between

                                                                                                         (2)
                the Company and Thermo Amex Convertible Growth Fund I, L.P.

10.10(a)        Asset Purchase Agreement dated as of July 6, 2000 among the company, Perceptive          (19)
                Scientific Instruments, LLC and Applied Imaging Corporation

24              Consent of PricewaterhouseCoopers LLP                                                     --

99              Disclosure Regarding Risk Factors And Forward-Looking Statements                          --

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

(15)    Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(16)    Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.

(17)    Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(18)    Annual Report on Form 10-K for the year ended December 31, 1998.

(19)    Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(20)    Annual Report on Form 10-K for the year ended December 31, 1999.