Form 10-Q
period 2001-03-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2001-05-10
CIK 319240

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended                       Commission File No.
            March 31, 2001                              No. 1-9767

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

                  Registrant's Telephone Number: (818) 709-1244

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X      No
                                                ------      -----

        The registrant had 9,967,689 shares of common stock outstanding as of April 30, 2001.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                               INDEX TO FORM 10-Q

                        Three Months Ended March 31, 2001

PART I - FINANCIAL INFORMATION                                                    Page
                                                                                  ----

        Item 1 - Consolidated Financial Statements

                 Consolidated Balance Sheets........................................2

                 Consolidated Statements of Operations..............................3

                 Consolidated Statements of Cash Flows..............................5

                 Consolidated Statements of Comprehensive Income (Loss).............7

                 Notes to Consolidated Financial Statements.........................8

        Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..................12

        Item 3 - Quantitative and Qualitative Disclosure
                    About Market Risk..............................................16

PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings.................................................16

        Item 6 - Exhibits and Reports on Form 8-K

               (a) Exhibits........................................................17
               (b) Reports on Form 8-K.............................................17

      SIGNATURE....................................................................17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         At December 31,         At March 31,
                                                                                    2000                 2001
                                                                         ------------------------------------
                                                                                                 (unaudited)
Current assets:
Cash and cash equivalents                                                   $  3,661,310         $  3,067,842
Accounts receivable, net of allowance for doubtful
  accounts of $334,696 in 2000 and $276,330 in 2001                            5,446,466            5,587,293
Inventories                                                                    5,184,272            5,563,990
Prepaid expenses and other current assets                                        507,604              538,274
Investments available for sale                                                 1,396,970              793,864
Deferred tax asset                                                               983,812            1,225,055
                                                                            ------------         ------------
    Total current assets                                                      17,180,434           16,776,318

Property and equipment, at cost, net of accumulated depreciation
  of  $4,061,861 in 2000 and $4,196,834 in 2001                                1,344,418            1,395,908
Purchased intangibles, net of accumulated amortization
  of $159,505 in 2000 and $168,178 in 2001                                       223,603              214,930
Software development costs, net of accumulated amortization of
  $1,375,569 in 2000 and $1,414,558 in 2001                                      435,517              536,864
Deferred tax asset                                                             8,348,179            8,113,336
Other assets                                                                     755,388              740,233
                                                                            ------------         ------------
    Total assets                                                            $ 28,287,539         $ 27,777,589
                                                                            ============         ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                                     $    648,972         $    496,211
  Current portion of long-term debt                                            1,972,333            1,714,080
  Accounts payable                                                             2,676,398            3,111,714
  Accrued expenses                                                             2,683,274            1,893,591
  Deferred income - service contracts and other                                  727,158              873,808
                                                                            ------------         ------------
    Total current liabilities                                                  8,708,135            8,089,404

Long term debt                                                                 5,527,667            5,111,152
Deferred income - service contracts and other                                    432,459              390,277
                                                                            ------------         ------------
    Total liabilities                                                         14,668,261           13,590,833

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $.01 par value; Authorized: 3,000,000 shares;
    Callable Series B shares issued and outstanding:
    2000 - 204,000 ($612,000 liquidation preference)
    2001 - 204,000 ($612,000 liquidation preference)                               2,040                2,040
  Common stock, $.01 par value; Authorized: 15,600,000 shares
    Shares issued and outstanding: 2000 - 9,868,855 and
    2001 - 9,965,189                                                              98,687               99,650
  Additional paid-in capital                                                  40,444,269           40,944,091
  Unearned compensation                                                         (205,091)            (137,201)
  Unrealized gains (losses) on investments                                       289,028              (72,835)
  Accumulated deficit                                                        (27,009,655)         (26,648,989)
                                                                            ------------         ------------
          Total shareholders' equity                                          13,619,278           14,186,756
                                                                            ------------         ------------
          Total liabilities and shareholders' equity                        $ 28,287,539         $ 27,777,589
                                                                            ============         ============

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               For the three months ended March 31,
                                                               ------------------------------------
                                                                            2000               2001
                                                                            ----               ----
Sales of IVD systems                                                $  1,513,725       $  1,670,794
Sales of IVD supplies and services                                     3,519,569          3,868,857
Sales of small instruments and supplies                                1,342,829          1,682,163
Royalties and licensing revenues                                         377,015             56,010
                                                                    ------------       ------------

Net revenues                                                           6,753,138          7,277,824
                                                                    ------------       ------------

Cost of goods - IVD systems                                            1,004,140          1,225,391
Cost of goods - IVD supplies and services                              1,513,307          1,342,225
Cost of goods - small instruments and supplies                           698,759            818,729
                                                                    ------------       ------------

Cost of goods sold                                                     3,216,206          3,386,345
                                                                    ------------       ------------

Gross margin                                                           3,536,932          3,891,479

Marketing and selling                                                    831,663            985,899
General and administrative                                             1,021,541          1,039,313
Research and development, net                                            423,719          1,053,883
Amortization of intangibles                                               36,949             35,817
                                                                    ------------       ------------

Total operating expenses                                               2,313,872          3,114,912

Operating income                                                       1,223,060            776,567

Other income (expense):
   Interest income                                                        33,257             51,990
   Interest expense                                                     (241,751)          (228,637)
   Other income                                                              679              1,190
                                                                    ------------       ------------

Income  from continuing operations before provision
    for income taxes                                                   1,015,245            601,110

Provision for income taxes                                               377,935            240,444
                                                                    ------------       ------------

Income from continuing operations                                        637,310            360,666

Loss from operations of discontinued segment, net of tax
    benefit of $61,015                                                  (286,385)                --
                                                                    ------------       ------------
Net income                                                          $    350,925       $    360,666
                                                                    ============       ============

Income (loss) per share - basic:
    Income from continuing operations                               $       0.07       $       0.04
    Loss from operations of discontinued segment                           (0.03)                --
                                                                    ------------       ------------
Income per share attributable to common shareholders - basic        $       0.04       $       0.04
                                                                    ============       ============

Income (loss) per share - diluted:
    Income from continuing operations                               $       0.06       $       0.03
    Loss from operations of discontinued segment                           (0.03)                --
                                                                    ------------       ------------
Income per share attributable to common shareholders - diluted      $       0.03       $       0.03
                                                                    ============       ============

Weighted average number of common shares outstanding - basic           9,378,013          9,800,064
Weighted average number of common and common equivalent
    shares outstanding - diluted                                      10,211,384         10,557,108

---------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                                                    2000              2001
                                                                                    ----              ----
Cash flow from operating activities:
    Net income                                                               $   350,925       $   360,666
    Adjustments to reconcile net income to net cash provided by operations:
     Loss from discontinued operations                                           286,385                --
     Deferred tax benefit                                                        279,203           234,843
     Depreciation and amortization                                               176,305           238,799
     Common stock and stock option compensation amortization                      36,398            67,890
      Gain on disposal of equipment                                               (1,677)               --
    Changes in assets and liabilities:
     Accounts receivable - trade and other                                     1,279,568          (178,866)
     Service contracts, net                                                      222,424           142,507
     Inventories                                                                (264,376)         (379,718)
     Prepaid expenses and other current assets                                    47,673           (30,670)
     Other assets                                                                (67,960)          (23,263)
     Accounts payable                                                            (32,804)          435,316
     Accrued expenses                                                             (1,282)         (781,037)
                                                                             -----------       -----------

Net cash provided by continuing operations                                     2,310,782            86,467
Net cash used by discontinued operations                                         (76,576)               --
                                                                             -----------       -----------
Net cash provided by operating activities                                      2,234,206            86,467
                                                                             -----------       -----------

Cash flow from investing activities:
    Acquisition of property and equipment                                        (81,311)         (204,209)
    Software development costs                                                   (15,288)         (140,336)
    Investing activities of discontinued operations                              (56,721)               --
                                                                             -----------       -----------
Net cash used by investing activities                                           (153,320)         (344,545)
                                                                             -----------       -----------

Cash flow from financing activities:
    Borrowings under credit facility                                             700,000         8,050,000
    Repayments of credit facility                                             (1,355,036)       (8,202,761)
    Repayment of notes payable                                                  (303,450)         (308,646)
    Issuance of common stock and warrant for cash                                 41,016           126,017
                                                                             -----------       -----------
Net cash used by financing activities                                           (917,470)         (335,390)
                                                                             -----------       -----------

Effect of foreign currency fluctuation on cash and cash equivalents                1,194                --
                                                                             -----------       -----------
Net increase (decrease) in cash and cash equivalents                           1,164,610          (593,468)
Cash and cash equivalents at beginning of period                               2,034,593         3,661,310
Less end of period cash and cash equivalents of discontinued operations          375,861                --
                                                                             -----------       -----------
Cash and cash equivalents at end of period                                   $ 2,823,342       $ 3,067,842
                                                                             ===========       ===========

Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock in exchange for services                             77,500                --
    Addition to capital lease obligation                                          33,840                --
    Issuance of warrants in connection with debt financing                            --           374,768

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                       218,539           223,988
    Cash paid for income taxes                                                        --            14,592

----------------------
The accompanying notes are an integral part of these consolidated financial statements.

                   INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                                            For the three months ended March 31,
                                                            ------------------------------------
                                                                        2000                2001
                                                                        ----                ----
        Net income                                                  $350,925           $ 360,666

        Unrealized losses on investments, net of taxes                    --            (361,863)

        Foreign currency translation adjustment                        1,766                  --
                                                                    --------           ---------
        Comprehensive income (loss)                                 $352,691           $  (1,197)
                                                                    ========           =========

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation of Unaudited Interim Financial Statements:

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and 2000 and the results of its operations for the three month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications:

    Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

3.    COMPREHENSIVE INCOME.

    The Company's components of comprehensive income are net income, unrealized gains (losses) on investments and foreign currency translation adjustments. No tax effect has been allocated to the foreign currency translation adjustment for the periods presented. Income tax effect allocated to the unrealized losses on available for sale securities for the three months ended March 31, 2001 was a benefit of $241,242.

    The following is a reconciliation of accumulated other comprehensive income balance for the three months ended March 31, 2001:

             Beginning balance                          $ 289,028
             Current period change                       (361,863)
                                                        ---------
             Ending balance                             $ (72,835)
                                                        =========

4.    INVENTORIES.

    Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

                                                  At December 31, 2000     At March 31, 2001
                                                  --------------------     -----------------
     Finished goods                                         $1,715,881            $1,545,842
     Work-in-process                                           216,050             1,265,183
     Raw materials, parts and sub-assemblies                 3,252,341             2,752,965
                                                            ----------            ----------
                                                            $5,184,272            $5,563,990
                                                            ==========            ==========

5.    SHORT-TERM BORROWINGS AND NOTES PAYABLE.

    At March 31, 2001, the outstanding amounts under the Company's credit facility consists of $200,000 outstanding under a $3.6 million term loan and $496,211 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $1.0 million available under the line of credit at March 31, 2001. The term loan bears interest at the lender's prime rate (8.0% on March 31, 2001) plus 3.0% and is payable in monthly installments of $100,000. The revolving credit line bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in May 2001. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisition, capital expenditures and cash dividends.

    The outstanding principal balance on the Subordinated Note was $7.0 million on March 31, 2001. The Subordinated Note bears interest at a fixed rate of 8.5% per annum, payable in quarterly installments. The entire principal is due on or before July 31, 2001. The Company may prepay the Subordinated Note at any time without premium or penalty. Upon the issuance by the Company of equity securities generating net proceeds in excess of $14.5 million, the Company must apply fifty percent of the excess to the prepayment of the Subordinated Note. The payment of principal and interest on the Subordinated Note is subordinated in right of payment, to the extent and in the manner provided therein, to the prior payment in full of the credit facility.

    On March 15, 2001, the Company completed a refinancing of the $7.0 million note, with $3.5 million payable on or before June 29, 2001 and the remainder payable in 36 monthly installments of approximately $97,000 commencing in September 2001. In connection with the refinancing of the $7.0 million note, the Company agreed to cancel and reissue warrants to purchase 853,040 shares of common stock. As a result of the cancellation and reissuance, the warrant life was extended from July 31, 2001 to July 31, 2004 and the exercise price was reduced from $3.56 per share to $1.90 per share commencing July 31, 2001. The Company has accounted for the reissuance of the warrants in accordance with Accounting Principles Board Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and recorded as a discount to the note an amount of $374,768, representing the relative fair value of the warrants based on the Black-Scholes option-pricing model. The Company will record the discount as additional interest expense over the remaining period of the note, using the interest method.

    The Company also renewed its existing credit facility with Foothill Capital that was due to mature in May 2001. Under the revised credit facility, Foothill will loan the Company $3.0 million in May 2001. The loan is repayable in 36 monthly installments of approximately $83,000 commencing June 2001. After considering the effects of the $3.0 million proceeds from Foothill and the repayment of $3.5 million of the subordinated note in June 2001, the maturity of the Company's long term debt obligations, excluding the discount, are $1,714,080 within one year and $5,485,920 thereafter.

6.    CAPITAL STOCK.

Stock Issuances:

    During the three months ended March 31, 2001, the Company cancelled options to purchase 12,666 shares of common stock. Options for 96,334 shares of common stock were exercised during the period. At March 31, 2001, options to purchase 1,893,884 shares of common stock were issued and outstanding under the Company's stock options plans. The outstanding options expire by the end of 2010. The exercise price for these options ranges from $0.69 to $4.38 per share. At March 31, 2001, there were 315,810 shares of common stock available for the granting of future options under the Company's stock option plans.

Warrants

     As of March 31, 2001, the following warrants to purchase shares of common stock were outstanding and exercisable:

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

7.    INCOME TAXES.

    The income tax provision from continuing operations for the three-month period ended March 31, 2001 was $240,444 as compared to $377,935 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

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

8.    EARNINGS PER SHARE (EPS).

    The computation of per share amounts for the three months ended March 31, 2001 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,669,903 and 3,444,368 shares of common stock outstanding during the three months ended March 31, 2001 and three months ended March 31, 2000, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

    The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts for the three months ended March 31, 2000 and 2001.

                                                          2000             2001
                                                          ----             ----
    Weighted average number of shares - basic        9,378,013        9,800,064

    Effects of Dilutive Securities
        Options                                        374,794          303,765
        Warrants                                       155,841          147,279
        Preferred Stock                                302,736          306,000
                                                    ----------       ----------
    Weighted average number of shares - diluted     10,211,384       10,557,108
                                                    ==========       ==========

9.    DISCONTINUED OPERATIONS.

    In March, 2000, the Board of Directors approved a plan of disposal for its wholly-owned subsidiary, Perceptive Scientific Instruments, LLC, the Company's genetic analysis business segment. The Company completed the sale of substantially all of the U.S. operations of this business to Applied Imaging Corporation (Nasdaq: AICX) on

July 6, 2000. The purchase price consisted of 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and potential cash payments based on future performance of Applied Imaging's business. To date, the Company has not received any contingent purchase consideration. The Company was unable to sell the international operations of this business and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of Perceptive Scientific Instruments, LLC) into a voluntary liquidation under United Kingdom law on June 6, 2000.

    The operating results of the discontinued operations for the three months ended March 31, 2000 are summarized as follows:

             Revenues                                           $ 784,735
             Loss from discontinued operations, net of tax       (286,385)

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

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's report on Form 10-K for the year ended December 31, 2000. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges ("Segment Profit").

    The tables below present information about reported segments for the three month periods ended March 31, 2001 and 2000:

    Three Months Ended March 31, 2001:

                                                                  Small       Unallocated
                                                             Laboratory         Corporate
                                           Urinalysis           Devices          Expenses              Total
                                          -----------       -----------       -----------        -----------
    Revenues                              $ 5,595,661       $ 1,682,163                --        $ 7,277,824

    Interest income                       $    51,990                --                --        $    51,990

    Interest expense                      $     1,956                --       $   226,681        $   228,637

    Depreciation and amortization         $   215,649       $    31,214       $    59,826        $   306,689

    Segment profit (loss)                 $   936,906       $   477,104       $  (812,900)       $   601,110

    Segment assets                        $16,062,436       $ 2,376,762       $ 9,338,391        $27,777,589

    Investment in long-lived assets       $   321,518       $    23,027                --        $   344,545

    Three Months Ended March 31, 2000:

                                                                    Small        Unallocated
                                                               Laboratory          Corporate
                                          Urinalysis              Devices           Expenses               Total
                                          ------------       ------------       ------------        ------------
    Revenues                              $  5,410,309       $  1,342,829                 --        $  6,753,138

    Interest income                       $     33,257                 --                 --        $     33,257

    Interest expense                      $        955                 --       $    240,796        $    241,751

    Depreciation and amortization         $    163,290       $     28,743       $     20,670        $    212,703

    Segment profit (loss)                 $  1,498,698       $    321,472       $   (804,925)       $  1,015,245

    Segment assets                        $ 11,024,665       $  2,026,018       $ 11,078,040        $ 24,128,723

    Investment in long-lived assets       $     88,699       $      7,900                 --        $     96,599

    Long-lived assets for continuing operations were all located in the United States and totaled $2,758,926 at December 31, 2000 and $2,887,935 at March 31, 2001.

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

      Because of the nature of our business, we make significant investments in research and development for new products and enhancements to existing products. We fund our research and development primarily from internal sources, but we also receive partial funding from time to time under grants from the National Institutes of Health and joint development projects with third parties.

      The following table summarizes total product technology expenditures for the periods indicated:

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                              2000          2001
                                                                              ----          ----
Research and development expense, net.........................            $424,000    $1,054,000
Capitalized software development costs........................              15,000       140,000
Reimbursed costs for research and development grants and
contracts.....................................................             189,000       282,000
                                                                          --------    ----------
       Total product technology expenditures..................            $628,000    $1,476,000
                                                                          ========    ==========

      We sold Perceptive Scientific Instruments, our genetic analysis business, on July 6, 2000 as part of a plan to refocus on our core business. We have treated this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information in this Quarterly Report. For a further discussion of the sale of this business, please see the discussion below in this section entitled "Discontinued Business Operations" on page 15 of this Quarterly Report.

RESULTS OF OPERATIONS

      COMPARISON OF QUARTER ENDED MARCH 31, 2001 TO QUARTER ENDED MARCH 31, 2000

      Net revenues for the quarter ended March 31, 2001 increased to $7.3 million from $6.8 million, an increase of $525,000, or 8% over the same period last year. Sales of IVD imaging systems increased to $1.7 million from $1.5 million, an increase of $157,000 or 10% from the same period last year. The increase is due primarily to higher sales to domestic hospitals, partially offset by decreased sales to international distributors. Sales of IVD imaging system supplies and services increased to $3.9 million from $3.5 million, an increase of $349,000 or 10% over the same period last year, primarily due to the larger installed base of urinalysis workstations. Sales of small instruments and supplies increased to $1.7 million from $1.3 million, an increase of $339,000, or 25%. The increase is due primarily to increased sales of small instruments. Royalties and licensing revenues decreased to $56,000 from $377,000 in the comparable period from the prior year. The decrease was due to the fact that the year ago period contained a nonrecurring $300,000 license fee in connection with expanded licensing of several existing patents.

      Revenues from the urinalysis segment totaled $5.6 million in the current period as compared to $5.4 million in the comparable period last year, an increase of $185,000 or 3%. This growth is due to increased sales of our urinalysis workstations and increased sales of related system supplies and services to the growing installed base. Revenues from the small laboratory devices segment increased to $1.7 million in the current period, as compared to $1.3 million in the comparable period from last year, an increase of $339,000. This growth is due primarily to increased sales of small instruments.

      Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 73% in the current period as compared to 66% in the comparable period from last year. The increase is primarily attributable to changes in the mix of products sold from one period to the other, as well as increased manufacturing overhead associated with improved inventory control processes. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 35% for the current period as compared to 43% for the same period last year. This decrease is due primarily to efficiencies derived from improved manufacturing processes. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 49% for the current period, as compared to 52% in the first quarter of last year. This decrease is primarily due to manufacturing efficiencies from increased production volume. The aggregate gross margin totaled 53% for the quarter ended March 31, 2001 as compared to 52% in the comparable period of the prior year.

      Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 46%, as compared to 47% in the first quarter of last year. This decrease is primarily due to improvements in the manufacturing process, as well as the impact on revenues of the license fee in the year ago period. Cost of goods for small laboratory devices as a percentage of revenues totaled 49% in the current period, as compared to 52% in the first quarter of the prior year. This decrease is primarily due to manufacturing efficiencies from increased production volume.

      Marketing and selling expenses totaled $986,000, compared to $832,000 for the comparable period of last year, an increase of $154,000, or 19%, due primarily to increased promotional activities associated with our urinalysis workstation. Marketing and selling expenses as a percentage of net revenues increased to 14% in the quarter ended March 31, 2001 as compared to 12% in the same period last year.

      General and administrative expenses were $1.0 million, which was comparable to the prior year. General and administrative expenses for the period as a percentage of net revenue was 14% as compared to 15% in the same period in the prior year.

      Net research and development expenses increased to $1.1 million for the quarter ended March 31, 2001, as compared to $424,000 in the first quarter of last year, an increase of $630,000 or 149%. Net research and development expenses as a percentage of revenues increased to 14% in the quarter ended March 31, 2001 from 6% in the comparable period of the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $1.5 million from $628,000, an increase of $848,000 or 135% as compared to the same period of the prior year. The increase in total product technology expenditures is due to increased spending under a major project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to complete this project on schedule could have a material and adverse effect on our business. We expect our net research and development expenses will continue at current levels during 2001.

      Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the quarter ended March 31, 2001 decreased slightly to $36,000 from $37,000 in the comparable period in the prior year.

      Operating income for the quarter ended March 31, 2001 decreased to $777,000 as compared to an operating income of $1.2 million in the comparable quarter of the prior year, principally as a result of increased research and development costs.

      Interest expense decreased to $229,000 in the quarter ended March 31, 2001 from $242,000 in the comparable quarter of the prior year due to decreased interest rates on the credit facility and reduced indebtedness.

      For the quarter ended March 31, 2001, urinalysis segment profits decreased to $937,000 from $1.5 million in the comparable quarter of the prior year. This decrease is attributable to higher operating costs, particularly research and development, partially offset by higher revenue. Segment profits for the small laboratory devices segment totaled $477,000, as compared to $321,000 in the comparable quarter of the prior year. The increase results from increased product sales and reduced costs in that segment. Unallocated corporate expenses totaled $813,000 in the current period as compared to $805,000 in the same period last year.

      The income tax provision for the quarter ended March 31, 2001 totaled $240,000, as compared to $378,000 in the quarter ended March 31, 2000. The decrease reflects the decreased taxable income experienced by the Company in 2001.

      Income from continuing operations decreased to $361,000, or $0.03 per diluted share, for the quarter ended March 31, 2001, as compared to $637,000, or $0.06 per diluted share, for the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents decreased to $3.1 million at March 31, 2001 from $3.7 million at December 31, 2000. The decrease is due to the fact that the amount of cash used by investing and financing activities exceeded the cash provided by operations. Cash provided by operations for the quarter ended March 31, 2001 decreased to $86,000 from $2.2 million for the comparable period last year. This decrease is primarily due to the payment of bonuses accrued in 2000 under the Company's bonus plan, increased expenditures for research and development and increased levels of accounts receivable.

      Cash used by investing activities totaled $345,000 for the quarter ended March 31, 2001, as compared to $153,000 in the same quarter last year. The increase is primarily due to the increase in expenditures for property and equipment as part of the Company's efforts to upgrade its facilities, as well as increased software development costs under the Company's research and development program.

      We have a credit facility with Foothill Capital Corporation, a Wells Fargo company, that consists of a $3.6 million term loan and a $4.0 million revolving line of credit. Borrowings under the revolving line of credit are limited to a percentage of eligible accounts receivable. The term loan bears interest at the lender's prime rate (8.0% on March 31, 2001) plus 3.0%, and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender's prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all the assets of the Company. The credit facility was scheduled to terminate in May 2001, but has been renewed as discussed below. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends.

      We began a major project in 1999 to improve our urinalysis workstation product line. As a result, we expect continuing high levels of research and development expenditures in 2001. We plan to fund this project with cash from operations.

      Net cash used by financing activities totaled $335,000 and consisted primarily of principal payments made on the term loan and revolving line of credit described above, partially offset by funds received from the exercise of stock options. As of March 31, 2001, we owed $200,000 on the term loan and $496,000 on the revolving line of credit and were eligible to borrow an additional $1.0 million under the revolving credit line. The current balance of the term loan will be paid off by May 2001, but (as discussed below) we are borrowing an additional $3.0 million under the term loan portion of the credit facility to refinance a subordinated note.

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

      We reduced our outstanding debt by $453,000 in the first quarter of 2001 and, after considering the effect of the refinancing discussed above, we have scheduled principal payments totaling $1.7 million during the next twelve months. These payments include the effects of the funding of the new term loan in May and the subsequent payment of those funds against the old subordinated note under the terms of the refinancing. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for at least a year.

DISCONTINUED BUSINESS OPERATIONS

      We sold Perceptive Scientific Instruments, our genetic analysis business, in July 2000. Its principal product was the PowerGene family of genetic analyzers - IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. We sold the assets of the U.S. operations to Applied Imaging Corporation (Nasdaq: AICX) for 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and contingent cash payments tied to the future performance of Applied Imaging's business. We retained the Houston-based research group, including its federally funded research grants, and changed the name of the group to Advanced Digital Imaging Research. We were unable to sell the international operations and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of Perceptive Scientific Instruments) into a voluntary liquidation under United Kingdom law. We have classified Perceptive Scientific Instruments as a discontinued operation for accounting purposes and have removed it from most of the discussion and financial information in this Quarterly Report and our other reports filed with the Securities and Exchange Commission after July 2000.

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

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things,

          - unexpected technical and marketing difficulties inherent in major product development efforts such as our current project to improve our urinalysis workstation product line,

          - the potential need for changes in our long-term strategy in response to future developments,

          - future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by our products,

          - rapid technological change in the microelectronics and software industries, and o increasing competition from imaging and non-imaging based in-vitro diagnostic products.

      We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 to our 2000 Annual Report on Form 10-K. Stockholders should understand that the uncertainties and other factors identified in this Quarterly Report and in
Exhibit 99 to the Annual Report are not a comprehensive list of all the uncertainties and other factors which may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors which could affect those statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      There was no material change in the Company's exposure to market risk on March 31, 2001 as compared to its market risk exposure on December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      We are not presently involved in any litigation.

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

      (b)    Reports on Form 8-K

      The Company filed one Current Report on Form 8-K during the quarter ended March 31, 2001. On March 19, 2001, the Company filed a Form 8-K announcing the renewal of its credit facility and refinancing of its subordinated debt.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 2001                    INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.


                                      By: /s/ Donald E. Horacek
                                          --------------------------------------
                                          Donald E. Horacek
                                          Controller and Secretary
                                          [Authorized Signatory and
                                          Principal Accounting Officer]

                                  EXHIBIT INDEX

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