Form 10-Q
period 2001-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2001-08-08
CIK 319240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001	Commission File No. No. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2579751 (I.R.S. Employer Identification No.)

9162 Eton Avenue, Chatsworth CA. (Address of principal executive offices)	91311 (Zip Code)

Registrant’s Telephone Number: (818) 709-1244

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The registrant had 9,985,959 shares of common stock outstanding as of July 31, 2001.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

INDEX TO FORM 10-Q

Three and Six Months Ended June 30, 2001

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

Assets

	At December 31,	At June 30,
	2000	2001

Current assets:

Cash and cash equivalents	$3,661,310	$1,756,525

Accounts receivable, net of allowance for doubtful accounts of $334,696 in 2000 and $266,913 in 2001	5,446,466	5,018,518

Inventories	5,184,272	5,877,848

Prepaid expenses and other current assets	507,604	530,208

Investments available for sale	1,396,970	836,255

Deferred tax asset	983,812	1,208,098

Total current assets	17,180,434	15,227,452

Property and equipment, at cost, net of accumulated depreciation of $4,061,861 in 2000 and $4,307,572 in 2001	1,344,418	1,356,579

Purchased intangibles, net of accumulated amortization of $159,505 in 2000 and $176,851 in 2001	223,603	206,257

Software development costs, net of accumulated amortization of $1,375,569 in 2000 and $1,453,547 in 2001	435,517	659,373

Deferred tax asset	8,348,179	7,869,682

Other assets	755,388	736,020

Total assets	$28,287,539	$26,055,363

Liabilities and Shareholders’ Equity

Current liabilities:

Short-term borrowings	$648,972	$—

Current portion of long-term debt	1,972,333	1,972,500

Accounts payable	2,676,398	2,676,688

Accrued expenses	2,683,274	1,616,547

Deferred income — service contracts and other	727,158	721,676

Total current liabilities	8,708,135	6,987,411

Long term debt	5,527,667	4,069,399

Deferred income — service contracts and other	432,459	347,489

Total liabilities	14,668,261	11,404,299

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $.01 par value; Authorized: 3,000,000 shares; Callable Series B shares issued and outstanding:

2000 - 204,000 ($612,000 liquidation preference) 2001 - 204,000 ($612,000 liquidation preference)	2,040	2,040

Common stock, $.01 par value; Authorized: 50,000,000 shares Shares issued and outstanding: 2000 - 9,868,855 and 2001 - 9,980,393	98,687	99,802

Additional paid-in capital	40,444,269	40,969,123

Unearned compensation	(205,091)	(98,887)

Unrealized gains (losses) on investments	289,028	(47,401)

Accumulated deficit	(27,009,655)	(26,273,613)

Total shareholders’ equity	13,619,278	14,651,064

Total liabilities and shareholders’ equity	$28,287,539	26,055,363

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,

	2000	2001

Sales of IVD systems	$2,005,428	$1,253,351

Sales of IVD supplies and services	3,635,482	4,046,367

Sales of small instruments and supplies	1,786,181	1,640,410

Royalties and licensing revenues	49,390	65,956

Net revenues	7,476,481	7,006,084

Cost of goods — IVD systems	1,320,961	884,108

Cost of goods — IVD supplies and services	1,396,260	1,386,590

Cost of goods — small instruments and supplies	920,590	784,353

Cost of goods sold	3,637,811	3,055,051

Gross margin	3,838,670	3,951,033

Marketing and selling	1,011,083	975,679

General and administrative	948,885	1,140,930

Research and development, net	596,932	994,028

Amortization of intangibles	33,724	36,207

Total operating expenses	2,590,624	3,146,844

Operating income	1,248,046	804,189

Other income (expense):

Interest income	50,061	29,834

Interest expense	(242,876)	(208,192)

Other income (expense)	11,178	(205)

Income from continuing operations before provision for income taxes	1,066,409	625,626

Provision for income taxes	392,277	250,250

Income from continuing operations	674,132	375,376

Loss on disposal of discontinued segment, including tax provision of $29,374	(199,159)	—

Net income	$474,973	$375,376

	For the three months ended June 30,

	2000	2001

Income (loss) per share — basic:

Income from continuing operations	$0.07	$0.04

Loss from operations of discontinued segment	(0.02)	—

Income per share attributable to common shareholders — basic	$0.05	$0.04

Income (loss) per share — diluted:

Income from continuing operations	$0.07	$0.03

Loss from operations of discontinued segment	(0.02)	—

Income per share attributable to common shareholders — diluted	$0.05	$0.03

Weighted average number of common shares outstanding — basic	9,649,658	9,971,455

Weighted average number of common and common equivalent shares outstanding — diluted	10,325,890	10,818,425

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended June 30,

	2000	2001

Sales of IVD systems	$3,519,153	$2,924,145

Sales of IVD supplies and services	7,155,051	7,915,224

Sales of small instruments and supplies	3,129,010	3,322,573

Royalties and licensing revenues	426,405	121,966

Net revenues	14,229,619	14,283,908

Cost of goods — IVD systems	2,325,101	2,109,499

Cost of goods — IVD supplies and services	2,909,567	2,728,815

Cost of goods — small instruments and supplies	1,619,349	1,603,082

Cost of goods sold	6,854,017	6,441,396

Gross margin	7,375,602	7,842,512

Marketing and selling	1,842,746	1,961,578

General and administrative	1,970,426	2,180,243

Research and development, net	1,020,651	2,047,911

Amortization of intangibles	70,673	72,024

Total operating expenses	4,904,496	6,261,756

Operating income	2,471,106	1,580,756

Other income (expense):

Interest income	83,318	81,824

Interest expense	(484,627)	(436,829)

Other income	11,857	985

Income from continuing operations before provision for income taxes	2,081,654	1,226,736

Provision for income taxes	770,212	490,694

Income from continuing operations	1,311,442	736,042

Loss from discontinued operations:

Loss from operations of discontinued segment prior to March 31, 2000, net of tax benefit of $61,015	(286,385)	—

Loss on disposal of discontinued segment, including tax provision of $29,374	(199,159)	—

Loss from discontinued operations	(485,544)	—

Net income	$825,898	$736,042

	For the six months ended June 30,

	2000	2001

Income (loss) per share — basic:

Income from continuing operations	$0.14	$0.07

Loss from operations of discontinued segment	(0.05)	—

Income per share attributable to common shareholders — basic	$0.09	$0.07

Income (loss) per share — diluted:

Income from continuing operations	$0.13	$0.07

Loss from operations of discontinued segment	(0.05)	—

Income per share attributable to common shareholders — diluted	$0.08	$0.07

Weighted average number of common shares outstanding — basic	9,513,836	9,940,377

Weighted average number of common and common equivalent shares outstanding — diluted	10,280,304	10,746,214

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,

	2000	2001

Cash flow from operating activities:

Net income	$825,898	$736,042

Adjustments to reconcile net income to net cash provided by operations:

Loss from discontinued operations	485,544	—

Deferred tax benefit	700,884	478,497

Depreciation and amortization	376,627	508,247

Common stock and stock option compensation amortization	113,384	116,204

Gain on disposal of equipment	(1,677)	—

Changes in assets and liabilities:

Accounts receivable — trade and other	319,647	472,517

Service contracts, net	(305,605)	(135,021)

Inventories	(300,063)	(693,576)

Prepaid expenses and other current assets	22,268	(22,604)

Other assets	(68,581)	(51,074)

Accounts payable	405,724	290

Accrued expenses	424,369	(1,054,200)

Net cash provided by continuing operations	2,998,419	355,322

Net cash used by discontinued operations	(858,988)	—

Net cash provided by operating activities	2,139,431	355,322

Cash flow from investing activities:

Acquisition of property and equipment	(151,544)	(354,642)

Software development costs	(31,935)	(301,833)

Investing activities of discontinued operations	(136,694)	—

Net cash used by investing activities	(320,173)	(656,475)

Cash flow from financing activities:

Borrowings under line of credit	7,110,000	11,019,118

Repayments of line of credit	(7,388,789)	(11,680,618)

Borrowings under term loan	—	3,000,000

Repayments of term loan	(600,000)	(583,333)

Repayment of notes payable	—	(3,500,000)

Issuance of common stock and warrant for cash	49,750	141,201

Net cash used by financing activities	(829,039)	(1,603,632)

Net increase (decrease) in cash and cash equivalents	990,219	(1,904,785)

Cash and cash equivalents at beginning of period	2,034,593	3,661,310

Cash and cash equivalents at end of period	$3,024,812	$1,756,525

	For the six months ended June 30,

	2000	2001

Supplemental schedule of non-cash investing and financing activities:

Issuance of common stock in exchange for services	$80,500	$10,000

Addition to capital lease obligation	33,840	—

Issuance of warrants in connection with debt financing	—	374,768

Supplemental disclosure of cash flow information:

Cash paid for interest	432,497	456,580

Cash paid for income taxes	14,596	33,592

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30,

	2000	2001

Net income	$474,973	$375,376

Unrealized gains on investments, net of taxes	—	25,434

Comprehensive income	$474,973	$400,810

	For the six months ended June 30,

	2000	2001

Net income	$825,898	$736,042

Unrealized losses on investments, net of taxes	—	(336,429)

Comprehensive income	$825,898	$399,613

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company.

     International Remote Imaging Systems, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries (collectively “IRIS” or the “Company”) designs, develops, manufactures and markets in vitro diagnostic (“IVD”) equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy (“AIM”) technology, and special purpose centrifuges and other small instruments for use in clinical laboratories. The Company also provides ongoing service and supplies to support the equipment sold.

2. Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and 2000 and the results of its operations for the three and six month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires companies to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently evaluating the impact that SFAS 142 will have on its financial statements.

Reclassifications:

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

3. Comprehensive Income.

     The Company’s components of comprehensive income are net income and unrealized gains (losses) on investments. Income tax effect allocated to the unrealized gains and losses on available for sale securities for the three and six months ended June 30, 2001 was an expense of $16,956 and a benefit of $224,286, respectively.

     The following is a reconciliation of accumulated other comprehensive income balance for the three and six months ended June 30, 2001:

	Three months	Six months

Beginning balance	$(72,835)	$289,028

Current period change	25,434	(336,429)

Ending balance	$(47,401)	$(47,401)

4. Inventories.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

	At December 31, 2000	At June 30, 2001

Finished goods	$1,715,881	$1,485,467

Work-in-process	216,050	1,398,357

Raw materials, parts and sub-assemblies	3,252,341	2,994,024

	$5,184,272	$5,877,848

5. Short-Term Borrowings and Notes Payable.

     In March 2001, the Company renewed its existing credit facility with Foothill Capital that was due to mature in May 2001. At June 30, 2001, the outstanding amounts under the revised credit facility consist of $2.9 million outstanding under a $3.0 million term loan and no balance outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $1.1 million available under the line of credit at June 30, 2001. The term loan bears interest at the lender’s prime rate (6.75% on June 30, 2001) plus 3.0% and is payable in thirty-six monthly installments of approximately $83,000. The revolving credit line bears interest at the lender’s prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in May 2004. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisitions, capital expenditures and cash dividends.

     The Company refinanced a $7.0 million Subordinated Note by paying $3.5 million in May 2001, with the remaining $3.5 million payable in 36 monthly installments of approximately $97,000 commencing in September 2001. The note bears interest on the unpaid principal at a fixed rate of 8.5% per annum until July 31, 2001 and at a variable rate equal to the prime rate plus 2.0% thereafter. Interest is payable monthly. In connection with the refinancing of the $7.0 million note, the Company agreed to cancel and reissue warrants to purchase 853,040 shares of common stock. As a result of the cancellation and reissuance, the warrant life was extended from July 31, 2001 to July 31, 2004 and the exercise price was reduced from $3.56 per share to $1.90 per share commencing July 31, 2001. The Company has accounted for the reissuance of the warrants in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and recorded as a discount to the note an amount of $374,768, representing the relative fair value of the warrants based on the Black-Scholes option-pricing model. The Company will record the discount as additional interest expense over the remaining period of the note, using the interest method. At June 30, 2001, the maturity of the Company’s long term debt obligations, excluding the discount, are $1,972,500 within one year and $4,444,167 thereafter.

6. Capital Stock.

Stock Issuances:

     During the six months ended June 30, 2001, the Company (i) issued 10,870 shares of common stock in exchange for $10,000 in cash and services under the Employee Stock Purchase Plan, (ii) issued options to purchase 348,005 shares of common stock under the Company’s stock option plans and (iii) cancelled options to purchase 16,916 shares of common stock. Options for 100,668 shares of common stock were exercised during the period. At June 30, 2001, options to purchase 2,233,305 shares of common stock were issued and outstanding under the Company’s stock options plans. The outstanding options expire by the end of 2011. The exercise price for these options ranges from $0.69 to $4.38 per share. At June 30, 2001, there were 672,055 shares of common stock available for the granting of future options under the Company’s stock option plans.

Warrants

     As of June 30, 2001, the following warrants to purchase shares of common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date

875,000	$3.56	July 31, 2001

84,270	3.56	December 31, 2001

100,000	1.50	February 10, 2002

10,000	4.31	May 15, 2002

306,000	2.00	August 6, 2002

297,000	1.00	August 6, 2002

50,000	2.13	October 31, 2005

7. Income Taxes.

     The income tax provision from continuing operations for the six-month period ended June 30, 2001 was $490,694 as compared to $770,212 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

     Realization of deferred tax assets associated with NOL and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and accordingly, has established a valuation reserve against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are not available. The Company will continue to review its valuation allowances and make adjustments, if necessary. Also, although a valuation allowance has been provided against a portion of its NOLs, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax NOL generated prior to the ownership change would be subject to an annual limitation. If this occurred a further adjustment of the valuation allowance would be necessary.

8. Earnings Per Share (EPS).

     The computation of per share amounts for the three and six months ended June 30, 2001 and 2000 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 1,694,275 and 1,759,903 shares of common stock outstanding during the three months ended June 30, 2001 and three months ended June 30, 2000, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 1,719,275 and 1,756,903 shares of common stock outstanding during the six months ended June 30, 2001 and six months ended June 30, 2000, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

     The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts.

	Three Months Ended

	June 30, 2000	June 30, 2001

Weighted average number of shares — basic	9,649,658	9,971,455

Effects of Dilutive Securities

Options	247,466	373,201

Warrants	122,766	167,769

Preferred Stock	306,000	306,000

Weighted average number of shares — diluted	10,325,890	10,818,425

	Six Months Ended

	June 30, 2000	June 30, 2001

Weighted average number of shares — basic	9,513,836	9,940,377

Effects of Dilutive Securities

Options	319,918	341,874

Warrants	142,182	157,963

Preferred Stock	304,368	306,000

Weighted average number of shares — diluted	10,280,304	10,746,214

9. Discontinued Operations.

     In March, 2000, the Board of Directors approved a plan of disposal for its wholly-owned subsidiary, Perceptive Scientific Instruments, LLC, the Company’s genetic analysis business segment. The Company completed the sale of substantially all of the U.S. operations of this business to Applied Imaging Corporation (Nasdaq: AICX) on July 6, 2000. The purchase price consisted of 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and potential cash payments based on future performance of Applied Imaging’s business. To date, the Company has not received any contingent purchase consideration. The Company was unable to sell the international operations of this business and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of Perceptive Scientific Instruments, LLC) into a voluntary liquidation under United Kingdom law on June 6, 2000.

     The operating results of the discontinued operations for the three and six months ended June 30, 2000 are summarized as follows:

	Three Months	Six Months

Revenues	$442,665	$1,227,400

Loss from discontinued operations, net of tax	(199,159)	(485,544)

10. Segment and Geographic Information.

     The Company’s continuing operations are organized on the basis of products and related services and under FAS 131 the Company operates in two segments: (1) urinalysis and (2) small laboratory devices.

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

     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s report on Form 10-K for the year ended December 31, 2000. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges (“Segment Profit”).

     The tables below present information about reported segments for the three and six month periods ended June 30, 2001 and 2000:

     Three Months Ended June 30, 2001:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$5,365,674	$1,640,410	—	$7,006,084

Interest income	$29,834	—	—	$29,834

Interest expense	$1,859	—	$206,333	$208,192

Depreciation and amortization	$238,886	$36,175	$42,701	$317,762

Segment profit (loss)	$1,047,222	$384,278	$(805,874)	$625,626

Segment assets	$14,696,601	$2,280,982	$9,077,780	$26,055,363

Investment in long-lived assets	$298,658	$13,272	—	$311,930

     Three Months Ended June 30, 2000:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$5,690,300	$1,786,181	—	$7,476,481

Interest income	$50,061	—	—	$50,061

Interest expense	$125	—	$242,751	$242,876

Depreciation and amortization	$193,089	$29,884	$62,279	$285,252

Segment profit (loss)	$1,276,794	$519,712	$(730,097)	$1,066,409

Segment assets	$13,099,056	$2,105,380	$10,661,313	$25,865,749

Investment in long-lived assets	$69,643	$17,237	—	$86,880

     Six Months Ended June 30, 2001:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$10,961,335	$3,322,573	—	$14,283,908

Interest income	$81,824	—	—	$81,824

Interest expense	$3,815	—	$433,014	$436,829

Depreciation and amortization	$454,535	$67,389	$102,527	$624,451

Segment profit (loss)	$1,984,128	$861,382	$(1,618,774)	$1,226,736

Investment in long-lived assets	$620,176	$36,299	—	$656,475

     Six Months Ended June 30, 2000:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$11,100,609	$3,129,010	—	$14,229,619

Interest income	$83,318	—	—	$83,318

Interest expense	$1,080	—	$483,547	$484,627

Depreciation and amortization	$356,379	$58,627	$75,005	$490,011

Segment profit (loss)	$2,775,492	$841,184	$(1,535,022)	$2,081,654

Investment in long-lived assets	$158,342	$25,137	—	$183,479

Long-lived assets were all located in the United States and totaled $2,758,926 at December 31, 2000 and $2,958,229 at June 30, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We generate revenues primarily from sales of our urinalysis workstation, an in vitro diagnostic, or IVD, imaging system based on our patented and proprietary AIM technology, and the related supplies and service required to operate this workstation. We also earn revenues from sales of ancillary lines of small laboratory instruments and supplies.

     Because of the nature of our business, we make significant investments in research and development for new products and enhancements to existing products. We fund our research and development primarily from internal sources, but we also receive partial funding from time to time under grants from the National Institute of Health and joint development projects with third parties.

     The following table summarizes total product technology expenditures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Research and development expense, net	$597,000	$994,000	$1,021,000	$2,048,000

Capitalized software development costs	17,000	162,000	32,000	302,000

Reimbursed costs for research and development grants and contracts	262,000	271,000	451,000	553,000

Total product technology expenditures	$876,000	$1,427,000	$1,504,000	$2,903,000

     We sold Perceptive Scientific Instruments, our genetic analysis business, on July 6, 2000 as part of a plan to refocus on our core business. We have treated this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information in this Quarterly Report. For a further discussion of the sale of this business, please see the discussion below in this section entitled “Discontinued Business Operations” on page 20 of this Quarterly Report.

Results of Operations

     Comparison of Quarter Ended June 30, 2001 to Quarter Ended June 30, 2000

     Net revenues for the quarter ended June 30, 2001 decreased to $7.0 million from $7.5 million, a decrease of $470,000, or 6% over the same period last year. Sales of IVD imaging systems decreased to $1.3 million from $2.0 million, a decrease of $752,000 or 38% from the same period last year. The decrease is due primarily to lower sales to domestic hospitals, as well as decreased sales to international distributors. Sales of IVD imaging system supplies and services increased to $4.0 million from $3.6 million, an increase of $411,000 or 11% over the same period last year, primarily due to the larger installed base of urinalysis workstations. Sales of small instruments and supplies decreased to $1.6 million from $1.8 million, a decrease of $146,000, or 8%. The decrease is due primarily to decreased sales of small instruments. Royalties and licensing revenues increased to $66,000 from $49,000 in the comparable period from the prior year.

     Revenues from the urinalysis segment totaled $5.4 million in the current period as compared to $5.7 million in the comparable period last year, a decrease of $325,000 or 6%. This reduction is due to decreased sales of our urinalysis workstations partially offset by increased sales of related system supplies and services to the growing installed base. Revenues from the small laboratory devices segment decreased to $1.6 million in the current period, as compared to $1.8 million in the comparable period from last year, a decrease of $146,000. This reduction is due primarily to decreased sales of small instruments.

     Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 71% in the current period as compared to 66% in the comparable period from last year. The increase is primarily attributable to changes in the mix of products sold from one period to the other, as well as increased manufacturing overhead associated with improved inventory control processes and the effect of the amortization of certain capitalized software which began in June 2000. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 34% for the current period as compared to 38% for the same period last year. This decrease is due primarily to efficiencies derived from improved manufacturing processes. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 48% for the current period, as compared to 52% in the second quarter of last year. This decrease is primarily due to manufacturing efficiencies from increased production volume. The aggregate gross margin totaled 56% for the quarter ended June 30, 2001 as compared to 51% in the comparable period of the prior year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 42%, as compared to 48% in the second quarter of last year. This decrease is primarily due to improvements in the manufacturing process. Cost of goods for small laboratory devices as a percentage of revenues totaled 48% in the current period, as compared to 52% in the second quarter of the prior year. This decrease is primarily due to manufacturing efficiencies from increased production volume.

     Marketing and selling expenses totaled $976,000, compared to $1,011,000 for the comparable period of last year, a decrease of $35,000, or 4%, due primarily to decreased sales commissions consistent with the lower sales of our urinalysis workstations. Marketing and selling expenses as a percentage of net revenues were 14% in the quarter ended June 30, 2001, which was comparable to the same period last year.

     General and administrative expenses were $1.1 million, compared to $949,000 for the comparable period in the prior year, an increase of $192,000, or 20%. This increase is primarily due to increased charges for legal fees and other professional services, as well as the cost of upgrading the Company's internal information systems. General and administrative expenses for the period as a percentage of net revenue were 16% as compared to 13% in the same period in the prior year.

     Net research and development expenses increased to $994,000 for the quarter ended June 30, 2001, as compared to $597,000 in the second quarter of last year, an increase of $397,000 or 67%. Net research and development expenses as a percentage of revenues increased to 14% in the quarter ended June 30, 2001 from 8% in the comparable period of the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $1.4 million from $876,000, an increase of $551,000 or 63% as compared to the same period of the prior year. The increase in total product technology expenditures is due to increased spending under a major project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to complete this project on schedule could have a material and adverse effect on our business. We expect our net research and development expenses will continue at current levels during 2001.

     Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the quarter ended June 30, 2001 increased slightly to $36,000 from $34,000 in the comparable period in the prior year.

     Operating income for the quarter ended June 30, 2001 decreased to $804,000 as compared to an operating income of $1.2 million in the comparable quarter of the prior year, principally as a result of increased research and development costs.

     Interest expense decreased to $208,000 in the quarter ended June 30, 2001 from $243,000 in the comparable quarter of the prior year due to decreased interest rates on the credit facility and reduced indebtedness.

     For the quarter ended June 30, 2001, urinalysis segment profits decreased to $1.0 million from $1.3 million in the comparable quarter of the prior year. This decrease is attributable to higher operating costs, particularly research and development, partially offset by higher gross margins. Segment profits for the small laboratory devices segment totaled $384,000, as compared to $520,000 in the comparable quarter of the prior year. The decrease results from decreased product sales and higher operating expenses in that segment. Unallocated corporate expenses totaled $806,000 in the current period as compared to $730,000 in the same period last year. The increase was primarily due to higher charges incurred for legal and other professional services.

     The income tax provision for the quarter ended June 30, 2001 totaled $250,000, as compared to $392,000 in the quarter ended June 30, 2000. The decrease reflects the decreased taxable income experienced by the Company in 2001.

     Income from continuing operations decreased to $375,000, or $0.03 per diluted share, for the quarter ended June 30, 2001, as compared to $674,000, or $0.07 per diluted share, for the same period of the prior year.

     Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

     Net revenues for the six months ended June 30, 2001 totaled $14.3 million, a slight increase over the same period last year. Sales of IVD imaging systems decreased to $2.9 million from $3.5 million, a decrease of $595,000 or 17% from the comparable period last year. The decrease is primarily due to decreased sales to international distributors. Sales of IVD system supplies and services increased to $7.9 million from the $7.2 million, an increase of $760,000 or 11% over the comparable last year, primarily due to the larger installed base of urinalysis workstations. Sales of small instruments and supplies increased to $3.3 million from $3.1 million, an increase of $194,000 or 6% over the comparable period last year. Royalties and licensing revenues decreased to $122,000 from $426,000 in the same period last year. The decrease was due to the fact that the year ago period contained a nonrecurring $300,000 license fee in connection with expanded licensing of several existing patents.

     Revenues from the urinalysis segment totaled $11.0 million in the current six-month period, down slightly from the comparable period last year. Higher sales of IVD system supplies and services were more than offset by lower sales of IVD imaging systems and royalties and licensing revenues. Revenues from the small laboratory devices segment increased to $3.3 million in the current six-month period, as compared to $3.1 million in the same period last year, an increase of $194,000. This growth is due primarily to increased sales of small instruments.

     Cost of goods for IVD systems as a percentage of sales of IVD systems totaled 72% in the current period as comparable to 66% in the comparable period last year. The increase is primarily attributable to changes in the mix of products sold from one period to the other, as well as increased manufacturing overhead associated with improved inventory control processes and the effect of the amortization of certain capitalized software which began in June 2000. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 34% for the current period as compared to 41% for the same period last year. This decrease is due primarily to efficiencies derived from improved manufacturing processes. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 48% for the current period, as compared to 52% in the first six months of the prior year. This decrease is primarily due to manufacturing efficiencies from increased production volume. The aggregate gross margin totaled 55% for the current period as compared to 52% the same period last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 44% for the six months ended June 30, 2001 as compared to 47% in the same period last year. Lower cost of goods percentages in IVD system supplies and services more than offset the higher cost of goods percentages in the IVD systems area as well as the impact on revenues of the nonrecurring license fee in the year ago period. Cost of goods for small laboratory devices as a percentage of revenues totaled 48% in the current period as compared to 52% in the first six months of 2000. This decrease is primarily due to manufacturing efficiencies from increased production volume.

     Marketing and selling expenses totaled $2.0 million for the six months ended June 30, 2001, compared to $1.9 million in the same period last year, an increase of $119,000 or 6%. Marketing and selling expenses as a percentage of net revenues were 14% in the current period as compared to 13% last year.

     General and administrative expenses increased to $2.2 million for the six months ended June 30, 2001 as compared to $2.0 million for the comparable period last year, an increase of $210,000 or 11%. This increase is primarily due to increased charges for legal fees and other professional services. General and administrative expenses for the period as a percentage of net revenues were 15% in the current year as compared to 14% in the same period in the prior year.

     Net research and development expenses increased to $2.0 million for the six months ended June 30, 2001 from $1.0 million, an increase of $1.0 million or 100% from the comparable period last year. Net research and development expenses as a percentage of revenues increased to 14% from 7% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $2.9 million from $1.5 million, an increase of $1.4 million or 93% as compared to the year ago period. The increase in total product technology expenditures is due to increased spending under a major project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to complete this project on schedule could have a material and adverse effect on our business. We expect our net research and development expenses will continue at current levels during 2001.

     Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the six months ended June 30, 2001 increased slightly to $72,000 from $71,000 in the comparable period in the prior year.

     Operating income for the first six months of 2001 decreased to $1.6 million as compared to $2.5 million in the comparable period of the prior year, principally as a result of increased research and development costs.

     Interest expense decreased to $437,000 for the six months ended June 30, 2001 from $485,000 for the comparable period last year due to reduced indebtedness and lower interest rates on the credit facility.

     For the six months ended June 30, 2001, urinalysis segment profits decreased to $2.0 million as compared to $2.8 million in the same period last year, a decrease of $791,000, or 29%. This decrease is largely due to higher operating expenses, particularly research and development, partially offset by higher gross margins. Segment profits for the small laboratory devices segment totaled $861,000 in the current six-month period as compared to $841,000 in the same period last year. The improvement was the result of increased product sales and gross margins. Unallocated corporate expenses totaled $1.6 million in the current period as compared to $1.5 million in the comparable period last year, an increase of $84,000, which was primarily due to higher charges for legal and other professional services.

     The income tax provision for the six months ended June 30, 2001 was $491,000, as compared to $770,000 in the comparable year ago period. The decrease reflects the decreased taxable income experienced by the Company in 2001.

     Income from continuing operations decreased to $736,000 or $0.07 per diluted share for the first six months of 2001 as compared to $1.3 million, or $0.13 per diluted share for the first six months of 2000.

Liquidity and Capital Resources

     Cash and cash equivalents decreased to $1.8 million at June 30, 2001 from $3.7 million at December 31, 2000. The decrease is due to the fact that the amount of cash used by investing and financing activities exceeded the cash provided by operations. Cash provided by operations for the six months ended June 30, 2001 decreased to $355,000 from $2.1 million for the comparable period last year. This decrease is primarily due to the payment of bonuses accrued in 2000 under the Company’s bonus plan, increased expenditures for research and development and increased inventory levels.

     Cash used by investing activities totaled $656,000 for the six months ended June 30, 2001, as compared to $320,000 in the same period last year. The increase is primarily due to the increase in expenditures for property and equipment as part of the Company’s efforts to upgrade its facilities, as well as increased software development costs under the Company’s research and development program.

     We have a credit facility with Foothill Capital Corporation, a Wells Fargo company, that consists of a $3.0 million term loan and a $4.0 million revolving line of credit. Borrowings under the revolving line of credit are limited to a percentage of eligible accounts receivable. The term loan bears interest at the lender’s prime rate (6.75% on June 30, 2001) plus 3.0%, and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender’s prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees and is collateralized by a first priority lien on all the assets of the Company. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends. The credit facility was recently renewed as discussed below.

     We began a major project in 1999 to improve our urinalysis workstation product line. As a result, we expect continuing high levels of research and development expenditures in 2001. We plan to fund this project with cash from operations.

     Net cash used by financing activities totaled $1.6 million and consisted primarily of partial payment of a recently refinanced subordinated note, principal payments made on the term loan and revolving line of credit described above, partially offset by funds received from the new term loan under our credit facility and exercise of stock options. As of June 30, 2001, we owed $2.9 million on the term loan and no balance on the revolving line of credit and were eligible to borrow an additional $1.1 million under the revolving credit line.

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

     We reduced our outstanding debt by $1.7 million in the first six months of 2001 and, after considering the effect of the refinancing discussed above, we have scheduled principal payments totaling $1.7 million during the next twelve months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for at least a year.

Discontinued Business Operations

     We sold Perceptive Scientific Instruments, our genetic analysis business, in July 2000. Its principal product was the PowerGene family of genetic analyzers — IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. We sold the assets of the U.S. operations to Applied Imaging Corporation (Nasdaq: AICX) for 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and contingent cash payments tied to the future performance of Applied Imaging’s business. We retained the Houston-based research group, including its federally funded research grants, and changed the name of the group to Advanced Digital Imaging Research. We were unable to sell the international operations and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of Perceptive Scientific Instruments) into a voluntary liquidation under United Kingdom law. We have classified Perceptive Scientific Instruments as a discontinued operation for accounting purposes and have removed it from most of the discussion and financial information in this Quarterly Report and our other reports filed with the Securities and Exchange Commission after July 2000.

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

Recent Accounting Pronouncements

     Recent accounting pronouncements are discussed in Note 2 to the interim financial statements on page 10.

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things,

•	unexpected technical and marketing difficulties inherent in major product development efforts such as our current project to improve our urinalysis workstation product line,

•	the potential need for changes in our long-term strategy in response to future developments,

•	future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by our products,

•	rapid technological change in the microelectronics and software industries, and

•	increasing competition from imaging and non-imaging based in-vitro diagnostic products.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

     There was no material change in the Company’s exposure to market risk on June 30, 2001 as compared to its market risk exposure on December 31, 2000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     We are not presently involved in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

     We held our annual meeting of stockholders on June 1, 2001. At the meeting, our stockholder’s voted on the following matters:

     1.     Election of the Class 2 Director. The stockholders re-elected Dr. John A. O’Malley as the Class 2 Director. Dr. O’Malley received 8,553,275 votes for re-election, and 235,923 votes were withheld.

     2.     Approval of Amendment to the Company’s Certificate of Incorporation. The stockholders approved an amendment of the Company’s Certificate of Incorporation increasing the number of authorized shares of common stock from 15,600,000 to 50,000,000. The voting results were 8,038,440 votes for, 712,854 votes against, 37,904 votes abstaining and no broker non-votes.

     3.     Amendment to the 1998 Stock Option Plan. The stockholders approved an increase in the number of shares of common stock available for grant under the 1998 Stock Option Plan from 1,200,000 shares to 1,900,000 shares, an increase of 700,000 shares. The voting results were 4,764,197 votes for, 670,300 votes against, 54,822 votes abstaining and 3,299,879 broker non-votes.

     4.     Ratification of Appointment of Independent Auditors. The stockholders ratified the reappointment of the accounting firm of PricewaterhouseCoopers LLP as independent auditors for the Company for 2001. The voting results were 8,687,680 votes for, 73,579 votes against, 27,939 votes abstaining and no broker non-votes.

Item 6. Exhibits And Reports On Form 8-K.

     (a)  Exhibits

		Reference
Exhibit Number	Description	Document

3.1(a)	Certificate of Incorporation, as amended	(1)

3.1(b)	Certificate of Designations of Series A Convertible Preferred Stock	(2)

3.1(c)	Certificate of Designations of Series B Callable Preferred Stock	(3)

3.1(d)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)

3.1(e)	Certificate of Amendment of Certificate of Incorporation

3.2	Restated Bylaws	(5)

4.1	Specimen of Common Stock Certificate	(6)

4.2	Certificate of Designations of Series A Convertible Preferred Stock	(2)

4.3	Certificate of Designations of Series B Callable Preferred Stock	(3)

4.4	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)

     Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)	Current Report on Form 8-K dated January 15, 1997.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Current Report on Form 8-K dated January 26, 2000.

(5)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

     (b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2001

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

By:	/s/ Donald E. Horacek

Donald E. Horacek Controller and Secretary [Authorized Signatory and Principal Accounting Officer]

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2001

COMMISSION FILE NO. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

EXHIBIT INDEX

		Reference
Exhibit Number	Description	Document

3.1(a)	Certificate of Incorporation, as amended	(1)

3.1(b)	Certificate of Designations of Series A Convertible Preferred Stock	(2)

3.1(c)	Certificate of Designations of Series B Callable Preferred Stock	(3)

3.1(d)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)

3.1(e)	Certificate of Amendment of Certificate of Incorporation

3.2	Restated Bylaws	(5)

4.1	Specimen of Common Stock Certificate	(6)

4.2	Certificate of Designations of Series A Convertible Preferred Stock	(2)

4.3	Certificate of Designations of Series B Callable Preferred Stock	(3)

4.4	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)

     Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)	Current Report on Form 8-K dated January 15, 1997.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Current Report on Form 8-K dated January 26, 2000.

(5)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).