Form 10-Q
period 2001-09-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2001-11-14
CIK 319240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001	Commission File No. No. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2579751 (I.R.S. Employer Identification No.)

9162 Eton Avenue, Chatsworth CA. (Address of principal executive offices)	91311 (Zip Code)

Registrant’s Telephone Number: (818) 709-1244

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes      No

         The registrant had 10,006,559 shares of common stock outstanding as of October 31, 2001.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

INDEX TO FORM 10-Q

Three and Nine Months Ended September 30, 2001

Page

PART I — FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	6

Consolidated Statements of Comprehensive Income	7

Notes to Consolidated Financial Statements	8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 - Quantitative and Qualitative Disclosure About Market Risk	19

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	19

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits	19
(b) Reports on Form 8-K	20

SIGNATURE	20

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

Assets
	At December 31,	At September 30,
	2000	2001

		(unaudited)
Current assets:
Cash and cash equivalents	$3,661,310	$1,496,222
Accounts receivable, net of allowance for doubtful accounts of $334,696 in 2000 and $267,027 in 2001	5,446,466	5,422,019
Inventories	5,184,272	5,949,775
Prepaid expenses and other current assets	507,604	568,422
Investments available for sale	1,396,970	450,884
Deferred tax asset	983,812	1,362,247

Total current assets	17,180,434	15,249,569
Property and equipment, at cost, net of accumulated depreciation of $4,061,861 in 2000 and $4,428,939 in 2001	1,344,418	1,395,741
Purchased intangibles, net of accumulated amortization of $159,505 in 2000 and $185,524 in 2001	223,603	197,584
Software development costs, net of accumulated amortization of $1,375,569 in 2000 and $1,492,536 in 2001	435,517	783,913
Deferred tax asset	8,348,179	7,696,038
Other assets	755,388	675,403

Total assets	$28,287,539	$25,998,248

Liabilities And Shareholders’ Equity
Current liabilities:
Short-term borrowings	$648,972	$361,908
Current portion of long-term debt	1,972,333	1,973,514
Accounts payable	2,676,398	2,104,771
Accrued expenses	2,683,274	1,881,633
Deferred income — service contracts and other	727,158	842,187

Total current liabilities	8,708,135	7,164,013
Long term debt	5,527,667	3,761,098
Deferred income — service contracts and other	432,459	304,078

Total liabilities	14,668,261	11,229,189
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized: 3,000,000 shares; Callable Series B shares issued and outstanding:
2000 - 204,000 ($612,000 liquidation preference) 2001 - 204,000 ($612,000 liquidation preference)	2,040	2,040
Common stock, $.01 par value; Authorized: 50,000,000 shares
Shares issued and outstanding: 2000 – 9,868,855 and 2001 – 9,997,959	98,687	99,978
Additional paid-in capital	40,444,269	40,993,797
Unearned compensation	(205,091)	(54,084)
Unrealized gains (losses) on investments	289,028	(278,623)
Accumulated deficit	(27,009,655)	(25,994,049)

Total shareholders’ equity	13,619,278	14,769,059

Total liabilities and shareholders’ equity	$28,287,539	$25,998,248

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended September 30,

	2000	2001

Sales of IVD systems	$1,465,848	$1,313,877
Sales of IVD supplies and services	3,896,692	3,722,723
Sales of small lab devices and supplies	1,665,565	1,747,799
Royalties and licensing revenues	14,670	127,336

Net revenues	7,142,775	6,911,735

Cost of goods – IVD systems	1,025,602	980,057
Cost of goods — IVD supplies and services	1,329,317	1,274,207
Cost of goods – lab devices and supplies	853,812	807,044

Cost of goods sold	3,208,731	3,061,308

Gross margin	3,934,044	3,850,427

Marketing and selling	835,279	931,148
General and administrative	1,065,658	1,135,077
Research and development, net	670,563	1,083,234
Amortization of intangibles	36,422	36,480

Total operating expenses	2,607,922	3,185,939

Operating income	1,326,122	664,488
Other income (expense):
Interest income	55,714	21,013
Interest expense	(242,779)	(218,113)
Other income (expense)	2,507	(1,447)

Income before income taxes	1,141,564	465,941
Income taxes	422,379	186,377

Net income	$719,185	$279,564

Net income per common share
- basic	$0.07	$0.03

- diluted	$0.07	$0.02

Weighted average number of common shares outstanding
- basic	9,752,009	9,989,751

- diluted	10,696,246	11,220,087

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the nine months ended September 30,

	2000	2001

Sales of IVD systems	$4,985,001	$4,238,022
Sales of IVD supplies and services	11,051,743	11,637,947
Sales of small lab devices and supplies	4,794,575	5,070,372
Royalties and licensing revenues	541,075	249,302

Net revenues	21,372,394	21,195,643

Cost of goods — IVD systems	3,350,703	3,089,556
Cost of goods — IVD supplies and services	4,238,884	4,003,022
Cost of goods – lab devices and supplies	2,473,161	2,410,126

Cost of goods sold	10,062,748	9,502,704

Gross margin	11,309,646	11,692,939
Marketing and selling	2,678,025	2,892,726
General and administrative	3,036,084	3,315,320
Research and development, net	1,691,214	3,131,145
Amortization of intangibles	107,095	108,504

Total operating expenses	7,512,418	9,447,695

Operating income	3,797,228	2,245,244
Other income (expense):
Interest income	139,032	102,837
Interest expense	(727,406)	(654,942)
Other income (expense)	14,364	(462)

Income from continuing operations before provision for income taxes	3,223,218	1,692,677
Provision for income taxes	1,192,591	677,071

Income from continuing operations	2,303,627	1,015,606
Loss from discontinued operations:
Loss from operations of discontinued segment prior to March 31, 2000, net of tax benefit of $61,015	(286,385)	—
Loss on disposal of discontinued segment, including tax provision of $29,374	(199,159)	—

Loss from discontinued operations	(485,544)	—

Net income	$1,545,083	$1,015,606

	For the nine months ended September 30,

	2000	2001

Income (loss) per share – basic:
Income from continuing operations	$0.21	$0.10
Loss from discontinued segment	(0.05)	—

	$0.16	$0.10

Income (loss) per share – diluted:
Income from continuing operations	$0.20	$0.09
Loss from discontinued segment	(0.05)	—

	$0.15	$0.09

Weighted average number of common shares outstanding
- basic	9,593,806	9,957,016

- diluted	10,399,840	10,883,833

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the nine months ended September 30,

	2000	2001

Operating activities:
Net income	$1,545,083	$1,015,606
Adjustments to reconcile net income to net cash provided by operations:
Loss from discontinued operations	485,544	—
Deferred tax benefit	1,106,842	652,141
Depreciation and amortization	605,010	767,002
Common stock and stock option compensation amortization	170,591	161,007
Gain on disposal of equipment	(1,677)	—
Changes in assets and liabilities:
Accounts receivable — trade and other	385,601	221,977
Service contracts, net	(386,242)	(210,882)
Inventories	(1,341,502)	(765,503)
Prepaid expenses and other current assets	69,985	(60,818)
Other assets	(86,844)	(20,763)
Accounts payable	317,455	(571,627)
Accrued expenses	767,318	(777,604)

Net cash provided by continuing operations	3,637,164	410,536
Net cash used by discontinued operations	(858,988)	—

Net cash provided by operating activities	2,778,176	410,536

Investing activities:
Acquisition of property and equipment	(253,019)	(534,630)
Software development costs	(186,086)	(465,360)
Investing activities of discontinued operations	(136,694)	—

Net cash used in investing activities	(575,799)	(999,990)

Financing activities:
Borrowings under line of credit	13,910,000	12,969,118
Repayments of line of credit	(14,188,972)	(13,256,183)
Borrowings under term loan	—	3,000,000
Repayments of term loan	(900,000)	(833,332)
Repayment of notes payable	—	(3,597,250)
Payments of capital lease obligations	(12,960)	(24,037)
Issuance of common stock and warrant for cash	162,803	166,050

Net cash used in financing activities	(1,029,129)	(1,575,634)

Net increase (decrease) in cash and cash equivalents	1,173,248	(2,165,088)
Cash and cash equivalents at beginning of period	2,034,593	3,661,310

Cash and cash equivalents at end of period	$3,207,841	$1,496,222

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in exchange for services	$87,000	$10,000
Addition to capital lease obligation	103,977	—
Issuance of warrants in connection with debt financing	—	374,768
Supplemental disclosure of cash flow information:
Cash paid for interest	649,339	638,551
Cash paid for income taxes	21,726	39,602

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended September 30,

	2000	2001

Net income	$719,185	$279,564
Unrealized loss on investments, net of taxes	—	(231,222)

Comprehensive income	$719,185	$48,342

	For the nine months ended September 30,

	2000	2001

Net income	$1,545,083	$1,015,606
Unrealized loss on investments, net of taxes	—	(567,651)

Comprehensive income	$1,545,083	$447,955

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

2. Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and 2000 and the results of its operations for the three and nine month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Recent Accounting Pronouncements:

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

3. Comprehensive Income.

         The Company’s components of comprehensive income are net income and unrealized gains (losses) on investments. Income tax effect allocated to the unrealized gains and losses on available for sale securities for the three and nine months ended September 30, 2001 was a benefit of $154,148 and $378,434, respectively.

         The following is a reconciliation of accumulated other comprehensive income balance for the three and nine months ended September 30, 2001:

	Three months	Nine months

Beginning balance	$(47,401)	$289,028
Current period change	(231,222)	(567,651)

Ending balance	$(278,623)	$(278,623)

4. Inventories.

         Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

	At December 31, 2000	At September 30, 2001

Finished goods	$1,715,881	$1,377,895
Work-in-process	216,050	1,533,302
Raw materials, parts and sub-assemblies	3,252,341	3,038,578

	$5,184,272	$5,949,775

5. Short-Term Borrowings and Notes Payable.

         In March 2001, the Company renewed its existing credit facility with Foothill Capital that was due to mature in May 2001. At September 30, 2001, the outstanding amounts under the revised credit facility consist of $2.7 million outstanding under a $3.0 million term loan and $362,000 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $1.2 million available under the line of credit at September 30, 2001. The term loan bears interest at the lender’s prime rate (6.0% on September 30, 2001) plus 3.0% and is payable in thirty-six monthly installments of approximately $83,000. The revolving credit line bears interest at the lender’s prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees, is collateralized by a first priority lien on all assets of the Company and matures in May 2004. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisitions, capital expenditures and cash dividends.

         The Company refinanced a $7.0 million Subordinated Note by paying down $3.5 million in May 2001, with the remaining $3.5 million payable in 36 monthly installments of approximately $97,000 commencing in September 2001. The note bears interest on the unpaid principal at a fixed rate of 8.5% per annum until July 31, 2001 and at a variable rate equal to the prime rate plus 2.0% thereafter. Interest is payable monthly. In connection with the refinancing of the $7.0 million note, the Company agreed to cancel and reissue warrants to purchase 853,040 shares of common stock. As a result of the cancellation and reissuance, the warrant life was extended from July 31, 2001 to July 31, 2004 and the exercise price was reduced from $3.56 per share to $1.90 per share commencing July 31, 2001. The Company has accounted for the reissuance of the warrants in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and recorded as a discount to the note an amount of $374,768, representing the relative fair value of the warrants based on the Black-Scholes option-pricing model. The Company will record the discount as additional interest expense over the remaining period of the note, using the interest method.

         At September 30, 2001, the maturity of the Company’s long term debt obligations, excluding the discount, are $2,167,000 within one year and $3,902,418 thereafter.

6. Capital Stock.

Stock Issuances:

         During the nine months ended September 30, 2001, the Company (i) issued 10,870 shares of common stock in exchange for $10,000 in cash and services under the Employee Stock Purchase Plan, (ii) issued options to purchase 423,005 shares of common stock under the Company’s stock option plans and (iii) cancelled options to purchase 26,916 shares of common stock. Options for 106,234 shares of common stock were exercised during the period. At September 30, 2001, options to purchase 2,292,739 shares of common stock were issued and outstanding under the Company’s stock options plans. The outstanding options expire by the end of 2011. The exercise price for these options ranges from $0.69 to $4.38 per share. At September 30, 2001, there were 607,055 shares of common stock available for the granting of future options under the Company’s stock option plans.

Warrants:

         As of September 30, 2001, the following warrants to purchase shares of common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date

84,270	$3.56	December 31, 2001
100,000	1.50	February 10, 2002
10,000	4.31	May 15, 2002
301,500	2.00	August 6, 2002
289,500	1.00	August 6, 2002
853,040	1.90	July 31, 2004
50,000	2.13	October 31, 2005

7. Income Taxes.

         The income tax provision from continuing operations for the nine-month period ended September 30, 2001 was $677,071 as compared to $1,192,591 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

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

8. Earnings Per Share (EPS).

         The computation of per share amounts for the three and nine months ended September 30, 2001 and 2000 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 185,670 and 1,389,803 shares of common stock outstanding during the three months ended September 30, 2001 and three months ended September 30, 2000, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 239,270 and 1,722,103 shares of common stock outstanding during the nine months ended September 30, 2001 and nine months ended September 30, 2000, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

         The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts.

	Three Months Ended

	September 30,	September 30,
	2000	2001

Weighted average number of shares — basic	9,752,009	9,989,751
Effects of Dilutive Securities
Options	444,371	557,234
Warrants	193,866	394,920
Preferred Stock	306,000	278,182

Weighted average number of shares — diluted	10,696,246	11,220,087

	Nine Months Ended

	September 30,	September 30,
	2000	2001

Weighted average number of shares — basic	9,593,806	9,957,016
Effects of Dilutive Securities Options	342,664	417,583
Warrants	158,454	203,234
Preferred Stock	304,916	306,000

Weighted average number of shares — diluted	10,399,840	10,883,833

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

         The operating results of the discontinued operations for the nine months ended September 30, 2000 are summarized as follows:

Revenues	$1,227,400
Loss from discontinued operations, net of tax	(485,544)

10. Segment and Geographic Information.

         The Company’s continuing operations are organized on the basis of products and related services and under FAS 131 the Company operates in two segments: (1) urinalysis and (2) small laboratory devices.

         The urinalysis segment designs, develops, manufactures and markets IVD imaging systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis. In December 1997, this segment also began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer. The Company ceased distribution of the UF-100 in 2001 as a result of a dispute with its manufacturer. The segment also provides ongoing sales of supplies and service necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through our direct sales force; internationally, these products are sold through distributors.

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

         The tables below present information about reported segments for the three and nine month periods ended September 30, 2001 and 2000:

         Three Months Ended September 30, 2001:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$5,163,936	$1,747,799	—	$6,911,735
Interest income	$21,013	—	—	$21,013
Interest expense	$1,765	—	$216,348	$218,113
Depreciation and amortization	$231,442	$31,808	$40,308	$303,558
Segment profit (loss)	$647,845	$577,837	$(759,741)	$465,941
Segment assets	$14,479,265	$2,460,698	$9,058,285	$25,998,248
Investment in long-lived assets	$329,122	$14,393	—	$343,515

         Three Months Ended September 30, 2000:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$5,477,210	$1,665,565	—	$7,142,775
Interest income	$55,714	—	—	$55,714
Interest expense	$1,111	—	$241,668	$242,779
Depreciation and amortization	$209,053	$30,603	$42,771	$282,427
Segment profit (loss)	$1,374,806	$467,295	$(700,537)	$1,141,564
Segment assets	$14,395,548	$2,114,008	$10,250,402	$26,759,958
Investment in long-lived assets	$239,074	$16,552	—	$255,626

         Nine Months Ended September 30, 2001:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$16,125,271	$5,070,372	—	$21,195,643
Interest income	$102,837	—	—	$102,837
Interest expense	$5,580	—	$649,362	$654,942
Depreciation and amortization	$685,977	$99,197	$142,835	$928,009
Segment profit (loss)	$2,631,973	$1,439,219	$(2,378,515)	$1,692,677
Investment in long-lived assets	$949,298	$50,692	—	$999,990

         Nine Months Ended September 30, 2000:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$16,577,819	$4,794,575	—	$21,372,394
Interest income	$139,032	—	—	$139,032
Interest expense	$2,191	—	$725,215	$727,406
Depreciation and amortization	$565,432	$89,230	$117,776	$772,438
Segment profit (loss)	$4,150,298	$1,308,479	$(2,235,559)	$3,223,218
Investment in long-lived assets	$397,416	$41,689	—	$439,105

         Long-lived assets were all located in the United States and totaled $2,758,926 at December 31, 2000 and $3,052,641 at September 30, 2001.

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

         The nature of our business requires that we make significant investments in research and development for new products and enhancements to existing products. We fund our research and development primarily from internal sources, but we also receive partial funding from time to time under grants from the National Institute of Health and joint development projects with third parties.

         The following table summarizes total product technology expenditures for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Research and development expense, net	$671,000	$1,083,000	$1,691,000	$3,131,000
Capitalized software development costs	154,000	164,000	186,000	465,000
Reimbursed costs for research and development grants and contracts	207,000	349,000	658,000	902,000

Total product technology expenditures	$1,032,000	$1,596,000	$2,535,000	$4,498,000

         We sold Perceptive Scientific Instruments, our genetic analysis business, on July 6, 2000 as part of a plan to refocus on our core business. We have treated this business as a discontinued operation for accounting purposes, and we have removed it from most of the discussion and financial information in this Quarterly Report. For a further discussion of the sale of this business, please see the discussion below in this section entitled “Discontinued Business Operations” on page 19 of this Quarterly Report.

Results of Operations

         Comparison of Quarter Ended September 30, 2001 to Quarter Ended September 30, 2000

         Net revenues for the quarter ended September 30, 2001 decreased to $6.9 million from $7.1 million, a decrease of $231,000, or 3% over the same period last year. Sales of IVD imaging systems decreased to $1.3 million from $1.5 million, a decrease of $152,000 or 10% from the same period last year. The decrease is due primarily to lower sales to international distributors. Sales of IVD imaging system supplies and services decreased to $3.7 million from $3.9 million, a decrease of $174,000 or 4% over the same period last year, primarily due to lower service revenue. Sales of small instruments and supplies increased $82,000 to $1.7 million, an increase of 5%. The increase is due primarily to increased sales of supplies and service for the instruments. Royalties and licensing revenues increased to $127,000 from $115,000 in the comparable period from the prior year.

         Revenues from the urinalysis segment totaled $5.2 million in the current period as compared to $5.5 million in the comparable period last year, a decrease of $313,000 or 6%. This reduction is due to decreased international sales of our urinalysis workstations. Revenues from the small laboratory devices segment increased $82,000 from the comparable period last year to $1.7 million. This increase is due primarily to increased sales of supplies and service for the instruments.

         Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 75% in the current period as compared to 70% in the comparable period from last year. The increase is primarily attributable to increased manufacturing overhead associated with improved quality assurance and inventory control processes. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 34% for the current period which was comparable to the same period last year. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 46% for the current period, as compared to 51% in the third quarter of last year. This decrease is due to manufacturing efficiencies from increased production volume as well as a change in product mix. The aggregate gross margin totaled 56% for the quarter ended September 30, 2001 as compared to 55% in the comparable period of the prior year.

         Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 44%, as compared to 43% in the third quarter of last year. Cost of goods for small laboratory devices as a percentage of revenues totaled 46% in the current period, as compared to 51% in the third quarter of the prior year. This decrease is due to manufacturing efficiencies from increased production volume as well as a change in product mix.

         Marketing and selling expenses totaled $931,000, compared to $835,000 for the comparable period of last year, an increase of $96,000, or 11%, due primarily to increased marketing efforts for our urinalysis business. Marketing and selling expenses as a percentage of net revenues were 13% in the quarter ended September 30, 2001, as compared to 12% in the same period last year.

         General and administrative expenses were $1.1 million, an increase of $69,000, or 7% from the comparable period in the prior year. This increase is due primarily to increased charges for legal fees and other professional services, as well as the cost of upgrading the Company’s internal information systems. General and administrative expenses for the period as a percentage of net revenue were 16% as compared to 15% in the same period in the prior year.

         Net research and development expenses increased to $1.1 million for the quarter ended September 30, 2001, as compared to $671,000 in the third quarter of last year, an increase of $413,000 or 62%. Net research and development expenses as a percentage of revenues increased to 16% in the quarter ended September 30, 2001 from 9% in the comparable period of the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $1.6 million from $1.0 million, an increase of $564,000 or 55% as compared to the same period of the prior year. The increase in total product technology expenditures is due primarily to increased spending under a major project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market and that our failure to complete this project on schedule could have a material and adverse effect on our business. We expect our net research and development expenses will continue at current levels during 2001.

         Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the quarter ended September 30, 2001 was $36,000 which was the same as in the comparable period in the prior year.

         Operating income for the quarter ended September 30, 2001 decreased to $664,000 as compared to $1.3 million in the comparable quarter of the prior year, principally as a result of increased research and development expenses.

         Interest expense decreased to $218,000 in the quarter ended September 30, 2001 from $243,000 in the comparable quarter of the prior year due to decreased interest rates on the credit facility and reduced indebtedness.

         For the quarter ended September 30, 2001, urinalysis segment profits decreased to $648,000 from $1.4 million in the comparable quarter of the prior year. This decrease is attributable to higher operating costs, particularly research and development. Segment profits for the small laboratory devices segment totaled $578,000, as compared to $467,000 in the comparable quarter of the prior year. The increase results from increased product sales and improved profit margins in that segment. Unallocated corporate expenses totaled $760,000 in the current period as compared to $701,000 in the same period last year. The increase was primarily due to higher charges incurred for legal and other professional services.

         The income tax provision for the quarter ended September 30, 2001 totaled $186,000, as compared to $422,000 in the quarter ended September 30, 2000. The decrease reflects the decreased taxable income experienced by the Company in 2001.

         Income from continuing operations decreased to $280,000, or $0.02 per diluted share, for the quarter ended September 30, 2001, as compared to $719,000, or $0.07 per diluted share, for the same period of the prior year.

         Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

         Net revenues for the nine months ended September 30, 2001 totaled $21.2 million, a slight decrease over the same period last year. Sales of IVD imaging systems decreased to $4.2 million from $5.0 million, a decrease of $747,000 or 15% from the comparable period last year. This decrease is due primarily to a drop in sales to international distributors. Sales of IVD system supplies and services increased to $11.6 million from $11.1 million, an increase of $586,000 or 5% over the comparable last year, primarily due to the larger installed base of urinalysis workstations. Sales of small instruments and supplies increased to $5.1 million from $4.8 million, an increase of $276,000 or 6% over the comparable period last year. Royalties and licensing revenues decreased to $249,000 from $541,000 in the same period last year. The decrease was due to the fact that the year ago period contained a nonrecurring $300,000 license fee in connection with expanded licensing of several existing patents.

         Revenues from the urinalysis segment totaled $16.1 million in the current nine-month period, down from $16.6 million in the comparable period last year. Higher sales of IVD system supplies and services were more than offset by lower sales of IVD imaging systems and royalties and licensing revenues. Revenues from the small laboratory devices segment increased to $5.1 million in the current nine-month period, as compared to $4.8 million in the same period last year, an increase of $276,000. This growth is due primarily to increased sales of supplies and service.

         Cost of goods for IVD systems as a percentage of sales of IVD systems totaled 73% in the current period as compared to 67% in the comparable period last year. The increase is primarily attributable to increased manufacturing overhead associated with improved quality assurance and inventory control processes and the effect of the amortization of certain capitalized software which began in June 2000. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 34% for the current period as compared to 38% for the same period last year. This decrease is due primarily to efficiencies derived from improved manufacturing processes. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 48% for the current period, as compared to 52% in the first nine months of the prior year. This decrease is primarily due to manufacturing efficiencies from increased production volume as well as a change in product mix. The aggregate gross margin totaled 55% for the current period as compared to 53% the same period last year.

         Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 44% for the nine months ended September 30, 2001 as compared to 46% in the same period last year. Lower cost of goods percentages in IVD system supplies and services more than offset the higher cost of goods percentages in the IVD systems area as well as the impact on revenues of the nonrecurring license fee in the year ago period. Cost of goods for small laboratory devices as a percentage of revenues totaled 48% in the current period as compared to 52% in the first nine months of 2000. This decrease is primarily due to manufacturing efficiencies from increased production volume.

         Marketing and selling expenses totaled $2.9 million for the nine months ended September 30, 2001, compared to $2.7 million in the same period last year, an increase of $215,000 or 8%. Marketing and selling expenses were 14% of net revenues in the current period as compared to 13% last year.

         General and administrative expenses increased to $3.3 million for the nine months ended September 30, 2001 as compared to $3.0 million for the comparable period last year, an increase of $279,000 or 9%. This increase is primarily due to increased charges for legal fees and other professional services. General and administrative expenses for the period as a percentage of net revenues were 16% in the current year as compared to 14% in the same period in the prior year.

         Net research and development expenses increased to $3.1 million for the nine months ended September 30, 2001 from $1.7 million, an increase of $1.4 million or 85% from the comparable period last year. Net research and development expenses as a percentage of revenues increased to 15% from 8% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $4.5 million from $2.5 million, an increase of $2.0 million or 77% as compared to the prior period. The increase in total product technology expenditures is due primarily to increased spending under a major project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is critical to maintaining our competitive position in the urinalysis market and that our failure to complete this project on schedule could have a material and adverse effect on our business. We expect our net research and development expenses will continue at current levels during 2001.

         Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for the nine months ended September 30, 2001 increased slightly to $109,000 from $107,000 in the comparable period in the prior year.

         Operating income for the first nine months of 2001 decreased to $2.2 million as compared to $3.8 million in the comparable period of the prior year, principally as a result of the increased research and development costs.

         Interest expense decreased to $655,000 for the nine months ended September 30, 2001 from $727,000 for the comparable period last year due to reduced indebtedness and lower interest rates on the credit facility.

         For the nine months ended September 30, 2001, urinalysis segment profits decreased to $2.6 million as compared to $4.1 million in the same period last year, a decrease of $1.5 million, or 37%. This decrease is largely due to higher operating expenses, particularly research and development. Segment profits for the small laboratory devices segment totaled $1.4 million in the current nine-month period as compared to $1.3 million in the same period last year. The improvement was the result of increased product sales and gross margins. Unallocated corporate expenses totaled $2.4 million in the current period as compared to $2.2 million in the comparable period last year, an increase of $143,000, which was primarily due to higher charges for legal and other professional services.

         The income tax provision for the nine months ended September 30, 2001 was $677,000, as compared to $1.2 million in the comparable year ago period. The decrease reflects the decreased taxable income experienced by the Company in 2001.

         Income from continuing operations decreased to $1.0 million or $0.09 per diluted share for the first nine months of 2001 as compared to $2.3 million, or $0.15 per diluted share for the first nine months of 2000.

Liquidity and Capital Resources

         Cash and cash equivalents decreased to $1.5 million at September 30, 2001 from $3.7 million at December 31, 2000. Cash flow provided by operations for the nine months ended September 30, 2001 decreased to $411,000 from $2.8 million for the comparable period last year. This decrease is primarily due to the payment of bonuses accrued in 2000 under the Company’s bonus plan, increased expenditures for research and development and increased inventory levels.

         Cash used by investing activities totaled $1.0 million for the nine months ended September 30, 2001, as compared to $576,000 in the same period last year. The increase is primarily due to the increase in expenditures for property and equipment as part of the Company’s efforts to upgrade its facilities, as well as increased software development costs under the Company’s research and development program.

         We have a credit facility with Foothill Capital Corporation, a Wells Fargo company, that consists of a $3.0 million term loan and a $4.0 million revolving line of credit. Borrowings under the revolving line of credit are limited to a percentage of eligible accounts receivable. The term loan bears interest at the lender’s prime rate (6.0% on September 30, 2001) plus 3.0%, and is payable in 36 equal monthly installments. The revolving line of credit bears interest at the lender’s prime rate plus 1.0%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees and is collateralized by a first priority lien on all the assets of the Company. It also contains financial covenants based primarily on tangible net worth and cash flow and imposes restrictions on acquisitions, capital expenditures and cash dividends. The credit facility was recently renewed as discussed below.

         We began a major project in 1999 to improve our urinalysis workstation product line. As a result, we expect continuing high levels of research and development expenditures in 2001. We plan to continue to fund this project with cash generated from operations.

         Net cash used by financing activities totaled $1.6 million and consisted primarily of partial payment of a recently refinanced subordinated note, principal payments made on the term loan and revolving line of credit described above, partially offset by funds received from the new term loan under our credit facility and exercise of stock options. As of September 30, 2001, we owed $2.7 million on the term loan and $362,000 on the revolving line of credit and were eligible to borrow an additional $1.2 million under the revolving credit line.

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

         We reduced our outstanding debt by $1.7 million in the first nine months of 2001 and, after considering the effect of the refinancing discussed above, we have scheduled principal payments totaling $2.3 million during the next twelve months. We anticipate needing additional funding next year and are currently exploring various funding opportunities.

Discontinued Business Operations

         We sold Perceptive Scientific Instruments, our genetic analysis business, in July 2000. Its principal product was the PowerGene family of genetic analyzers – IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. We sold the assets of the U.S. operations to Applied Imaging Corporation (Nasdaq: AICX) for 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and contingent cash payments tied to the future performance of Applied Imaging’s business. We retained the Houston-based research group, including its federally funded research grants, and changed the name of the group to Advanced Digital Imaging Research. We were unable to sell the international operations and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of Perceptive Scientific Instruments) into a voluntary liquidation under United Kingdom law. We have classified Perceptive Scientific Instruments as a discontinued operation for accounting purposes and have removed it from most of the discussion and financial information in this Quarterly Report and our other reports filed with the Securities and Exchange Commission after July 2000.

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

Recent Accounting Pronouncements

         Recent accounting pronouncements are discussed in Note 2 to the interim financial statements on page 9.

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

We May Face Interruption of Production and Services Due to Increased Security Measures in Response to Terrorism

         Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that maybe been affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

         There was no material change in the Company’s exposure to market risk on September 30, 2001 as compared to its market risk exposure on December 31, 2000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

                     (b) Reports on Form 8-K

         The Company filed one Current Report on Form 8-K during the quarter ended September 30, 2001. On September 20, 2001, the Company filed a Form 8-K announcing that it had dismissed PricewaterhouseCoopers, LLP as its independent accountants and had engaged BDO Seidman, LLP as its new independent accountants.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

By:	/s/ John Caloz

John Caloz Corporate Vice President, Finance And Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

Date: November 14, 2001

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

By:	/s/ John Caloz

John Caloz Corporate Vice President, Finance and Chief Financial Officer

 1