Form 10-K405
period 2001-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2002-04-01
CIK 319240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 1-9767

International Remote Imaging Systems, Inc.

Delaware	94-2579751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9172 Eton Avenue, Chatsworth, California 91311

(Address of principal executive offices) (Zip Code)

Telephone Number: (818) 709-1244

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (American Stock Exchange)

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      On March 12, 2002, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $18.3 million based upon the closing price of $2.30 per share of Common Stock as reported on the American Stock Exchange. Solely for the purpose of determining “non-affiliates” in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

      The Registrant had 10,374,359 shares of Common Stock outstanding on March 12, 2002.

      Part III incorporates information by reference from the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended December 31, 2001

i

PART I

Item 1.     Business

Overview

      We design, develop, manufacture, and market in vitro diagnostic, or IVD, imaging systems for urinalysis testing based on patented and proprietary automated intelligent microscopy, or AIM, technology for automating microscopic procedures performed in clinical laboratories, as well as special purpose centrifuges and other small instruments. Our microscopy technology combines our capabilities in automated specimen presentation, including our patented slide-less microscope, and proprietary high-speed digital processing hardware and software to classify and present images of microscopic particles in easy-to-view displays. Our systems provide customers better and more rapid results and labor cost-savings over manual methods of performing microscopy. We sell our products directly and through distributors to hospital and reference clinical laboratories, as well as to veterinary, physician office and research laboratories. We incorporated in California in 1979 and reincorporated in 1987 in Delaware.

      We pioneered our first urinalysis system in 1983 with the introduction of The Yellow IRIS family of workstations and we introduced a high volume, fully-automated urine pathology system, the Model 939UDx, in 2000. We believe our Iris Diagnostics division is the only supplier of laboratory systems that fully automate a complete urinalysis. We also provide ongoing sales of supplies and service for our urinalysis workstations. Most supplies are purchased under standing orders and, following an initial one year warranty period, the majority of customers purchase annual service contracts. During 2001, we also became the exclusive U.S. distributor for the ARKRAY Model AX-4280 Automated Urine Strip Analyzer. We recently received 510(k) clearance from the Food and Drug Administration to market this product in the United States and expect to begin offering it for sale in the second quarter of this year.

      Through our StatSpin subsidiary, we manufacture and market a variety of benchtop centrifuges, small instruments and supplies for the laboratory market. These products are used primarily for manual specimen preparation and dedicated applications in cytology, hematology and urinalysis. The urinalysis products appeal to laboratories and physician offices performing too few tests to justify the cost of an automated IVD imaging system.

      Our research and development subsidiary, Advanced Digital Imaging Research, LLC, assists in the advancement of proprietary imaging technology while conducting government-sponsored research and development in medical imaging and software, as well as contract research for corporate clients.

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

      Medical tests are performed either on the patient or on a specimen removed from the patient. In vitro diagnostic, or IVD, testing is conducted outside of the body in a laboratory apparatus using a specimen obtained from the patient (blood, urine, tissue, etc.) to identify or monitor a disease. The specimen is examined from the patient, usually in the clinical laboratory. Many IVD tests rely on chemical or simple physical measures of specific characteristics of the specimen. Over the last five decades, the chemical and particle-counting aspects of these tests have been largely converted from manual methods to automated instruments, such as clinical chemistry analyzers and blood cell counters. However, many other IVD tests still require a manual microscopy — the visual examination of the specimen through a microscope. Manual microscopy requires numerous steps, from specimen preparation to visual examination, making the method labor-intensive, cumbersome, potentially biohazardous, inefficient and imprecise. More time is spent in performing manual microscopy than in any other IVD testing procedure in the clinical laboratory. Even so, the vast majority of microscopic procedures are still performed manually.

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

The Company’s Strategy

      Our current objectives are to enhance our core business in urinalysis, continue market penetration of our existing products, expand the geographic markets for existing products and increase sales of related supplies and service. We are pursuing these objectives through the following strategies:

•	Enhancement of Existing Product and Continued Market Penetration. Our business plan emphasizes the development of new product enhancements that will lead to our next generation urinalysis workstation. Our goal is to provide a higher performance, lower-cost platform for our urinalysis workstations that will enable us to maintain a competitive advantage and penetrate the market for those laboratories and hospitals who are in need of cost-effective urinalysis technology.

•	Expanding into New Geographic Markets. We traditionally focused on domestic sales for our urinalysis workstations and in 1999 began to selectively market our product internationally. With international markets consolidating and focusing on increased productivity, we are continuing to introduce our urinalysis workstations in selected overseas markets where consolidation has already occurred and are developing relationships with local distributors.

•	Increasing Sales of Supplies and Service. Once our urinalysis workstation is installed, we generate significant recurring revenue from sales of supplies and service for its operation. We are expanding these revenues by installing more systems and increasing our product offering of supplies for our workstations.

AIM Technology

      An effective system for most automated microscopy applications requires technology for fast, consistent and easily discernible presentation of the specimen to the microscope (“front end processing”) and for rapidly capturing, analyzing, classifying, enhancing, arranging and displaying images of the specimen (“back end imaging”). Over the past twenty years, we have created and developed our patented and proprietary Automated Intelligent Microscopy, or AIM, technology to address both of these requirements. AIM technology involves the synthesis of visual microscopy, digital image processing and automated image interpretation/pattern recognition to analyze microscopic specimens.

      Traditional urine sediment analysis requires manual preparation of a slide from the specimen requiring several steps, including centrifugation followed by carefully positioning, staining and coverslipping a sample extracted from the specimen. The slide is then placed under the microscope and manually manipulated and scanned by a technologist. This procedure is time-consuming, imprecise, and potentially hazardous. In contrast, our patented slide-less microscope automates the front end processing and allows microscopic examination of a moving specimen precisely positioned in a stream of fluid. This eliminates the need for manual slide preparation, manipulation and scanning. The slide-less microscope positions the specimen to within microns as it flows past the microscope at high-speed ensheathed in a larger stream of fluid. This method of alignment, particle orientation, focus and measurement is called “imaging flow cytometry.” We hold a patent on this method, and we are unaware of any other company that has developed similar technology.

      Once the specimen is located and presented to the microscope, AIM’s back end processing automatically captures, digitizes, classifies, organizes and presents the microscopic images displayed on a video monitor for review by the medical specialist. These digital images of the specimen can then be stored on magnetic or optical media for later retrieval, even years later.

Products

Urinalysis Systems

      Our principal product is our family of urinalysis workstations. These systems require customers to make substantial capital investments and are designed for sale to hospitals and clinical laboratories performing a large number of IVD tests. Our urinalysis workstations are used nationwide, including hospitals affiliated with more than 80% of all U.S. medical schools. Diagnostic automated systems are designed for workloads ranging from the largest hospitals to smaller laboratories and process anywhere from a few specimens to hundreds per day.

      We have two basic models: The Model 500 Urine/ Fluids Workstation which can also perform IVD imaging tests on a number of body fluids other than urine, including cerebrospinal, peritoneal, pleural, pericardial, synovial and seminal fluids as well as peritoneal dialyzates and lavages. The Model 939UDx, is a fully-automated, walk away system designed for laboratories testing medium to high numbers of urine specimens. The Model 939UDx can transmit final test results directly to the laboratory computer without operator intervention. The key advantage of the 939UDx models over the Model 500 is that they are fully automated and walk away. Our urinalysis workstations currently have prices ranging from $100,000 to $195,000.

      We also are the exclusive U.S. distributor of the ARKRAY Aution MaxTM AX-4280 Automated Urine Strip Analyzer. The AX-4280 is the world’s smallest, fully walk away urine chemistry strip reader designed around a universal sample transfer rack system that provides automatic, unattended batch processing. The AX-4280 is manufactured by ARKRAY, Inc., of Kyoto, Japan.

      We ceased distribution of the IRIS/Sysmex UF-100 urine cell analyzer in 2001 following a dispute with Sysmex regarding our exclusive distribution rights. We were unable to resolve our differences with Sysmex through negotiations and decided not to pursue legal action. We based this decision on our assessment that the product’s market potential was insufficient to justify the legal expense of enforcing our contractual rights to the product. This product did not account for any sales in either 2001 or 2000.

System Supplies and Service

      We realize significant recurring revenue from sales of supplies used in the operation of our urinalysis workstations and from their service and repair. These supplies include the sheath fluid used to position the particles and cleanse the system in slide-less microscopy and “controls” used in monitoring the performance quality of the systems. We also sell the CHEMSTRIP/IRIStrip for testing urine chemistry on some or our workstations. CHEMSTRIP/IRIStrips urine test strips are produced for us through a distribution agreement with Roche Diagnostics. Roche Diagnostics has exercised its right to terminate the distribution agreement effective in 2003. They will continue to supply CHEMSTRIP/IRIStrips for our installed base of workstations after termination until 2009. We plan to phase out their test strips. After termination, we will be permitted to modify our workstations to accommodate other test strip readers.

Small Instruments and Supplies

      We also manufacture and market a variety of small instruments and supplies for the clinical laboratory market through our StatSpin subsidiary. Some of these products complement our line of urinalysis systems because they appeal to smaller laboratories and physician offices that do not perform enough tests to justify the capital cost of a large automated system. StatSpin’s technologically advanced small benchtop centrifuges prepare certain biological specimens for instrumental or microscopic examination in a fraction of the time required by larger, common laboratory centrifuges. They have proven ideal for on-demand, point-of-use testing in hospitals, physicians’ offices and veterinary laboratories. The basic StatSpin centrifuge unit is adaptable to a variety of uses through application-specific rotors and consumables. Noted for their compact design and simple, quiet, and unobtrusive operation, they are well-suited to laboratories in which technicians are located close to the equipment. These products also serve integrated healthcare providers who want to purchase systems and supplies for a variety of clinical settings (both large and small) from one supplier. This category of products includes special-purpose centrifuges, digital refractometers for measuring the specific gravity of urine, the CenSlide System for manual microscopic examination of urine and other supplies intended primarily for specimen preparation.

Summary of Revenues by Product Line for Each Segment

      The following tables present a summary of revenues for each segment by product line for the three years ended December 31, 2001:

		Small
		Laboratory
For the Year Ended December 31, 2001	Urinalysis	Devices	Total

Sales of IVD systems	$5,824,832	$—	$5,824,832
Sales of IVD system supplies and service	15,735,336	—	15,735,336
Sales of small instruments and supplies	—	6,694,145	6,694,145
Royalty and license revenues	393,356	—	393,356

Total	$21,953,524	$6,694,145	$28,647,669

		Small
		Laboratory
For the Year Ended December 31, 2000	Urinalysis	Devices	Total

Sales of IVD systems	$6,981,886	$—	$6,981,886
Sales of IVD system supplies and service	14,849,392	—	14,849,392
Sales of small instruments and supplies	—	6,209,967	6,209,967
Royalty and license revenues	601,511	—	601,511

Total	$22,432,789	$6,209,967	$28,642,756

		Small
		Laboratory
For the Year Ended December 31, 1999	Urinalysis	Devices	Total

Sales of IVD systems	$6,505,821	$—	$6,505,821
Sales of IVD system supplies and service	13,611,676	—	13,611,676
Sales of small instruments and supplies	—	5,297,385	5,297,385
Royalty and license revenues	310,587	—	310,587

Total	$20,428,084	$5,297,385	$25,725,469

Backlog

      We did not have a material amount of backlog at December 31, 2001 or 2000. The Company believes that backlog is not necessarily indicative of sales for any succeeding period.

Research and Development

      We maintain an active research and development program to continually enhance our urinalysis systems and centrifuges. Our product technology investments (including amounts reimbursed by third parties under research and development contracts) totaled $6.0 million in 2001, $3.8 million in 2000 and $1.9 million in 1999.

      During 1999, we began a major project to completely redesign our family of urinalysis workstations and develop the next generation operating platform. We have devoted substantially all of our research and development efforts to this project over the past year, increasing our net research and development in 2001 by $1.4 million, to $3.9 million from the previous year. By incorporating more than 20 years of experience and the latest developments in computer technology, we expect to (1) significantly improve the speed and image quality of our workstations, (2) further reduce the time required to operate the system and (3) reduce our cost of goods and our historical dependence on single-source suppliers by incorporating more “off-the-shelf” components. Significant progress was made in 2001, and we plan to continue this development effort in the current year.

      We sold our genetic analysis business in July 2000, but we retained the Houston-based research group and changed the name to Advanced Digital Imaging Research, LLC (ADIR). ADIR is a research and development organization specializing in digital imaging software and algorithm development for IRIS and government entities. Under a typical government grant program, the government has the right to use any new technology royalty-free, but ADIR retains the right to commercially exploit the new technology. ADIR applies for government grants with potential application to the imaging part of our business. We believe ADIR’s existing government research grants are sufficient to fund all of its planned operations through at least 2002. ADIR also performs some of our internal research and development work as well as contract research for corporate clients.

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

      In 1995, we entered into a project with Poly/ UA Systems, Inc. for development of several new products to enhance automated urinalysis. Subsequently, certain disputes arose with the Poly/ UA shareholders. In 1999, we acquired approximately 77% of the outstanding shares of Poly/ UA stock in a tender offer for a package of IRIS securities with an estimated value of up to $1.5 million. We subsequently acquired the remaining shares of Poly/ UA common stock in privately negotiated transactions. We now own 100% of the outstanding common stock of Poly/ UA Systems.

Marketing and Sales

      In the United States, we sell and service our products through our own sales and service forces. Sales activities consist of direct sales by field sales representatives, telemarketing to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and after-sales support to customers in the operation of their systems. In addition to our sales activities, we promote our products through advertising in trade journals, attendance at trade shows, direct mail, and Company website. All sales of our workstations include installation, customer training and a one-year warranty. Our small instruments, targeted primarily at smaller customers, are sold through distributors.

      Internationally, we sell and service our products through distributors in selected markets around the world. The global economic downturn in 2001 directly impacted our distributors ability to purchase our high end capital equipment and sell these new systems into their respective country markets. By the end of 2001, in anticipation of a strengthening international market, we expanded our international team to include a Director of International Sales and Marketing and a Director of Global Business Development, with an aim of capitalizing on unfulfilled demand. Our StatSpin subsidiary, on the other hand, entered into a new distribution agreement with Science International Corp. of China covering our proprietary CenSlide Urinalysis System. We believe there is significant potential for long-term growth opportunities in China.

      We also maintain a rental program for our urinalysis workstations. Under the terms of the rental agreements, payments generally are based on the number of tests performed, with a guaranteed monthly minimum payment. We are responsible for supply and service of the systems. Alternatively, some customers lease our workstations from medical equipment leasing companies that, in turn, purchase the systems from us.

      We market most of the supplies used in the operation of our urinalysis workstations and maintain these systems through our own national service organization domestically, and through our distributor network internationally. Service (after a one-year warranty period) is generally sold under an annual service contract or, less frequently, on a per-call basis.

Competition

      Our primary product is the IRIS urinalysis workstation. The principal competitive factors in the urinalysis market are cost-per-test, ease of use, and quality of result. We believe our workstation competes favorably with regard to these factors in its target markets.

      Bayer Diagnostics and Roche Diagnostics sell lines of urine test strips that are used in determining the concentration of various chemical substances found in urine. Despite the Company obtaining FDA clearance to claim improved performance of our urinalysis workstations over urine test strip measures in detecting microscopic abnormalities in urine, a substantial portion of the urinalysis market has subscribed to the theory that these test strips can be relied upon to reduce the number of microscopic examinations. We believe that this is largely due to laboratories’ reacting to cost-cutting pressures and has resulted in significantly slower growth in the demand for microscopic examinations at certain hospitals and reference laboratories. As urine chemistry test strips remain a large segment of the urinalysis market and a revenue source for the Company, the exclusive US distribution agreement with ARKRAY for the Aution Max AX-4280 Automated Urine Strip Analyzer offers a competitive alternative in the form of a compact, high-throughput analyzer with a complete test strip menu.

      Our urinalysis workstations currently support only automated test strip readers supplied by Roche Diagnostics, and some potential customers who have previously purchased automated test strip readers from Bayer Diagnostics (the dominant company in the urine test strip business) cannot connect those readers to our workstations. Our ability to modify our workstations to support a connection to test strip readers from Bayer Diagnostics and other suppliers is presently subject to significant restrictions under our existing agreements with Roche Diagnostics. Roche Diagnostics has exercised its right to terminate these agreements effective in 2003. After termination, we will be permitted to modify our workstations to accommodate other test strip readers.

      Sysmex Corporation markets its automated urine sediment analyzers globally, and remains the Company’s chief competitor in the urinalysis business segment. The Sysmex systems, although automated and easy to use, do have several limitations. The systems are not capable of direct integration of both the chemistry and sediment analysis of urine. Additionally, these systems are limited in terms of the number of automatically reported analytes and cannot perform body fluid analysis. When further examination is needed, Sysmex systems, which do not use image analysis, require the technologist to remove the sample, prepare a slide and conduct a manual microscopic analysis.

      We are also experiencing increased domestic competitive pressures in the urinalysis market due to the ongoing consolidation of both hospitals and medical device suppliers. Large hospital chains and groups of affiliated hospitals are negotiating comprehensive supply contracts with the larger medical device suppliers, who can offer one-stop shopping for laboratory instruments, supplies and service. In addition, they typically offer the hospitals annual rebates based on the total volume of business with the suppliers. These rebates create financial incentives against purchasing instruments or supplies from others and act as a barrier to the penetration of hospital laboratories covered by the contract.

Intellectual Property

      Our commercial success depends on our ability to protect and maintain our proprietary rights. We protect our proprietary technology by filing various patent applications. We have received numerous United States patents for our AIM technology and related applications, as well as a number of corresponding foreign patents. These patents also cover developments in image analysis and blood processing. A number of additional patent applications are pending in the United States and abroad. These patents also cover image analysis, urine and blood processing. Also, numerous patents relating to digital refractometers, centrifuges, automated slide handling and disposable urinalysis products were acquired in various acquisitions.

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

      We claim copyright in our software and the ways in which it assembles and displays images, and have filed copyright registrations with the United States Copyright Office. We also own various federally registered trademarks, including “IRIS,” “The Yellow IRIS” and “StatSpin.” We own numerous other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions. We intend to aggressively protect our copyrights and trademarks.

Government Regulations

      Most of our products are subject to stringent government regulation in the United States and other countries. These laws and regulations govern product testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising, and promotion. The regulatory process can be lengthy, expensive and uncertain, and securing clearances or approvals often requires the submission of extensive testing of data and other supporting information. If we don’t comply with regulatory requirements, we may be subject to fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Further, any change in existing federal, state or foreign laws or regulations, or in their interpretation or enforcement, or the enactment of any additional laws or regulations, could affect us both materially and adversely.

      In the United States, the FDA regulates medical devices under the Food, Drug, and Cosmetic Act (the “FDC Act”). Before a new medical device can be commercially introduced in the United States, the manufacturer usually must obtain FDA clearance by filing a pre-market notification under Section 510(k) of the FDC Act (a “510(k) Notification”) or obtain FDA approval by filing a pre-market approval application (a “PMA Application”). The PMA Application process is significantly more complex, expensive, time-consuming and uncertain than the 510(k) Notification process. To date, we have cleared all of our regulated products with the FDA through the 510(k) Notification process. We cannot guarantee that we will be able to use the 510(k) Notification process for future products. Furthermore, FDA clearance of a 510(k) Notification or approval of a PMA Application is subject to continual review, and the subsequent discovery of previously unknown facts may result in restrictions on a product’s marketing or withdrawal of the product from the market.

      We are also required to register as a medical device manufacturer with the FDA and comply with FDA regulations concerning good manufacturing practices for medical devices (“cGMP Standards”). In 1997, the FDA expanded the scope of the cGMP Standards with new regulations requiring medical device manufacturers to maintain control procedures for the design process, component purchases and instrument servicing. The FDA periodically inspects our manufacturing facilities for compliance with cGMP Standards. We believe that we are in substantial compliance with the expanded cGMP Standards.

      The FDA also regulates computer software of the type used in our urinalysis workstations and is currently reevaluating the regulation of such software. We can’t predict the extent to which the FDA will regulate such software in the future.

      Labeling, advertising and promotional activities for medical devices are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also enforces statutory and policy prohibitions against promoting or marketing medical devices for unapproved uses.

      Many states have also enacted statutory provisions regulating medical devices. The State of California’s requirements in this area, in particular, are extensive, and require registration with the state and compliance with regulations similar to the cGMP Standards established by the FDA. While the impact of such laws and regulations has not been significant to date, it is possible that future developments in this area could affect us both materially and adversely.

      In addition to domestic regulation of medical devices, many of our products are subject to regulations in foreign jurisdictions. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. We have not yet applied for regulatory clearances or approvals to market our urinalysis workstation in most of these foreign countries. Our business strategy includes expanding the geographic distribution of these and other products, and we cannot guarantee that we will be able to secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and we cannot be sure that new laws or regulations will not have a material adverse effect on our existing business or future plans. Among other things, CE Mark certification is, or may soon be, required for the sale of many products in certain international markets such as the European Community. We secured CE Mark certification for our urinalysis workstations in 2001.

      The Company is in the process of obtaining the ISO 9001 certification and expects to obtain this certification sometime in 2002.

      Our products are also subject to regulation by the United States Department of Commerce export controls, primarily as they relate to the associated computers and peripherals. We have not experienced any material difficulties in obtaining necessary export licenses to date.

Segment and Geographic Information

      See Note 16 to the Consolidated Financial Statements, “Segment and Geographic Information,” for financial information regarding our operating segments and geographic areas.

Employees

      We had 137 full-time employees at December 31, 2001 and 123 full-time employees at December 31, 2000. We also use outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and we believe that our employee relations are satisfactory.

Item 2.     Properties

      We lease all of our facilities. The leases expire at various times over the next five years. Our headquarters are located at 9172 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leaseholds as of March 12, 2002:

	Approximate Floor	Monthly
Location	Space (Sq. Ft.)	Rent	Use

Chatsworth, CA	51,000	$32,300	Sales and Marketing, Research and Development, Manufacturing and Corporate Administration
Norwood, MA	11,000	$7,800	Sales and Marketing, Research and Development and Manufacturing
League City, TX	4,000	$6,300	Research and Development

      We leased additional contiguous space at our Chatsworth facility in January 2002 and believe our facilities are now adequate to meet our current needs.

Item 3.     Legal Proceedings

      We are not presently involved in any litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matters to vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      IRIS Common Stock is traded on the American Stock Exchange under the symbol “IRI.” The closing price of the Common Stock on March 12, 2002 was $2.30 per share. The table below sets forth high and low closing prices reported by American Stock Exchange for the period January 1, 2000 through December 31, 2001:

	Price Per Share

	High	Low

Fiscal 2001
First Quarter	$2.20	$1.31
Second Quarter	2.25	1.50
Third Quarter	3.11	2.15
Fourth Quarter	3.00	2.20
Fiscal 2000
First Quarter	$3.69	$.69
Second Quarter	2.44	1.13
Third Quarter	2.69	1.56
Fourth Quarter	2.00	1.06

      In October 2001, we issued a five-year stock warrant to purchase 45,045 shares of common stock at $2.22 in connection with services provided by our investor relations firm. The warrant is part of their overall compensation package for one year of services. We believe the investor relations firm is an “accredited investor” under Regulation D and has acquired the warrant for its own account and not with a view to resale or distribution. We did not engage in general solicitation or advertising, and the securities issued in the transaction bear appropriate restrictive legends concerning the registration requirements of the Securities Act of 1933. We believe this transaction was exempt from the registration requirements of the Securities Act of 1033 based Section 4(2) of the Securities Act of 1933.

      As of March 12, 2002, we had approximately 3,900 holders of record of our common stock.

      We intend to use all available funds in business development and debt repayment. As a result, we do not expect to pay any cash dividends for the foreseeable future. Furthermore, we may not pay any cash dividends on the common stock, or repurchase any shares of the common stock, without the written consent of our lender, and the holders of a majority of the outstanding shares of Series B Preferred Stock.

Item 6.     Selected Financial Data

      This information as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, is derived in part from, and should be read in conjunction with, the our Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

	Year Ended December 31,

	2001	2000(1)	1999(1)	1998(1)	1997(1)

	(In thousands, except per share data)
Financial Statement Data
Net revenue	$28,648	$28,643	$25,725	$21,581	$20,724
Operating income from continuing operations	3,306	5,152	390	2,202	1,007
Interest and other expense, net	(740)	(763)	(947)	(1,115)	(1,099)
Income (loss) from continuing operations	1,539	2,794	(1,088)	667	(58)
Income (loss) from continuing operations per share — basic	.15	.29	(.15)	.11	(.01)
Income (loss) from continuing operations per share — diluted	.14	.27	(.15)	.09	(.01)
Working capital	8,636	8,472	5,092	3,570	1,650
Total assets	26,503	28,288	26,661	32,107	32,735
Long term debt, including current portion	5,249	7,500	8,700	10,442	10,942
Total liabilities	10,538	14,668	16,439	17,108	17,942
Shareholders’ equity	15,965	13,619	10,222	14,999	14,792
OTHER FINANCIAL DATA
Operating income from continuing operations as adjusted(2)	3,306	5,152	4,549	2,395	2,346

(1)	The year ended December 31, 1997 includes unusual charges totaling $1.3 million relating to expenses for litigation and assets related to the White IRIS leukocyte differential analyzer program, the write-down of deferred private offering costs and the write-off of goodwill no longer considered recoverable. The year ended December 31, 1998 includes unusual charges totaling $193,000 primarily for legal expenses associated with an arbitration matter. Unusual charges in the year ended December 31, 1999 totaled $4.2 million and primarily relate to a litigation settlement, write off of assets related to the White IRIS leukocyte differential analyzer program and a retirement agreement.

(2)	Operating income from continuing operations as adjusted represents operating income from continuing operations before unusual charges of $1.3 million, $193,000 and $4.2 million in the years ended December 31, 1997, 1998 and 1999, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We generate revenues primarily from sales of our urinalysis workstation, an in vitro diagnostic, or IVD, imaging system based on our patented and proprietary AIM technology, and the related supplies and service required to operate this workstation. We also earn revenues from sales of ancillary lines of small laboratory instruments and supplies.

      We make significant investments in research and development for new products and enhancements to existing products. We fund our research and development programs primarily with internal funds, but we also receive grants from the National Institutes of Health and to a lesser extent, contracts from third parties. The following table summarizes total product technology expenditures for the periods indicated:

	Year Ended December 31,

	2001	2000	1999

	(in thousands)
Research and development expense, net	$3,861	$2,526	$1,124
Capitalized software development costs	867	279	248
Reimbursed costs for research and development grants and contracts	1,233	972	535

Total product technology expenditures	$5,961	$3,777	$1,907

Results of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000.

      Net revenues for the year ended December 31, 2001 were virtually unchanged from the prior year. Sales of IVD imaging systems decreased to $5.8 million from $7.0 million, a decrease of $1.2 million, or 17% from the last year. The decrease is primarily due to decreased sales to international distributors. IVD imaging system sales consist of sales of our urinalysis workstations. Workstation sales have been relatively stable from quarter to quarter. However, we plan to introduce a significantly upgraded model later this year on a new operating platform pending clearance from the Food and Drug Administration. The failure to make a successful and timely transition to the upgraded model would have a material and adverse affect on IVD imaging system sales. This is an inherent risk in any major upgrade to products in our industry.

      Sales of IVD imaging system supplies and services increased to $15.7 million from $14.9 million, an increase of $886,000 or 6% over last year, primarily due to the larger installed base of urinalysis workstations. Royalties and licensing revenues decreased to $393,000 from $602,000 in the prior year. The prior year’s revenue was higher because it contained a $300,000 license fee related to expanded licensing of several existing patents.

      Revenues from the urinalysis segment totaled $22.0 million in the current period, down slightly from $22.4 million in the prior year. Revenues from the small lab devices and supplies segment increased to $6.7 million from $6.2 million, an increase of $484,000 or 8%. The increase is due to the launch of new products into the veterinary market and increased sales in the international markets.

      Cost of goods sold for IVD imaging systems as a percentage of sales of IVD imaging systems totaled 78% in the current period as compared to 62% last year. The increase is primarily attributable to increased manufacturing overhead associated with improved quality assurance and inventory control processes and the effect of the amortization of certain capitalized software, which began in June 2000. Cost of goods sold for IVD imaging system supplies and services as a percentage of sales of such products decreased to 34% for the current period as compared to 37% for the same period last year. This decrease is due primarily to efficiencies derived from higher volumes and improved manufacturing processes. Cost of goods sold for small instruments and supplies as a percentage of sales of this segment totaled 47% for the current year as compared to 52% in the prior year. This decrease is primarily due to manufacturing efficiencies from increased production volume as well as a change in product mix.

      Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 46%, up slightly from 44% in the prior year. The aggregate gross margin totaled 54% for the year ended December 31, 2001, which is comparable with the prior year.

      Marketing and selling expenses totaled $3.8 million, compared to $3.6 million last year, an increase of $284,000 or 8%, due primarily to increased marketing efforts in the urinalysis segment as well as upgraded sales efforts in the small lab devices segment. Marketing and selling expenses as a percentage of net revenues were 13% in 2001, up slightly from 12% in 2000.

      General and administrative expenses increased $189,000 to $4.4 million from $4.2 million in the prior year. This increase is primarily due to additional charges for legal fees and other professional services. General and administrative expenses represented 15% of net revenue, comparable to the prior year.

      Net research and development expenses increased to $3.9 million for the year ended December 31, 2001, as compared to $2.5 million in 2000, an increase of $1.4 million or 56%. Net research and development expenses as a percentage of revenues increased to 13% in 2001 from 9% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $6.0 million from $3.8 million, an increase of $2.2 million or 58% as compared to the prior year. The increase in total product technology expenditures is due primarily to increased spending under a major project begun in 1999 to improve our urinalysis workstation product line. We believe this project is important to maintaining our competitive position in the urinalysis market and that our failure to successfully complete this project on schedule could have a material and adverse effect on future system sales. We expect our net research and development expenses to remain approximately the same or decrease slightly in 2002.

      Amortization of intangible assets reflects the amortization of acquired intangible assets and patents and is essentially unchanged in 2001 from the prior year.

      Interest expenses decreased to $859,000 in 2001 from $979,000 in the prior year due to reduced indebtedness and lower interest rates corresponding to a drop in our lender’s prime rate.

      For the year ended December 31, 2001, urinalysis segment profits decreased to $3.7 million from $5.8 million in the prior year. The decrease is attributable to the higher operating expenses described above. Segment profits for the small lab devices segment totaled $1.9 million, as compared to $1.6 million in the prior year. Increased product sales, along with improved profit margins in the segment, contributed to this increase. Unallocated corporate expenses were up slightly in 2001 as compared to the prior year, primarily due to increased charges for legal fees and other professional services.

      The income tax provision for the year ended December 31, 2001, totaled $1.0 million, as compared to $1.6 million in 2000, due to the reduction in taxable income. This tax provision is a non-cash item, since the Company has significant deferred tax assets.

      Income from continuing operations decreased to $1.5 million, or $0.14 per diluted share, for the year ended December 31, 2001 as compared to income from continuing operations of $2.7 million, or $0.27 per diluted share, for the prior year.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

      Net revenues for the year ended December 31, 2000 increased to $28.6 million from $25.7 million, an increase of $2.9 million, or 11% over the prior year. Sales of IVD imaging systems increased to $7.0 million from $6.5 million, an increase of $476,000, or 7% from the prior year. The increase was due primarily to higher sales to domestic hospitals, partially offset by decreased sales to international distributors. Sales of IVD imaging system supplies and services increased to $14.8 million from $13.6 million, an increase of $1.2 million or 9% over the prior year, primarily due to the larger installed base of urinalysis workstations. Sales of small instruments and supplies increased to $6.2 million from $5.3 million, an increase of $913,000, or 17%. The increase was due primarily to increased sales of small instruments. Royalties and licensing revenues increased to $602,000 from $311,000 in the prior year. The increase was due to a $300,000 license fee in connection with expanded licensing of several existing patents.

      Revenues from the urinalysis segment totaled $22.4 million in 2000 as compared to $20.4 million in the prior year, an increase of $2.0 million or 10%. This growth was due to increased sales of our urinalysis workstations and increased sales of related system supplies and services to the growing installed base. Revenues from the small laboratory devices segment increased to $6.2 million in 2000, as compared to $5.3 million in the prior year, an increase of $913,000. This growth was due primarily to increased sales of small instruments.

      Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 62% in 2000 as compared to 66% in the prior year. The decrease was primarily attributable to a relatively lower proportion of low margin international sales in 2000. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products decreased to 37% for 2000, as compared to 44% for the same period in the prior year. This decrease was due primarily to efficiencies derived from higher volumes and improved manufacturing processes. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 52% for the current year and is comparable to last year. The aggregate gross margin totaled 54% for the year ended December 31, 2000 as compared to 49% in the prior year.

      Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 44% in 2000, as compared to 50% in the prior year. This decrease was primarily due to improvements in the manufacturing process, as well as changes in the international/domestic sales mix and the impact on revenues of the license fee. Cost of goods for small laboratory devices as a percentage of revenues totaled 52% in 2000, which was comparable with the prior year.

      Marketing and selling expenses totaled $3.6 million, compared to $3.3 million in the prior year, an increase of $255,000, or 8%, due primarily to increased promotional activities associated with our urinalysis workstation. Marketing and selling expenses as a percentage of net revenues declined to 12% in 2000 as compared to 13% in 1999.

      General and administrative expenses increased to $4.2 million from $3.5 million, an increase of $764,000 or 22% from the prior year. This increase was primarily due to accrued management bonuses based on improved profitability. General and administrative expenses for the period, as a percentage of net revenue, was 15% as compared to 13% in the prior year.

      Net research and development expenses increased to $2.5 million for the year ended December 31, 2000, as compared to $1.1 million in 1999, an increase of $1.4 million or 125%. Net research and development expenses as a percentage of revenues increased to 9% in 2000 from 4% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $3.8 million from $1.9 million, an increase of $1.9 million or 100% as compared to the prior year. The increase in total product technology expenditures was due to increased spending under a major project begun in 1999 to improve our urinalysis workstation product line.

      Amortization of intangible assets reflects the amortization of acquired intangible assets and patents. Amortization of intangible assets for 2000 decreased to $143,000 from $231,000, a decrease of $88,000 or 38% from the prior year. The decline was the result of the write-off in the third quarter of 1999 of the White IRIS and deferred warrant costs.

      The results of operations for the year ended December 31, 2000 do not include any unusual expenses as compared to $4.2 million in the prior year. The prior year’s expenses related primarily to the settlement with Poly/UA ($1.7 million), legal expenses for an arbitration with the former owner of our genetic analysis business ($392,000), the write-off of the White IRIS ($797,000) and related deferred warrant costs ($807,000).

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

      For the year ended December 31, 2000, urinalysis segment profits increased to $5.8 million from $3.7 million in the prior year. This increase was attributable to higher revenues and lower operating expenses described above, as well as the fact that the 1999 segment profit figure included the effect of $1.7 million of write-offs which did not recur in 2000. Segment profits for the small laboratory devices segment totaled $1.6 million, as compared to $1.4 million in the prior year. The increase results from increased product sales in that segment. Unallocated corporate expenses totaled $3.0 million in the current period as compared to $5.6 million in the prior year. The decrease was due primarily to the fact that 1999’s figures included charges related to the arbitration with the former owner of our genetic analysis business, the settlement with Poly/UA and expenses associated with the Office of the Chief Executive and Board of Directors, which did not recur in 2000.

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

Liquidity and Capital Resources

      Cash and cash equivalents decreased to $2.3 million at December 31, 2001 from $3.7 million at December 31, 2000. Cash provided by operations for the year ended December 31, 2001 decreased to $2.7 million from $3.5 million in the prior year, primarily due to the drop in net income, as described above. Our primary source of liquidity is cash from operations which depends heavily on sales of our urinalysis workstations. Workstation sales have been relatively stable from quarter to quarter. However, we plan to introduce a significantly upgraded model on a new operating platform later this year pending 510(k) clearance from the Food and Drug Administration. The failure to make a successful and timely transition to the upgraded model would have a material and adverse affect on workstation sales and, consequently, our liquidity. This is an inherent risk in any major upgrade to products in our industry.

      Cash used in investing activities totaled $1.8 million in 2001, as compared to $938,000 in the prior year. The increase is primarily due to the increase in expenditures for property and equipment as part of our efforts to upgrade the facilities, as well as increased software development costs under the Company’s research and development program.

      Net cash used by financing activities totaled $2.2 million and consisted primarily of net principal payments under the credit facility and principal payments of our subordinated note payable, partially offset by funds received from the exercise of stock options and warrants.

      In February 2002, we refinanced our Foothill Capital Corporation credit facility and replaced it with a new $8.0 million credit facility with California Bank and Trust. The new facility consists of two term loans totaling $1.5 million and a $6.5 million revolving line of credit. The term loans mature in February 2007 while the line of credit is renegotiated in June 2004. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable and inventory. The entire credit facility bears interest at the lender’s prime rate, or the LIBOR rate plus 2.0%. We believe the new credit facility is a significant improvement to the Company’s liquidity position, as it provides increased borrowing capacity at a much lower cost than the previous credit arrangement.

      We reduced our outstanding debt by $2.2 million in 2001 and, after considering the effect of the refinancing discussed above, we have scheduled principal payments totaling $1.4 million during the next twelve months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for at least a year.

Discontinued Business Operations

      We sold Perceptive Scientific Instruments, our genetic analysis business, in July 2000. Its principal product was the PowerGene family of genetic analyzers — IVD imaging systems for karyotyping, DNA probe analysis and comparative genomic hybridization. We sold the assets of the U.S. operations to Applied Imaging Corporation (NASDAQ: AICX) for 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and contingent cash payments tied to the future performance of Applied Imaging’s business. We retained the Houston-based research group, including its federally funded research grants, and changed the name of the group to Advanced Digital Imaging Research, LLC. We were unable to sell the international operations and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of Perceptive Scientific Instruments) into a voluntary liquidation under United Kingdom law. We have classified Perceptive Scientific Instruments as a discontinued operation for accounting purposes and have removed it from most of the discussion and financial information in this Annual Report and our other reports filed with the Securities and Exchange Commission after July 2000.

New Accounting Pronouncements

      In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

      The Company’s previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $188,911. Amortization expense during the year ended December 31, 2001 was $34,692. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

Shareholders’ Rights Plan

      We have a shareholders’ rights plan. The rights are not presently exercisable. They become exercisable only if a person or group acquires 20% or more of our common stock, or announces a tender offer for 20% or more of our common stock, without board approval. If the rights are triggered, all common stockholders (except the hostile party) will be entitled to purchase shares of common stock (or the economic equivalent in preferred stock) at a price based on a substantial discount from the market price of the common stock. The Board of Directors may terminate the plan at any time or redeem the rights prior to their becoming exercisable. The rights expire on December 22, 2009.

Market Risk

      Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes.

Interest Rates

      We rely significantly on long- and short-term fixed and variable rate debt in our capital structure. We do not use interest rate swaps to manage any of our floating-rate debt obligations. As of December 31, 2001, our debt obligations consisted of (1) $3.1 million subordinated loan outstanding at a variable rate of prime plus 2.0% and (2) $2.4 million term loan outstanding at a variable rate. The variable rate obligation is based upon the lender’s prime rate. See “— Liquidity and Capital Resources.” Assuming an increase of one-half of a percentage point in the lender’s prime rate on January 1, 2001 and no principal payments for the remainder of the year, our total interest expense would increase by less than $100,000 for 2001 as compared to 2000.

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

•	unexpected technical and marketing difficulties inherent in major product development efforts such as the new platform for our urinalysis workstation;

•	the potential need for changes in our long-term strategy in response to future developments;

•	future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by our products;

•	rapid technological change in the microelectronics and software industries; and

•	increasing competition from imaging and non-imaging based in vitro diagnostic products.

      We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 to this Annual Report. Stockholders should understand that the uncertainties and other factors identified in this Annual Report and in Exhibit 99 are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Item 8.     Financial Statements and Supplementary Data

      The financial statements are listed in the Index to Financial Statements in Part IV, Item 14(a) 1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      See the Company’s 8K filed on September 20, 2001.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Incorporated by reference from “Directors and Executive Officers” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2002 Annual Meeting of IRIS Stockholders.

Item 11.     Executive Compensation

      Incorporated by reference from “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2002 Annual Meeting of IRIS Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2002 Annual Meeting of IRIS Stockholders.

Item 13.     Certain Relationships and Related Transactions

      Incorporated by reference from “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2002 Annual Meeting of IRIS Stockholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

      Other financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

3. Exhibits

Exhibit		Reference
Number	Description	Document

3.1(a)	Certificate of Incorporation, as amended	(1)
3.1(b)	Certificate of Designations of Series B Callable Preferred Stock	(3)
3.1(c)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
3.2	Restated Bylaws	(5)
4.1	Specimen of Common Stock Certificate	(5)
4.2	Certificate of Designations of Series B Callable Preferred Stock	(3)
4.3	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
10.1(a)	Lease of the Company’s headquarters facility, as amended	—
10.1(b)	Lease of the Company’s adjacent headquarters facility	—
10.2(a)	1994 Stock Option Plan and forms of Stock Option Agreements	(8)
10.2(b)	Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan	(9)
10.2(c)	Employee Stock Purchase Plan	(20)
10.2(d)	1997 Stock Option Plan and form of Stock Option Agreement	(10)
10.2(e)	1998 Stock Option Plan and form of Stock Option Agreement	(11)
10.3(a)	Patent License Agreement dated April 1, 1997 between the Company and Sysmex Corporation, formerly TOA Medical Electronics Company, Ltd.	(13)
10.3(b)	Amendment No. 1 to Patent License Agreement dated February 29, 2000	(20)
10.4(a)	Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation	(14)
10.4(b)	Amendment to Distribution Agreements	(15)
10.5(a)	Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and Digital Imaging Technologies, Inc.	(9)
10.5(b)	Warrant Certificate dated March 14, 2001 issued to Digital Imaging Technologies, Inc. to purchase 853,040 shares of Common Stock of the Company	(21)

Exhibit		Reference
Number	Description	Document

10.6	Registration Rights Agreement dated December 31, 1996 by and between the Company and Thermo Amex Convertible Growth Fund I, L.P.	(19)
10.7	Asset Purchase Agreement dated as of July 6, 2000 among the company, Perceptive Scientific Instruments, LLC and Applied Imaging Corporation	(20)
11.1(a)	Business Loan Agreements dated February 7, 2002 by and between the Company and California Bank & Trust	—
11.1(b)	Promissory Notes dated February 7, 2002 by and between the Company and California Bank & Trust	—
11.1(c)	Commercial Security Agreements dated February 7, 2002 by and between the Company and California Bank & Trust	—
11.1(d)	Landlord’s Consent dated February 7, 2002 by and between the Company, the Company’s Landlord and California Bank & Trust	—
11.1(e)	Subordination Agreement dated February 7, 2002 by and between the Company, Digital Imaging Technologies, Inc. and California Bank & Trust	—
11.1(f)	Commercial Guaranty Agreement dated February 7, 2002 by and between the Company, Statspin, Inc (the Company’s affiliate) and California Bank & Trust	—
11.1(g)	Commercial Guaranty Agreement dated February 7, 2002 by and between the Company, Advanced Digital Imaging Research, LLP (the Company’s affiliate) and California Bank & Trust	—
23	Consent of BDO Seidman, LLP	—
24	Consent of PricewaterhouseCoopers LLP	—
99	Disclosure Regarding Risk Factors And Forward-Looking Statements	—

      Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)	Current Report on Form 8-K dated January 15, 1997.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Current Report on Form 8-K dated January 26, 2000.

(5)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

(7)	Annual Report on Form 10-K for the year ended December 31, 1989, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and Annual Report on Form 10-K for the year ended December 31, 1994.

(8)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).

(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(10)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).

(11)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).

(12)	Current Report on Form 8-K dated July 15, 1988 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(13)	Annual Report on Form 10-K for the year ended December 31, 1997.

(14)	Annual Report on Form 10-K for the year ended December 31, 1994.

(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(16)	Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.

(17)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(18)	Annual Report on Form 10-K for the year ended December 31, 1998.

(19)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(20)	Annual Report on Form 10-K for the year ended December 31, 1999.

(21)	Annual Report on Form 10-K for the year ended December 31, 2000.

      (b) Reports on Form 8-K.

      We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

      (c) See (a)(3) above.

      (d) See (a) (1) and (2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 29, 2002.

INTERNATIONAL REMOTE IMAGING
SYSTEMS, INC.

/s/ JOHN A. O’MALLEY
John A. O’Malley
Chairman of the Board,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. O’MALLEY John A. O’Malley	Chairman of the Board, President, March and Chief Executive Officer (Principal Executive Officer)	29, 2002

Vice /s/ JOHN CALOZ John Caloz	President, Finance, Chief March Financial Officer and Secretary (Principal Financial Officer)	29, 2002

/s/ DONALD E. HORACEK Donald E. Horacek	Controller March (Principal Accounting Officer)	29, 2002

/s/ STEVEN M. BESBECK Steven M. Besbeck	Director March	29, 2002

/s/ THOMAS F. KELLEY Thomas F. Kelley	Director March	29, 2002

/s/ RICHARD G. NADEAU Richard G. Nadeau	Director March	29, 2002

EXHIBIT INDEX

Exhibit		Reference
Number	Description	Document

3.1(a)	Certificate of Incorporation, as amended	(1)
3.1(b)	Certificate of Designations of Series B Callable Preferred Stock	(3)
3.1(c)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
3.2	Restated Bylaws	(5)
4.1	Specimen of Common Stock Certificate	(5)
4.2	Certificate of Designations of Series B Callable Preferred Stock	(3)
4.3	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
10.1(a)	Lease of the Company’s headquarters facility, as amended	—
10.1(b)	Lease of the Company’s adjacent headquarters facility	—
10.2(a)	1994 Stock Option Plan and forms of Stock Option Agreements	(8)
10.2(b)	Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan	(9)
10.2(c)	Employee Stock Purchase Plan	(20)
10.2(d)	1997 Stock Option Plan and form of Stock Option Agreement	(10)
10.2(e)	1998 Stock Option Plan and form of Stock Option Agreement	(11)
10.3(b)	Patent License Agreement dated April 1, 1997 between the Company and Sysmex Corporation, formerly TOA Medical Electronics Company, Ltd.	(13)
10.3(c)	Amendment No. 1 to Patent License Agreement dated February 29, 2000	(20)
10.4(a)	Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation	(14)
10.4(b)	Amendment to Distribution Agreements	(15)
10.5(a)	Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and Digital Imaging Technologies, Inc.	(9)
10.5	Warrant Certificate dated March 14, 2001 issued to Digital Imaging Technologies, Inc. to purchase 853,040 shares of Common Stock of the Company	(21)
10.6	Registration Rights Agreement dated December 31, 1996 by and between the Company and Thermo Amex Convertible Growth Fund I, L.P.	(19)
10.7	Asset Purchase Agreement dated as of July 6, 2000 among the company, Perceptive Scientific Instruments, LLC and Applied Imaging Corporation	(20)
11.1(a)	Business Loan Agreements dated February 7, 2002 by and between the Company and California Bank & Trust	—
11.1(b)	Promissory Notes dated February 7, 2002 by and between the Company and California Bank & Trust	—
11.1(c)	Commercial Security Agreements dated February 7, 2002 by and between the Company and California Bank & Trust	—
11.1(d)	Landlord’s Consent dated February 7, 2002 by and between the Company, the Company’s Landlord and California Bank & Trust	—
11.1(e)	Subordination Agreement dated February 7, 2002 by and between the Company, Digital Imaging Technologies, Inc. and California Bank & Trust	—
11.1(f)	Commercial Guaranty Agreement dated February 7, 2002 by and between the Company, StatSpin, Inc (the Company’s affiliate) and California Bank & Trust	—
11.1(g)	Commercial Guaranty Agreement dated February 7, 2002 by and between the Company, Advanced Digital Imaging Research, LLP (the Company’s affiliate) and California Bank & Trust	—
23	Consent of BDO Seidman, LLP	—

Exhibit		Reference
Number	Description	Document

24	Consent of PricewaterhouseCoopers LLP	—
99	Disclosure Regarding Risk Factors And Forward-Looking Statements	—

      Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)	Current Report on Form 8-K dated January 15, 1997.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Current Report on Form 8-K dated January 26, 2000.

(5)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

(7)	Annual Report on Form 10-K for the year ended December 31, 1989, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and Annual Report on Form 10-K for the year ended December 31, 1994.

(8)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).

(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(10)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).

(11)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).

(12)	Current Report on Form 8-K dated July 15, 1988 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(13)	Annual Report on Form 10-K for the year ended December 31, 1997.

(14)	Annual Report on Form 10-K for the year ended December 31, 1994.

(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(16)	Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.

(17)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(18)	Annual Report on Form 10-K for the year ended December 31, 1998.

(19)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(20)	Annual Report on Form 10-K for the year ended December 31, 1999.

(22)	Annual Report on Form 10-K for the year ended December 31, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of International Remote Imaging Systems, Inc.

      We have audited the accompanying consolidated balance sheet of International Remote Imaging Systems, Inc. as of December 31, 2001, the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Remote Imaging Systems, Inc. at December 31, 2001, and the results of its operations, cash flows and comprehensive income for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the schedule presents fairly in all material respects, the information set forth therein.

BDO SEIDMAN LLP

Los Angeles, California

March 5, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of International Remote Imaging Systems, Inc.

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income present fairly, in all material respects, the financial position of International Remote Imaging Systems, Inc., and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2000 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedule of International Remote Imaging Systems, Inc. for any period subsequent to December 31, 2000.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 16, 2001

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents (note 2)	$2,312,451	$3,661,310
Accounts receivable, net of allowance for doubtful accounts of $286,127 in 2001 and $334,696 in 2000 (notes 2 and 8)	4,838,252	5,446,466
Inventories (notes 2, 3 and 8)	5,578,139	5,184,272
Prepaid expenses and other current assets	268,348	507,604
Investments available for sale (note 2)	1,036,648	1,396,970
Deferred tax asset (note 9)	1,568,466	983,812

Total current assets	15,602,304	17,180,434
Property and equipment, at cost, net of accumulated depreciation (notes 2 and 4)	1,666,226	1,344,418
Purchased intangibles (notes 2 and 6)	188,911	223,603
Software development costs, net of accumulated amortization of $1,532,011 in 2001 and $1,375,569 in 2000 (note 2)	1,146,204	435,517
Deferred tax asset (note 9)	7,280,718	8,348,179
Other assets	618,677	755,388

Total assets	$26,503,040	$28,287,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (note 8)	$—	$648,972
Current portion of long-term debt (note 8)	1,993,783	1,972,333
Accounts payable	2,295,637	2,676,398
Accrued expenses (note 7)	1,792,829	2,683,274
Deferred income — service contracts and other	883,819	727,158

Total current liabilities	6,966,068	8,708,135
Long-term debt (note 8)	3,254,801	5,527,667
Deferred income — service contracts and other	317,416	432,459

Total liabilities	10,538,285	14,668,261
Commitments and contingencies (note 11)
Shareholders’ equity: (note 10)
Preferred stock, $.01 par value; Authorized: 3,000,000 shares:
Callable Series B shares issued and outstanding:
2000 — 204,000 ($612,000 liquidation preference)	2,050	2,040
2001 — 205,000 ($615,000 liquidation preference)
Common stock, $.01 par value
Authorized: 50,000,000 shares
Shares issued and outstanding: 2001 — 10,264,926; 2000 — 9,868,855;	102,648	98,687
Additional paid-in capital	41,311,847	40,444,269
Unearned compensation	(54,343)	(205,091)
Accumulated other comprehensive income	72,835	289,028
Accumulated deficit	(25,470,282)	(27,009,655)

Total shareholders’ equity	15,964,755	13,619,278

Total liabilities and shareholders’ equity	$26,503,040	$28,287,539

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2001	2000	1999

Sales of IVD imaging systems	$5,824,832	$6,981,886	$6,505,821
Sales IVD imaging system supplies and services	15,735,336	14,849,392	13,611,676
Sales of small instruments and supplies	6,694,145	6,209,967	5,297,385
Royalty and license revenues	393,356	601,511	310,587

Net revenues	28,647,669	28,642,756	25,725,469

Cost of goods — IVD imaging systems	4,525,702	4,356,133	4,310,069
Cost of goods — IVD imaging system supplies and services	5,378,063	5,466,194	5,982,376
Cost of goods — small instruments and supplies	3,175,410	3,216,269	2,765,261

Cost of goods sold	13,079,175	13,038,596	13,057,706

Gross margin	15,568,494	15,604,160	12,667,763

Marketing and selling	3,839,882	3,555,622	3,300,576
General and administrative	4,416,792	4,227,851	3,463,345
Research and development, net	3,861,006	2,526,465	1,124,240
Amortization of intangibles	145,204	142,604	230,784
Unusual charges	—	—	4,158,894

Total operating expenses	12,262,884	10,452,542	12,277,839

Operating income	3,305,610	5,151,618	389,924
Other income (expense):
Interest income	118,771	197,012	35,310
Interest expense	(858,760)	(979,269)	(966,001)
Other income (expense)	—	19,049	(16,255)

Income (loss) from continuing operations before provision for income taxes	2,565,621	4,388,410	(557,022)
Provision for income taxes	(1,026,248)	(1,594,899)	(530,902)

Income (loss) from continuing operations	1,539,373	2,793,511	(1,087,924)
Loss from discontinued operations:
Loss from operations of discontinued segment prior to March 31, 2000, net of tax benefit of $2,958,566 in 1999, $61,015 in 2000 and $0 in 2001	—	(286,385)	(5,187,221)
Loss on disposal of discontinued segment, including tax provision of $29,374	—	(199,159)	—

Loss from discontinued operations	—	(485,544)	(5,187,221)

Net income (loss)	$1,539,373	$2,307,967	$(6,275,145)

Income (loss) per share — basic:
Income (loss) from continuing operations	$0.15	$0.29	$(0.15)
Loss from discontinued operations	—	(0.05)	(0.71)

Income (loss) per share attributable to common shareholders — basic	$0.15	$0.24	$(0.86)

Income (loss) per share — diluted:
Income (loss) from continuing operations	$0.14	$0.27	$(0.15)
Loss from discontinued operations	—	(0.05)	(0.71)

Income (loss) per share attributable to common shareholders — diluted	$0.14	$0.22	$(0.86)

Weighted average number of common shares outstanding — basic	9,978,532	9,654,272	7,260,390

Weighted average number of common shares outstanding — diluted	11,002,586	10,404,797	7,260,390

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Convertible Series A		Callable Series B						Accumulated
	Preferred Stock		Preferred Stock		Common Stock		Additional		Other
							Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total

Balance, at December 31, 1998	3,000	$30	—	$—	6,432,875	$64,328	$38,134,290	$(204,294)	$47,510	$(23,042,477)	$14,999,387
Common Stock issued under Employee Stock Purchase Plan for:
Cash	—	—	—	—	300,050	3,001	220,161	(111,582)	—	—	111,580
Services	—	—	—	—	20,400	204	15,096	(7,650)	—	—	7,650
Issuance of stock options for services	—	—	—	—	—	—	12,000	(12,000)	—	—	—
Issuance of Series B Convertible Preferred Stock and common stock in connection with litigation settlement	—	—	198,000	1,980	594,000	5,940	1,168,200	—	—	—	1,176,120
Conversion of Series A Preferred stock	(3,000)	(30)	—	—	2,000,000	20,000	(19,970)	—	—	—	—
Amortization of unearned Compensation	—	—	—	—	—	—	—	182,418	—	—	182,418
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	19,697	—	19,697
Net loss	—	—	—	—	—	—	—	—	—	(6,275,145)	(6,275,145)

Balance at December 31, 1999	—	$—	198,000	$1,980	9,347,325	$93,473	39,529,777	$(153,108)	$67,207	$(29,317,622)	$10,221,707

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Callable Series B						Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total

Balance, December 31, 1999	198,000	$1,980	9,347,325	$93,473	$39,529,777	$(153,108)	$67,207	$(29,317,622)	$10,221,707
Common stock issued under Employee Stock Purchase Plan for Cash	—	—	32,826	328	47,672	(24,000)	—	—	24,000
Common stock issued on exercise stock options and warrants	—	—	179,148	1,791	229,833	—	—	—	231,624
Issuance of stock options and warrants for services	—	—	—	—	133,000	(133,000)	—	—	—
Issuance of Series B Convertible Preferred Stock and common stock in connection with litigation settlement	6,000	60	309,556	3,095	360,484	—	—	—	363,639
Charge for extension of warrants	—	—	—	—	63,815	(63,815)	—	—	—
Charge for grant of employee stock options at less than market value	—	—	—	—	79,688	(79,688)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	248,520	—	—	248,520
Unrealized gains on investments, net of taxes	—	—	—	—	—	—	289,028	—	289,028
Foreign currency translation adjustment	—	—	—	—	—	—	(67,207)	—	(67,207)
Net income	—	—	—	—	—	—	—	2,307,967	2,307,967

Balance, December 31, 2000	204,000	$2,040	9,868,855	$98,687	$40,444,269	$(205,091)	$289,028	$(27,009,655)	$13,619,278

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Callable Series B						Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total

Balance, December 31, 2000	204,000	$2,040	9,868,855	$98,687	$40,444,269	$(205,091)	$289,028	$(27,009,655)	$13,619,278
Common stock issued on exercise stock options and warrants	—	—	382,201	3,822	428,248	—	—	—	432,070
Common stock issued under employee stock purchase plan for cash	—	—	10,870	109	19,891	(10,000)	—	—	10,000
Issuance of stock options and warrants for services	—	—	—	—	35,000	(35,000)	—	—	—
Issuance of Series B Convertible Preferred Stock and common stock in connection with litigation settlement	1,000	10	3,000	30	14,261	—	—	—	14,301
Issuance of warrants in connection with debt financing	—	—	—	—	374,768	—	—	—	374,768
Redemption of warrants	—	—	—	—	(4,590)	—	—	—	(4,590)
Amortization of unearned compensation	—	—	—	—	—	195,748	—	—	195,748
Unrealized gains on investments, net of taxes	—	—	—	—	—	—	(216,193)	—	(216,193)
Net income	—	—	—	—	—	—	—	1,539,373	1,539,373

Balance, December 31, 2001	205,000	$2,050	10,264,926	$102,648	$41,311,847	$(54,343)	$72,835	$(25,470,282)	$15,964,755

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$1,539,373	$2,307,967	$(6,275,145)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss from discontinued operations	—	485,544	—
Deferred taxes	933,912	1,832,567	(2,500,526)
Depreciation and amortization	1,034,498	881,743	2,006,332
Provision for impairment of certain assets	—	—	8,160,978
Common stock and stock option compensation	195,748	240,661	182,417
Litigation settlement payable in equity securities	14,301	—	1,520,371
Gain on disposal of property and equipment	—	(1,677)	(87,158)
Allowance for doubtful accounts	48,569	—	534,653
Changes in assets and liabilities:
Accounts receivable — trade and other	652,320	7,803	(931,541)
Service contracts, net	(2,488)	(415,906)	405,695
Inventories	(393,867)	(2,106,813)	850,661
Prepaid expenses and other current assets	(119,101)	(224,695)	(105,939)
Other assets	5,441	(88,022)	(14,382)
Accounts payable	(382,361)	573,432	(399,525)
Accrued expenses	(853,791)	901,111	419,087

Net cash provided by continuing operations	2,672,554	4,393,715	3,765,978
Net cash used by discontinued operations	—	(858,988)	—

Net cash provided by operating activities	2,672,554	3,534,727	3,765,978

Cash flows from investing activities:
Acquisition of property and equipment	(938,708)	(522,643)	(438,069)
Sale of property and equipment	—	—	125,000
Software development costs	(866,639)	(278,543)	(367,502)
Investing activities of discontinued operations	—	(136,694)	—

Net cash used by investing activities	(1,805,347)	(937,880)	(680,571)

Cash flows from financing activities:
Issuance of common and preferred stock and warrants for cash	442,070	255,623	111,580
Borrowings under line of credit	15,369,068	21,255,000	8,903,395
Redemption of warrants	(4,540)	—	—
Repayments of line of credit	(16,018,091)	(21,261,064)	(8,713,128)
Borrowings under term loan	3,000,000	—	—
Repayments of term loan	(1,083,331)	(1,200,000)	(1,200,000)
Repayments of notes payable	(3,889,000)	—	(542,027)
Payments of capital lease obligations	(32,242)	(19,689)	(11,363)

Net cash used in financing activities	(2,216,066)	(970,130)	(1,451,543)

Effect of foreign currency rate fluctuation on cash and cash equivalents	—	—	11,234

Net increase (decrease) in cash and cash equivalents	(1,348,859)	1,626,717	1,645,098
Cash and cash equivalents at beginning of year	3,661,310	2,034,593	389,495

Cash and cash equivalents at end of year	$2,312,451	$3,661,310	$2,034,593

Supplemental schedule of non-cash financing activities:
Non-cash issuance of common stock and common stock warrants	$45,000	$157,000	$138,881
Issuance of series B convertible preferred stock and common stock in connection with litigation settlement	14,301	—	—
Equipment acquired through issuance of capital lease	—	103,977	—
Issuance of warrants in connection with debt financing	374,768	—	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	47,312	25,536	57,468
Cash paid for interest	778,028	865,153	838,122

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,

	2001	2000	1999

Net income (loss)	$1,539,373	$2,307,967	$(6,275,145)
Unrealized gains (losses) on investments, net of taxes	(216,193)	289,028	—
Foreign currency translation adjustment	—	(67,207)	19,697

Comprehensive income (loss)	$1,323,180	$2,529,788	$(6,255,448)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Formation and Business of the Company.

      International Remote Imaging Systems, Inc. (collectively “IRIS” or the “Company”), was incorporated in California in 1979 and reincorporated during 1987 in Delaware. The Company designs, develops, manufactures and markets in vitro diagnostic (“IVD”) equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy (“AIM”) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

2.     Summary of Significant Accounting Policies.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivables, inventories, purchased intangibles, estimated provisions for warranty costs and deferred tax assets. Actual results could differ materially from those estimates.

Principles of Consolidation

      The financial statements include the accounts of International Remote Imaging Systems, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

      IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily hospitals, clinical and research laboratories, and distributors. IRIS performs ongoing credit evaluations of its customers before granting uncollateralized credit. The Company does not have any single customer, which accounts for 10% or more of its consolidated revenues or 10% or more of its accounts receivable at the balance sheet date.

Inventories

      Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments Available for Sale

      Management classifies the investment in the 385,371 common shares of Applied Imaging Corporation (NASDAQ: AICX) that were received as consideration for the sale of its wholly owned subsidiary, Perceptive Scientific Instruments, LLC (“PSI”), as available for sale. Investments in available for sale securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity until realized. Realized gains and losses are included in earnings and derived using the specific identification method for determining the cost of the security sold. There were no realized gains and losses for the year ended December 31, 2001 and 2000.

      The cost, gross unrealized holding gains and fair value as of December 31, 2001 are as follows:

		Gross
		Unrealized
		Holding	Fair
	Cost	Gains	Fair Value

Available for sale securities	$915,256	$121,392	$1,036,648

      The cost, gross unrealized holding gains and fair value as of December 31, 2000 are as follows:

		Gross
		Unrealized
		Holding	Fair
	Cost	Gains	Fair Value

Available for sale securities	$915,256	$481,714	$1,396,970

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

Purchased Intangibles

      Purchased intangibles are recorded at cost and consist of goodwill, which is being amortized on a straight-line basis over ten years. The realizability of purchased intangibles is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgement to evaluate the capacity of an acquired business to perform within projections. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their fair value.

Software Development Costs

      The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of one and one half years to three years is assigned to capitalized software development costs. Amortization expense of software development costs, excluding the write off of costs relating to the White IRIS of $796,887 in 1999, was $155,957, $90,975 and $223,813 for 2001, 2000 and 1999, respectively.

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

Stock Based Compensation

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123 and EITF 96-18. An expense is recognized for common stock, warrants or options issued or repriced, for services rendered by non-employees based on the estimated fair value of the security exchanged.

Revenue Recognition

      IRIS derives revenue from the sale of IVD imaging systems, sales of supplies and services for its IVD imaging systems and sales of small instruments and related supplies. For sales of supplies and small instruments, IRIS generally recognizes product revenues once all of the following conditions have been met: a) an authorized purchase order has been received in writing, b) customer credit worthiness has been established, and c) delivery of the product based on shipping terms.

      Certain of IRIS’s domestic IVD system sales generally require installation and training to be performed. Management believes that installation and training is not essential to the functionality of the product and accordingly, the Company recognizes revenue on delivery based on shipping terms, provided title has transferred, collectibility of the resulting receivable is probable, the Company has received an authorized purchase order and the price is fixed and determinable. The estimated fair value of installation and training is deferred and recognized as these services are performed. Sales of IVD systems internationally are recognized on delivery based on shipping terms, provided collectability of the resulting receivable is probable, the Company has received an authorized purchase order and the price is fixed and determinable.

      IRIS recognizes service revenues ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally made in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

      IRIS accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Marketing Costs

      All costs related to marketing and advertising the Company’s products are expensed at the time the advertising takes place.

Fair Value of Financial Instruments

      The amount recorded for financial instruments in the Company’s consolidated financial statements approximates fair value as defined in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the fair value of short term borrowings and notes payable described in note 8 approximate their carrying value due to the variable nature of the interest rates in these instruments.

Earnings Per Share

      Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants or the converted method for convertible preferred stock. Common stock equivalents are excluded from the computation when their effect is antidilutive.

Segment Reporting

      The Company determines and discloses its segments in accordance with SFAS No. 131; “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management” approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See Note 17 — “Segment and Geographic Information”.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 presentation.

     New Accounting Pronouncements

      In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

      The Company’s previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $188,911. Amortization expense during the year ended December 31, 2001 was $34,692. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

Certain Risks and Uncertainties

      Dependence on Instrument Sales: The Company derives most of its revenues from the sale of the urinalysis workstations, and related supplies and services. These instruments have list prices ranging from

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$100,000 to $195,000 depending on model and configuration, and relatively modest declines in unit sales or gross margins could have a material adverse effect on the Company’s revenues and profits.

      Reliance on Single Source Suppliers: Certain key components of the Company’s instruments are manufactured according to the Company’s specifications or are available only from single suppliers. For example, Roche Diagnostics is the sole supplier for the Company’s proprietary CHEMSTRIP/ IRIStrip urine test strips and related test reader used in The Yellow IRIS Models 300 and 500. From time to time, single source suppliers have discontinued production of key components or encountered production problems, which potentially could have a material adverse effect on instrument sales. Although, in the past, the Company has successfully transitioned to new components to replace discontinued components, there can be no assurance that the Company can always successfully transition to satisfactory replacement components or that the Company will always have access to adequate supplies of discontinued components on satisfactory terms during the transition period. The Company’s inability to transition successfully to replacement components or to secure adequate supplies of discontinued components on satisfactory terms could have a material adverse effect on the Company.

3.     Inventories.

      Inventories consist of the following:

	At December 31,

	2001	2000

Finished goods	$2,270,973	$1,715,881
Work-in-process	479,809	216,050
Raw materials, parts and sub-assemblies	4,042,659	4,229,972

	6,793,441	6,161,903
Reserved for Obsolescence	(1,215,302)	(977,631)

Net inventories	$5,578,139	$5,184,272

4.     Property and Equipment.

      Property and equipment consist of the following:

	At December 31,

	2001	2000

Leasehold improvements	$771,029	$606,959
Furniture and fixtures	244,217	231,953
Machinery and equipment	2,950,271	2,654,866
Construction in progress	228,442	—
Tooling, dies and mold	1,087,600	927,158
Rental units	1,023,343	985,343

	6,304,902	5,406,279
Less accumulated depreciation	(4,638,676)	(4,061,861)

	$1,666,226	$1,344,418

      Property and equipment includes and $2,575,199 and $2,399,053, respectively, at December 31, 2001 and 2000, of fully depreciated assets which remain in service. Depreciation expense was $616,900, $601,186 and $653,901 for 2001, 2000 and 1999, respectively.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Equipment Leasing.

      For sales-type leases, the components of net investment in sales-type leases recorded in other assets are as follows at December 31, 2001 and 2000.

	At December 31,

	2001	2000

Total minimum lease payments	$348,457	$513,601
Less: Estimated executory costs including profit thereon	(120,274)	(177,418)

	228,183	336,183
	(65,779)	(96,367)

	162,404	239,816
Less accumulated depreciation	(77,412)	(77,412)

	$84,992	$162,404

      Any lease that does not meet the criteria for a sales-type or a financing lease is accounted for as an operating lease. Under these leases the Company also provides supplies and services. Generally operating leases are for periods less than one year and contain provisions for renewal and early termination penalties. The cost of leased systems is depreciated to a zero value on a straight-line basis over five years. Accumulated depreciation on leased systems was $970,793 and $769,334 at December 31, 2001 and 2000, respectively.

      Future minimum lease payments due from customers under sales-type leases and noncancellable operating leases as of December 31, 2001 are as follows:

	Sales - Type	Operating
	Leases	Leases

2002	$165,144	$178,645
2003	132,888	—
2004	50,425	—

	$348,457	$178,645

6.     Purchased Intangibles.

      Purchased intangibles, at cost, consist of the following:

	At December 31,

	2001	2000

Goodwill	$383,108	$383,108
Less accumulated amortization	(194,197)	(159,505)

Total	$188,911	$223,603

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Accrued Expenses.

      Accrued expenses consist of the following:

	At December 31,

	2001	2000

Accrued bonuses	$339,026	$942,642
Accrued commissions	100,943	170,250
Accrued payroll	100,466	41,655
Accrued vacation	363,587	262,818
Accrued professional fees	130,494	133,896
Accrued warranty expense	281,683	379,546
Accrued interest	40,527	134,562
Accrued — other	436,103	617,905

	$1,792,829	$2,683,274

8.     Short-Term Borrowings and Notes Payable.

      The Company refinanced the $7.0 million subordinated note with a new $3.0 million term loan from Foothill Capital, the issuance of a new $3.5 million subordinated note to the existing note holder and $500,000 from the Company’s cash reserves. The term loan and the new subordinated note both amortize over three years. In connection with the refinancing, the Company issued a new 3 year warrant to purchase 853,040 shares of common stock at $1.90 per share. The new warrant replaced an old warrant expiring July 31, 2001 for the same number of shares.

      At December 31, 2001, the outstanding amounts under the Company’s credit facility consists of $2.4 million outstanding under a $3 million term loan and $0 outstanding under a $4.0 million revolving line of credit. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable. The Company had approximately $1.9 million available under the line of credit at December 31, 2001. The term loan bears interest at the lender’s prime rate (4.75% on December 31, 2001) plus 3.0% and is payable in monthly installments of approximately $83,000. The revolving credit line bears interest at the lender’s prime rate plus 1.0%, but has a minimum interest rate of 7%. The credit facility is subject to minimum interest charges, prepayment penalties and customary fees and is collateralized by a first priority lien on all assets of the Company. It also contains financial covenants based primarily on tangible net worth and cash flows and imposes restrictions on acquisition, capital expenditures and cash dividends. At December 31, 2001, the Company was in compliance with all of its financial covenants.

      At December 31, 2001, the outstanding principal balance on the unsecured Subordinated Note Payable was $3.1 million. The note is payable in monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bears interest at the prime rate (4.75% on December 31, 2001) plus 2% and matures on July 31, 2004.

      In February 2002, the Company refinanced its existing credit facility and replaced it with a new $8 million credit facility with California Bank and Trust. The new facility consists of a $500,000 term loan, a $1 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1 million term loan shall carry interest only for the first 12 months, followed by 48 months of equal principal payments plus interest. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender’s prime rate, or LIBOR rate plus 2%.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      After considering the effects of the refinanced credit facility, maturity of the Company’s long term debt obligations under the credit facility and the subordinated note payable are $1.4 million in 2002, $1.5 million in 2003, $1 million in 2004, $350,000 in 2005, $350,000 in 2006 and $60,000 in 2007.

9.     Income Taxes.

      The provision for income taxes from continuing operations consists of the following:

	For the Year Ended December 31,

	2001	2000	1999

Current:	$40,000	$139,000	$4,000
Federal	52,000	(376,000)	32,000
State	—	—	36,000

Foreign
	92,000	(237,000)	72,000

Deferred:
Federal	859,000	1,120,000	422,000
State	75,000	712,000	37,000

	934,000	1,832,000	459,000

	$1,026,000	$1,595,000	$531,000

      The provision for income taxes from continuing operations differs from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before provision for income taxes for the years ended December 31, 2001, 2000 and 1999 as follows:

	For the Year Ended December 31,

	2001	2000	1999

Tax provision (benefit) computed at Federal statutory rate	$872,000	$1,492,000	$(189,000)
Increase (decrease) in taxes due to change in valuation allowance	(426,000)	(1,655,000)	649,000
Expiration of Federal NOL	426,000	1,655,000	—
State taxes, net of federal benefit	128,000	201,000	(11,000)
Nondeductible expenses	38,000	23,000	38,000
Other	(12,000)	(121,000)	44,000

	$1,026,000	$1,595,000	$531,000

      At December 31, 2001, the Company had federal net operating loss carryforwards of approximately $20.4 million, which expire in fiscal years ending in 2002 through 2021.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The primary components of temporary differences, which give rise to the Company’s net deferred tax asset at December 31, 2001 and 2000 are as follows:

	At December 31,

	2001	2000

Depreciation and amortization	$356,000	$588,000
Allowance for doubtful accounts	112,000	130,000
Accrued liabilities	477,000	357,000
Deferred revenue-service contracts	499,000	219,000
Net operating loss carry-forwards	7,277,000	8,752,000
Other	698,000	280,000
Valuation allowance	(569,000)	(994,000)

	$8,850,000	$9,332,000

      Realization of deferred tax assets associated with net operating losses (“NOL”) and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and tax credit carryforwards may expire unused and accordingly, has established a valuation reserve against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are not available. The Company will continue to review its valuation allowances and make adjustments, if necessary. Also, although a valuation allowance has been provided against a portion of its NOL’s, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s NOL generated prior to the ownership change would be subject to an annual limitation. If this occurs, a further adjustment of the valuation allowance may be necessary.

10.     Capital Stock.

Issuance of Common and Preferred Stock

      During the year ended December 31, 1999, the Company successfully completed a tender offer for the common stock of Poly UA Systems, Inc., a Company-sponsored research and development entity. In exchange for the tendered shares and a release of claims, the Company issued to the tendering stockholders a total of 594,000 shares of common stock, 198,000 shares of a new Series B Callable Preferred Stock and Series G Warrants to purchase an additional 594,000 shares of the common stock. During the year ended December 31, 2000, the Company issued 309,556 shares of common stock, 6,000 shares of preferred stock and warrants to purchase an additional 18,000 shares of common stock in exchange for 57,000 shares of the common stock of Poly U/ A Systems that had not been acquired through the tender offer. During the year ended December 31, 2001, in connection with legal settlement with Poly U/ A equity instrument, the Company issued 3,000 shares of common stock, 1,000 shares of preferred stock and warrants to purchase an additional 3,000 shares of common stock in exchange for the remaining common stock of Poly U/ A Systems. The Series B shares have a liquidation preference of $3 per share (or an aggregate liquidation preference of $615,000). The “callable” feature entitles the Company to convert the preferred stock at any time into a number of shares of common stock equal to the liquidation value divided by the market price of the common stock at the time of conversion (subject to a minimum value of $2 per share of common stock). The preferred stock will automatically convert under the same formula on August 3, 2002, if not converted sooner by the Company. The Series B Callable Preferred Stock is non-voting, is not entitled to any preferred dividends and

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is not subject to any mandatory or optional redemption provisions. The Company may not pay cash dividends on the common stock or repurchase any shares of the common stock without the written consent of the holders of a majority of the Series B Callable Preferred Stock.

      In December 2001, the Company announced its decision to redeem all of the outstanding rights to purchase One Dollar Warrant Shares at $0.10 per share under the terms of the Series “G” One Dollar Stock Purchase Warrants. In response to this announcement, most warrant holders exercised their warrants and purchased the Company’s common stock under the terms of the warrant. Two hundred fifty one thousand one hundred (251,100) warrants were exercised during the year leaving 45,900 unexercised series “G” One Dollar Stock Purchase Warrants, which the company subsequently redeemed.

Shareholders’ Rights Plan

      The Company has a shareholders’ rights plan under which each holder of a share of common stock also has one right to purchase one one-thousandth of a preferred Series C share at $9 per one one-thousandth of a share. The rights are not presently exercisable. Upon the occurrence of certain “flip-in” events, each right becomes exercisable and then entitles its holder to receive the number of common shares having an aggregate per share market price equal to two times the purchase price. Upon certain “flip-over” events, each right when exercised entitles its holder to receive common share of the acquiring company having a value equal to two times the purchase price. One flip-in event is when a person or group (an “acquiring person”) acquires 20 percent or more of the company’s common stock. Rights held by an acquiring person are void. The Company may redeem the rights for one cent per share. The rights expire on December 22, 2009.

Stock Issuances

      During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of two years. The employee’s 50% portion of stock purchases under the plan may not exceed 15% of the employee’s total compensation during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of two years following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee’s purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 2001, 2000 and 1999, IRIS issued 10,870, 32,826 and 320,450 shares of common stock, respectively, in exchange for $20,000, $48,000 and $238,462 in cash and services, respectively, under this plan.

Stock Option Plans and Employee Benefit Plans

      As of December 31, 2001, the Company had three stock option plans under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights or incentive stock options have been granted under these plans.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s three stock option plans as of December 31, 2001.

	Number of Option Shares

				Available
Plan	Authorized	Exercised	Outstanding	for Grant

1994	700,000	167,733	528,500	3,767
1997	600,000	114,492	482,034	3,474
1998	1,900,000	27,848	1,317,813	554,339

	3,200,000	310,073	2,328,347	561,580

      The exercise price of options is determined by the Compensation Committee. Payment of the exercise price may be made in cash or with shares of common stock. The options generally vest over three years and expire either five or ten years from the date of grant.

      IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” If compensation expense for the stock options had been determined using “fair value” at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ended December 31,

	2001	2000	1999

Income (loss) attributable to Common stockholders as reported	$1,539,373	$2,307,967	$(6,275,145)
Income (loss) attributable to Common stockholders pro forma	1,226,688	2,071,305	(6,665,244)
Income (loss) per diluted share as reported	0.14	0.22	(0.86)
Income (loss) per diluted share pro forma	0.11	0.20	(0.92)

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001.

	For the Year Ended
	December 31,

	2001	2000	1999

Risk free interest rate	4.68%	6.43%	5.82%
Expected lives (years)	5	5	5
Expected volatility	53%	81%	74%
Expected dividend yield

      The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth certain information relative to stock options during the years ended December 31, 1999, 2000 and 2001.

				Fair Value at
				Grant Date
			Weighted	Weighted
	Shares	Range	Average	Average

Outstanding at December 31, 1998	1,501,001	$0.81 to $4.50	$1.46
Granted	488,250	0.69 to 1.38	1.11	$1.11
Exercised	—	—	—	—
Canceled or expired	(122,800)	0.88 to 4.50	2.35	—

Outstanding at December 31, 1999	1,866,451	$0.69 to $4.38	$1.31
Granted	542,050	0.88 to 2.38	1.35	$1.35
Exercised	(170,148)	1.25 to 1,31	1.31	—
Canceled or expired	(235,469)	0.88 to 3.69	1.41	—

Outstanding at December 31, 2000	2,002,884	$0.69 to $4.38	$1.30
Granted	473,005	2.00 to 2.70	2.17	$1.10
Exercised	(116,101)	0.75 to 1.50	1.31	—
Canceled or expired	(31,441)	1.25 to 1.37	1.37	—

Outstanding at December 31, 2001	2,328,347	$0.69 to $4.38	$1.47	—
Outstanding at December 31, 2001	2,328,347		$1.47
Weighted average life — 85 months
Exercisable at December 31, 2001	1,661,261		$1.47
Weighted average life — 47 months

      In 1996, the Company adopted a 401(k) Plan. All employees are eligible to participate in the plan. Contributions by the Company are discretionary. Employees vest in amounts contributed by the Company immediately. The Company contributed $55,931 and $48,948 to the plan for 2001 and 2000, respectively.

Warrants

      At December 31, 2001, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date

100,000	1.50	February 10, 2002
10,000	4.31	May 15, 2002
294,000	2.00	August 6, 2002
853,040	1.90	July 31, 2004
50,000	2.13	October 31, 2005
45,045	2.22	October 1, 2006

11.     Commitments and Contingencies.

Leases

      The Company leases real property under agreements, which expire at various times over the next five years. Certain leases contain renewal options and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments required under capital and operating leases that have an initial term in excess of one year as of December 31, 2001, are as follows:

	Capital	Operating
	Leases	Leases

Year Ended December 31,
2002	$39,489	$555,649
2003	39,489	540,477
2004	39,489	516,594
2005	18,051	460,208
2006	—	427,917

	$136,518	$2,500,845

      Rent expense under all operating leases during 2001, 2000 and 1999 was $569,768, $512,842 and $530,000 respectively.

Litigation

      From time to time, the Company is party to certain litigation arising from the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12.     Earnings per Share.

      The computation of per share amounts for 2001, 2000 and 1999 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 3,951,354 shares of common stock and 297,000 shares on conversion of preferred stock were not considered in the computation of diluted EPS for 1999 because their inclusion would have been antidilutive. Options and warrants to purchase 197,445 and 1,660,237 shares of common stock were not considered in the computation of diluted EPS for 2001 and 2000, respectively, because their inclusion would have been antidilutive.

      The following is a reconciliation of shares used in computing basic and diluted earnings per share for 2000 and 2001:

	2001	2000

Weighted average number of shares — basic	9,978,532	9,654,272
Effect of dilutive securities:
Options	463,349	300,041
Warrants	254,493	145,294
Preferred stock	306,212	305,190

Weighed average number of shares — diluted	11,002,586	10,404,797

13.     License.

      Sysmex Corporation, formerly known as TOA Medical Electronics Co., Ltd., has developed several urine sediment analyzers under license from IRIS using pre-1989 IRIS technology. IRIS received royalties under this license of $393,356, $601,511 and $310,587 in 2001, 2000 and 1999 respectively.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Discontinued Operations.

      In March 2000, the Board of Directors approved a plan of disposal for its wholly-owned subsidiary, Perceptive Scientific Instruments, LLC (“PSI”), the Company’s genetic analysis business segment. The Company completed the sale of substantially all of PSI’s U.S. operations to Applied Imaging Corporation (Nasdaq: AICX) on July 6, 2000. The purchase price consisted of 385,371 shares of Applied Imaging common stock, the assumption of certain liabilities and potential cash payments based on future performance of Applied Imaging’s business. The Company was unable to sell PSI’s international operations and placed Perceptive Scientific International Limited (a wholly-owned subsidiary of PSI) into a voluntary liquidation under United Kingdom law on June 6, 2000.

      The results of discontinued operations through the date of disposal consisted of the following:

Amount

Operating losses, net of tax through March 31, 2000	$(286,385)

Loss on disposal:
Operating losses, net of tax from March 31, 2000 to July 6, 2000	$(340,827)
Gain on disposal of net assets	141,668

(199,159)

Total loss from discontinued operations	$(485,544)

      Revenues from discontinued operations for the year ended December 31, 2000 were $1,227,400.

      The operating results of the discontinued operations for the year ended December 31, 1999 are summarized as follows:

Amount

Revenues	$4,218,647
Loss from discontinued operations	(5,187,221)

      The cash flow data of the discontinued operations for the year ended December 31, 1999 were not separately detailed in the statement of cash flows, but are summarized below:

1999

Cash provided by (used in) operations	$279,321
Cash used by investing activities	(230,166)
Effect of foreign currency fluctuations on cash equivalents	11,234

Cash provided (used) by discontinued operations	$60,389

15.     Unusual Charges.

      The results of operations for year ended December 31, 1999 include litigation settlement and other unusual charges totaling $4,158,894. These charges primarily consist of (1) the settlement expense recorded in connection with the tender offer for Poly U/ A Systems, Inc. ($1,670,127), (2) the cost of the arbitration with DITI ($391,831), (3) the write-off of deferred warrant costs for technology rights from Poly U/ A Systems ($807,244), (4) the write-off of deferred costs related to The White IRIS leukocyte differential analyzer program ($796,887), and (5) expenses in connection with the prior CEO’s retirement agreement ($443,805).

      There were no unusual charges to earnings for the year ended December 31, 2001 and 2000.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Segment and Geographic Information.

      The Company’s continuing operations are organized on the basis of products and related services and under SFAS No. 131 operates in two segments: (1) urinalysis and (2) small laboratory devices.

      The urinalysis segment designs, develops, manufactures and markets IVD systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis. In December 1997, this segment also began distributing the UF-100 urine cell analyzer in the United States under an existing agreement with its manufacturer. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, these products are sold through distributors.

      The small laboratory devices segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology and urinalysis. These products are sold worldwide through distributors.

      The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges (“Segment Profit”).

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables below present information about reported segments for the three years ended December 31, 2001:

			Small	Unallocated
			Laboratory	Corporate
	Urinalysis		Devices	Expenses	Total

For the Year Ended December 31, 2001:
Revenues	$21,953,524		$6,694,145	—	$28,647,669
Interest income	$116,394		$2,377	—	$118,771
Interest expense	$7,244		—	$851,516	$858,760
Depreciation and amortization	$935,390		$120,661	$174,195	$1,230,246
Other non-cash items	$8,360		—	—	$8,360
Segment profit (loss)	$3,742,299		$1,907,307	$(3,083,985)	$2,565,621
Segment assets	$15,756,750		$2,255,463	$8,490,827	$26,503,040
Investment in long-lived assets	$1,754,033		$51,314	—	$1,805,347

For the Year Ended December 31, 2000:
Revenues	$22,432,789		$6,209,967	—	$28,642,756
Interest income	$197,012		—	—	$197,012
Interest expense	$3,794		—	$975,475	$979,269
Depreciation and amortization	$815,765		$118,062	$188,577	$1,122,404
Other non-cash items	$(1,677)		—	—	$(1,677)
Segment profit (loss)	$5,792,100		$1,579,554	$(2,983,244)	$4,388,410
Segment assets	$16,921,799		$2,033,749	$9,331,991	$28,287,539
Investment in long-lived assets	$742,770		$58,416	—	$801,186

For the Year Ended December 31, 1999:
Revenues	$20,428,084		$5,297,385	—	$25,725,469
Interest income	$32,546		$2,764	—	$35,310
Interest expense	$5,155		—	$960,846	$966,001
Depreciation and amortization	$2,552,196	(1)	$131,700	$47,572	$2,731,468
Other non-cash items	$472,011		$(82,225)	—	$389,786
Unusual items	$1,732,746		—	$2,426,148	$4,158,894
Segment profit (loss)	$3,676,900		$1,414,313	$(5,648,235)	$(557,022)
Segment assets	$11,068,096		$2,189,013	$11,357,238	$24,614,347
Investment in long-lived assets	$517,854		$57,551	—	$575,405

(1)	Includes write-off totaling $1,604,131 relating to deferred warrant cost for technology costs and deferred software costs.

      For continuing operations, the Company ships products from two locations in the United States.

      Long-lived assets for continuing operations were all located in the United States and totaled $3,620,018 and $2,758,926 as of December 31, 2001 and 2000, respectively.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Selected Quarterly Data (unaudited).

      The following table summarizes certain financial information by quarter for 2001 and 2000:

	2001 Quarter Ended

	March 31	June 30	September 30	December 31

Net revenues	$7,277,824	$7,006,084	$6,911,735	$7,452,026
Gross margin	$3,891,479	$3,951,033	$3,850,427	$3,875,555
Income from continuing operations	$360,666	$375,376	$279,564	$523,767
Net income	$360,666	$375,376	$279,564	$523,767
Income per share — basic
Income from continuing operations	$0.04	$0.04	$0.03	$0.05

Income per share attributable to common shareholders — basic	$0.04	$0.04	$0.03	$0.05

Income per share — diluted:
Income from continuing operations	$0.03	$0.03	$0.02	$0.05

Income per share attributable to common shareholders — diluted	$0.03	$0.03	$0.02	$0.05

	2000 Quarter Ended

	March 31	June 30	September 30	December 31

Net revenues	$6,753,138	$7,476,481	$7,145,775	$7,270,362
Gross margin	$3,536,932	$3,838,670	$3,934,044	$4,294,514
Income from continuing operations	$637,310	$674,132	$719,185	$762,884
Loss from discontinued operations	$(286,385)	$(199,159)	—	—
Net income	$350,925	$474,973	$719,185	$762,884
Income per share — basic:
Income from continuing operations	$0.07	$0.07	$0.07	$0.08
Loss from discontinued operations	$(0.03)	$(0.02)	—	—

Income (loss) per share attributable to common shareholders — basic	$0.04	$0.05	$0.07	$0.08

Income per share — diluted:
Income from continuing operations	$0.06	$0.07	$0.07	$0.07
Loss from discontinued operations	$(0.03)	$(0.02)	—	—

Income per share attributable to common shareholders — diluted	$0.03	$0.05	$0.07	$0.07

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

			Additions
		Charged to	Charged to
	Beginning	cost and	other			Ending
	Balance	expenses	accounts	Deductions		Balance

Year Ended December 31, 2001
Allowance for Doubtful Accounts	$334,696	—	—	$(48,569	)(1)	$286,127
Reserve for Inventory Obsolescence	$977,631	$237,671	—	—		$1,215,302
Deferred Tax Asset Valuation Allowance	$994,000	—	—	(425,000	)(2)	569,000

Year Ended December 31, 2000
Allowance for Doubtful Accounts	$516,047	—	—	$(181,351	)(1)	$334,696
Reserve for Inventory Obsolescence	$995,253	$343,983	—	$(361,605	)(1)	$977,631
Deferred Tax Asset Valuation Allowance	$2,649,000	—	—	$(1,655,000	)(2)	$994,000

Year Ended December 31, 1999
Allowance for Doubtful Accounts	$271,544	$254,503	—	$(10,000	)(1)	$516,047
Reserve for Inventory Obsolescence	$705,103	$372,375	—	$(82,225	)(1)	$995,253
Deferred Tax Asset Valuation Allowance	$2,000,000	$649,000	—	—		$2,649,000

(1)	Relates to the write-off of accounts receivable or disposal of obsolete inventory.

(2)	Relates to the decrease in deferred tax assets due to the expiration of certain NOL tax credit carry-forwards.

      This schedule contains summary financial information extracted from the consolidated balance sheet at December 31, 2001 and the consolidated statement of operation for the year then ended and is qualified in its entirety by reference to such financial statement.