Form 10-Q
period 2002-03-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2002-05-10
CIK 319240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002	Commission File No. No. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2579751 (I.R.S. Employer Identification No.)

9172 Eton Avenue, Chatsworth CA. (Address of principal executive offices)	91311 (Zip Code)

Registrant’s Telephone Number: (818) 709-1244

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The registrant had 10,375,092 shares of common stock outstanding as of April 30, 2002.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

INDEX TO FORM 10-Q

Three Months Ended March 31, 2002

		Page

PART I - FINANCIAL INFORMATION
Item 1 -	Consolidated Financial Statements
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Cash Flows	4
	Consolidated Statements of Comprehensive Income	5
	Notes to Consolidated Financial Statements	6
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3 -	Quantitative and Qualitative Disclosure About Market Risk	13
PART II - OTHER INFORMATION
Item 1 -	Legal Proceedings	14
Item 6 -	Exhibits and Reports on Form 8-K
	(a) Exhibits	14
	(b) Reports on Form 8-K	14
SIGNATURE		14

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

Assets

	At March 31,	At December 31,
	2002	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$1,799,076	$2,312,451
Accounts receivable, net of allowance for doubtful accounts of $285,406 in 2002 and $286,127 in 2001	4,738,989	4,838,252
Inventories	5,921,758	5,578,139
Prepaid expenses and other current assets	596,339	268,348
Investments available for sale	928,975	1,036,648
Deferred tax asset	1,399,618	1,568,466

Total current assets	15,384,755	15,602,304
Property and equipment, at cost, net of accumulated depreciation of $4,780,866 in 2002 and $4,638,676 in 2001	1,774,340	1,666,226
Purchased intangibles, net of accumulated amortization of $194,197 in 2002 and 2001	188,911	188,911
Software development costs, net of accumulated amortization of $1,545,007 in 2002 and $1,532,011 in 2001	1,421,762	1,146,204
Deferred tax asset	7,280,718	7,280,718
Other assets	576,287	618,677

Total assets	$26,626,773	$26,503,040

Liabilities And Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,500,000	$—
Current portion of long-term debt	1,114,052	1,993,783
Accounts payable	2,504,074	2,295,637
Accrued expenses	1,894,388	1,792,829
Deferred income — service contracts and other	962,326	883,819

Total current liabilities	7,974,840	6,966,068
Long term debt	1,968,437	3,254,801
Deferred income — service contracts and other	272,938	317,416

Total liabilities	10,216,215	10,538,285
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized: 3,000,000 shares; Callable Series B shares issued and outstanding:
2001 - 205,000 ($615,000 liquidation preference)
2002 - 205,000 ($615,000 liquidation preference)	2,050	2,050
Common stock, $.01 par value; Authorized: 50,000,000 shares
Shares issued and outstanding: 2002 - 10,374,759 and 2001 - 10,264,926	103,746	102,648
Additional paid-in capital	41,473,115	41,311,847
Unearned compensation	(36,176)	(54,343)
Accumulated other comprehensive income	8,232	72,835
Accumulated deficit	(25,140,409)	(25,470,282)

Total shareholders’ equity	16,410,558	15,964,755

Total liabilities and shareholders’ equity	$26,626,773	$26,503,040

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended March 31,

	2002	2001

Sales of IVD systems	$1,134,980	$1,670,794
Sales of IVD supplies and services	3,991,316	3,868,857
Sales of small lab devices and supplies	1,534,957	1,682,163
Royalties and licensing revenues	79,973	56,010

Net revenues	6,741,226	7,277,824

Cost of goods — IVD systems	684,510	1,022,609
Cost of goods — IVD supplies and services	1,521,161	1,519,747
Cost of goods — lab devices and supplies	724,421	818,729

Cost of goods sold	2,930,092	3,361,085

Gross margin	3,811,134	3,916,739

Marketing and selling	905,145	929,983
General and administrative	1,151,975	1,007,792
Research and development, net	1,010,370	1,166,580
Amortization of intangibles	27,834	35,817

Total operating expenses	3,095,324	3,140,172

Operating income	715,810	776,567
Other income (expense):
Interest income	15,150	51,990
Interest expense	(181,172)	(228,637)
Other income	—	1,190

Income before income taxes	549,788	601,110
Income taxes	219,915	240,444

Net income	$329,873	$360,666

Net income per common share
- basic	$0.03	$0.04

- diluted	$0.03	$0.03

Weighted average number of common shares outstanding
- basic	10,327,979	9,800,064

- diluted	11,374,948	10,557,108

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,

	2002	2001

Operating activities:
Net income	$329,873	$360,666
Adjustments to reconcile net income to net cash provided by operations:
Deferred tax benefit	211,918	234,843
Depreciation and amortization	257,009	238,799
Common stock and stock option compensation amortization	18,167	67,890
Changes in assets and liabilities:
Accounts receivable — trade and other	75,279	(178,866)
Service contracts, net	58,013	142,507
Inventories	(343,619)	(379,718)
Prepaid expenses and other current assets	(327,991)	(30,670)
Other assets	(8,777)	(23,263)
Accounts payable	208,437	435,316
Accrued expenses	109,866	(781,037)

Net cash provided by operating activities	588,175	86,467

Investing activities:
Acquisition of property and equipment	(250,305)	(204,209)
Software development costs	(288,554)	(140,336)

Net cash used in investing activities	(538,859)	(344,545)

Financing activities:
Borrowings under line of credit	2,000,000	8,050,000
Repayments of line of credit	(500,000)	(8,202,761)
Borrowings under term loan	500,000	—
Repayments of term loan	(2,425,000)	—
Repayment of notes payable	(291,750)	(300,000)
Payments of capital lease obligations	(8,307)	(8,646)
Issuance of common stock and warrant for cash	162,366	126,017

Net cash used in financing activities	(562,691)	(335,390)

Net decrease in cash and cash equivalents	(513,375)	(593,468)
Cash and cash equivalents at beginning of period	2,312,451	3,661,310

Cash and cash equivalents at end of period	$1,799,076	$3,067,842

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants in connection with debt financing	—	$374,768
Supplemental disclosure of cash flow information:
Cash paid for interest	$96,859	$223,988
Cash paid for income taxes	22,340	14,592

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended March 31,

	2002	2001

Net income	$329,873	$360,666
Unrealized loss on investments, net of taxes	(64,603)	(361,863)

Comprehensive income (loss)	$265,270	$(1,197)

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Formation and Business of the Company.

     International Remote Imaging Systems, Inc., (collectively “IRIS” or the “Company”) was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries design, develop, manufacture and market in vitro diagnostic (“IVD”) equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy (“AIM”) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

2. Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and 2001 and the results of its operations for the three-month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications:

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

3. Comprehensive Income.

     The Company’s components of comprehensive income are net income and unrealized gains (losses) on investments. Income tax effect allocated to the unrealized gains and losses on available for sale securities for the three months ended March 31, 2002 was a benefit of $43,070.

     The following is a reconciliation of accumulated other comprehensive income balance for the three months ended March 31, 2002:

Three months

Beginning balance	$72,835
Current period change	(64,603)

Ending balance	$8,232

4. Inventories.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

	At March 31, 2002	At December 31, 2001

Finished goods	$2,029,491	$2,270,973
Work-in-process	640,454	479,809
Raw materials, parts and sub-assemblies	4,453,708	4,042,659

	7,123,653	6,793,441
Reserved for obsolescence	(1,201,895)	(1,215,302)

Net inventories	$5,921,758	$5,578,139

5. Short-Term Borrowings and Notes Payable.

     In February 2002, the Company refinanced its existing credit facility and replaced it with a new $8.0 million credit facility with California Bank and Trust. The new facility consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan shall carry interest only for the first 12 months, followed by 48 months of equal principal payments plus interest. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender’s prime rate (4.75% at March 31, 2002), or LIBOR rate plus 2.0%

     At March 31, 2002, the outstanding amounts under the Company’s credit facility consist of $492,000 under the first term loan and $1.5 million under the revolving line of credit. An additional $2.8 million was available under the line of credit at that date. No amounts were owed under the second term loan at March 31, 2002 as that loan has not yet been funded and drawn on by the Company.

     At March 31, 2002, the outstanding principal balance on the unsecured Subordinated Note Payable was $2.8 million. The note is payable in monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bears interest at the prime rate (4.75% on March 31, 2002) plus 2.0% and matures on July 31, 2004.

6. Capital Stock.

Stock Issuances:

     During the three months ended March 31, 2002, the Company (i) issued 100,000 shares of common stock from the exercise of warrants, (ii) issued options to purchase 148,000 shares of common stock under the Company’s stock option plans and (iii) cancelled options to purchase 56,967 shares of common stock. Options for 9,833 shares of common stock were exercised during the period. At March 31, 2002, options to purchase 2,409,547 shares of common stock were issued and outstanding under the Company’s stock options plans. The outstanding options expire by the end of 2012. The exercise price for these options ranges from $0.69 to $4.38 per share. At March 31, 2002, there were 470,547 shares of common stock available for the granting of future options under the Company’s stock option plans.

Warrants:

     As of March 31, 2002, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date

10,000	$4.31	May 15, 2002
294,000	2.00	August 6, 2002
853,040	1.90	July 31, 2004
50,000	2.13	October 31, 2005
45,045	2.22	October 1, 2006

7. Income Taxes.

     The income tax provision for the three month period ended March 31, 2002 was $219,915 as compared to $240,444 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

     Realization of deferred tax assets associated with Net Operating Losses (NOL) and tax credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and accordingly, has established a valuation reserve against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are not available. The Company will continue to review its valuation allowances and make adjustments, if necessary. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s NOL generated prior to the ownership change would be subject to an annual limitation. If this occurred, a further adjustment of the valuation allowance would be necessary.

8. Earnings Per Share (EPS).

     The computation of per share amounts for the three months ended March 31, 2002 and 2001 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 360,400 and 1,669,903 shares of common stock outstanding during the three months ended March 31, 2002 and three months ended March 31, 2001, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

     The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts for the three months ended March 31, 2002 and 2001.

	2002	2001

Weighted average number of shares — basic	10,327,979	9,800,064
Effects of Dilutive Securities
Options	527,893	303,765
Warrants	268,056	147,279
Preferred Stock	251,020	306,000

Weighted average number of shares — diluted	11,374,948	10,557,108

9. Segment and Geographic Information.

     The Company’s operations are organized on the basis of products and related services and under SFAS No. 131 operates in two segments: (1) urinalysis and (2) small laboratory devices.

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

     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s report on Form 10-K for the year ended December 31, 2001. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges (“Segment Profit”).

     The tables below present information about reported segments for the three-month periods ended March 31, 2002 and 2001:

     Three Months Ended March 31, 2002:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$5,206,269	$1,534,957	—	$6,741,226
Interest income	$14,886	$264	—	$15,150
Interest expense	$1,564	—	$179,608	$181,172
Depreciation and amortization	$237,700	$20,764	$16,712	$275,176
Segment profit (loss)	$867,231	$428,608	$(746,051)	$549,788
Segment assets	$15,646,673	$2,299,764	$8,680,336	$26,626,773
Investment in long-lived assets	$530,870	$7,989	—	$538,859

     Three Months Ended March 31, 2001:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

Revenues	$5,595,661	$1,682,163	—	$7,277,824
Interest income	$51,990	—	—	$51,990
Interest expense	$1,956	—	$226,681	$228,637
Depreciation and amortization	$215,649	$31,214	$59,826	$306,689
Segment profit (loss)	$936,906	$477,104	$(812,900)	$601,110
Segment assets	$16,062,436	$2,376,762	$9,338,391	$27,777,589
Investment in long-lived assets	$321,518	$23,027	—	$344,545

     Long-lived assets were all located in the United States and totaled $3,961,300 at March 31, 2002 and $3,620,018 at December 31, 2001.

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

     The following table summarizes total product technology expenditures for the periods indicated:

	Three Months Ended March 31,

	2002	2001

Research and development expense, net	$1,010,000	$1,167,000
Capitalized software development costs	289,000	140,000
Reimbursed costs for research and development grants and contracts	290,000	282,000

Total product technology expenditures	$1,589,000	$1,589,000

Results of Operations

     Comparison of Quarter Ended March 31, 2002 to Quarter Ended March 31, 2001

     Net revenues for the quarter ended March 31, 2002 decreased to $6.7 million from $7.3 million, a decrease of $537,000, or 7% over the same period last year. Sales of IVD imaging systems decreased to $1.1 million from $1.7 million, a decrease of $536,000 or 32% from the same period last year. The decrease is due to lower instrument sales primarily to international distributors, but also domestically, as the Company positions itself for transition to its next generation operating platform. Sales of IVD imaging system supplies and services increased to $4.0 million from $3.9 million, an increase of $122,000 or 3% over the same period last year, primarily due to the larger installed base of urinalysis work stations. Sales of small instruments and supplies decreased $147,000 to $1.5 million, a decrease of 9%. The decline is due primarily to decreased sales of small instruments. Royalties and licensing revenues increased to $80,000 from $56,000 in the comparable period from the prior year.

     Revenues from the urinalysis segment totaled $5.2 million in the current period as compared to $5.6 million in the comparable period last year, a decrease of $389,000 or 7%. This reduction is due to decreased instrument sales, as explained in the preceding paragraph. We plan to introduce a significantly upgraded model of our urinalysis workstation on a new operating platform later this year pending clearance from the Food and Drug Administration. The failure to make a successful and timely transition to the upgraded model would have a material and adverse affect on workstation sales, and, consequently, our liquidity. This is an inherent risk in any major upgrade to products in our industry. Revenues from the small laboratory devices segment decreased $149,000 from the comparable period last year to $1.5 million. This decline is due primarily to decreased sales of small instruments.

     Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 60% in the current period as compared to 61% in the comparable period from last year. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 38% for the current period as compared to 39% in the same period last year. Cost of goods for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 47% for the current period, as compared to 49% in the first quarter of last year. This decrease is due primarily to a change in product mix. The aggregate gross margin totaled 57% for the quarter ended March 31, 2002 as compared to 54% in the comparable period of the prior year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 42%, as compared to 45% in the first quarter of last year. Cost of goods for small laboratory devices as a percentage of revenues totaled 47% in the current period, as compared to 49% in the first quarter of the prior year. This decrease is due primarily to a change in product mix.

     Marketing and selling expenses totaled $905,000, compared to $930,000 for the comparable period of last year, a decrease of $25,000, or 3%. Marketing and selling expenses as a percentage of net revenues were 13% in the quarter ended March 31, 2002, unchanged from the same period last year.

     General and administrative expenses were $1.2 million, an increase of $144,000, or 14% from the comparable period in the prior year. This increase is due primarily to the addition of senior management. General and administrative expenses for the period as a percentage of net revenue were 17% as compared to 14% in the same period in the prior year.

     Net research and development expenses decreased to $1.0 million for the quarter ended March 31, 2002, as compared to $1.2 million in the first quarter of last year, a decrease of $156,000 or 13%. Net research and development expenses as a percentage of revenues decreased to 15% in the quarter ended March 31, 2002 from 16% in the comparable period of the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, was unchanged from the prior year at $1.6 million. The continued high level of total product technology expenditures is due primarily to a major project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market; failure to complete this project on schedule could have a material and adverse effect on our business. We expect our net research and development expenses will continue at current levels during 2002.

     Amortization of intangible assets is lower in the current quarter than in the year ago quarter. This is due to the fact that the balance in the current quarter includes only the amortization of patents, whereas the year ago amounts also included the amortization of acquired intangible assets. The Company ceased amortization of acquired intangible assets in 2002 in accordance with SFAS 142.

     Operating income for the quarter ended March 31, 2002 decreased to $716,000 as compared to $777,000 in the comparable quarter of the prior year, principally as a result of lower sales volume.

     Interest expense decreased to $181,000 in the quarter ended March 31, 2002 from $229,000 in the comparable quarter of the prior year as a result of lower interest rates on the revised credit facility associated with the change in bankers, and reduced indebtedness.

     For the quarter ended March 31, 2002, urinalysis segment profits decreased to $867,000 from $937,000 in the comparable quarter of the prior year. This decrease is attributable to lower sales volume in the current quarter. Segment profits for the small laboratory devices segment totaled $429,000, as compared to $477,000 in the comparable quarter of the prior year. The decrease results from lower sales volume in that segment. Unallocated corporate expenses totaled $746,000 in the current period as compared to $813,000 in the same period last year. The decrease was primarily due to reduced charges incurred for legal services.

     The income tax provision for the quarter ended March 31, 2002 totaled $220,000, as compared to $240,000 in the quarter ended March 31, 2001. The decrease reflects the decreased taxable income experienced by the Company in 2002.

     Net income decreased to $330,000, or $0.03 per diluted share, for the quarter ended March 31, 2002, as compared to $361,000, or $0.03 per diluted share, for the same period of the prior year.

Liquidity and Capital Resources

     Cash and cash equivalents decreased to $1.8 million at March 31, 2002 from $2.3 million at December 31, 2001. Cash flow provided by operations for the three months ended March 31, 2002 increased to $588,000 from $86,000 for the comparable period last year. This increase is due primarily to payments of lower accrued bonuses in the current year than in the prior year. Our primary source of liquidity is cash from operations, which depends heavily on sales of our urinalysis workstations. We plan to introduce a significantly upgraded model on a new operating platform later this year pending clearance from the Food and Drug Administration. The failure to make a successful and timely transition to the upgraded model would have a material and adverse affect on workstation sales, and, consequently, our liquidity. This is an inherent risk in any major upgrade to products in our industry.

     Cash used by investing activities totaled $539,000 for the three months ended March 31, 2002, as compared to $345,000 in the same period last year. The increase is primarily due to the increase in expenditures for property and equipment as part of our efforts to upgrade our facilities, as well as increased software development costs under our research and development program.

     Net cash used by financing activities totaled $563,000 and consisted primarily of principal payments made on the subordinated note, and net principal payments made on the term loans and revolving line of credit under our credit facility, partially offset by funds received from the exercise of stock options and warrants. As of March 31, 2002, we owed $492,000 on the term loan and $1.5 million on the revolving line of credit and were eligible to borrow an additional $2.8 million under the revolving credit line.

     In February 2002, we refinanced our existing credit facility and replaced it with a new $8.0 million credit facility with California Bank and Trust. The new facility consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan carries interest only for the first 12 months, followed by 48 months of equal principal payments plus interest. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender’s prime rate, or LIBOR rate plus 2.0%.

     We began a major project in 1999 to improve our urinalysis workstation product line. As a result, we expect continuing high levels of research and development expenditures in 2002. We plan to continue to fund this project with cash generated from operations.

     We reduced our outstanding debt by approximately $700,000 in the first three months of 2002 and, after considering the effect of the refinancing discussed above, we have scheduled principal payments totaling $1.3 million during the next twelve months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility will be sufficient to fund normal operations and pay principal and interest on outstanding debt for at least a year.

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

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectable accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

•	Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

     Net deferred tax assets are evaluated on a continual basis. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly.

Recent Accounting Pronouncements

     Recent accounting pronouncements are discussed in Note 2 to the interim financial statements on page 6.

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

     We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 to our 2001 Annual Report on Form 10-K. Stockholders should understand that the uncertainties and other factors identified in this Quarterly Report and in Exhibit 99 to the Annual Report are not a comprehensive list of all the uncertainties and other factors which may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors which could affect those statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

     There was no material change in the Company’s exposure to market risk on March 31, 2002 as compared to its market risk exposure on December 31, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2002

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

By:	/s/ John Caloz

John Caloz Corporate Vice President, Finance And Chief Financial Officer