Form 10-Q
period 2002-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2002-08-08
CIK 319240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002	Commission File No. No. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-2579751 (I.R.S. Employer Identification No.)

9172 Eton Avenue, Chatsworth CA. (Address of principal executive offices)	91311 (Zip Code)

Registrant’s Telephone Number: (818) 709-1244

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The registrant had 10,452,026 shares of common stock outstanding as of July 25, 2002.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

INDEX TO FORM 10-Q

Three and Six Months Ended June 30, 2002

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

Assets

	At June 30,	At December 31,
	2002	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$1,221,063	$2,312,451
Accounts receivable, net of allowance for doubtful accounts of $242,980 in 2002 and $286,127 in 2001	4,477,605	4,838,252
Inventories	5,682,201	5,578,139
Prepaid expenses and other current assets	390,822	268,348
Investments available for sale	1,136,844	1,036,648
Deferred tax asset	1,123,217	1,568,466

Total current assets	14,031,752	15,602,304
Property and equipment, at cost, net of accumulated depreciation of $4,886,686 in 2002 and $4,638,676 in 2001	2,164,108	1,666,226
Purchased intangibles, net of accumulated amortization of $194,197 in 2002 and 2001	188,911	188,911
Software development costs, net of accumulated amortization of $1,545,007 in 2002 and $1,532,011 in 2001	1,569,650	1,146,204
Deferred tax asset	7,280,718	7,280,718
Loan to related party	125,000	—
Other assets	685,377	618,677

Total assets	$26,045,516	$26,503,040

Liabilities And Shareholders’ Equity
Current liabilities:
Short-term borrowings	$500,000	$—
Current portion of long-term debt	1,217,654	1,993,783
Accounts payable	2,005,172	2,295,637
Accrued expenses	1,661,847	1,792,829
Deferred income — service contracts and other	848,545	883,819

Total current liabilities	6,233,218	6,966,068
Long term debt	2,593,673	3,254,801
Deferred income — service contracts and other	227,801	317,416

Total liabilities	9,054,692	10,538,285
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized: 3,000,000 shares;
Callable Series B shares issued and outstanding:
2001 - 205,000 ($615,000 liquidation preference)
2002 - 205,000 ($615,000 liquidation preference)

Common stock, $.01 par value; Authorized: 50,000,000 shares Shares issued and outstanding: 2002 – 10,442,576 and 2001 – 10,264,926	104,424	102,648
Additional paid-in capital	41,582,063	41,311,847
Unearned compensation	(21,531)	(54,343)
Accumulated other comprehensive income	132,956	72,835
Accumulated deficit	(24,809,138)	(25,470,282)

Total shareholders’ equity	16,990,824	15,964,755

Total liabilities and shareholders’ equity	$26,045,516	$26,503,040

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30,

	2002	2001

Sales of IVD systems	$1,299,940	$1,253,351
Sales of IVD supplies and services	4,232,330	4,046,367
Sales of small instruments and supplies	1,283,950	1,640,410
Royalties and licensing revenues	175,946	65,956

Net revenues	6,992,166	7,006,084

Cost of goods – IVD systems	683,010	690,629
Cost of goods – IVD supplies and services	1,583,896	1,554,675
Cost of goods – small instruments and supplies	648,484	784,353

Cost of goods sold	2,915,390	3,029,657

Gross margin	4,076,776	3,976,427

Marketing and selling	1,115,531	921,543
General and administrative	1,179,791	1,111,608
Research and development, net	1,089,775	1,102,880
Amortization of intangibles	27,712	36,207

Total operating expenses	3,412,809	3,172,238

Operating income	663,967	804,189
Other income (expense):
Interest income	13,835	29,834
Interest expense	(126,959)	(208,192)
Other income (expense)	1,276	(205)

Income before income taxes	552,119	625,626
Income taxes	220,848	250,250

Net income	$331,271	$375,376

Net income per common share
- basic	$0.03	$0.04

- diluted	$0.03	$0.03

Weighted average number of common shares outstanding
- basic	10,397,125	9,971,455

- diluted	11,734,898	10,818,425

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the six months ended June 30,

	2002	2001

Sales of IVD systems	$2,434,920	$2,924,145
Sales of IVD supplies and services	8,223,646	7,915,224
Sales of small instruments and supplies	2,818,907	3,322,573
Royalties and licensing revenues	255,919	121,966

Net revenues	13,733,392	14,283,908

Cost of goods – IVD systems	1,367,520	1,713,238
Cost of goods – IVD supplies and services	3,105,057	3,074,422
Cost of goods – small instruments and supplies	1,372,905	1,603,082

Cost of goods sold	5,845,482	6,390,742

Gross margin	7,887,910	7,893,166

Marketing and selling	2,020,676	1,851,526
General and administrative	2,331,766	2,119,400
Research and development, net	2,100,145	2,269,460
Amortization of intangibles	55,546	72,024

Total operating expenses	6,508,133	6,312,410

Operating income	1,379,777	1,580,756
Other income (expense):
Interest income	28,985	81,824
Interest expense	(308,131)	(436,829)
Other income	1,276	985

Income before income taxes	1,101,907	1,226,736
Income taxes	440,763	490,694

Net income	$661,144	$736,042

Net income per common share
- basic	$0.06	$0.07

- diluted	$0.06	$0.07

Weighted average number of common shares outstanding
- basic	10,362,743	9,940,377

- diluted	11,572,186	10,746,214

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,

	2002	2001

Operating activities:
Net income	$661,144	$736,042
Adjustments to reconcile net income to net cash provided by operations:
Deferred tax benefit	405,171	478,497
Depreciation and amortization	486,764	508,247
Common stock and stock option compensation amortization	32,812	116,204
Changes in assets and liabilities:
Accounts receivable — trade and other	268,284	472,517
Service contracts, net	(32,526)	(135,021)
Inventories	(104,062)	(693,576)
Prepaid expenses and other current assets	(122,474)	(22,604)
Loan to related party	(125,000)	—
Other assets	(161,329)	(51,074)
Accounts payable	(290,462)	290
Accrued expenses	(114,267)	(1,054,200)

Net cash provided by operating activities	904,055	355,322

Investing activities:
Acquisition of property and equipment	(780,779)	(354,642)
Software development costs	(436,442)	(301,833)

Net cash used by investing activities	(1,217,221)	(656,475)

Financing activities:
Borrowings under line of credit	2,000,000	11,019,118
Repayments of line of credit	(1,500,000)	(11,668,090)
Borrowings under term loan	1,500,000	3,000,000
Repayments of term loan	(2,449,999)	(583,333)
Repayment of notes payable	(583,500)	(3,500,000)
Payments of capital lease obligations	(16,715)	(12,528)
Issuance of common stock and warrants for cash	271,992	141,201

Net cash used in financing activities	(778,222)	(1,603,632)

Net decrease in cash and cash equivalents	(1,091,388)	(1,904,785)
Cash and cash equivalents at beginning of period	2,312,451	3,661,310

Cash and cash equivalents at end of period	$1,221,063	$1,756,525

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants in connection with debt financing	—	374,768
Issuance of common stock in exchange for services	—	10,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$165,393	$456,580
Cash paid for income taxes	54,559	33,592

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30,

	2002	2001

Net income	$331,271	$375,376
Unrealized gains on investments, net of taxes	124,724	25,434

Comprehensive income	$455,995	$400,810

	For the six months ended June 30,

	2002	2001

Net income	$661,144	$736,042
Unrealized gain (loss) on investments, net of taxes	60,121	(336,429)

Comprehensive income	$721,265	$399,613

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

2. Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and 2001 and the results of its operations for the three and six month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

3. Comprehensive Income.

     The Company’s components of comprehensive income are net income and unrealized gains on investments. Income tax effects allocated to the unrealized gains on available for sale securities for the three and six months ended June 30, 2002 were expenses of $83,148 and $40,078, respectively.

     The following is a reconciliation of accumulated other comprehensive income balance for the three and six months ended June 30, 2002:

	Three months	Six months

Beginning balance	$8,232	$72,835
Current period change	124,724	60,121

Ending balance	$132,956	$132,956

4. Inventories.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

	At June 30, 2002	At December 31, 2001

Finished goods	$1,756,358	$2,270,973
Work-in-process	317,891	479,809
Raw materials, parts and sub-assemblies	4,673,555	4,042,659

	6,747,804	6,793,441
Reserved for obsolescence	(1,065,603)	(1,215,302)

Net inventories	$5,682,201	$5,578,139

5. Related Party Transaction

     In April 2002, the Company made a $125,000 loan to Dr. John A. O’Malley, the Chairman, CEO and President of the Company, in accordance with his current employment agreement. The loan bears interest at the rate of five percent per annum and has a term of five years. It is secured by 120,000 shares of the Company’s stock owned by Dr. O’Malley. The loan will be repaid firstly, from the proceeds of any future sale of common shares of the Company by Dr. O’Malley and, secondly, at Dr. O’Malley’s discretion. At the end of the term of the loan, any remaining unpaid balance will be settled by the forfeiture by Dr. O’Malley of the remaining shares held by the Company as security.

6. Short-Term Borrowings and Notes Payable.

     In February 2002, the Company refinanced its existing credit facility and replaced it with a new $8.0 million credit facility with California Bank and Trust. The new facility consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan shall carry interest only for the first 12 months, followed by 48 months of equal principal payments plus interest. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender’s prime rate (4.75% at June 30, 2002), or LIBOR rate plus 2.0%

     At June 30, 2002, the outstanding amounts under the Company’s credit facility consist of $467,000 under the first term loan, $1.0 million under the second term loan and $500,000 under the revolving line of credit. An additional $4.3 million was available under the line of credit at that date.

     At June 30, 2002, the outstanding principal balance on the unsecured Subordinated Note Payable was $2.5 million. The note is payable in monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bears interest at the prime rate (4.75% on June 30, 2002) plus 2.0% and matures on July 31, 2004.

7. Capital Stock.

Stock Issuances:

     During the six months ended June 30, 2002, the Company (i) issued 130,000 shares of common stock from the exercise of warrants, (ii) issued options to purchase 491,030 shares of common stock under the Company’s stock option plans and (iii) cancelled options to purchase 71,967 shares of common stock. Options for 47,650 shares of common stock were exercised during the period. At June 30, 2002, options to purchase 2,699,760 shares of common stock were issued and outstanding under the Company’s stock options plans. The outstanding options expire by the end of 2012. The exercise price for these options ranges from $0.69 to $4.38 per share. At June 30, 2002, there were 142,517 shares of common stock available for the granting of future options under the Company’s stock option plans.

Warrants:

     As of June 30, 2002, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date

264,000	2.00	August 6, 2002
853,040	1.90	July 31, 2004
50,000	2.13	October 31, 2005
45,045	2.22	October 1, 2006

8. Income Taxes.

     The income tax provision for the six-month period ended June 30, 2002 was $440,763 as compared to $490,694 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

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

9. Earnings Per Share (EPS).

     The computation of per share amounts for the three and six months ended June 30, 2002 and 2001 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 357,430 and 1,694,275 shares of common stock outstanding during the three months ended June 30, 2002 and three months ended June 30, 2001, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 357,430 and 1,719,275 shares of common stock outstanding during the six months ended June 30, 2002 and six months ended June 30, 2001, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

     The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts.

	Three Months Ended

	June 30, 2002	June 30, 2001

Weighted average number of shares — basic	10,397,125	9,971,455
Effects of Dilutive Securities
Options	675,876	373,201
Warrants	423,525	167,769
Preferred Stock	238,372	306,000

Weighted average number of shares — diluted	11,734,898	10,818,425

	Six Months Ended

	June 30, 2002	June 30, 2001

Weighted average number of shares — basic	10,362,743	9,940,377
Effects of Dilutive Securities
Options	608,577	341,874
Warrants	349,846	157,963
Preferred Stock	251,020	306,000

Weighted average number of shares — diluted	11,572,186	10,746,214

10. Segment and Geographic Information.

     The Company’s operations are organized on the basis of products and related services and under SFAS No.131 operates in two segments: (1) urinalysis and (2) small instruments.

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

     The small instruments segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology and urinalysis. These products are sold worldwide through distributors.

     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s report on Form 10-K for the year ended December 31, 2001. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges (“Segment Profit”).

     The tables below present information about reported segments for the three and six month periods ended June 30, 2002 and 2001:

     Three Months Ended June 30, 2002:

			Unallocated
	Urinalysis	Small Instruments	Corporate Expenses	Total

Revenues	$5,608,216	$1,383,950	—	$6,992,166
Interest income	$13,386	449	—	$13,835
Interest expense	$1,462	—	$125,497	$126,959
Depreciation and amortization	$210,436	$20,764	$13,200	$244,400
Segment profit (loss)	$912,771	$346,293	$(706,945)	$552,119
Segment assets	$15,438,985	$2,202,596	$8,403,935	$26,045,516
Investment in long-lived assets	$669,374	$8,988	—	$678,362

     Three Months Ended June 30, 2001:

			Unallocated
	Urinalysis	Small Instruments	Corporate Expenses	Total

Revenues	$5,365,674	$1,640,410	—	$7,006,084
Interest income	$29,834	—	—	$29,834
Interest expense	$1,859	—	$206,333	$208,192
Depreciation and amortization	$238,886	$36,175	$42,701	$317,762
Segment profit (loss)	$1,047,222	$384,278	$(805,874)	$625,626
Segment assets	$14,696,601	$2,280,982	$9,077,780	$26,055,363
Investment in long-lived assets	$298,658	$13,272	—	$311,930

Six Months Ended June 30, 2002:

			Unallocated
	Urinalysis	Small Instruments	Corporate Expenses	Total

Revenues	$10,814,485	$2,918,907	—	$13,733,392
Interest income	$28,272	713	—	$28,985
Interest expense	$3,026	—	$305,105	$308,131
Depreciation and amortization	$448,136	$41,528	$29,912	$519,576
Segment profit (loss)	$1,780,002	$774,901	$(1,452,996)	$1,101,907
Investment in long-lived assets	$1,200,244	$16,977	—	$1,217,221

Six Months Ended June 30, 2001:

			Unallocated
	Urinalysis	Small Instruments	Corporate Expenses	Total

Revenues	$10,961,335	$3,322,573	—	$14,283,908
Interest income	$81,824	—	—	$81,824
Interest expense	$3,815	—	$433,014	$436,829
Depreciation and amortization	$454,535	$67,389	$102,527	$624,451
Segment profit (loss)	$1,984,128	$861,382	$(1,618,774)	$1,226,736
Investment in long-lived assets	$620,176	$36,299	—	$656,475

     Long-lived assets were all located in the United States and totaled $4,608,046 at June 30, 2002, and $3,620,018 at December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We generate revenues primarily from sales of our urinalysis workstation, an in vitro diagnostic, or IVD, imaging system based on our patented and proprietary AIM technology, and the related supplies and service required to operate this workstation. We also earn revenues from sales of ancillary lines of small instruments and supplies.

     The nature of our business requires that we make significant investments in research and development for new products and enhancements to existing products. We fund our research and development primarily from internal sources, but we also receive partial funding from time to time under grants from the National Institute of Health and joint development projects with third parties.

     The following table summarizes total product technology expenditures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Research and development expense, net	$1,090,000	$1,103,000	$2,100,000	$2,269,000
Capitalized software development costs	147,000	162,000	436,000	302,000
Reimbursed costs for research and development grants and contracts	193,000	271,000	483,000	553,000

Total product technology expenditures	$1,430,000	$1,536,000	$3,019,000	$3,124,000

Results of Operations

     Comparison of Quarter Ended June 30, 2002 to Quarter Ended June 30, 2001

     Net revenues for the quarter ended June 30, 2002 were $7.0 million, or the same as last year. Sales of IVD imaging systems were $1.3 million, which was unchanged from the same period last year. IVD imaging system sales consist of sales of our urinalysis workstations. Workstation sales have been relatively stable from quarter to quarter. However, we plan to introduce a significantly upgraded model later this year on a new operating platform pending clearance from the Food and Drug Administration. The failure to make a successful and timely transition to the upgraded model would have a material and adverse affect on IVD imaging system sales. This is an inherent risk in any major upgrade to products in our industry.

     Sales of IVD imaging system supplies and services increased to $4.2 million from $4.0 million, an increase of $186,000 or 5% over the same period last year, primarily due to the larger installed base of urinalysis work stations. Sales of small instruments and supplies decreased $356,000 to $1.3 million, a decrease of 22%. The decline is due primarily to decreased sales to OEM customers. However, the core clinical and veterinary business segments combined were ahead by 5% over the same period last year. Royalties and licensing revenues increased to $176,000 from $66,000 in the comparable period from the prior year. This was primarily due to a $100,000 royalty earned by our StatSpin subsidiary during the current period.

     Revenues from the urinalysis segment totaled $5.6 million in the current period as compared to $5.4 million in the comparable period last year, an increase of $243,000 or 5%. This increase is due to higher supplies and services sales, as explained in the preceding paragraph. Revenues from the small instruments segment decreased $256,000 from the comparable period last year to $1.4 million. This decline is due primarily to decreased sales of small instruments to OEM customers, partially offset by a $100,000 royalty in the current period.

     Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 53% in the current period as compared to 55% in the comparable period from last year. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products were 37% for the current period as compared to 38% in the same period last year. Cost of goods for small instruments and supplies as a percentage of sales of such products totaled 51% for the current period, as compared to 48% in the second quarter of last year. This increase is due primarily to a change in product mix. The aggregate gross margin totaled 58% for the quarter ended June 30, 2002 as compared to 57% in the comparable period of the prior year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 40%, as compared to 42% in the second quarter of last year. Cost of goods for small instruments as a percentage of revenues totaled 47% in the current period, as compared to 48% in the second quarter of the prior year. These decreases are due primarily to changes in product mix.

     Marketing and selling expenses totaled $1.1 million, compared to $922,000 for the comparable prior year period, an increase of $194,000, or 21%. This increase is due primarily to the addition of a senior sales person as well as increased marketing efforts for our products. Marketing and selling expenses as a percentage of net revenues were 16% in the quarter ended June 30, 2002, as compared to 13% in the same period last year.

     General and administrative expenses were $1.2 million, up slightly from the comparable period in the prior year. General and administrative expenses for the period as a percentage of net revenue were 17% as compared to 16% in the same period in the prior year.

     Net research and development expenses were $1.1 million for the quarter ended June 30, 2002, the same as in the second quarter of last year. Net research and development expenses as a percentage of revenues were 16% in the quarter ended June 30, 2002, comparable to the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, were down $106,000 from the prior year to $1.4 million. This decline was due primarily to a reduction in the amount of work done under research and development grants and contracts. The continued high level of total product technology expenditures is due primarily to a major project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market; failure to complete this project on schedule could have a material and adverse effect on our business. We expect our net research and development expenses to continue at current levels for the remainder of 2002.

     Amortization of intangible assets is lower in the current quarter than in the year ago comparable period. This is due to the fact that the balance in the current quarter includes only the amortization of patents, whereas the year ago amounts also included the amortization of acquired intangible assets. The Company ceased amortization of acquired intangible assets in 2002 in accordance with SFAS 142.

     Operating income for the quarter ended June 30, 2002 decreased to $664,000 as compared to $804,000 in the comparable quarter of the prior year, primarily as a result of higher marketing and selling expenses.

     Interest expense decreased to $127,000 in the quarter ended June 30, 2002 from $208,000 in the comparable quarter of the prior year as a result of significantly lower interest rates on the revised credit facility associated with the change in bankers, and reduced indebtedness.

     For the quarter ended June 30,2002, urinalysis segment profits decreased to $913,000 from $1.0 million in the comparable quarter of the prior year. This decrease is attributable to higher marketing and selling expenses in the current quarter. Segment profits for the small instruments segment totaled $346,000, as compared to $384,000 in the comparable quarter of the prior year. The decrease results from lower sales volume in that segment.

Unallocated corporate expenses totaled $707,000 in the current period as compared to $806,000 in the same period last year. The decrease was primarily due to reduced charges incurred for legal services.

     The income tax provision for the quarter ended June 30, 2002 totaled $221,000, as compared to $250,000 in the quarter ended June 30, 2001. The decrease is a function of the taxable income.

     Net income decreased to $331,000, or $0.03 per diluted share, for the quarter ended June 30, 2002, as compared to $375,000, or $0.03 per diluted share, for the same period of the prior year.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

     Net revenues for the six months ended June 30, 2002 decreased to $13.7 million from $14.3 million, a decrease of $550,000 or 4% from the same period last year. Sales of IVD imaging systems decreased to $2.4 million from $2.9 million, a decrease of $489,000 or 17% from the same period last year. The decrease is due to lower instrument sales primarily to international distributors, but also domestically, as the Company positions itself for transition to its next generation operating platform. Sales of IVD imaging systems supplies and services increased to $8.2 million from $7.9 million, an increase of $308,000 or 4% over the same period last year, primarily due to the larger installed base of urinalysis workstations. Sales of small instruments and supplies decreased $504,000 to $2.8 million, a decrease of 15%. The decline is due primarily to lower sales of small instruments to OEM customers. Royalties and licensing revenues increased $134,000 from the year ago period, due primarily to a new $100,000 royalty earned by our StatSpin subsidiary during the current period.

     Revenues from the urinalysis segment totaled $10.8 million in the current period as compared to $11.0 million in the same period last year, a slight decrease which is due to decreased instrument sales, as explained in the preceding paragraph. Revenues from the small instruments segment decreased $404,000 from the comparable period last year to $2.9 million. This decline is due primarily to lower sales, partially offset by the $100,000 royalty.

     Cost of goods sold for IVD systems as a percentage of sales of those systems totaled 56% in the current period as compared to 59% in the same period last year. Cost of goods sold for IVD imaging system supplies and services as a percentage of sales of such products was 38% for the current period as compared to 39% for the first six months of 2001. Cost of goods sold for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 49% for the current period as compared to 48% in the year ago period. The aggregate gross margin totaled 57% for the first six months of 2002 as compared to 55% in the comparable period of last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 41% as compared to 44% in the first six months of 2002. Cost of goods for small instruments as a percentage of revenues totaled 47% in the current period as compared to 48% in the year ago period.

     Marketing and selling expenses totaled $2.0 million in the current period as compared to $1.9 million for the comparable period last year, an increase of $169,000 or 9%. This increase was primarily due to the addition of a senior sales management person as well as increased marketing efforts. Marketing and selling expenses as a percentage of net revenues were 15% in the current period as compared to 13% last year.

     General and administrative expenses were $2.3 million, an increase of $212,000 or 10% from the comparable period in the prior year. This increase is due primarily to the addition of senior management. General and administrative expenses for the period as a percentage of net revenues were 17% as compared to 15% in the same period of the prior year.

     Net research and development expenses decreased to $2.1 million for the first six months of 2002 as compared to $2.3 million in the same period of 2001, a decrease of $169,000 or 7%. Net research and development expenses as a percentage of revenues decreased slightly to 15% in the current period from 16% in the comparable period of the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts was down $105,000 in the current period as compared to the year ago period, which was consistent with the aforementioned decrease in net research and development expenses. Still, total product technology expenditures continued at a high level due primarily to a major project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market; failure to complete this project on schedule could have a material and adverse effect on our business. We expect our net research and development expenses to continue at current levels during 2002.

     Amortization of intangible assets is lower in the current period than in the same period last year. This is due to the fact that the balance in the current period includes only the amortization of patents, whereas the year ago amounts also included the amortization of acquired intangible assets. The Company ceased amortization of acquired intangible assets in 2002 in accordance with SFAS 142.

     Operating income for the first six months of 2002 decreased to $1.4 million as compared to $1.6 million in the first six months of 2001, principally as a result of higher marketing and selling and general and administrative expenses in 2002.

     Interest expense decreased to $308,000 in the current period from $437,000 in the prior year as a result of lower interest rates on the revised credit facility associated with the change in bankers, and reduced indebtedness.

     For the first six months of 2002, urinalysis segment profits decreased to $1.8 million from $2.0 million in the comparable period of 2001. This decrease is attributable to higher marketing and selling expenses in the current period. Segment profits for the small instruments segment totaled $775,000 as compared to $861,000 in the comparable period last year. This decrease resulted from lower sales volume in that segment. Unallocated corporate expenses totaled $1.5 million in the current period as compared to $1.6 million in the same period last year. The decrease was primarily due to reduced charges incurred for legal services in the current period.

     The income tax provision for the first six months of 2002 totaled $441,000 as compared to $491,000 in the first six months of 2001. The decrease reflects the decreased taxable income experienced by the Company in 2002.

     Net income decreased to $661,000 or $0.06 per diluted share for the first six months of 2002 as compared to $736,000 or $0.07 per diluted share for the same period of the prior year.

Liquidity and Capital Resources

     Cash and cash equivalents decreased to $1.2 million at June 30, 2002 from $2.3 million at December 31, 2001. Cash flow provided by operations for the six months ended June 30, 2002 increased to $904,000 from $355,000 for the comparable period last year. This increase is due primarily to payments of lower accrued bonuses in the current year than in the prior year and smaller increases in inventories in the current year. Our primary source of liquidity is cash from operations, which depends heavily on sales of our urinalysis workstations. We plan to introduce a significantly upgraded model on a new operating platform later this year pending clearance from the Food and Drug Administration. The failure to make a successful and timely transition to the upgraded model would have a material and adverse affect on workstation sales, and, consequently, our liquidity. This is an inherent risk in any major upgrade to products in our industry.

     Cash used by investing activities totaled $1.2 million for the six months ended June 30, 2002, as compared to $656,000 in the same period last year. The increase is due primarily to the increase in expenditures for property and equipment as part of our efforts to expand and upgrade our facilities, as well as increased software development costs under our research and development program.

     Net cash used by financing activities totaled $778,000 and consisted primarily of principal payments made on the subordinated note, and net principal payments made on the term loans and revolving line of credit under our credit facility, partially offset by funds received from the exercise of stock options and warrants. As of June 30, 2002, we owed $1.5 million on the term loans and $500,000 on the revolving line of credit and were eligible to borrow an additional $4.3 million under the revolving credit line.

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

     We reduced our outstanding debt by more than $900,000 in the first six months of 2002 and, after considering the effect of the refinancing discussed above, our scheduled principal payments total $1.3 million during the next twelve months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility will be sufficient to fund normal operations and pay principal and interest on outstanding debt for at least a year.

Shareholder Rights Plan

     We have a shareholder rights plan. The rights are not presently exercisable. They become exercisable only if a person or group acquires 20% or more of our common stock, or announces a tender offer for 20% or more of our common stock, without board approval. If the rights are triggered, all common stockholders (except the hostile party) will be entitled to purchase shares of common stock (or the economic equivalent in preferred stock) at a price based on a substantial discount from the market price of the common stock. The Board of Directors may terminate the plan at any time or redeem the rights prior to their becoming exercisable. The rights expire on December 22, 2009.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectible accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Inventory is evaluated on a continual basis and reserve adjustments are made based on management’s estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

•	Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

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

Recent Issued Accounting Standards

     SFAS No. 141 and 142. – In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements prohibit pooling-of-interests accounting for transactions initiated after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB No. 17, “Intangible Assets.” Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets with indefinite lives will be subject to periodic (at least annual) tests for impairment, and recognition of impairment losses in the future could be required based on a new fair value-based methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company does not believe the initial application of these new impairment tests will have a material impact on its financial statements. Due to the non-amortization of Goodwill, amortization expense in the three months ended June 30, 2002 was reduced by approximately $55,000 compared to the three months ended June 30, 2001. Future amortization will be reduced by approximately $222,000 annually.

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

We May Face Interruption of Production and Services Due to Increased Security Measures in Response to Terrorism

     Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that may have been affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things,

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

     There was no material change in the Company’s exposure to market risk on June 30, 2002 as compared to its market risk exposure on December 31, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     We are not presently involved in any litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

     We held our annual meeting of stockholders on June 7, 2002. At the meeting, our stockholder’s voted on the following matters:

1.	Election of the Class 3 Director. The stockholders re-elected Dr. Thomas F. Kelley as the Class 3 Director. Dr. Kelley received 6,603,946 votes for re-election, and 120,421 votes were withheld.

2.	Ratification of Appointment of Independent Auditors. The stockholders ratified the reappointment of the accounting firm of BDO Seidman, LLP as independent auditors for the Company for 2002. The voting results were 6,648,388 votes for, 55,764 against, 20,215 votes abstaining and no broker non-votes.

Item 6. Exhibits And Reports On Form 8-K.

     (a)  Exhibits

		Reference
Exhibit Number	Description	Document

3.1(a)	Certificate of Incorporation, as amended	(1)
3.1(b)	Certificate of Designations of Series A Convertible Preferred Stock	(2)
3.1(c)	Certificate of Designations of Series B Callable Preferred Stock	(3)
3.2	Restated Bylaws	(4)
4.1	Specimen of Common Stock Certificate	(5)
4.2	Certificate of Designations of Series A Convertible Preferred Stock	(2)
4.3	Certificate of Designations of Series B Callable Preferred Stock	(3)
99.1	Statement Pursuant to Section 906 the Sarbanes-Oxley Act of 2002 By Principal Executive Officer and Principal Financial Officer

     Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(2)	Current Report on Form 8-K dated January 15, 1997.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(5)	Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2002	INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

	By:	/s/ John Caloz

John Caloz Corporate Vice President, Finance And Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2002

COMMISSION FILE NO. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

EXHIBIT INDEX

		Reference
Exhibit Number	Description	Document

3.1(a)	Certificate of Incorporation, as amended	(1)
3.1(b)	Certificate of Designations of Series A Convertible Preferred Stock	(2)
3.1(c)	Certificate of Designations of Series B Callable Preferred Stock	(3)
3.2	Restated Bylaws	(4)
4.1	Specimen of Common Stock Certificate	(5)
4.2	Certificate of Designations of Series A Convertible Preferred Stock	(2)
4.3	Certificate of Designations of Series B Callable Preferred Stock	(3)
99.1	Statement Pursuant to Section 906 the Sarbanes-Oxley Act of 2002 By Principal Executive Officer and Principal Financial Officer

     Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(2)	Current Report on Form 8-K dated January 15, 1997.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(5)	Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).