Form 10-Q
period 2002-09-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2002-11-08
CIK 319240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002	Commission File No. No. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 9172 Eton Avenue, Chatsworth, CA. (Address of principal executive offices)	94-2579751 (I.R.S. Employer Identification No.) 91311 (Zip Code)

Registrant’s Telephone Number: (818) 709-1244

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The registrant had 10,841,657 shares of common stock outstanding as of October 21, 2002.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

INDEX TO FORM 10-Q

Three and Nine Months Ended September 30, 2002

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

Assets

	At September 30,	At December 31,
	2002	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$1,792,510	$2,312,451
Accounts receivable, net of allowance for doubtful accounts of $230,360 in 2002 and $286,127 in 2001	4,652,516	4,838,252
Inventories	5,279,470	5,578,139
Prepaid expenses and other current assets	351,754	268,348
Investments available for sale	763,034	1,036,648
Deferred tax asset	1,240,382	1,568,466

Total current assets	14,079,666	15,602,304
Property and equipment, at cost, net of accumulated depreciation of $5,073,814 in 2002 and $4,638,676 in 2001	2,557,611	1,666,226
Purchased intangibles, net of accumulated amortization of $194,197 in 2002 and 2001	188,911	188,911
Software development costs, net of accumulated amortization of $1,545,007 in 2002 and $1,532,011 in 2001	1,738,049	1,146,204
Deferred tax asset	7,280,718	7,280,718
Loan to related party	125,000	—
Other assets	634,466	618,677

Total assets	$26,604,421	$26,503,040

Liabilities And Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,000,000	$—
Current portion of long-term debt	1,300,423	1,993,783
Accounts payable	1,728,416	2,295,637
Accrued expenses	1,977,937	1,792,829
Deferred income — service contracts and other	999,742	883,819

Total current liabilities	7,006,518	6,966,068
Long term debt	2,226,341	3,254,801
Deferred income — service contracts and other	201,620	317,416

Total liabilities	9,434,479	10,538,285
Shareholders’ equity:
Preferred stock, $.01 par value; Authorized: 3,000,000 shares;
Callable Series B shares issued and outstanding:
2001 - 205,000
2002 - none	—	2,050
Common stock, $.01 par value; Authorized: 50,000,000 shares
Shares issued and outstanding: 2002 — 10,836,394 and 2001 — 10,264,926	108,362	102,648
Additional paid-in capital	41,874,975	41,311,847
Unearned compensation	(16,718)	(54,343)
Accumulated other comprehensive income	(91,333)	72,835
Accumulated deficit	(24,705,344)	(25,470,282)

Total shareholders’ equity	17,169,942	15,964,755

Total liabilities and shareholders’ equity	$26,604,421	$26,503,040

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the three months ended September 30,

	2002	2001

Sales of IVD systems	$1,522,700	$1,313,877
Sales of IVD supplies and services	3,945,963	3,722,723
Sales of small instruments and supplies	1,455,107	1,747,799
Royalties and licensing revenues	148,372	127,336

Net revenues	7,072,142	6,911,735

Cost of goods – IVD systems	1,015,922	788,520
Cost of goods – IVD supplies and services	1,592,736	1,445,552
Cost of goods – small instruments and supplies	715,198	807,044

Cost of goods sold	3,323,856	3,041,116

Gross margin	3,748,286	3,870,619

Marketing and selling	1,063,659	874,211
General and administrative	1,263,434	1,102,538
Research and development, net	1,150,280	1,192,902
Amortization of intangibles	26,914	36,480

Total operating expenses	3,504,287	3,206,131

Operating income	243,999	664,488
Other income (expense):
Interest income	13,578	21,013
Interest expense	(120,881)	(218,113)
Other income (expense)	36,294	(1,447)

Income before income taxes	172,990	465,941
Income taxes	69,196	186,377

Net income	$103,794	$279,564

Net income per common share
— basic	$0.01	$0.03

— diluted	$0.01	$0.02

Weighted average number of common shares outstanding
— basic	10,688,591	9,989,751

— diluted	11,501,501	11,220,087

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
 (unaudited)

	For the nine months ended September 30,

	2002	2001

Sales of IVD systems	$3,957,620	$4,238,022
Sales of IVD supplies and services	12,169,609	11,637,947
Sales of small instruments and supplies	4,274,014	5,070,372
Royalties and licensing revenues	404,291	249,302

Net revenues	20,805,534	21,195,643

Cost of goods – IVD systems	2,383,442	2,501,758
Cost of goods – IVD supplies and services	4,697,793	4,519,974
Cost of goods – small instruments and supplies	2,088,103	2,410,126

Cost of goods sold	9,169,338	9,431,858

Gross margin	11,636,196	11,763,785

Marketing and selling	3,084,335	2,725,737
General and administrative	3.595,200	3,221,938
Research and development, net	3,250,425	3,462,362
Amortization of intangibles	82,460	108,504

Total operating expenses	10,012,420	9,518,541

Operating income	1,623,776	2,245,244
Other income (expense):
Interest income	42,563	102,837
Interest expense	(429,012)	(654,942)
Other income (expense)	37,570	(462)

Income before income taxes	1,274,897	1,692,677
Income taxes	509,959	677,071

Net income	$764,938	$1,015,606

Net income per common share
— basic	$0.07	$0.10

— diluted	$0.07	$0.09

Weighted average number of common shares outstanding
— basic	10,472,553	9,957,016

— diluted	11,552,302	10,883,833

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,

	2002	2001

Operating activities:
Net income	$764,938	$1,015,606
Adjustments to reconcile net income to net cash provided by operations:
Deferred tax benefit	437,531	652,141
Depreciation and amortization	751,826	767,002
Common stock and stock option compensation amortization	47,625	161,007
Changes in assets and liabilities:
Accounts receivable — trade and other	300,918	221,977
Service contracts, net	(115,055)	(210,882)
Inventories	298,669	(765,503)
Prepaid expenses and other current assets	(83,406)	(60,818)
Loan to related party	(125,000)	—
Other assets	(147,832)	(20,763)
Accounts payable	(567,221)	(571,627)
Accrued expenses	210,884	(777,604)

Net cash provided by operating activities	1,773,877	410,536

Investing activities:
Acquisition of property and equipment	(1,361,410)	(534,630)
Software development costs	(604,841)	(465,360)

Net cash used by investing activities	(1,966,251)	(999,990)

Financing activities:
Borrowings under line of credit	3,500,000	12,969,118
Repayments of line of credit	(2,500,000)	(13,256,183)
Borrowings under term loan	1,500,000	3,000,000
Repayments of term loan	(2,483,332)	(833,332)
Repayment of notes payable	(875,250)	(3,597,250)
Payments of capital lease obligations	(25,776)	(24,037)
Issuance of common stock and warrants for cash	556,791	166,050

Net cash used in financing activities	(327,567)	(1,575,634)

Net decrease in cash and cash equivalents	(519,941)	(2,165,088)
Cash and cash equivalents at beginning of period	2,312,451	3,661,310

Cash and cash equivalents at end of period	$1,792,510	$1,496,222

Supplemental schedule of non-cash investing and financing activities:
Issuance of warrants in connection with debt financing	—	374,768
Issuance of common stock in exchange for services	10,000	10,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$224,741	$638,551
Cash paid for income taxes	64,680	39,602

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended September 30,

	2002	2001

Net income	$103,794	$279,564
Unrealized losses on investments, net of taxes	(224,289)	(231,222)

Comprehensive income (loss)	$(120,495)	$48,342

	For the nine months ended September 30,

	2002	2001

Net income	$764,938	$1,015,606
Unrealized losses on investments, net of taxes	(164,168)	(567,651)

Comprehensive income	$600,770	$447,955

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

2. Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and 2001 and the results of its operations for the three and nine month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivables, inventories, purchased intangibles, estimated provisions for warranty costs and deferred tax assets. Actual results could materially differ from those estimates.

Principles of Consolidation:

     The consolidated financial statements include the accounts of International Remote Imaging Systems, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

     Recent Accounting Pronouncements:

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statements (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. International Remote Imaging Systems, Inc. is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on International Remote Imaging Systems, Inc.s consolidated financial statements. International Remote Imaging Systems, Inc. will apply this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. International Remote Imaging Systems, Inc. will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

Reclassifications:

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

3. Comprehensive Income.

     The Company’s components of comprehensive income are net income and unrealized losses on investments. Income tax effects allocated to the unrealized losses on available for sale securities for the three and nine months ended September 30, 2002 were benefits of $149,526 and $109,445, respectively.

     The following is a reconciliation of accumulated other comprehensive income balance for the three and nine months ended September 30, 2002:

	Three months	Nine months

Beginning balance	$132,956	$72,835
Current period change	(224,289)	(164,168)

Ending balance	$(91,333)	$(91,333)

4. Inventories.

     Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

	At September 30, 2002	At December 31, 2001

Finished goods	$1,753,224	$2,270,973
Work-in-process	326,200	479,809
Raw materials, parts and sub-assemblies	4,050,476	4,042,659

	6,129,900	6,793,441
Reserved for obsolescence	(850,430)	(1,215,302)

Net inventories	$5,279,470	$5,578,139

5. Related Party Transaction

     In April 2002, the Company made a $125,000 loan to Dr. John A. O’Malley, the Chairman, CEO and President of the Company, in accordance with his current employment agreement. The loan bears interest at the rate of five percent per annum and has a term of five years. It is secured by 120,000 shares of the Company’s stock owned by Dr. O’Malley. The loan will be repaid firstly, from the proceeds of any future sale of common shares of the Company by Dr. O’Malley and, secondly, at Dr. O’Malley’s discretion. At the end of the term of the loan, any remaining unpaid balance will be settled by the forfeiture by Dr. O’Malley of the remaining shares held by the Company as security. Pursuant to the agreement, Dr. O’Malley paid $1,392 of interest in the third quarter of 2002.

6. Purchased Intangibles

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but are subject to periodic impairment tests. Other intangible assets with finite lives continue to be amortized over their useful lives. In accordance with SFAS No. 142, the Company completed the transitional intangible asset test upon adoption of SFAS No. 142 and the transitional impairment test during the six months ended June 30, 2002. The transitional intangible asset test did not result in a change in the useful lives of the Company’s definite life intangible assets or an impairment of the Company’s definite life intangible assets (“patents”.) The transitional impairment test did not result in an impairment of our indefinite life intangibles.

In connection with the adoption of SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the nine months ended September 30, 2001 to the amounts adjusted for the elimination of amortization expense recorded on indefinite life intangible assets prior to the adoption of SFAS No. 142, net of income taxes, is as follows:

	Net Income	Basic EPS	Diluted EPS

Reported amount	$1,015,606	$0.10	$0.09
Add back: intangible asset amortization	15,611	0.00	0.00

Adjusted amount	$1,031,217	$0.10	$0.09

The net carrying value of intangible assets as of September 30, 2002 is comprised of indefinite life assets of $188,911 related to its small instruments segment, and patents of $276,067 and $97,991 respectively related to its urinalysis and small instruments segments.

The change in the net carrying amount of indefinite life intangible assets and patents during the nine months ended September 30, 2002 is due to increases to, and amortization of, patents.

The net amount of the patents of $374,058 included in other assets on the accompanying September 30, 2002 balance sheet, subject to amortization, comprise a gross carrying amount of $1,538,400, net of accumulated amortization of $1,164,342.

Amortization expense for the patents was $82,000 for the nine months ended September 30, 2002. Annual estimated amortization expense for each of the five succeeding fiscal years is expected to approximate $110,000 per year.

7. Short-Term Borrowings and Notes Payable.

     In February 2002, the Company refinanced its existing credit facility and replaced it with a new $8.0 million credit facility with California Bank and Trust. The new facility consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan shall carry interest only for the first 12 months, followed by 48 months of equal principal payments plus interest. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender’s prime rate (4.75% at September 30, 2002), or LIBOR rate plus 2.0%. The Company is subject to certain financial covenants under the debt agreements with California Bank and Trust. As of September 30, 2002, the Company was in compliance with the covenants under the debt agreements.

     At September 30, 2002, the outstanding amounts under the Company’s credit facility consist of $433,000 under the first term loan, $1.0 million under the second term loan and $1.0 million under the revolving line of credit. An additional $2.9 million was available under the line of credit at that date.

     At September 30, 2002, the outstanding principal balance on the unsecured Subordinated Note Payable was $2.2 million. The note is payable in monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bears interest at the prime rate (4.75% on September 30, 2002) plus 2.0% and matures on July 31, 2004.

8. Capital Stock.

     Conversion of Preferred Stock:

     On August 3, 2002, the Company’s Series B Preferred Stock automatically converted into common stock at the ratio of 1.21 shares of common stock for each share of preferred stock, a total of 248,050 common shares. The conversion ratio represents the ratio of the liquidation value of each preferred share ($3.00 per share) divided by the average daily closing price of the common stock for the five trading days ending three trading days prior to the August 3, 2002 conversion date ($2.47 per share).

Stock Issuances:

     During the nine months ended September 30, 2002, the Company (i) issued 267,150 shares of common stock from the exercise of warrants, (ii) issued options to purchase 514,030 shares of common stock under the Company’s stock option plans and (iii) cancelled options to purchase 76,192 shares of common stock. Options for 47,650 shares of common stock were exercised during the period. At September 30, 2002, options to purchase 2,718,535 shares of common stock were issued and outstanding under the Company’s stock options plans. The outstanding options expire by the end of 2012. The exercise price for these options ranges from $0.69 to $4.38 per share. At September 30, 2002, there were 123,742 shares of common stock available for the granting of future options under the Company’s stock option plans.

Warrants:

     As of September 30, 2002, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date

853,040	$1.90	July 31, 2004
50,000	2.13	October 31, 2005
45,045	2.22	October 1, 2006

9. Income Taxes.

     The income tax provision for the nine-month period ended September 30, 2002 was $509,959 as compared to $677,071 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

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

10. Earnings Per Share (EPS).

     The computation of per share amounts for the three and nine months ended September 30, 2002 and 2001 is based on the average number of common shares outstanding for the period. Options and warrants to purchase 628,830 and 185,670 shares of common stock outstanding during the three months ended September 30, 2002 and 2001, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive. Options and warrants to purchase 430,830 and 239,270 shares of common stock outstanding during the nine months ended September 30, 2002 and nine months ended September 30, 2001, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

     The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts.

	Three Months Ended

	September 30, 2002	September 30, 2001

Weighted average number of shares — basic	10,688,591	9,989,751
Effects of Dilutive Securities
Options	524,835	557,234
Warrants	208,046	394,920
Preferred Stock	80,029	278,182

Weighted average number of shares — diluted	11,501,501	11,220,087

	Nine Months Ended

	September 30, 2002	September 30, 2001

Weighted average number of shares — basic	10,472,553	9,957,016
Effects of Dilutive Securities
Options	580,079	417,583
Warrants	302,944	203,234
Preferred Stock	196,726	306,000

Weighted average number of shares — diluted	11,552,302	10,883,833

11. Segment and Geographic Information.

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

     The tables below present information about reported segments for the three and nine month periods ended September 30, 2002 and 2001:

     Three Months Ended September 30, 2002:

			Unallocated
	Urinalysis	Small Instruments	Corporate Expenses	Total

Revenues	$5,617,035	$1,455,107	—	$7,072,142
Interest income	$13,134	444	—	$13,578
Interest expense	$1,608	—	$119,273	$120,881
Depreciation and amortization	$246,091	$20,765	$13,019	$279,875
Segment profit (loss)	$506,431	$396,475	$(729,916)	$172,990
Segment assets	$15,741,009	$2,342,312	$8,521,100	$26,604,421
Investment in long-lived assets	$739,650	$9,380	—	$749,030

     Three Months Ended September 30, 2001:

			Unallocated
	Urinalysis	Small Instruments	Corporate Expenses	Total

Revenues	$5,163,936	$1,747,799	—	$6,911,735
Interest income	$21,013	—	—	$21,013
Interest expense	$1,765	—	$216,348	$218,113
Depreciation and amortization	$231,442	$31,808	$40,308	$303,558
Segment profit (loss)	$647,845	$577,837	$(759,741)	$465,941
Segment assets	$14,479,265	$2,460,698	$9,058,285	$25,998,248
Investment in long-lived assets	$329,122	$14,393	—	$343,515

     Nine Months Ended September 30, 2002:

			Unallocated
	Urinalysis	Small Instruments	Corporate Expenses	Total

Revenues	$16,431,520	$4,374,014	—	$20,805,534
Interest income	$41,406	1,157	—	$42,563
Interest expense	$4,634	—	$424,378	$429,012
Depreciation and amortization	$694,227	$62,293	$42,931	$799,451
Segment profit (loss)	$2,286,433	$1,171,376	$(2,182,912)	$1,274,897
Investment in long-lived assets	$1,939,894	$26,357	—	$1,966,251

     Nine Months Ended September 30, 2001:

			Unallocated
	Urinalysis	Small Instruments	Corporate Expenses	Total

Revenues	$16,125,271	$5,070,372	—	$21,195,643
Interest income	$102,837	—	—	$102,837
Interest expense	$5,580	—	$649,362	$654,942
Depreciation and amortization	$685,977	$99,197	$142,835	$928,009
Segment profit (loss)	$2,631,973	$1,439,219	$(2,378,515)	$1,692,677
Investment in long-lived assets	$949,298	$50,692	—	$999,990

     Long-lived assets were all located in the United States and totaled $5,119,037 at September 30, 2002, and $3,620,018 at December 31, 2001.

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

     The nature of our business requires that we make significant investments in research and development for new products and enhancements to existing products. We fund our research and development primarily from internal sources, but, through our subsidiary, Advanced Digital Imaging Research, LLC (“ADIR”), we also receive partial funding from time to time under grants from the National Institutes of Health and joint development projects with third parties.

     The following table summarizes total product technology expenditures for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Research and development expense, net	$1,150,000	$1,193,000	$3,250,000	$3,462,000
Capitalized software development costs	169,000	164,000	605,000	465,000
Reimbursed costs for research and development grants and contracts	214,000	349,000	697,000	902,000

Total product technology expenditures	$1,533,000	$1,706,000	$4,552,000	$4,829,000

Results of Operations

     Comparison of Quarter Ended September 30, 2002 to Quarter Ended September 30, 2001

     Net revenues for the quarter ended September 30, 2002 increased to $7.1 million from $6.9 million last year, an increase of 2%. Sales of IVD imaging systems increased $209,000 to $1.5 million from $1.3 million in the same period last year. This represented the sale of 2 more workstations than in the prior period. IVD imaging system sales consist of sales of our urinalysis workstations. We plan to introduce a significantly upgraded model in November, 2002, based on a new operating platform. This model, named the iQ200, received clearance from the Food and Drug Administration on October 21, 2002. However, revenues from the sale of this product are not anticipated until the end of the first quarter of 2003. The failure to make a successful and timely transition to this upgraded model would have a material and adverse affect on IVD imaging system sales. This is an inherent risk in any major upgrade to products in our industry.

     Sales of IVD imaging system supplies and services increased to $3.9 million from $3.7 million, an increase of $223,000 or 6% over the same period last year, primarily due to the larger installed base of urinalysis work stations. Sales of small instruments and supplies decreased $293,000 to $1.5 million, a decrease of 17%. The decline is due primarily to decreased sales to OEM customers. Royalties and licensing revenues increased to $148,000 from $127,000 in the comparable period from the prior year.

     Revenues from the urinalysis segment totaled $5.6 million in the current period as compared to $5.2 million in the comparable period last year, an increase of $453,000 or 9%. This increase is due to both higher systems sales and higher supplies and services sales, as explained in the preceding paragraphs. Revenues from the small instruments segment decreased $293,000 from the comparable period last year to $1.5 million. This decline is due primarily to decreased sales of small instruments and supplies to OEM customers.

     Cost of goods for IVD imaging systems as a percentage of sales of IVD imaging systems totaled 67% in the current period as compared to 60% in the comparable period from last year. This increase is due primarily to a change in product mix, with a greater proportion of the current period’s sales comprised of lower margin instruments than in the year ago period. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products were 40% for the current period as compared to 39% in the same period last year. Cost of goods for small instruments and supplies as a percentage of sales of such products totaled 49% for the current period, as compared to 46% in the third quarter of last year. This increase is due primarily to increased costs resulting from smaller production runs in the current period. The aggregate gross margin totaled 53% for the quarter ended September 30, 2002 as compared to 56% in the comparable period of the prior year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 46%, as compared to 43% in the third quarter of last year. Cost of goods for small instruments as a percentage of revenues totaled 49% in the current period, as compared to 46% in the third quarter of the prior year.

     Marketing and selling expenses totaled $1.1 million, compared to $874,000 for the comparable prior year period, an increase of $189,000, or 22%. This increase is due primarily to the addition of a senior sales management person as well as increased marketing efforts for our products. Marketing and selling expenses as a percentage of net revenues were 15% in the quarter ended September 30, 2002, as compared to 13% in the same period last year.

     General and administrative expenses were $1.3 million, compared to $1.1 million in the comparable period in the prior year, an increase of $161,000 or 15%. The increase is due primarily to the addition of senior management in 2002. General and administrative expenses for the period as a percentage of net revenue were 18% as compared to 16% in the same period in the prior year.

     Net research and development expenses were $1.1 million for the quarter ended September 30, 2002, down slightly from the level of the third quarter of last year. Net research and development expenses as a percentage of revenues were 16% in the quarter ended September 30, 2002, as compared to 17% in the same period in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, were down $173,000 from the prior year to $1.5 million. This decline was due primarily to a reduction in the amount of work done under research and development grants and contracts at our ADIR subsidiary. The continued high level of total product technology expenditures is due primarily to the iQ200 project begun in 1999 to improve our urinalysis workstation product line, and for which we recently received clearance from the Food and Drug Administration We believe that this project is important to maintaining our competitive position in the urinalysis market. We expect our net research and development expenses to continue at current levels for the remainder of 2002.

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

     Operating income for the quarter ended September 30, 2002 decreased to $244,000 as compared to $664,000 in the comparable quarter of the prior year, primarily as a result of higher marketing and selling expenses and higher general and administrative expenses in the current period.

     Interest expense decreased to $121,000 in the quarter ended September 30, 2002 from $218,000 in the comparable quarter of the prior year as a result of significantly lower interest rates on the revised credit facility associated with the change in bankers, and reduced indebtedness.

     For the quarter ended September 30, 2002, urinalysis segment profits decreased to $506,000 from $648,000 in the comparable quarter of the prior year. This decrease is attributable to higher marketing and selling expenses in the current quarter. Segment profits for the small instruments segment totaled $396,000, as compared to $578,000 in the comparable quarter of the prior year. The decrease results from lower sales volume in that segment. Unallocated corporate expenses totaled $730,000 in the current period as compared to $760,000 in the same period last year.

     The income tax provision for the quarter ended September 30, 2002 totaled $69,000, as compared to $186,000 in the quarter ended September 30, 2001. The decrease is a function of the taxable income.

     Net income decreased to $104,000, or $0.01 per diluted share, for the quarter ended September 30, 2002, as compared to $280,000, or $0.02 per diluted share, for the same period of the prior year.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

     Net revenues for the nine months ended September 30, 2002 decreased to $20.8 million from $21.2 million, a decrease of $390,000 or 2% from the same period last year. Sales of IVD imaging systems decreased to $4.0 million from $4.2 million, a decrease of $280,000 or 7% from the same period last year. The decrease is due to lower instrument sales primarily to international distributors, but also domestically, as the Company positions itself for transition to its next generation operating platform. Sales of IVD imaging systems supplies and services increased to $12.2 million from $11.6 million, an increase of $532,000 or 5% over the same period last year, primarily due to the larger installed base of urinalysis workstations. Sales of small instruments and supplies decreased $796,000 to $4.3 million, a decrease of 16%. The decline is due primarily to lower sales of small instruments to OEM customers. Royalties and licensing revenues increased $155,000 from the year ago period, due primarily to a new $100,000 royalty earned by our StatSpin subsidiary during the current period.

     Revenues from the urinalysis segment totaled $16.4 million in the current period as compared to $16.1 million in the same period last year, a slight increase which resulted from lower instrument sales being more than offset by higher levels of supplies and services revenue, as discussed in the previous paragraph. Revenues from the small instruments segment decreased $696,000 from the comparable period last year to $4.4 million. This decline is due primarily to lower sales, partially offset by the $100,000 royalty.

     Cost of goods sold for IVD imaging systems as a percentage of sales of those systems totaled 60% in the current period as compared to 59% in the same period last year. Cost of goods sold for IVD imaging system supplies and services as a percentage of sales of such products was 39% which was the same as for the first nine months of 2001. Cost of goods sold for small instruments and supplies as a percentage of sales of small instruments and supplies totaled 49% for the current period as compared to 48% in the year ago period. The aggregate gross margin totaled 56% for the first nine months of 2002 which was the same as in the comparable period of last year.

     Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 43% as compared to 44% in the first nine months of 2002. Cost of goods for small instruments as a percentage of revenues totaled 48% in the current period which was the same as in the year ago period.

     Marketing and selling expenses totaled $3.1 million in the current period as compared to $2.7 million for the comparable period last year, an increase of $359,000 or 13%. This increase was primarily due to the addition of a senior sales management person as well as increased marketing efforts. Marketing and selling expenses as a percentage of net revenues were 15% in the current period as compared to 13% last year.

     General and administrative expenses were $3.6 million, an increase of $373,000 or 12% from the comparable period in the prior year. This increase is due primarily to the addition of senior management. General and administrative expenses for the period as a percentage of net revenues were 17% as compared to 15% in the same period of the prior year.

     Net research and development expenses decreased to $3.3 million for the first nine months of 2002 as compared to $3.5 million in the same period of 2001, a decrease of $212,000 or 6%. Net research and development expenses as a percentage of revenues was 16% in the current period, the same as in the comparable period of the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts at our ADIR facility was down $277,000 in the current period as compared to the year ago period, which was consistent with the aforementioned decrease in net research and development expenses. Still, total product technology expenditures continued at a high level due primarily to the iQ200 project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market. We expect our net research and development expenses to continue at current levels during 2002.

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

     Operating income for the first nine months of 2002 decreased to $1.6 million as compared to $2.2 million in the first nine months of 2001, principally as a result of higher marketing and selling and general and administrative expenses in 2002.

     Interest expense decreased to $429,000 in the current period from $655,000 in the prior year as a result of lower interest rates on the revised credit facility associated with the change in bankers, and reduced indebtedness.

     For the first nine months of 2002, urinalysis segment profits decreased to $2.3 million from $2.6 million in the comparable period of 2001. This decrease is attributable to higher marketing and selling expenses in the current period. Segment profits for the small instruments segment totaled $1.2 million as compared to $1.4 million in the comparable period last year. This decrease resulted from lower sales volume in that segment. Unallocated corporate expenses totaled $2.2 million in the current period as compared to $2.4 million in the same period last year. The decrease was primarily due to reduced charges incurred for legal services in the current period.

     The income tax provision for the first nine months of 2002 totaled $510,000 as compared to $677,000 in the first nine months of 2001. The decrease reflects the decreased taxable income experienced by the Company in 2002.

     Net income decreased to $765,000 or $0.07 per diluted share for the first nine months of 2002 as compared to $1.0 million or $0.09 per diluted share for the same period of the prior year.

Liquidity and Capital Resources

     Cash and cash equivalents decreased to $1.8 million at September 30, 2002 from $2.3 million at December 31, 2001. Cash flow provided by operations for the nine months ended September 30, 2002 increased to $1.8 million from $411,000 for the comparable period last year. This increase is due primarily to payments of lower accrued bonuses in the current year than in the prior year and decreases in inventories in the current year. Our primary source of liquidity is cash from operations, which depends heavily on sales of our urinalysis workstations. We plan to introduce the iQ200 model, built on a new operating platform, in late November 2002. We received clearance from the Food and Drug Administration on October 21, 2002. However revenues from the sale of this product are not anticipated until the end of the first quarter of 2003. The failure to make a successful and timely transition to this upgraded model would have a material and adverse affect on workstation sales, and, consequently, our liquidity. This is an inherent risk in any major upgrade to products in our industry.

     Cash used by investing activities totaled $2.0 million for the nine months ended September 30, 2002, as compared to $1.0 million in the same period last year. The increase is due primarily to the increase in expenditures for property and equipment as part of our efforts to expand and upgrade our facilities, as well as increased software development costs under our research and development program.

     Net cash used by financing activities totaled $328,000 and consisted primarily of principal payments made on the subordinated note, and net principal payments made on the term loans and revolving line of credit under our credit facility, partially offset by funds received from the exercise of stock options and warrants. As of September 30, 2002, we owed $1.4 million on the term loans and $1.0 million on the revolving line of credit and were eligible to borrow an additional $2.9 million under the revolving credit line.

     In February 2002, we refinanced our existing credit facility and replaced it with a new $8.0 million credit facility with California Bank and Trust. The new facility consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan carries interest only for the first 12 months, followed by 48 months of equal principal payments plus interest. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender’s prime rate, or LIBOR rate plus 2.0%. At September 30, 2002, the Company was in compliance with all its covenants signed with the Bank.

     We expect to continue to incur high levels of research and development expenditures for the balance of the year. We plan to continue to fund this project with cash generated from operations.

     We reduced our outstanding debt by more than $700,000 in the first nine months of 2002 and, after considering the effect of the refinancing discussed above, our scheduled principal payments total $1.4 million during the next twelve months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility will be sufficient to fund normal operations and pay principal and interest on outstanding debt for at least a year.

Shareholder Rights Plan

     We have a shareholder rights plan. The rights are not presently exercisable. They become exercisable only if a person or group acquires 20% or more of our common stock, or announces a tender offer for 20% or more of our common stock, without board approval. If the rights are triggered, all common stockholders (except the hostile party) will be entitled to purchase shares of common stock at a price based on a substantial discount from the market price of the common stock. The Board of Directors may terminate the plan at any time or redeem the rights prior to their becoming exercisable. The rights expire on December 22, 2009.

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

Recent Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statements (SFAS) No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. International Remote Imaging Systems, Inc. is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on International Remote Imaging Systems, Inc.s consolidated financial statements. International Remote Imaging Systems, Inc. will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. International Remote Imaging Systems, Inc. will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a companys commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, the Company’s views on future commercial revenues, financial results, financing sources, product development,, market growth, capital requirements, and new product introductions; and are inherently subject to uncertainties and other factors, which could cause the actual results to differ materially from the forward-looking statements. These statements are generally identified by phrases such as,“anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans” and similar words. These uncertainties and other factors include, among other things,

•	unexpected technical and marketing difficulties inherent in major product development efforts such as the new platform for our urinalysis workstation product line,

•	the potential need for changes in our long-term strategy in response to future developments,

•	future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by our products,

•	rapid technological change in the microelectronics and software industries, and

•	increasing competition from imaging and non-imaging based in-vitro diagnostic products.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

     There was no material change in the Company’s exposure to market risk on September 30, 2002 as compared to its market risk exposure on December 31, 2001. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4. Disclosure Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

     (b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     We are not presently involved in any litigation.

Item 6. Exhibits And Reports On Form 8-K.

     (a)  Exhibits

		Reference
Exhibit Number	Description	Document

3.1(a)	Certificate of Incorporation, as amended	(1)
3.1(b)	Certificate of Designations of Series A Convertible Preferred Stock	(2)
3.1(c)	Certificate of Designations of Series B Callable Preferred Stock	(3)
3.1(d)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
3.1(e)	Certificate of Amendment of Certificate of Incorporation
3.2	Restated Bylaws	(5)
4.1	Specimen of Common Stock Certificate	(6)
4.2	Certificate of Designations of Series A Convertible Preferred Stock	(2)
4.3	Certificate of Designations of Series B Callable Preferred Stock	(3)
4.4	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
99.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Principal Executive Officer
99.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Principal Financial Officer

     Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)	Current Report on Form 8-K dated January 15, 1997.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Current Report on Form 8-K dated January 26, 2000.

(5)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2002	INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

	By:	/s/ John Caloz

John Caloz Corporate Vice President, Finance And Chief Financial Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By
Principal Executive Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, John A. O’Malley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Remote Imaging Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ John A. O’Malley

John A. O’Malley Chairman, President and Chief Executive Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By
Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, John Y. Caloz, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Remote Imaging Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002

/s/ John Y. Caloz

John Y. Caloz Corporate Vice President, Finance, Chief Financial Officer and Secretary

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

EXHIBITS

TO

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

COMMISSION FILE NO. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

EXHIBIT INDEX

		Reference
Exhibit Number	Description	Document

3.1(a)	Certificate of Incorporation, as amended	(1)
3.1(b)	Certificate of Designations of Series A Convertible Preferred Stock	(2)
3.1(c)	Certificate of Designations of Series B Callable Preferred Stock	(3)
3.1(d)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
3.1(e)	Certificate of Amendment of Certificate of Incorporation
3.2	Restated Bylaws	(5)
4.1	Specimen of Common Stock Certificate	(6)
4.2	Certificate of Designations of Series A Convertible Preferred Stock	(2)
4.3	Certificate of Designations of Series B Callable Preferred Stock	(3)
4.4	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
99.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Principal Executive Officer
99.2	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Principal Financial Officer

     Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)	Current Report on Form 8-K dated January 15, 1997.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Current Report on Form 8-K dated January 26, 2000.

(5)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).