Form 10-K
period 2002-12-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2003-03-31
CIK 319240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑

      The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $24.7 million based upon the closing price of $2.84 per share of Common Stock as reported on the American Stock Exchange on June 30, 2002. Solely for the purpose of determining “non-affiliates” in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

      The Registrant had 10,972,857 shares of Common Stock outstanding on March 10, 2003.

      Part III incorporates information by reference from the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended December 31, 2002

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

      We pioneered our first urinalysis system in 1983 with the introduction of The Yellow IRIS family of workstations and we introduced a high volume, fully-automated urine pathology system, the Model 939UDx, in 2000. We believe our Iris Diagnostics division is the only supplier of laboratory systems that fully automate a complete urinalysis. We also provide ongoing sales of supplies and service for our urinalysis workstations. Most supplies are purchased under standing orders and, following an initial one year warranty period, the majority of customers purchase annual service contracts. In 2001, we also became the exclusive U.S. distributor for the ARKRAY AUTION MAXTM AX-4280 Automated Urine Chemistry Analyzer. During 2002, the Company received 510(k) clearance from the Food and Drug Administration to market the Company’s new product platform, the iQTM200 System. This system addresses the needs of the mid-sized laboratory market, and was introduced in November at the Medica Trade Show in Düsseldorf, Germany. The Company expects to launch this product towards the end of the second quarter of 2003.

      Through our StatSpin subsidiary, we manufacture and market a variety of benchtop centrifuges, small instruments and supplies for the laboratory market. These products are used primarily for specimen preparation and dedicated applications in cytology, hematology and urinalysis. The urinalysis products appeal to laboratories and physician offices performing too few tests to justify the cost of an automated IVD imaging system.

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

      The pressure to reduce the costs and improve the accuracy of IVD tests, together with recent technological developments, has created an opportunity for automating microscopic procedures. Advances in image processing software, computer hardware and solid-state cameras have made it possible uniformly to capture digital images of microscopic specimens and to perform sophisticated image analysis and classification. The test results can then be electronically transmitted to the central computer system of the hospital or reference laboratory for clinical use and billing. The digital images of the specimen can also be stored in electronic format for future review and, theoretically, transmitted to remote locations for review by other technologists or specialists.

The Company’s Strategy

      Our current objectives are to enhance our core business in urinalysis, continue market penetration of our existing products, expand the geographic markets for existing and upcoming products and increase sales of related supplies and service. We are pursuing these objectives through the following strategies:

•	Enhancement of Existing Product and Continued Market Penetration. Our business plan emphasizes the continuous development of new product enhancements that will improve our new generation urinalysis workstation. Our goal is to provide a higher performance, lower-cost platform for our urinalysis workstations that will enable us to maintain a competitive advantage and penetrate the market for those laboratories and hospitals who are in need of cost-effective urinalysis technology.

•	Expanding into New Geographic Markets. In contrast to the past, where we focused on domestic sales for our urinalysis business, in 1999 we began to selectively market our product internationally. With the launch of our new iQ200 system, which is more cost effective, we will increase dramatically our focus on the international market, with the ultimate goal of balancing our urinalysis business equally between the domestic and international markets.

•	Increasing Sales of Supplies and Service. Once our urinalysis workstation is installed, we generate significant recurring revenue from sales of supplies and service for its operation. We are expanding these revenues by installing more systems and increasing our product offering of supplies for our workstations.

AIM Technology

      An effective system for most automated microscopy applications requires technology for fast, consistent and easily discernable presentation of the specimen to the microscope (“front end processing”) and for rapidly capturing, analyzing, classifying, enhancing, arranging and displaying images of the specimen (“back end imaging”). Over the past twenty years, we have created and developed our patented and proprietary Automated Intelligent Microscopy, or AIM, technology to address both of these requirements. AIM technology involves the synthesis of visual microscopy, digital image processing and automated image interpretation/ pattern recognition to analyze microscopic specimens.

      Traditional urine sediment analysis requires manual preparation of a slide from the specimen requiring several steps, including centrifugation followed by carefully positioning, staining and coverslipping a sample extracted from the specimen. The slide is then placed under the microscope and manually manipulated and scanned by a technologist. This procedure is time-consuming, imprecise, and potentially biohazardous. In contrast, our patented slide-less microscope automates the front end processing and allows microscopic examination of a moving specimen precisely positioned in a stream of fluid. This eliminates the need for manual slide preparation, manipulation and scanning. The slide-less microscope positions the specimen to within microns as it flows past the microscope at high-speed ensheathed in a larger stream of fluid. This method of alignment, particle orientation, focus and measurement is called “imaging flow cytometry.” We hold a patent on this method, and we are unaware of any other company that has developed similar technology.

      Once the specimen is located and presented to the microscope, AIM’s back end processing automatically captures, digitizes, classifies, organizes and presents the microscopic images displayed on a video monitor for review by the medical specialist. These digital images of the specimen can then be stored on magnetic or optical media for later retrieval, even years later.

Products

Urinalysis Systems

      In November 2002, we introduced the iQTM200 Automated Urinalysis System (iQ200 System) at the MEDICA exposition in Germany. First product shipments will occur towards the end of the second quarter of 2003 on a worldwide basis. The iQ200 System incorporates the iQ200 Automated Urine Microscopy Analyzer (iQ200) and the AUTION MAXTM AX-4280 Automated Urine Chemistry Analyzer (AX-4280) to provide a fully integrated chemical and microscopic analysis, including a single bi-directional LIS interface. This new platform addresses the major barriers for additional market penetration worldwide — cost and size. The design of the iQ200 System increases the number of customer sites now accessible to IRIS by several thousand. It is the only fully automated system that performs complete urinalyses, chemistry and microscopy combined. The system is very user friendly and is designed for the laboratory bench-top. In addition, each module of the iQ200 System can be used as a stand-alone instrument. The iQ200 is available through IRIS on a worldwide basis while the AX-4280 is available through IRIS in the U.S. only. However, the iQ200 can be integrated with the AX-4280 outside of the U.S. through the use of hardware and software available from IRIS.

      Traditionally, our product line has been a family of urinalysis workstations, which require customers to make significant capital investments ranging from approximately $100,000 to $195,000. In 2003, we will redefine our product offering completely with the commercialization of our new iQ200 product platform. This new product platform will enable us to compete effectively in the global market, expand our market to include the medium-sized hospitals and laboratories and, as well, expand our product line to include stand-alone urine chemistry diagnostics systems.

      The high cost of acquisition of our legacy platform has limited our sales of IRIS proprietary and patented technology mainly to large-sized hospitals and laboratories that can justify this high level of capital investment. The new product line will be competitively priced to penetrate the mid-sized hospitals and laboratories, both domestically and internationally. A revamped international distribution network will back the new product platform. We have established collaborations with the most reputable Laboratory Information System (LIS) companies, which have produced the necessary interfaces to their state of the art information systems.

      We will continue to sell its Model 500 Urine and Body Fluids Analyzer for its unique capability to perform microscopic analysis of other body fluids. The Model 500 is an attended workstation which can perform 10 urine chemistries, specific gravity, and IVD imaging tests on urine and a number of other body fluids.

      The AX-4280 is produced by Arkray, Inc. Kyoto, Japan. The AX-4280 is a well-established product with hundreds of units installed outside of the United States.

System Supplies and Service

      We realize significant recurring revenue from sales of supplies used in the operation of our urinalysis workstations and from their servicing. These supplies include the sheath fluid used to position the particles and cleanse the system in slideless microscopy and “controls” used in monitoring the performance quality of the systems. We also sell the CHEMSTRIP/ IRIStrips for testing urine chemistry on some or our workstations. CHEMSTRIP/ IRIStrips urine test strips are produced for us through a distribution agreement with Roche Diagnostics. Roche Diagnostics has exercised its right to terminate the distribution agreement effective in 2003. They will continue to supply CHEMSTRIP/ IRIStrips for our installed base of workstations after termination until 2009. We plan to phase out their test strips. After termination, we will be permitted to modify our workstations to accommodate other test strip readers.

Small Instruments and Supplies

      We also manufacture and market a variety of small instruments and supplies for the clinical laboratory market through our StatSpin subsidiary. Some of these products complement our line of urinalysis systems because they appeal to smaller laboratories and physician offices that do not perform enough tests to justify the capital cost of a large automated system. StatSpin’s technologically advanced small benchtop centrifuges prepare certain biological specimens for instrumental or microscopic examination in a fraction of the time required by larger, common laboratory centrifuges. They have proven ideal for on-demand, point-of-use testing in hospitals, physicians’ offices and veterinary laboratories. The basic StatSpin centrifuge unit is adaptable to a variety of uses through application-specific rotors and consumables. Noted for their compact design and simple, quiet, and unobtrusive operation, they are well-suited to laboratories in which technicians are located close to the equipment. These products also serve integrated healthcare providers who want to purchase systems and supplies for a variety of clinical settings (both large and small) from one supplier. This category of products includes special-purpose centrifuges, digital refractometer for measuring the specific gravity of urine, the CenSlide System for manual microscopic examination of urine and other supplies intended primarily for specimen preparation.

Summary of Revenues by Product Line for Each Segment

      The following tables present a summary of revenues for each segment by product line for the three years ended December 31, 2002:

		Small
		Laboratory
	Urinalysis	Devices	Total

For the Year Ended December 31, 2002
Sales of IVD systems	$5,514,981	$—	$5,514,981
Sales of IVD system supplies and service	16,436,116	—	16,436,116
Sales of small instruments and supplies	—	5,728,998	5,728,998
Royalty and license revenues	408,178	100,000	508,178

Total	$22,359,275	$5,828,998	$28,188,273

		Small
		Laboratory
	Urinalysis	Devices	Total

For the Year Ended December 31, 2001
Sales of IVD systems	$5,824,832	$—	$5,824,832
Sales of IVD system supplies and service	15,735,336	—	15,735,336
Sales of small instruments and supplies	—	6,694,145	6,694,145
Royalty and license revenues	393,356	—	393,356

Total	$21,953,524	$6,694,145	$28,647,669

		Small
		Laboratory
	Urinalysis	Devices	Total

For the Year Ended December 31, 2000
Sales of IVD systems	$6,981,886	$—	$6,981,886
Sales of IVD system supplies and service	14,849,392	—	14,849,392
Sales of small instruments and supplies	—	6,209,967	6,209,967
Royalty and license revenues	601,511	—	601,511

Total	$22,432,789	$6,209,967	$28,642,756

Backlog

      We did not have a material amount of backlog at December 31, 2002 or 2001. Products are usually shipped within ninety days of receipt of sales orders. The Company believes that backlog is not necessarily indicative of sales for any succeeding period.

Research and Development

      In 1999, we began a major project to completely redesign our family of urinalysis workstations and develop the next generation operating platform, now introduced as the iQ200 system. Consequently, over the past two years, we have significantly ramped up these expenditures, whereby our product technology investments (including amounts reimbursed by third parties under research and development contracts and capitalized software costs) have increased from $3.8 million in 2000 to $6.4 million in 2001 and $6.3 million in 2002.

      As we mentioned in the preceding paragraph, we have devoted substantially all of our research and development efforts over the past two years to the iQ200 program, incurring expenditures, net of capitalized software, in 2002 of $4.7 million, an increase of $400,000 over the net research and development expenditures in 2001. In 2001, the $4.3 million net expenditures were $1.4 million greater than those spent in 2000. By incorporating more than 20 years of experience and the latest developments in computer technology, we have developed the iQ200 system which is expected to (1) significantly improve the image quality of our workstations, (2) further reduce the time required to operate the system and (3) reduce our cost of goods and our historical dependence on single-source suppliers by incorporating more “off-the-shelf” components. In October 2002, we obtained 510K clearance for the iQ200 system from the Food and Drug Administration. We will continue to invest significant research and development dollars in the first part of 2003 to prepare the new resulting system for launch towards the end of the second quarter of 2003. We then plan on continuing development efforts throughout the balance of 2003. We also expect to increase the funds spent in support of the research and development efforts of our sample separation business in Massachusetts (StatSpin).

      Advanced Digital Imaging Research, LLC (ADIR) is a research and development organization specializing in digital imaging software and algorithm development for IRIS and government entities. Under a typical government grant program, the government has the right to use any new technology royalty-free, but ADIR retains the right to commercially exploit the new technology. ADIR applies for government grants, which have potential applications to the imaging part of our business. We believe ADIR’s existing and expected government research grants will be sufficient to fund all of its planned operations through at least 2003. ADIR also performs some of our internal research and development work as well as contract research for corporate clients.

Marketing and Sales

      In the United States, we sell and service our products through our own sales and service forces. Sales activities consist of direct sales by field sales representatives, telesales to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and after-sales support to customers in the operation of their systems. In addition to our sales activities, we promote our products through advertising in trade journals, attendance at trade shows, direct mail, and Company website. All sales of our workstations include installation, customer training and a one year warranty. Our small instruments, targeted primarily at smaller customers, are sold through distributors.

      Internationally, we sell and service our products through distributors in selected markets around the world. The continuing global economic downturn directly impacted our distributors ability to purchase our high end capital equipment and sell these new systems into their respective country markets. With the recent introduction of our new iQ200 system, we are in the process of negotiating many new distributor agreements throughout the world. We anticipate the international market to play a major role in the success of our new product launch.

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

      We market most of the supplies used in the operation of our urinalysis workstations and maintain these systems through our own national service organization domestically, and through our distributor network internationally. Service (after generally a one-year warranty period) is usually sold under an annual service contract or, less frequently, on a per-call basis.

Competition

      Our primary product is the IRIS urinalysis workstation. The principal competitive factors in the urinalysis market are cost-per-test, ease of use, and quality of result. We believe our workstation competes favorably with regard to these factors in its target markets.

      Bayer Diagnostics and Roche Diagnostics sell lines of urine test strips that are used in determining the concentration of various chemical substances found in urine. Despite the Company obtaining FDA clearance to claim improved performance of our urinalysis workstations over urine test strip measures in detecting microscopic abnormalities in urine, a substantial portion of the urinalysis market has subscribed to the theory that these test strips can be relied upon to reduce the number of microscopic examinations. We believe that this is largely due to laboratories reacting to cost-cutting pressures and has resulted in significantly slower growth in the demand for microscopic examinations at certain hospitals and reference laboratories. As urine chemistry test strips remain a large segment of the urinalysis market and a revenue source for the Company, the exclusive US distribution agreement with ARKRAY for the AUTION MAX AX-4280 Automated Urine Chemistry Analyzer offers a competitive alternative in the form of a compact, high-throughput analyzer with a complete test strip menu.

      Our urinalysis workstations currently support only automated test strip readers supplied by Roche Diagnostics. Some potential customers who have previously purchased automated test strip readers from Bayer Diagnostics (the dominant company in the urine test strip business) cannot connect those readers to our workstations. Our ability to modify our workstations to support a connection to test strip readers from Bayer Diagnostics and other suppliers is presently subject to significant restrictions under our existing agreements with Roche Diagnostics. Roche Diagnostics has exercised its right to terminate these agreements effective in 2003. After termination, we will be permitted to modify our workstations to accommodate other test strip readers.

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

Intellectual Property

      Our commercial success depends on our ability to protect and maintain our proprietary rights. We protect our proprietary technology by filing various patent applications. We have received numerous United States patents for our AIM technology and related applications, as well as a number of corresponding foreign patents. These patents also cover developments in image analysis and blood processing. We have applied for a number of additional patent applications which are pending in the United States and abroad. These patents also cover image analysis, urine and blood processing. Also, numerous patents relating to digital refractometers, centrifuges, automated slide handling and disposable urinalysis products were acquired in various acquisitions.

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

Government Regulations

      Most of our products are subject to stringent government regulation in the United States and other countries. These laws and regulations govern product testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion. The regulatory process can be lengthy, expensive and uncertain, and securing clearances or approvals often requires the submission of extensive testing of data and other supporting information. If we don’t comply with regulatory requirements, we may be subject to fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Further, any change in existing federal, state or foreign laws or regulations, or in their interpretation or enforcement, or the enactment of any additional laws or regulations, could affect us both materially and adversely.

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

      We are also required to register as a medical device manufacturer with the FDA and comply with FDA regulations concerning good manufacturing practices for medical devices (“GMP Standards”). In 1997, the FDA expanded the scope of the GMP Standards with new regulations requiring medical device manufacturers to maintain control procedures for the design process, component purchases and instrument servicing. The FDA periodically inspects our manufacturing facilities for compliance with GMP Standards. We believe that we are in substantial compliance with the expanded GMP Standards.

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

      In addition to domestic regulation of medical devices, many of our products are subject to regulations in foreign jurisdictions. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. We have not yet applied for regulatory clearances or approvals to market our urinalysis workstation in most of these foreign countries. Our business strategy includes expanding the geographic distribution of these and other products, and we cannot guarantee that we will be able to secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and we cannot be sure that new laws or regulations will not have a material adverse effect on our existing business or future plans. Among other things, CE Mark certifications are, or may soon be required for the sale of many products in certain international markets such as the European Community. We secured CE Mark certification for our existing lines of urinalysis workstations in 2000 and we will receive the CE Mark certification for our new iQ200 system once we ship the product toward the end of the second quarter of 2003.

      We obtained the ISO 9001 and EN 46001 certification at our Small Laboratory Devices division in Massachusetts in 2002, and in December, 2002 obtained approval of these and EN 13485 certification for our urinalysis division.

      In October 2002, we received 510(k) clearance from the FDA for the marketing of our iQ200 system. In February 2003, the substantial improvements to our manufacturing facilities resulted in a flawless inspection by the FDA.

      Our products are also subject to regulation by the United States Department of Commerce export controls, primarily as they relate to the associated computers and peripherals. We have not experienced any material difficulties in obtaining necessary export licenses to date.

Segment and Geographic Information

      See Note 15 to the Consolidated Financial Statements, “Segment and Geographic Information,” for financial information regarding our operating segments and geographic areas.

Employees

      We had 151 full-time employees at December 31, 2002 and 137 full-time employees at December 31, 2001. We also use outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and we believe that our employee relations are satisfactory.

Item 2.	Properties

      We lease all of our facilities. The leases expire at various times over the next five years. Our headquarters are located at 9172 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leaseholds as of March 10, 2003:

	Approximate Floor	Monthly
Location	Space (Sq. Ft.)	Rent	Use

Chatsworth, CA	51,000	$33,100	Sales and Marketing, Research and Development, Manufacturing and Corporate Administration

Norwood, MA	11,000	$8,300	Sales and Marketing, Research and Development and Manufacturing

League City, TX	4,000	$6,300	Research and Development

      We believe our facilities are adequate to meet our current needs.

Item 3.	Legal Proceedings

      We are not presently involved in any litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matters to vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      IRIS Common Stock is traded on the American Stock Exchange under the symbol “IRI.” The closing price of the Common Stock on March 10, 2003 was $2.65 per share. The table below sets forth high and low closing prices reported by American Stock Exchange for the period January 1, 2001 through December 31, 2002:

	Price per share

	High	Low

Fiscal 2002
First Quarter	$2.60	$2.25
Second Quarter	3.95	2.55
Third Quarter	2.95	1.93
Fourth Quarter	2.85	1.79

Fiscal 2001
First Quarter	$2.20	$1.31
Second Quarter	2.25	1.50
Third Quarter	3.11	2.15
Fourth Quarter	3.00	2.20

      As of March 10, 2003, we had approximately 3,800 holders of record of our common stock.

      We intend to use all available funds in business development and debt repayment. As a result, we do not expect to pay any cash dividends for the foreseeable future. Furthermore, we may not pay any cash dividends on the common stock, or repurchase any shares of the common stock, without the written consent of our lender.

Securities Authorized for Issuance Under Equity Compensation Plans

      The securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in the caption, “Equity Compensation Plan Information” in the Company’s Proxy Statement for the Annual Meeting of Stockholders.

Item 6.	Selected Financial Data

      This information as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000, is derived in part from, and should be read in conjunction with, the our Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

	Year Ended December 31,

	2002	2001	2000	1999(1)	1998(1)

	(in thousands, except per share data)
Financial Statement Data
Net revenue	$28,188	$28,648	$28,643	$25,725	$21,581
Operating income from continuing operations	1,902	3,306	5,152	390	2,202
Interest and other expense, net	(441)	(740)	(763)	(947)	(1,115)
Income (loss) from continuing operations	877	1,539	2,794	(1,088)	667
Income (loss) from continuing operations per share — basic	.08	.15	.29	(.15)	.11
Income (loss) from continuing operations per share — diluted	.08	.14	.27	(.15)	.09
Working capital	6,445	8,636	8,472	5,092	3,570
Total assets	27,383	26,503	28,288	26,661	32,107
Long term debt, including current portion	3,245	5,249	7,500	8,700	10,442
Total liabilities	10,034	10,538	14,668	16,439	17,108
Shareholders’ equity	17,349	15,965	13,619	10,222	14,999

(1)	The year ended December 31, 1998 includes unusual charges totaling $193,000 primarily for legal expenses associated with an arbitration matter. Unusual charges in the year ended December 31, 1999 totaled $4.2 million and primarily relate to a litigation settlement, write off of assets related to the White IRIS leukocyte differential analyzer program and a retirement agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by that Private Securities Litigation Reform Act of 1995. Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things,

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

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Research and development expense, net	$4,594	$4,307	$2,526
Capitalized software development costs	775	867	279
Reimbursed costs for research and development grants and contracts	884	1,233	972

Total product technology expenditures	$6,253	$6,407	$3,777

Critical Accounting Policies

      Our critical accounting policies upon which our financial position and results of operations depend are those related to revenue recognition, inventory valuation, and income tax assets and liabilities. We summarize our most critical accounting policies below.

      Revenue recognition We recognize revenue when goods are shipped and title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is probable. Revenue is recognized net of an allowance for discounts when the sale is recorded.

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

      Certain of IRIS’ domestic IVD system sales generally require installation and training to be performed. Management believes that installation and training is not essential to the functionality of the product and accordingly, we recognize revenue on delivery based on shipping terms, provided title has transferred, collectibility of the resulting receivable is probable, we have received an authorized purchase order and the price is fixed and determinable. The estimated fair value of installation and training is deferred and recognized as these services are performed. Sales of IVD systems internationally are recognized on delivery based on shipping terms, provided collectibility of the resulting receivable is probable, we have received an authorized purchase order and the price is fixed and determinable.

      IRIS recognizes service revenues ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally made in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

      Inventory valuation We value inventories at the lower of cost or market value. Inventory costs are based on standard costs, which are updated periodically and supported by actual cost data. We include materials, labor and manufacturing overhead in the cost of inventories. In determining inventory market values, we give substantial consideration to the expected product selling price based on historical recovery rates. In determining our expected selling prices, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. We then estimate expected selling prices based on our historical recovery rates for sale of slow-moving inventory through various channels and other factors, such as market conditions and current customer preferences. Our estimates may differ from actual results due to the quantity and mix of products in inventory, customer preferences and economic conditions.

      Income tax assets and liabilities. In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use tax credit carryforwards and the effectiveness of our tax planning strategies in the various relevant jurisdictions. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Changes to our income tax provision or in the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

Results of Operations

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001.

      Net revenues for the year ended December 31, 2002 were down $459,000 or 2% from the prior year. Sales of IVD imaging systems decreased to $5.5 million from $5.8 million, a decrease of $310,000, or 5% from the last year. The decrease is primarily due to decreased sales to international distributors. IVD imaging system sales consist of sales of our urinalysis workstations. In November 2002, we introduced a significantly upgraded model based on a new operating platform. This model, named the iQ200, received clearance from the Food and Drug Administration on October 21, 2002. We expect to ship this new system towards the end of the second quarter of 2003. The failure to make a success and timely transition to the new model would have a material and adverse affect on IVD imaging system sales. This is an inherent risk in any major upgrade to products in our industry.

      Sales of IVD imaging system supplies and services increased to $16.4 million from $15.7 million, an increase of $701,000 or 4% over last year, primarily due to the larger installed base of urinalysis workstations. Royalties and licensing revenues increased to $508,000 from $393,000 in the prior year. The increase was primarily due to a new $100,000 royalty received by our StatSpin subsidiary in the current year for which there was no corresponding item in the prior year, and which we do not believe will recur in 2003.

      Revenues from the urinalysis segment totaled $22.4 million in the current period, up slightly from $22.0 million in the prior year. Revenues from the small lab devices and supplies segment decreased to $5.8 million from $6.7 million, a decrease of $865,000 or 13%. The decline is due primarily to the decreased sales to a major OEM customer, which more than offset the new $100,000 royalty earned by that segment.

      Cost of goods sold for IVD imaging systems as a percentage of sales of IVD imaging systems totaled 66% in the current period as compared to 64% last year. The increase is primarily attributable to manufacturing overhead being associated with lower production levels in the current year. Cost of goods sold for IVD imaging system supplies and services as a percentage of sales of such products decreased to 38% for the current period as compared to 39% for the same period last year. This decrease is due primarily to efficiencies derived from higher volumes and improved manufacturing processes. Cost of goods sold for small instruments and supplies as a percentage of sales of this segment totaled 48% for the current year as compared to 47% in the prior year. This increase is primarily due to increased costs resulting from smaller production runs in the current period.

      Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 44%, down slightly from 45% in the prior year. The aggregate gross margin totaled 55% for the year ended December 31, 2002, which is comparable with the prior year.

      Marketing and selling expenses totaled $4.1 million, compared to $3.6 million last year, an increase of $449,000 or 12%, due primarily to increased marketing efforts in the urinalysis segment, particularly associated with the marketing of the AX-4280. Marketing and selling expenses as a percentage of net revenues were 14% in 2002, up slightly from 13% in 2001.

      General and administrative expenses increased $615,000 to $4.9 million from $4.3 million in the prior year. This increase is due primarily to the addition of senior management in 2002. General and administrative expenses represented 17% of net revenue, up from 15% in the prior year.

      Net research and development expenses increased to $4.6 million for the year ended December 31, 2002, as compared to $4.3 million in 2001, an increase of $286,000 or 7%. Net research and development expenses as a percentage of revenues increased to 16% in 2002 from 15% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, was $6.3 million, down very slightly from the prior year. The continued high level of total product technology expenditures is due primarily to the iQ200 project begun in 1999 to improve our urinalysis workstation product line, and for which we have recently received clearance from the Food and Drug Administration. We believe that this project is important to maintaining our competitive position in the urinalysis market. We expect our net research and development expenses to continue at current levels for the first half of 2003, before decreasing slightly in the latter half of the year.

      Amortization of intangible assets is lower in the current year than in the prior year. This is due to the fact that the balance in the current year includes only amortization of patents, whereas the year ago amounts also included the amortization of goodwill and intangible assets with definite lives. The Company ceased amortization of goodwill in 2002 in accordance with the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142).

      Operating income for the year 2002 decreased to $1.9 million as compared to $3.3 million in 2001, principally due to higher operating expenses in all major categories, as described above, as the Company prepares for the launch of its new operating platform.

      Interest expense decreased 37% to $537,000 in 2002 from $859,000 in the prior year as a result of significantly lower interest rates associated with the revised credit facility from the Company’s new bankers, along with a continuing reduction in the Company’s long term indebtedness.

      For the year ended December 31, 2002, urinalysis segment profits decreased to $2.7 million from $3.7 million in the prior year. The decrease is attributable to the higher operating expenses described above. Segment profits for the small lab devices segment totaled $1.6 million, as compared to $1.9 million in the prior year. This decrease resulted from lower sales volume in that segment. Unallocated corporate expenses totaled $2.9 million in 2002 as compared to $3.1 million in the prior year. The decrease was primarily due to reduced charges incurred for legal and audit fees in the current period.

      The income tax provision for the year ended December 31, 2002, totaled $584,000, as compared to $1.0 million in 2001. The decrease reflects the decreased taxable income experienced by the Company in 2002. This tax provision is a non-cash item, since the Company has significant deferred tax assets.

      Income from operations decreased to $877,000, or $0.08 per diluted share for the year ended December 31, 2002, as compared to income from operations of $1.5 million, or $0.14 per diluted share, for the prior year.

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

      Cost of goods sold for IVD imaging systems as a percentage of sales of IVD imaging systems totaled 64% in the current period as compared to 62% last year. The increase is primarily attributable to increased manufacturing overhead associated with improved quality assurance and inventory control processes and the effect of the amortization of certain capitalized software, which began in June 2000. Cost of goods sold for IVD imaging system supplies and services as a percentage of sales of such products increased to 39% for the current period as compared to 37% for the same period last year. This increase is due primarily to higher overhead associated with improved quality assurance and inventory control processes. Cost of goods sold for small instruments and supplies as a percentage of sales of this segment totaled 47% for the current year as compared to 52% in the prior year. This decrease is primarily due to manufacturing efficiencies from increased production volume as well as a change in product mix.

      Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 45%, up slightly from 44% in the prior year. The aggregate gross margin totaled 55% for the year ended December 31, 2001, which is up slightly from 54% in the prior year.

      Marketing and selling expenses totaled $3.6 million, an increase of $63,000 or 2%, due primarily to increased marketing efforts in the urinalysis segment as well as upgraded sales efforts in the small lab devices segment. Marketing and selling expenses as a percentage of net revenues were 13% in 2001, up slightly from 12% in 2000.

      General and administrative expenses increased $68,000 to $4.3 million from $4.2 million in the prior year. This increase is primarily due to additional charges for legal fees and other professional services. General and administrative expenses represented 15% of net revenue, comparable to the prior year.

      Net research and development expenses increased to $4.3 million for the year ended December 31, 2001, as compared to $2.5 million in 2000, an increase of $1.8 million or 70%. Net research and development expenses as a percentage of revenues increased to 15% in 2001 from 9% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, increased to $6.4 million from $3.8 million, an increase of $2.6 million or 70% as compared to the prior year. The increase in total product technology expenditures was due primarily to increased spending under a major project begun in 1999 to improve our urinalysis workstation product line.

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

Contractual Obligations and Contingent Liabilities and Commitments

      The following table aggregates the Company’s expected contractual obligations and commitments subsequent to December 31, 2002:

	2003	2004	2005	2006	2007	Totals

	Payments Due by Period (in Thousands)
Contractual Obligations
Long term debt	$1,500	$1,000	$350	$350	$60	$3,260
Capital lease commitments	$61	$61	$40	$18	$3	$183
Operating lease commitments	$547	$523	$462	$428		$1,960

Total Contractual cash commitments	$2,108	$1,584	$852	$796	$63	$5,403

Liquidity and Capital Resources

      Cash and cash equivalents remained at roughly $2.3 million at December 31, 2002, unchanged from the balance at December 31, 2001. Cash provided by operations for the year ended December 31, 2002 increased to $3.3 million from $2.7 million in the prior year, primarily due to lower receivable and inventory levels and higher levels of accounts payables and accrued expenses, which more than offset the drop in net income described above. Our primary source of liquidity is cash from operations, which depends heavily on sales of our urinalysis workstations. We introduced the iQ200 System, built on a new operating platform, in late November 2002. We received clearance from the Food and Drug Administration on October 21, 2002. However, revenues from the sale of this product are not anticipated until sometime in the second quarter of 2003. The failure to make a successful and timely transition to the new model would have a material and adverse affect on workstation sales and, consequently, our liquidity. This is an inherent risk in any major upgrade to products in our industry.

      Cash used in investing activities totaled $2.7 million in 2002, as compared to $1.8 million in the prior year. The increase is primarily due to the increase in expenditures for property and equipment as part of our efforts to upgrade the facilities.

      Net cash used by financing activities totaled $643,000 and consisted primarily of net principal payments under the credit facility and principal payments of our subordinated note payable, partially offset by funds received from the exercise of stock options and warrants.

      In February 2002, we refinanced our existing credit facility and replaced it with a new $8.0 million credit facility with California Bank and Trust. The new facility consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan carries interest only for the first 12 months, followed by 48 months of equal principal payments plus interest. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender’s prime rate, or LIBOR rate plus 2.0%. At December 31, 2002, the Company was in compliance with all of its covenants under the bank agreement.

      We expect to continue to incur high levels of research and development expenditures in 2003. We plan to continue to fund this project with cash generated from operations.

      We reduced our outstanding debt by $1.0 million in 2002 and, after considering the effect of the refinancing discussed above, we have scheduled principal payments totaling $1.5 million during the next twelve months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for at least a year.

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

New Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred The Company adopted the provisions of SFAS 144 effective January 1, 2002. Adoption of this Statement did not have a material impact on its financial statements.

      In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed market conditions. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations.

      In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). This adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

      In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaranteed of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of warranties, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

      In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 is not expected to have a material effect on the Company’s financial position or results of operations.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with International Remote Imaging Systems, inc. as a result of FIN 46.

Shareholder Rights Plan

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

Interest Rates

      We rely significantly on long- and short-term fixed and variable rate debt in our capital structure. We do not use interest rate swaps to manage any of our floating-rate debt obligations. As of December 31, 2002, our debt obligations consisted of (1) $1.9 million subordinated loan outstanding at a variable rate of prime plus

2.0%, (2) $1.4 million term loan outstanding at a variable rate and (3) $1.0 million under a revolving line of credit at a variable rate. The variable rate obligation is based upon the lender’s prime rate. See “— Liquidity and Capital Resources.” Assuming an increase of one-half of a percentage point in the lender’s prime rate on January 1, 2003 and no principal payments for the remainder of the year, our total interest expense would increase by less than $22,000 for 2003 as compared to 2002.

Foreign Currencies

      We are subject to some currency risk on a portion of our licensing revenues, as well as from purchases of product from our Japanese manufacturer of the AX-4280. The licensing portion is calculated quarterly based on sales results in Japanese Yen and subsequently converted into United States dollars at the then current exchange rate. Our purchases of product are negotiated annually and may be affected by changing foreign currency rates.

Investment Available for Sale

      We are subject to market risk relating to the investment in equity investments that are held and carried as available for sale. Market risk is the potential loss arising from adverse changes in market conditions that may be deemed as other than temporary declines in the fair value of the investment.

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

      The financial statements are listed in the Index to Financial Statements in Part IV, Item 15(a) 1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Incorporated by reference from “Directors and Executive Officers” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2003 Annual Meeting of IRIS Shareholders.

Item 11.	Executive Compensation

      Incorporated by reference from “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2003 Annual Meeting of IRIS Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2003 Annual Meeting of IRIS Shareholders.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference from “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2003 Annual Meeting of IRIS Shareholders.

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are adequate and effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Changes in Internal Controls

      The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, (2) to maintain accountability for assets, and (3) to ensure that access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for access is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

      Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

      Other financial statement schedules have been omitted since they are not required, are not applicable, or the required information is shown in the Financial Statements or Related Notes.

3. Exhibits

Exhibit		Reference
Number	Description	Document

3.1(a)	Certificate of Incorporation, as amended	(1)
3.1(b)	Certificate of Designations of Series B Callable Preferred Stock	(3)
3.1(c)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
3.2	Restated Bylaws	(5)
4.1	Specimen of Common Stock Certificate	(5)
4.2	Certificate of Designations of Series B Callable Preferred Stock	(3)
4.3	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
10.1(a)	Lease of the Company’s headquarters facility, as amended	(7)
10.1(b)	Lease of the Company’s adjacent headquarters facility	(22)
10.2(a)	1994 Stock Option Plan and forms of Stock Option Agreements	(8)
10.2(b)	Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan	(9)
10.2(c)	Employee Stock Purchase Plan	(20)
10.2(d)	1997 Stock Option Plan and form of Stock Option Agreement	(10)
10.2(e)	1998 Stock Option Plan and form of Stock Option Agreement	(11)
10.3(a)	Patent License Agreement dated April 1, 1997 between the Company and Sysmex Corporation, formerly TOA Medical Electronics Company, Ltd.	(13)
10.3(b)	Amendment No. 1 to Patent License Agreement dated February 29, 2000	(20)
10.4(a)	Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation	(14)
10.4(b)	Amendment to Distribution Agreements	(15)

Exhibit		Reference
Number	Description	Document

10.5(a)	Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and Digital Imaging Technologies, Inc.	(9)
10.5(b)	Warrant Certificate dated March 14, 2001 issued to Digital Imaging Technologies, Inc. to purchase 853,040 shares of Common Stock of the Company	(21)
10.6	Registration Rights Agreement dated December 31, 1996 by and between the Company and Thermo Amex Convertible Growth Fund I, L.P.	(19)
10.7	Asset Purchase Agreement dated as of July 6, 2000 among the company, Perceptive Scientific Instruments, LLC and Applied Imaging Corporation	(20)
10.8(a)	Business Loan Agreements dated February 7, 2002 by and between the Company and California Bank & Trust	(22)
10.8(b)	Promissory Notes dated February 7, 2002 by and between the Company and California Bank & Trust	(22)
10.8(c)	Commercial Security Agreements dated February 7, 2002 by and between the Company and California Bank & Trust	(22)
10.8(d)	Landlord’s Consent dated February 7, 2002 by and between the Company, the Company’s Landlord and California Bank & Trust	(22)
10.8(e)	Subordination Agreement dated February 7, 2002 by and between the Company, Digital Imaging Technologies, Inc. and California Bank & Trust	(22)
10.8(f)	Commercial Guaranty Agreement dated February 7, 2002 by and between the Company, Statspin, Inc (the Company’s affiliate) and California Bank & Trust	(22)
10.8(g)	Commercial Guaranty Agreement dated February 7, 2002 by and between the Company, Advanced Digital Imaging Research, LLP (the Company’s affiliate) and California Bank & Trust	(22)
10.9(a)	Employment Contract dated December 4, 2002 by and between the Company and Mr. Kshitij Mohan
10.9(b)	Amendment to the Employment Agreement dated February 2, 2003 by and between the Company and Mr. Kshitij Mohan
10.9(c)	Employment Contract dated December 31, 2001 by and between the Company and Mr. Cesar Garcia
10.9(d)	Employment Contract dated August 7, 2001 by and between the Company and Mr. John Caloz
23.14	Consent of PricewaterhouseCoopers LLP	—
23.2	Consent of BDO Seidman, LLP	—
24	Power of Attorney (Included on Signature Page hereto)
99	Disclosure Regarding Risk Factors And Forward-Looking Statements	—
99.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer
99.2	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer

      Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

(2)	Current Report on Form 8-K dated January 15, 1997.

(3)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)	Current Report on Form 8-K dated January 26, 2000.

(5)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

(7)	Annual Report on Form 10-K for the year ended December 31, 1989, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and Annual Report on Form 10-K for the year ended December 31, 1994.

(8)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).

(9)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(10)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).

(11)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).

(12)	Current Report on Form 8-K dated July 15, 1988 and Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(13)	Annual Report on Form 10-K for the year ended December 31, 1997.

(14)	Annual Report on Form 10-K for the year ended December 31, 1994.

(15)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(16)	Quarterly Report on Form 10-Q for the quarter ended September 31, 1995.

(17)	Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(18)	Annual Report on Form 10-K for the year ended December 31, 1998.

(19)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(20)	Annual Report on Form 10-K for the year ended December 31, 1999.

(21)	Annual Report on Form 10-K for the year ended December 31, 2000.

(22)	Annual Report on Form 10-K for the year ended December 31, 2001.

(23)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on February 23, 2003 (File No. 333-103462)

      (b) Reports on Form 8-K.

      We did not file any reports on Form 8-K during the quarter ended December 31, 2002.

      (c) Exhibits — See (a)(3) above.

      (d) See (a) (1) and (2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 28, 2003.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

/s/ KSHITIJ MOHAN

Kshitij Mohan
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. O’MALLEY John A. O’Malley	Chairman of the Board	March 28, 2003

/s/ KSHITIJ MOHAN Kshitij Mohan	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ JOHN Y. CALOZ John Y. Caloz	Corporate Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial Officer)	March 28, 2003

/s/ DONALD E. HORACEK Donald E. Horacek	Controller (Principal Accounting Officer)	March 28, 2003

/s/ STEVEN M. BESBECK Steven M. Besbeck	Director	March 28, 2003

/s/ THOMAS F. KELLEY Thomas F. Kelley	Director	March 28, 2003

/s/ RICHARD G. NADEAU Richard G. Nadeau	Director	March 28, 2003

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

By
Principal Executive Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Kshitij Mohan, certify that:

      1. I have reviewed this annual report on Form 10-K of International Remote Imaging Systems, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KSHITIJ MOHAN

Kshitij Mohan
President and Chief Executive Officer

Date: March 7, 2003

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

By
Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, John Y. Caloz, certify that:

      1. I have reviewed this annual report on Form 10-K of International Remote Imaging Systems, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN Y. CALOZ

John Y. Caloz
Corporate Vice President, Finance,
Chief Financial Officer and Secretary

Date: March 7, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

of International Remote Imaging Systems, Inc.
Chatsworth, California

      We have audited the accompanying consolidated balance sheets of International Remote Imaging Systems, Inc. as of December 31, 2002 and 2001, the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income for the years then ended. We have also audited the schedule listed in the accompanying index as of and for the years ended December 31, 2002 and 2001. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Remote Imaging Systems, Inc. at December 31, 2002 and 2001, and the results of its operations, cash flows and comprehensive income for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, International Remote Imaging Systems, Inc. adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and changed its method of accounting for goodwill.

sBDO Seidman, LLP

Los Angeles, California

March 27, 2003

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of International Remote Imaging Systems, Inc.

      In our opinion, the accompanying consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income present fairly, in all material respects, the results of operations and cash flows of International Remote Imaging Systems, Inc. and its subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2000, listed in the index appearing under Item 15(a)2 of this Form 10-K, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedule of International Remote Imaging Systems, Inc. for any period subsequent to December 31, 2000.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 16, 2001

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents (note 2)	$2,336,973	$2,312,451
Accounts receivable, net of allowance for doubtful accounts of $298,324 in 2002 and $286,127 in 2001 ( notes 2 and 8)	4,312,965	4,838,252
Inventories, net (notes 2, 3 and 8)	5,423,684	5,578,139
Prepaid expenses and other current assets	330,245	268,348
Investment available for sale (note 2)	847,816	1,036,648
Deferred tax asset (note 9)	998,663	1,568,466

Total current assets	14,250,346	15,602,304
Property and equipment, at cost, net of accumulated depreciation ( notes 2 and 4)	2,896,008	1,666,226
Goodwill (note 2)	188,911	188,911
Software development costs, net of accumulated amortization of $1,545,007 in 2002 and $1,532,011 in 2001 (note 2)	1,907,782	1,146,204
Deferred tax asset (note 9)	7,280,718	7,280,718
Loan to related party (note 5)	125,000	—
Other assets	574,729	618,677

Total assets	$27,223,494	$26,503,040

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings (note 8)	$1,000,000	$—
Current portion of long-term debt (note 8)	1,383,192	1,993,783
Accounts payable	2,654,076	2,295,637
Accrued expenses (note 7)	1,857,164	1,792,829
Deferred income — service contracts and other	910,515	883,819

Total current liabilities	7,804,947	6,966,068
Long-term debt (note 8)	1,862,276	3,254,801
Deferred income — service contracts and other	206,982	317,416

Total liabilities	9,874,205	10,538,285
Commitments and contingencies (note 11)
Shareholders’ equity: (note 10)
Preferred stock, $.01 par value; Authorized: 3,000,000 shares:
Callable Series B shares issued and outstanding:
2002 — none; 2001 — 205,000 (liquidation value — $615,000 in 2001)	—	2,050
Common stock, $.01 par value
Authorized: 50,000,000 shares
Shares issued and outstanding: 2002 — 10,844,990; 2001 — 10,264,926;	108,448	102,648
Additional paid-in capital	41,891,355	41,311,847
Unearned compensation	(16,378)	(54,343)
Accumulated other comprehensive income (loss)	(40,464)	72,835
Accumulated deficit	(24,593,672)	(25,470,282)

Total shareholders’ equity	17,349,289	15,964,755

Total liabilities and shareholders’ equity	$27,223,494	$26,503,040

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,

	2002	2001	2000

Sales of IVD imaging systems	$5,514,981	$5,824,832	$6,981,886
Sales of IVD imaging system supplies and services	16,436,116	15,735,336	14,849,392
Sales of small instruments and supplies	5,728,998	6,694,145	6,209,967
Royalty and license revenues	508,178	393,356	601,511

Net revenues	28,188,273	28,647,669	28,642,756

Cost of goods — IVD imaging systems	3,648,903	3,733,655	4,356,133
Cost of goods — IVD imaging system supplies and services	6,176,753	6,065,939	5,466,194
Cost of goods — small instruments and supplies	2,774,317	3,175,410	3,216,269

Cost of goods sold	12,599,973	12,975,004	13,038,596

Gross margin	15,588,300	15,672,665	15,604,160

Marketing and selling	4,068,054	3,618,987	3,555,622
General and administrative	4,910,360	4,295,488	4,227,851
Research and development, net	4,593,595	4,307,376	2,526,465
Amortization of intangibles	114,199	145,204	142,604

Total operating expenses	13,686,208	12,367,055	10,452,542

Operating income	1,902,092	3,305,610	5,151,618
Other income (expense):
Interest income	56,789	118,771	197,012
Interest expense	(537,417)	(858,760)	(979,269)
Other income	39,552	—	19,049

Income from continuing operations before provision for income taxes	1,461,016	2,565,621	4,388,410
Provision for income taxes	(584,406)	(1,026,248)	(1,594,899)

Income from continuing operations	876,610	1,539,373	2,793,511
Loss from discontinued operations:
Loss from operations of discontinued segment prior to March 31, 2000, net of tax benefit of $61,015 in 2000, $0 in 2001 and $0 in 2002	—	—	(286,385)
Loss on disposal of discontinued segment, including tax provision of $29,374	—	—	(199,159)

Loss from discontinued operations	—	—	(485,544)

Net income	$876,610	$1,539,373	$2,307,967

	For the Year ended December 31,

	2002	2001	2000

Income per share — basic:
Income from continuing operations	$0.08	$0.15	$0.29
Loss from discontinued operations	—	—	(0.05)

Income per share attributable to common shareholders — basic	$0.08	$0.15	$0.24

Income per share — diluted:
Income from continuing operations	$0.08	$0.14	$0.27
Loss from discontinued operations	—	—	(0.05)

Income per share attributable to common shareholders — diluted	$0.08	$0.14	$0.22

Weighted average number of common shares outstanding — basic	10,565,941	9,978,532	9,654,272

Weighted average number of common shares outstanding — diluted	11,542,449	11,002,586	10,404,797

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Callable Series B						Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total

Balance, at December 31, 1999	198,000	$1,980	9,347,325	$93,473	$39,529,777	$(153,108)	$67,207	$(29,317,622)	$10,221,707
Common stock issued under Employee Stock Purchase Plan for cash	—	—	32,826	328	47,672	(24,000)	—	—	24,000
Common stock issued on exercise of stock options and warrants	—	—	179,148	1,791	229,833	—	—	—	231,624
Issuance of stock options and warrants for services	—	—	—	—	133,000	(133,000)	—	—	—
Issuance of Series B Convertible Preferred Stock and common stock in connection with litigation settlement	6,000	60	309,556	3,095	360,484	—	—	—	363,639
Charge for extension of warrants	—	—	—	—	63,815	(63,815)	—	—	—
Charge for grant of employee stock options at less than market value	—	—	—	—	79,688	(79,688)	—	—	—
Amortization of unearned Compensation	—	—	—	—	—	248,520	—	—	248,520
Unrealized gains on investments, net of taxes	—	—	—	—	—	—	289,028	—	289,028
Foreign currency translation adjustment	—	—	—	—	—	—	(67,207)	—	(67,207)
Net income	—	—	—	—	—	—	—	2,307,967	2,307,967

Balance at December 31, 2000	204,000	$2,040	9,868,855	$98,687	$40,444,269	$(205,091)	$289,028	$(27,009,655)	$13,619,278

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Callable Series B						Accumulated
	Preferred Stock		Common Stock		Additional		Other
					Paid-In	Unearned	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total

Balance, December 31, 2000	204,000	$2,040	9,868,855	$98,687	$40,444,269	$(205,091)	$289,028	$(27,009,655)	$13,619,278
Common stock issued under Employee Stock Purchase Plan for Cash	—	—	10,870	109	19,891	(10,000)	—	—	10,000
Common stock issued on exercise stock options and warrants	—	—	382,201	3,822	428,248	—	—	—	432,070
Issuance of stock options and warrants for services	—	—	—	—	35,000	(35,000)	—	—	—
Issuance of Series B Convertible Preferred Stock and common stock in connection with litigation settlement	1,000	10	3,000	30	14,261	—	—	—	14,301
Issuance of warrants in connection with debt financing	—	—	—	—	374,768	—	—	—	374,768
Redemption of warrants	—	—	—	—	(4,590)	—	—	—	(4,590)
Amortization of unearned compensation	—	—	—	—	—	195,748	—	—	195,748
Unrealized losses on investments, net of taxes	—	—	—	—	—	—	(216,193)	—	(216,193)
Net income	—	—	—	—	—	—	—	1,539,373	1,539,373

Balance, December 31, 2001	205,000	$2,050	10,264,926	$102,648	$41,311,847	$(54,343)	$72,835	$(25,470,282)	$15,964,755

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
	Callable Series B						Other
	Preferred Stock		Common Stock		Additional		Comprehensive
					Paid-In	Unearned	Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Deficit	Total

Balance, December 31, 2001	205,000	$2,050	10,264,926	$102,648	$41,311,847	$(54,343)	$72,835	$(25,470,282)	$15,964,755
Common stock issued on exercise of stock options and warrants	—	—	318,383	3,184	550,074	—	—	—	553,258
Common stock issued under employee stock purchase plan for cash	—	—	13,631	136	29,864	(15,000)	—	—	15,000
Conversion of Series B Convertible Preferred Stock	(205,000)	(2,050)	248,050	2,480	(430)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	52,965	—	—	52,965
Unrealized losses on investments, net of taxes	—	—	—	—	—	—	(113,299)	—	(113,299)
Net income	—	—	—	—	—	—	—	876,610	876,610

Balance, December 31, 2002	—	$—	10,844,990	$108,448	$41,891,355	$(16,378)	$(40,464)	$(24,593,672)	$17,349,289

The accompanying notes are an integral part of these consolidated financial statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$876,610	$1,539,373	$2,307,967
Adjustments to reconcile net income to net cash provided by operations:
Loss from discontinued operations	—	—	485,544
Deferred taxes	645,337	933,912	1,832,567
Depreciation and amortization	1,011,858	1,034,498	881,743
Common stock and stock option compensation	52,965	195,748	240,661
Litigation settlement payable in equity securities	—	14,301	—
Gain on disposal of property and equipment	—	—	(1,677)
Allowance for doubtful accounts	12,197	48,569	—
Changes in assets and liabilities:
Accounts receivable	634,318	652,320	7,803
Service contracts, net	(204,966)	(2,488)	(415,906)
Inventories, net	154,455	(393,867)	(2,106,813)
Prepaid expenses and other current assets	(61,897)	(119,101)	(224,695)
Other assets	(130,334)	5,441	(88,022)
Accounts payable	358,439	(382,361)	573,432
Accrued expenses	100,468	(853,791)	901,111

Net cash provided by continuing operations	3,449,450	2,672,554	4,393,715
Net cash used by discontinued operations	—	—	(858,988)

Net cash provided by operating activities	3,449,450	2,672,554	3,534,727

Cash flows from investing activities:
Acquisition of property and equipment	(1,882,146)	(938,708)	(522,643)
Software development costs	(774,574)	(866,639)	(278,543)
Loan to related party	(125,000)	—	—

Investing activities of discontinued operations	—	—	(136,694)

Net cash used by investing activities	(2,781,720)	(1,805,347)	(937,880)

Cash flows from financing activities:
Issuance of common and preferred stock and warrants for cash	568,257	442,070	255,623
Borrowings under line of credit	4,500,000	15,369,068	21,255,000
Redemption of warrants	—	(4,540)	—
Repayments of line of credit	(3,500,000)	(16,018,091)	(21,261,064)
Borrowings under term loan	1,500,000	3,000,000	—
Repayments of term loan	(2,508,332)	(1,083,331)	(1,200,000)
Repayments of notes payable	(1,167,000)	(3,889,000)	—
Payments of capital lease obligations	(36,133)	(32,242)	(19,689)

Net cash used in financing activities	(643,208)	(2,216,066)	(970,130)

Net increase (decrease) in cash and cash equivalents	24,522	(1348,859)	1,626,717
Cash and cash equivalents at beginning of year	2,312,451	3,661,310	2,034,593

Cash and cash equivalents at end of year	$2,336,973	$2,312,451	$3,661,310

Supplemental schedule of non-cash financing activities:
Non-cash issuance of common stock and common stock warrants	$15,000	$45,000	$157,000
Issuance of series B convertible preferred stock and common stock in connection with litigation settlement	—	14,301	—
Conversion of series B convertible preferred stock into common stock	2,050	—	—
Equipment acquired through issuance of capital lease	—	—	103,977
Issuance of warrants in connection with debt financing	—	374,768	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	76,735	47,312	25,536
Cash paid for interest	278,629	778,028	865,153

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year ended December 31,

	2002	2001	2000

Net income	$876,610	$1,539,373	$2,307,967
Unrealized gains (losses) on investment, net of taxes	(113,299)	(216,193)	289,028
Foreign currency translation adjustment	—	—	(67,207)

Comprehensive income	$763,311	$1,323,180	$2,529,788

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

2.     Summary of Significant Accounting Policies.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivables, inventories, purchased intangibles, estimated provisions for warranty costs and deferred tax assets. Actual results could differ materially from those estimates.

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

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment available for sale

      Management classifies the investment in the 385,371 common shares of Applied Imaging Corporation (NASDAQ: AICX) that were received as consideration for the sale of its wholly owned subsidiary, Perceptive Scientific Instruments, LLC (“PSI”), as available for sale. Investments in available for sale securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity until realized, or until management believes a permanent decline in value has occurred. Realized gains and losses are included in earnings. There were no realized gains and losses for the years ended December 31, 2002, 2001 and 2000.

      The cost, gross unrealized holding losses and fair value as of December 31, 2002 are as follows:

		Gross
		Unrealized
		Holding
	Cost	(Losses)	Fair Value

Available for sale securities	$915,256	$(67,440)	$847,816

      The cost, gross unrealized holding gains and fair value as of December 31, 2001 are as follows:

		Gross
		Unrealized
		Holding
	Cost	Gains	Fair Value

Available for sale securities	$915,256	$121,392	$1,036,648

Property and Equipment and Depreciation

      Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

Goodwill

      Goodwill is recorded at cost. The realizability of the goodwill is evaluated periodically as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgement to evaluate the capacity of an acquired business to perform within projections. In the event the projected undiscounted cash flows are less than net book value of the assets, the carrying value of the assets will be written down to their fair value. The amortization of goodwill was $0 in 2002, $34,692 in 2001 and $34,692 in 2000.

      Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of 10 years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. At December 31, 2002, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs

      The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of one and one half years to three years is assigned to capitalized software development costs. Amortization expense of software development costs was $12,996, $155,957 and $90,975 for 2002, 2001 and 2000, respectively.

Long-Lived Assets

      The Company identifies and records an impairment loss for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets.

Stock Based Compensation

      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123 and EITF 96-18. An expense is recognized for common stock, warrants or options issued or repriced, for services rendered by non-employees based on the estimated fair value of the security exchanged.

      IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation.” If compensation expense for the stock options had been determined using “fair value” at the grant date for awards in 2002, 2001 and 2000, consistent with the

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of Statement of Financial Accounting Standards No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ended December 31,

	2002	2001	2000

Net income attributable to Common stockholders as reported	$876,610	$1,539,373	$2,307,967
Add: Stock-based Employee compensation expense included in reported income, net of related tax effects	31,779	117,449	144,397
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(319,803)	(269,141)	(381,059)

Pro forma net income attributable to Common stockholders	588,586	1,387,681	2,071,305

Income per diluted share as reported	0.08	0.14	0.22

Income per diluted share proforma	$0.05	$0.13	$0.20

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

      Certain of IRIS’ domestic IVD system sales generally require installation and training to be performed. Management believes that installation and training is not essential to the functionality of the product and accordingly, the Company recognizes revenue on delivery based on shipping terms, provided title has transferred, collectibility of the resulting receivable is probable, the Company has received an authorized purchase order and the price is fixed and determinable. The estimated fair value of installation and training is deferred and recognized as these services are performed. Sales of IVD systems internationally are recognized on delivery based on shipping terms, provided collectibility of the resulting receivable is probable, the Company has received an authorized purchase order and the price is fixed and determinable.

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

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

      The amount recorded for financial instruments in the Company’s consolidated financial statements approximates fair value as defined in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The fair value of short term borrowings and notes payable described in note 8 approximate their carrying value due to the variable nature of the interest rates in these instruments.

Earnings Per Share

      Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants or the converted method for convertible preferred stock. Common stock equivalents are excluded from the computation when their effect is antidilutive.

Segment Reporting

      The Company determines and discloses its segments in accordance with SFAS No. 131; “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management” approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. See Note 15 — “Segment and Geographic Information”.

Reclassifications

      Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation with no change in the previously reported net income or shareholders’ equity.

New Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement, which will be effective as of January 1, 2003, will have no material impact on its financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted the provisions of SFAS 144 effective January 1, 2002. Adoption of this Statement did not have a material impact on its financial statements.

      In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed market conditions. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial position or results of operations.

      In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring). This adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

      In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 is not expected to have a material effect on the Company’s financial position or results of operations.

      In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guaranteed of Indebtedness of Others,” which disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of warranties, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

      In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002; however, disclosures are required currently if the Company expects to

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidate any variable interest entities. The Company does not currently believe that any material entities will be consolidated with International Remote Imaging Systems, inc. as a result of FIN 46.

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

      Reliance on Single Source Suppliers: Certain key components of the Company’s instruments are manufactured according to the Company’s specifications or are available only from single suppliers. For example, Roche Diagnostics is the sole supplier for the Company’s proprietary CHEMSTRIP/ IRIStrip urine test strips and related test reader used in The Yellow IRIS Models 300 and 500. From time to time, single source suppliers have discontinued production of key components or encountered production problems, which potentially could have a material adverse effect on instrument sales. Although, in the past, the Company has successfully transitioned to new components to replace discontinued components, there can be no assurance that the Company can always successfully transition to satisfactory replacement components or that the Company will always have access to adequate supplies of discontinued components on satisfactory terms during the transition period. The Company also is the exclusive North American distributor of the Arkray AUTION MAX AX-4280 Automated Urine Chemistry Analyzer, which will affect the success of the Company’s domestic sales of new iQ200 urinalysis workstations, which will be launched in 2003. The Company’s inability to transition successfully to replacement components, to secure adequate supplies of discontinued components on satisfactory terms, or the loss of the distribution rights to the Arkray product could have a material adverse effect on the Company.

3.	Inventories.

      Inventories consist of the following:

	At December 31,

	2002	2001

Finished goods	$1,972,320	$2,270,973
Work-in-process	167,839	479,809
Raw materials, parts and sub-assemblies	4,081,424	4,042,659

	6,221,583	6,793,441
Reserved for Obsolescence	(797,899)	(1,215,302)

Net inventories	$5,423,684	$5,578,139

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment.

      Property and equipment consist of the following:

	At December 31,

	2002	2001

Leasehold improvements	$1,593,033	$771,029
Furniture and fixtures	365,149	244,217
Machinery and equipment	3,389,179	2,950,271
Construction in progress	408,486	228,442
Tooling, dies and mold	1,208,500	1,087,600
Rental units	981,801	1,023,343

	7,946,148	6,304,902
Less accumulated depreciation	(5,050,140)	(4,638,676)

	$2,896,008	$1,666,226

      Property and equipment includes and $2,775,622 and $2,575,199, respectively, at December 31, 2002 and 2001, of fully depreciated assets which remain in service. Depreciation expense was $652,364, $616,900 and $601,186 for 2002, 2001 and 2000, respectively.

5.	Related Party Transaction.

      In April 2002, the Company made a $125,000 loan to Dr. John A. O’Malley, the Chairman, CEO and President of the Company, in accordance with his current employment agreement. The loan bears interest at the rate of 5 percent per annum and has a term of five years. It is secured by 120,000 shares of the Company’s stock owned by Dr. O’Malley. The loan will be repaid firstly, from the proceeds of any future sale of common shares of the Company by Dr. O’Malley and, secondly, at Dr. O’Malley’s discretion. At the end of the term of the loan, any remaining unpaid balance will be settled by the forfeiture by Dr. O’Malley of the remaining shares held by the Company as security. Pursuant to the agreement, Dr. O’Malley paid $2,967 of interest during 2002.

6.	Equipment Leasing

      For sales-type leases, the components of net investment in sales-type leases recorded in other assets are as follows at December 31, 2002 and 2001.

	At December 31,

	2002	2001

Total minimum lease payments	$183,313	$348,457
Less: Estimated executory costs including profit thereon	(63,130)	(120,274)

Net minimum lease payments	120,183	228,183
Less: Unearned income	(35,191)	(65,779)

Net investment in sales-type leases	84,992	162,404
Less: Current portion	(61,796)	(77,412)

	$23,196	$84,992

      Any lease that does not meet the criteria for a sales-type or a financing lease is accounted for as an operating lease. Under these leases the Company also provides supplies and services. Generally operating

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases are for periods less than one year and contain provisions for renewal and early termination penalties. The cost of leased systems is depreciated to a zero value on a straight-line basis over five years. Accumulated depreciation on leased systems was $905,740 and $970,793 at December 31, 2002 and 2001, respectively.

      Future minimum lease payments due from customers under sales-type leases and noncancellable operating leases as of December 31, 2002 are as follows:

	Sales — Type	Operating
	Leases	Leases

2003	$132,888	$300,187
2004	50,425	—

	$183,313	$300,187

7.     Accrued Expenses.

      Accrued expenses consist of the following:

	At December 31,

	2002	2001

Accrued bonuses	$534,000	$339,026
Accrued commissions	121,162	100,943
Accrued payroll	147,424	100,466
Accrued vacation	426,619	363,587
Accrued professional fees	105,497	130,494
Accrued warranty expense	297,742	281,683
Accrued interest	26,172	40,527
Accrued — other	198,548	436,103

	$1,857,164	$1,792,829

8.     Short-Term Borrowings and Notes Payable.

      In February 2002, the Company refinanced its existing credit facility and replaced it with a new $8 million credit facility with California Bank and Trust. The new facility consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan shall carry interest only for the first 12 months, followed by 48 months of equal principal payments plus interest. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender’s prime rate (4.25% on December 31, 2002), or LIBOR rate plus 2.0%, and is secured by all of the Company’s Assets. The Company is subject to certain financial covenants under the debt agreement with California Bank and Trust. As of December 31, 2002, the Company was in compliance with all of the covenants under the debt agreement.

      At December 31, 2002, the outstanding amounts under the Company’s credit facility consist of $408,000 under the first term loan, $1.0 million under the second term loan and $1.0 million under the revolving line of credit. An additional $2.8 million was available under the line of credit at that date.

      At December 31, 2002, the outstanding principal balance on the unsecured Subordinated Note Payable from an unrelated party was approximately $1.9 million. The note is payable in monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bears interest at the prime rate (4.25% on December 31, 2002) plus 2.0% and matures on July 31, 2004.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      After considering the effects of the refinanced credit facility, maturity of the Company’s long term debt obligations under the credit facility and the subordinated note payable (exclusive of the effect of the discount of $107,000) are $1.5 million in 2003, $1.0 million in 2004, $350,000 in 2005, $350,000 in 2006 and $60,000 in 2007.

9.     Income Taxes.

      The provision for income taxes from continuing operations consists of the following:

	For the Year Ended December 31,

	2002		2001		2000

Current:	$		$		$
Federal		—		40,000		139,000
State		14,000		52,000		(376,000)

		14,000		92,000		(237,000)

Deferred:
Federal		470,000		859,000		1,120,000
State		100,000		75,000		712,000

		570,000		934,000		1,832,000

		$584,000		$1,026,000		$1,595,000

      The provision for income taxes from continuing operations differs from the amount obtained by applying the federal statutory income tax rate to income from continuing operations before provision for income taxes for the years ended December 31, 2002, 2001 and 2000 as follows:

	For the Year Ended December 31,

	2002	2001	2000

Tax provision (benefit) computed at Federal statutory rate	$497,000	$872,000	$1,492,000
Decrease in taxes due to change in valuation allowance	—	(426,000)	(1,655,000)
Expiration of Federal NOL	—	426,000	1,655,000
State taxes, net of federal benefit	73,000	128,000	201,000
Nondeductible expenses	30,000	38,000	23,000
Other	(16,000)	(12,000)	(121,000)

	$584,000	$1,026,000	$1,595,000

      At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $19.4 million, and state net operating loss carryforwards of $9.1 million, which expire in fiscal years ending in 2003 through 2021.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The primary components of temporary differences, which give rise to the Company’s net deferred tax asset at December 31, 2002 and 2001 are as follows:

	At December 31,

	2002	2001

Depreciation and amortization	$804,000	$356,000
Allowance for doubtful accounts	124,000	112,000
Accrued liabilities	760,000	477,000
Deferred revenue-service contracts	194,000	499,000
Net operating loss carry-forwards	7,098,000	7,277,000
Other	(131,000)	698,000
Valuation allowance	(569,000)	(569,000)

	$8,280,000	$8,850,000

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

10.     Capital Stock.

Conversion of Preferred Stock

      On August 3, 2002, the Company’s Series B Preferred Stock automatically converted into common stock at the ratio of 1.21 shares of common stock for each share of preferred stock, a total of 248,050 common shares were issued. The conversion ratio represented the ratio of the liquidation value of each preferred share ($3.00 per share) divided by the average daily closing price of the common stock for the five trading days ending three trading days prior to the August 3, 2002 conversion date ($2.47 per share).

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

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Issuances

      During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of two years. The employee’s 50% portion of stock purchases under the plan may not exceed 15% of the employee’s total compensation during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of two years following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee’s purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 2002, 2001 and 2000, IRIS issued 13,631, 10,870 and 32,826 shares of common stock, respectively, in exchange for $30,000, $20,000 and $48,000 in cash and services, respectively, under this plan.

Stock Option Plans and Employee Benefit Plans

      As of December 31, 2002, the Company had three stock option plans under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under these plans.

      The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s three stock option plans as of December 31, 2002.

	Number of Option Shares

				Available
Plan	Authorized	Exercised	Outstanding	for Grant

1994	700,000	179,266	500,800	19,934
1997	600,000	134,492	455,100	10,408
1998	1,900,000	47,298	1,719,810	132,892

	3,200,000	361,056	2,675,710	163,234

      The exercise price of options is determined by the Compensation Committee. Payment of the exercise price may be made in cash or with shares of common stock. The options generally vest over either three or four years and expire either five or ten years from the date of grant.

      The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000.

	For the Year Ended
	December 31,

	2002	2001	2000

Risk free interest rate	4.18%	4.68%	6.43%
Expected lives (years)	5	5	5
Expected volatility	57%	53%	81%
Expected dividend yield	—	—	—

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth certain information relative to stock options during the years ended December 31, 2000, 2001 and 2002.

				Fair Value at
				Grant Date
			Weighted	Weighted
	Shares	Range	Average	Average

Outstanding at December 31, 1999	1,866,451	$0.69 to $4.38	$1.31
Granted	542,050	0.88 to 2.38	1.35	$1.35
Exercised	(170,148)	1.25 to 1.31	1.31	—
Canceled or expired	(235,469)	0.88 to 3.69	1.41	—

Outstanding at December 31, 2000	2,002,884	$0.69 to $4.38	1.30
Granted	473,005	2.00 to 2.70	2.17	$1.10
Exercised	(116,101)	0.75 to 1.50	1.31	—
Canceled or expired	(31,441)	1.25 to 1.37	1.37	—

Outstanding at December 31, 2001	2,328,347	$0.69 to $4.38	1.47	—
Granted	514,030	2.01 to 3.01	2.61	$1.52
Exercised	(50,983)	0.88 to 2.00	1.34	—
Canceled or expired	(115,684)	0.75 to 3.03	1.74	—

Outstanding at December 31, 2002	2,675,710	$0.69 to $4.38	1.73	—
Outstanding at December 31, 2002	2,675,710		1.73
Weighted average life — 73 months
Exercisable at December 31, 2002	1,947,376		1.45
Weighted average life — 69 months

      In 1996, the Company adopted a 401(k) Plan. All employees are eligible to participate in the plan at the beginning of the first quarter following their start date. Although the Company’s contributions are discretionary, our current practice is to match $0.25 per $1 contributed by the employees up to 4 per cent of the employees’ contributions. Employees vest in amounts contributed by the Company immediately. The Company contributed $62,861 and $55,931 to the plan for 2002 and 2001, respectively.

     Warrants

      At December 31, 2002, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date

853,040	1.90	July 31, 2004
50,000	2.13	October 31, 2005
45,045	2.22	October 1, 2006

11.     Commitments and Contingencies.

     Leases

      The Company leases real property and equipment under agreements, which expire at various times over the next five years. Certain leases contain renewal options and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum rental payments required under capital and operating leases that have an initial term in excess of one year as of December 31, 2002, are as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases

2003	$61,484	$546,537
2004	61,484	522,654
2005	39,805	461,723
2006	17,911	427,917
2007	2,796	—

	$183,480	$1,958,831

      Rent expense under all operating leases during 2002, 2001 and 2000 was $583,957, $569,768 and $512,842 respectively.

     Litigation

      From time to time, the Company is party to certain litigation arising from the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12.     Earnings per Share.

      The computation of per share amounts for 2002, 2001 and 2000 is based on the average number of common shares outstanding for each period. Options and warrants to purchase 621,630, 197,445 and 1,660,237 shares of common stock were not considered in the computation of diluted EPS for 2002, 2001 and 2000, respectively, because their inclusion would have been antidilutive.

      The following is a reconciliation of shares used in computing basic and diluted earnings per share for 2002, 2001, and 2000:

	2002	2001	2000

Weighted average number of shares — basic	10,565,941	9,978,532	9,654,272
Effect of dilutive securities:
Options	560,768	463,349	300,041
Warrants	269,477	254,493	145,294
Preferred stock	146,263	306,212	305,190

Weighed average number of shares — diluted	11,542,449	11,002,586	10,404,797

13.     License.

      Sysmex Corporation, formerly known as TOA Medical Electronics Co., Ltd., has developed several urine sediment analyzers under license from IRIS using pre-1989 IRIS technology. IRIS received royalties under this license of $408,178, $393,356 and $601,511 in 2002, 2001 and 2000 respectively.

14.     Discontinued Operations.

      In March 2000, the Board of Directors approved a plan of disposal for its wholly-owned subsidiary, Perceptive Scientific Instruments, LLC (“PSI”), the Company’s genetic analysis business segment. The Company completed the sale of substantially all of PSI’s U.S. operations to Applied Imaging Corporation

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.     Segment and Geographic Information.

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

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tables below present information about reported segments for the three years ended December 31, 2002:

		Small	Unallocated
		Laboratory	Corporate
	Urinalysis	Devices	Expenses	Total

For the Year Ended December 31, 2002:
Revenues	$22,359,275	$5,828,998	$—	$28,188,273
Interest income	54,917	1,872	—	56,789
Interest expense	6,539	—	530,878	537,417
Depreciation and amortization	931,717	86,059	47,047	1,064,823
Other non-cash items	—	—	—	—
Segment profit (loss)	2,737,976	1,588,540	(2,865,500)	1,461,016
Segment assets	16,837,422	2,106,691	8,439,129	27,383,242
Investment in long-lived assets	2,618,953	37,767	—	2,656,720
For the Year Ended December 31, 2001:
Revenues	$21,953,524	$6,694,145	$—	$28,647,669
Interest income	116,394	2,377	—	118,771
Interest expense	7,244	—	851,516	858,760
Depreciation and amortization	935,390	120,661	174,195	1,230,246
Other non-cash items	14,301	—	—	14,301
Segment profit (loss)	3,742,299	1,907,307	(3,083,985)	2,565,621
Segment assets	15,756,750	2,255,463	8,490,827	26,503,040
Investment in long-lived assets	1,754,033	51,314	—	1,805,347
For the Year Ended December 31, 2000:
Revenues	$22,432,789	$6,209,967	$—	$28,642,756
Interest income	197,012	—	—	197,012
Interest expense	3,794	—	975,475	979,269
Depreciation and amortization	815,765	118,062	188,577	1,122,404
Other non-cash items	(1,677)	—	—	(1,677)
Segment profit (loss)	5,792,100	1,579,554	(2,983,244)	4,388,410
Segment assets	16,921,799	2,033,749	9,331,991	28,287,539
Investment in long-lived assets	742,770	58,416	—	801,186

      The Company ships products from two locations in the United States.

      Long-lived assets for continuing operations were all located in the United States and totaled $5,567,430 and $3,620,018 as of December 31, 2002 and 2001, respectively.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Selected Quarterly Data (Unaudited).

      The following table summarizes certain financial information by quarter for 2002 and 2001:

	2002 Quarter Ended

	March 31	June 30	September 30	December 31

Net revenues	$6,741,226	$6,992,166	$7,072,142	$7,382,739
Gross margin	3,811,134	4,076,776	3,748,286	3,952,104
Net income	329,873	331,271	103,794	111,672
Income per share attributable to common shareholders — basic:	$0.03	$0.03	$0.01	$0.01

Income per share attributable to common shareholders — diluted:	$0.03	$0.03	$0.01	$0.01

	2001 Quarter Ended

	March 31	June 30	September 30	December 31

Net revenues	$7,277,824	$7,006,084	$6,911,735	$7,452,026
Gross margin	3,916,739	3,976,427	3,870,619	3,908,880
Net income	360,666	375,376	279,564	523,767
Income per share attributable to common shareholders — basic:	$0.04	$0.04	$0.03	$0.05

Income per share attributable to common shareholders — diluted:	$0.03	$0.03	$0.02	$0.05

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

			Additions
			Charged
		Charged To	To
	Beginning	Cost and	Other			Ending
Year Ended December 31, 2002	Balance	Expenses	Accounts	Deductions		Balance

Allowance for doubtful accounts	$286,127	$79,018	$—	$(66,821	)(1)	$298,324
Reserve for inventory obsolescence	1,215,302		—	(417,403	)(1)	797,899
Deferred tax asset valuation allowance	569,000	—	—
Year Ended December 31, 2001
Allowance for doubtful accounts	$334,696	$—	$—	$(48,569	)(1)	$286,127
Reserve for inventory obsolescence	977,631	237,671	—	—
Deferred tax asset valuation allowance	994,000	—	—	(425,000	)(2)	569,000
Year Ended December 31, 2000
Allowance for doubtful allowance	516,047	—	—	(181,351	)(1)	334,696
Reserve for inventory obsolescence	995,253	343,983	—	(361,605	)(1)	977,631
Deferred tax asset valuation allowance	2,649,000	—	—	(1,655,000	)(2)	994,000

(1)	Relates to the write-off of accounts receivable, disposal of obsolete inventory or specific portion of reserve no longer needed.

(2)	Relates to the decrease in deferred tax assets due to the expiration of certain NOL tax credit carry-forwards.

      This schedule contains summary financial information extracted from the consolidated balance sheet at December 31, 2002, 2001 and 2000 and the consolidated statement of operations for each of the years then ended and is qualified in its entirety by reference to such financial statements.