Form 10-Q
period 2003-03-31
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2003-05-13
CIK 319240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON , D.C. 20549

______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File No.
March 31, 2003	No. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2579751
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9172 Eton Avenue , Chatsworth , CA .	91311
(Address of principal executive offices)	(Zip Code)

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

Exchange Act).                                                                   Yes__________       No_____X______

            The registrant had 11,050,457 shares of common stock outstanding as of April 25, 2003.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

INDEX TO FORM 10-Q

Three Months Ended March 31, 2003

PART I

FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

Assets

	At March 31, 2003 (unaudited)	At December 31, 2002
Current assets:
Cash and cash equivalents	$1,284,366	$2,336,973
Accounts receivable, net of allowance for doubtful accounts of $271,803 in 2003 and $298,324 in 2002	3,946,682	4,312,965
Inventories	5,426,375	5,423,684
Prepaid expenses and other current assets	500,340	330,245
Investments available for sale	362,249	847,816
Deferred tax asset	998,663	998,663
Total current assets	12,518,675	14,250,346

Property and equipment, at cost, net of accumulated depreciation of $5,186,463 in 2003 and $5,050,140 in 2002	3,278,762	2,896,008
Goodwill	188,911	188,911
Software development costs, net of accumulated amortization of $1,545,007 in 2003 and 2002	2,052,207	1,907,782
Deferred tax asset	7,813,550	7,280,718
Loan to related party	125,000	125,000
Other assets	524,192	574,729
Total assets	$26,501,297	$27,223,494

Liabilities And Shareholders' Equity

Current liabilities:
Short-term borrowings	$ 1,000,000	$ 1,000,000
Current portion of long-term debt	1,445,128	1,383,192
Accounts payable	2,390,406	2,654,076
Accrued expenses	2,121,721	1,857,164
Deferred income - service contracts and other	1,112,502	910,515
Total current liabilities	8,069,757	7,804,947

Long term debt	1,472,310	1,862,276
Deferred income - service contracts and other	170,222	206,982
Total liabilities	9,712,289	9,874,205

Shareholders' equity:
Common stock, $.01 par value; Authorized: 50,000,000 shares Shares issued and outstanding: 2003 – 11,007,857 and 2002 – 10,844,990	110,077	108,448
Additional paid-in capital	42,159,298	41,891,355
Unearned compensation	(66,422)	(16,378)
Accumulated other comprehensive income (loss)	(331,804)	(40,464)
Accumulated deficit	(25,082,141)	(24,593,672)
Total shareholders' equity	16,789,008	17,349,289
Total liabilities and shareholders' equity	$26,501,297	$27,223,494

_______________

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

For the three months ended March 31,
2003	2002

Sales of IVD systems	$ 584,292	$1,134,980
Sales of IVD supplies and services	4,130,216	3,991,316
Sales of small instruments and supplies	1,290,029	1,534,957
Royalties and licensing revenues	129,603	79,973

Net revenues	6,134,140	6,741,226

Cost of goods – IVD systems	806,241	684,510
Cost of goods - IVD supplies and services	1,474,596	1,521,161
Cost of goods – small instruments and supplies	685,857	724,421

Cost of goods sold	2,966,694	2,930,092

Gross margin	3,167,446	3,811,134

Marketing and selling	968,918	905,145
General and administrative	1,777,000	1,179,809
Research and development, net	1,154,024	1,010,370

Total operating expenses	3,899,942	3,095,324

Operating income (loss)	(732,496)	715,810

Other income (expense):
Interest income	13,032	15,150
Interest expense	(94,649)	(181,172)
	____________	______________
Income (loss) before income taxes	(814,113)	549,788

Income tax provision (benefit)	(325,645)	219,915

Net income (loss)	$(488,468)	$329,873

Net income (loss) per common share - basic	$(0.04)	$0.03

- diluted	$(0.04)	$0.03

Weighted average number of common shares outstanding - basic	10,953,229	10,327,979
- diluted	10,953,229	11,374,948

     _______________

     The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

For the three months ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$(488,468)	$329,873
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:

Deferred taxes	(338,605)	211,918
Depreciation and amortization	203,747	257,009
Common stock and stock option compensation amortization	20,356	18,167
Allowance for doubtful accounts	(26,521)	--
Changes in assets and liabilities:
Accounts receivable - trade and other	518,400	75,279
Service contracts, net	39,630	58,013
Inventories	(2,691)	(343,619)
Prepaid expenses and other current assets	(170,095)	(327,991)
Other assets	13,496	(8,777)
Accounts payable	(263,670)	208,437
Accrued expenses	276,870	109,866

Net cash provided (used) by operating activities	(217,551)	588,175

Investing activities:
Acquisition of property and equipment	(519,073)	(250,305)
Software development costs	(144,425)	(288,554)

Net cash used by investing activities	(663,498)	(538,859)

Financing activities:
Borrowings under line of credit	1,500,000	2,000,000
Repayments of line of credit	(1,500,000)	(500,000)
Borrowings under term loan	--	500,000
Repayments of term loan	(66,667)	(2,425,000)
Repayment of notes payable	(291,750)	(291,750)
Payments of capital lease obligations	(12,313)	(8,307)
Issuance of common stock and warrants for cash	199,172	162,366
Net cash used in financing activities	(171,558)	(562,691)

Net decrease in cash and cash equivalents	(1,052,607)	(513,375)
Cash and cash equivalents at beginning of period	2,336,973	2,312,451

Cash and cash equivalents at end of period	$1,284,366	$1,799,076

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock options in exchange for services	70,400	--
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 60,288	$ 96,859
Cash paid for income taxes	15,699	22,340

______________________

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2003	2002

Net income (loss)	$(488,468)	$329,873

Unrealized losses on investments, net of taxes	(291,340)	(64,603)

Comprehensive income (loss)	$(779,808)	$265,270

__________________

The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Formation and Business of the Company.

      International Remote Imaging Systems, Inc., (collectively "IRIS" or the "Company") was incorporated in California in 1979 and reincorporated during 1987 in Delaware . International Remote Imaging Systems, Inc. and its subsidiaries design, develop, manufacture and market in vitro diagnostic ("IVD") equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

2.   Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and 2002 and the results of its operations for the three month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Stock Based Compensation:

      The Company has adopted the disclosure only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation." SFAS 148 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted. The Company accounts for stock-based awards to non-employees in accordance with SFAS 148. An expense is recognized for common stock, warrants or options issued or repriced, for services rendered by non-employees based on the estimated fair value of the security exchanged.

      IRIS has adopted the disclosure only provisions of SFAS 148. If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in the first quarter of 2003 and 2002, consistent with the provisions of SFAS 148, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$ (488,468)	$ 329,873
Add: stock-based employee compensation expense	12,214	10,090
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	140,488	80,175
Pro forma net income (loss)	(616,742)	259,788
Income (loss) per basic share as reported	(0.04)	0.03
Income (loss) per basic share pro forma	(0.06)	0.03
Income (loss) per diluted share as reported	(0.04)	0.03
Income (loss) per diluted share pro forma	(0.06)	0.02

      The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants and forfeitures of stock options.

Recent Accounting Pronouncements:

      In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement 123". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS 148 did not have a material effect on the Company's financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," whose disclosures are effective for financial statements issued after December 15, 2002. While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of warranties, these guarantees would only result in immaterial increases in future costs, but do not represent significant commitments or contingent liabilities of the indebtedness of others.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued by the Company after 2002. The Company does not currently have any variable interest entities, and so is not currently affected by FIN 46.

Reclassifications:

      Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

3.   Comprehensive Income.

      The Company's components of comprehensive income are net income and unrealized losses on investments.  The income tax effect allocated to the unrealized losses on available for sale securities for the three months ended March 31, 2003 was a benefit of $194,227.

      The following is a reconciliation of accumulated other comprehensive income balance for the three months ended March 31, 2003 :

Beginning balance	$(40,464)
Current period change	(291,340)
Ending balance	$(331,804)

4.    Inventories.

      Inventories are carried at the lower of cost or market on a first-in first-out basis and consist of the following:

	At March 31, 2003	At December 31, 2002

Finished goods	$1,887,595	$1,972,320
Work-in-process	186,128	167,839
Raw materials, parts and sub-assemblies	4,285,551	4,081,424
	6,359,274	6,221,583
Reserved for obsolescence	(932,899)	(797,899)
Net inventories	$5,426,375	$5,423,684

5.    Related Party Transaction.

       In April 2002, the Company made a $125,000 loan to Dr. John A. O'Malley, then the Chairman, CEO and President of the Company (and currently, the Chairman of the Board of the Company), in accordance with his employment agreement.  The loan bears interest at the rate of five percent per annum and has a term of five years.  It is secured by 120,000 shares of the Company's stock owned by Dr. O'Malley.  The loan will be repaid firstly, from the proceeds of any future sale of common shares of the Company by Dr. O'Malley and, secondly, at Dr. O'Malley's discretion.  At the end of the term of the loan, any remaining unpaid balance will be settled by the forfeiture by Dr. O'Malley of the remaining shares held by the Company as security. Pursuant to the agreement, Dr. O'Malley paid $1,575 of interest in the first quarter of 2003.

6.    Short-Term Borrowings and Notes Payable .

       The Company has an $8.0 million credit facility with California Bank and Trust, which consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan shall carry interest only for the first 12 months, followed by 48 months of equal principal payments plus interest. The $6.5 million credit line matures in June 2004.  Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender's prime rate (4.25% at March 31, 2003), or LIBOR rate plus 2.0%

      At March 31, 2003, the outstanding amounts under the Company's credit facility consist of $383,000 under the first term loan, $958,000 under the second term loan and $1.0 million under the revolving line of credit. An additional $2.5 million was available under the line of credit at that date.

      At March 31, 2003, the outstanding principal balance on the unsecured Subordinated Note Payable was $1.7 million.  The note is payable in monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bears interest at the prime rate (4.25% on March 31, 2003) plus 2.0% and matures on July 31, 2004 .

7.   Capital Stock.

Stock and Stock Option Issuances:

      During the three months ended March 31, 2003, the Company (i) issued 162,867 shares of common stock from the exercise of options, (ii) issued options to purchase 175,000 shares of common stock under the Company's stock option plans, (iii) issued options to purchase 290,000 shares of common stock under special inducement grants and (iv) cancelled options to purchase 16,667 shares of common stock.  At March 31, 2003, options to purchase 2,961,176 shares of common stock were issued and outstanding under the Company's stock options plans and special inducement grants. The outstanding options expire by the end of 2012.  The exercise price for these options ranges from $0.69 to $4.38 per share.  At March 31, 2003, there were 4,901 shares of common stock available for the granting of future options under the Company's stock option plans.

Warrants:

      As of March 31, 2003, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date

853,040	$1.90	July 31, 2004
50,000	2.13	October 31, 2005
45,045	2.22	October 1, 2006

8.   Income Taxes.

      The income tax provision for the three-month period ended March 31, 2003 was a benefit of $325,645 as compared to an expense of $219,915 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

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

9.   Earnings Per Share (EPS).

      The computation of per share amounts for the three months ended March 31, 2003 and 2002 is based on the average number of common shares outstanding for the period.  Options and warrants to purchase 3,909,261 and 360,400 shares of common stock outstanding during the three months ended March 31, 2003 and 2002, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

      The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts for the three months ended March 31, 2003 and 2002.

	2003	2002

Weighted average number of shares - basic	10,953,229	10,327,979

Effects of Dilutive Securities Options Warrants Preferred Stock	_________	527,893 268,056 251,020

Weighted average number of shares - diluted	10,953,229	11,374,948

10.  Segment and Geographic Information.

      The Company's operations are organized on the basis of products and related services and under SFAS No.131 operates in two segments: (1) urinalysis and (2) small instruments.

      The urinalysis segment designs, develops, manufactures and markets IVD imaging systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis.  The segment also provides ongoing sales of supplies and service necessary for the operation of installed urinalysis workstations. In the United States , these products are sold through our direct sales force; internationally, these products are sold through distributors.

      The small instruments segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology and urinalysis. These products are sold worldwide through distributors.

      The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's report on Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges ("Segment Profit").

      The tables below present information about reported segments for the three month periods ended March 31, 2003 and 2002:

      Three Months Ended March 31, 2003 :

	Urinalysis	Small Instruments	Unallocated Corporate Expenses

Total

Revenues	$4,844,111	$1,290,029	--	$6,134,140

Interest income	$12,777	255	--	$13,032

Interest expense	$2,334	--	$92,315	$94,649

Depreciation and amortization	$181,567	$22,234	$20,302	$224,103

Segment profit (loss)	$221,766	$206,800	$(1,242,679)	$(814,113)

Segment assets	$15,696,945	$1,992,139	$8,812,213	$26,501,297

Investment in long-lived assets	$638,853	$24,645	--	$663,498

      Three Months Ended March 31, 2002 :

	Urinalysis	Small Instruments	Unallocated Corporate Expenses

Total

Revenues	$5,206,269	$1,534,957	--	$6,741,226

Interest income	$14,886	264	--	$15,150

Interest expense	$1,564	--	$179,608	$181,172

Depreciation and amortization	$237,700	$20,764	$16,712	$275,176

Segment profit (loss)	$867,231	$428,608	$(746,051)	$549,788

Segment assets	$15,646,673	$2,299,764	$8,680,336	$26,626,773

Investment in long-lived assets	$530,870	$7,989	--	$538,859

      Long-lived assets were all located in the United States and totaled $6,044,072 at March 31, 2003, and $5,567,430 at December 31, 2002.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We generate revenues primarily from sales of our urinalysis workstations, an in vitro diagnostic, or IVD, imaging system based on our patented and proprietary AIM technology, and the related supplies and service required to operate this workstation.  We also earn revenues from sales of ancillary lines of small instruments and supplies.

      We make significant investments in research and development for new products and enhancements to existing products.  We fund our research and development primarily from internal sources, but we also receive partial funding from time to time under grants from the National Institute of Health and joint development projects with third parties.

      The following table summarizes total product technology expenditures for the periods indicated:

	Three Months Ended March 31,
	2003	2002

Research and development expense, net	$1,154,000	$1,010,000
Capitalized software development costs	144,000	289,000
Reimbursed costs for research and development grants and contracts	174,000	290,000
Total product technology expenditures	$1,472,000	$1,589,000

Results of Operations

      Comparison of Quarter Ended March 31, 2003 to Quarter Ended March 31, 2002

      Net revenues for the quarter ended March 31, 2003 decreased to $6.1 million from $6.7 million last year, a decrease of 9%.  Sales of IVD imaging systems decreased to  $584,000 from $1.1 million in the same period last year, a decrease of $551,000 or 49%.  This decline in IVD imaging system sales was expected and reflects a slowdown in orders for the current models of our urinalysis workstation as customers await the availability of our new upgraded iQ ™ 200 System.  The iQ200 is expected to be available for sale by the end of the second quarter of 2003. The failure to make a successful and timely transition to this upgraded model would have a material and adverse affect on future IVD imaging system sales. This is an inherent risk in any major upgrade to products in our industry.

Sales of IVD imaging system supplies and services increased to $4.1 million from $4.0 million, an increase of $139,000 or 3% over the same period last year, primarily due to the larger installed base of urinalysis workstations.  Sales of small instruments and supplies decreased $245,000 to $1.3 million, a decrease of 16%.  The decline is due primarily to decreased sales to two OEM customers.  Royalties and licensing revenues increased to $130,000 from $80,000 in the comparable period from the prior year.

      Revenues from the urinalysis segment totaled $4.8 million in the current period as compared to $5.2 million in the comparable period last year, a decrease of $362,000 or 7%.  This decrease is due to lower systems sales partially offset by higher supplies and services sales, as explained in the preceding paragraphs.   Revenues from the small instruments segment decreased $245,000 from the comparable period last year to $1.3 million.  This decline is due primarily to decreased sales of small instruments and supplies to two OEM customers.

      Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 138% in the current period as compared to 60% in the comparable period from last year. Lower production levels in the current period provided a smaller volume of product over which production overhead, which included significant start-up costs associated with the iQ200 System, could be absorbed. Other factors include low margin international sales of refurbished instruments; there were no international instrument sales in the year ago period, and an increase in our reserve for inventory obsolescence by 13% in the current period.  Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 36% for the current period as compared to 38% in the same period last year.  This decrease is primarily due to efficiencies in the manufacture of chemical reagents resulting from the improvements made to the production facilities over the past year. Cost of goods for small instruments and supplies as a percentage of sales of such products totaled 53% for the current period, as compared to 47% in the first quarter of last year.  This increase is due primarily to increased costs resulting from smaller production runs in the current period. The aggregate gross margin totaled 52% for the quarter ended March 31, 2003 as compared to 57% in the comparable period of the prior year.

      Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 47%, as compared to 42% in the first quarter of last year.  Cost of goods for small instruments as a percentage of revenues totaled 53% in the current period, as compared to 47% in the first quarter of the prior year.

      Marketing and selling expenses totaled $969,000, compared to $905,000 for the comparable prior year period, an increase of $64,000, or 7%.  This increase is due primarily to the addition of a senior sales management person as well as increased marketing efforts for our products.  Marketing and selling expenses as a percentage of net revenues were 16% in the quarter ended March 31, 2003, as compared to 13% in the same period last year.

      General and administrative expenses were $1.8 million, compared to $1.2 million in the comparable period in the prior year, an increase of $597,000 or 51%.  The increase is due primarily to non-recurring costs of $400,000 associated with the change in the Company's CEO, and includes $285,000 accrual for retirement benefits, duplicate salaries during the transition, and relocation costs. The balance of approximately $200,000 was due to increased legal and auditing fees, insurance premiums, investor relations and Board related expenses.  General and administrative expenses for the period as a percentage of net revenue were 29% as compared to 18% in the same period in the prior year.

      Net research and development expenses were $1.2 million for the quarter ended March 31, 2003, up $144,000 or 14% from the level of the first quarter of last year.  Net research and development expenses as a percentage of revenues were 19% in the quarter ended March 31, 2003, as compared to 15% in the same period in the prior year.  Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, were down $117,000 from the prior year to $1.5 million.  This decline was due primarily to a temporary reduction in the amount of work done under research and development grants and contracts. The continued high level of total product technology expenditures is due primarily to a major project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market; failure to complete this project on schedule could have a material and adverse effect on our business.  We expect our net research and development expenses to peak in the second quarter and then commence a gradual decline through the end of the year.

      For the quarter, the Company had a loss from operations of $732,000 as compared to a net income of $716,000 for the comparable quarter of the prior year, primarily as a result of lower profit margins and higher operating expenses in the current period.

      Interest expense decreased to $95,000 in the quarter ended March 31, 2003 from $181,000 in the comparable quarter of the prior year as a result of lower interest rates and reduced indebtedness.

      For the quarter ended March 31, 2003, urinalysis segment profits decreased to $222,000 from $867,000 in the comparable quarter of the prior year.  This decrease is attributable to lower profit margins and higher operating expenses in the current quarter.  Segment profits for the small instruments segment totaled $207,000, as compared to $429,000 in the comparable quarter of the prior year.  The decrease results from lower sales volume in that segment.  Unallocated corporate expenses totaled $1.2 million in the current period as compared to $746,000 in the same period last year. The increase in 2003 is due to the transitional and other expenses detailed previously.

      The income tax provision for the quarter ended March 31, 2003 was a benefit of $326,000, as compared to an expense of $220,000 in the quarter ended March 31, 2002 .  The change is a function of the taxable income or loss.

      Net income decreased to a loss of $488,000, or $0.04 per diluted share, for the quarter ended March 31, 2003, as compared to a profit of $330,000, or $0.03 per diluted share, for the same period of the prior year.

Contractual Obligations and Contingent Liabilities and Commitments

The following table aggregates the Company's expected contractual obligations and commitments subsequent to March 31, 2003 :

	Payments Due by Period (in Thousands)
Contractual Obligations	2003	2004	2005	2006	2007	Totals

Long term debt	$1,138	$1,000	$350	$350	$ 60	$2,898
Capital lease commitments	$ 46	$ 61	$ 40	$ 18	$ 3	$ 168
Operating lease commitments	$ 410	$ 523	$462	$428	--	$1,823

Total Contractual cash commitments	$1,594	$1,584	$852	$796	$ 63	$4,889

Liquidity and Capital Resources

      Cash and cash equivalents decreased to $1.3 million at March 31, 2003 from $2.3 million at December 31, 2002.   Operating activities resulted in a net use of cash in the amount of $218,000 for the three months ended March 31, 2003 as compared to net cash provided of $588,000 in the comparable period last year.  This decrease in cash provided by operations is due primarily to the net loss experienced in the current quarter.  Our primary source of liquidity is cash from operations, which depends on sales of our urinalysis workstations. We plan to begin selling the iQ200, our new, significantly upgraded model on a new operating platform by the end of the second quarter of 2003.  The failure to make a successful and timely transition to this upgraded model would have a material and adverse affect on workstation sales, and, consequently, our liquidity. This is an inherent risk in any major upgrade to products in our industry.

      During the first quarter of 2003, our working capital decreased by $2.0 million. This was primarily caused by the $1.0 million decrease in cash discussed above, along with a $366,000 decrease in accounts receivable, which was consistent with our reduced revenues, and a $485,000 reduction in the market value of our investment in Applied Imaging Corporation, which was primarily caused by weakness and volatility in the stock market.

      Cash used by investing activities totaled $663,000 for the three months ended March 31, 2003, as compared to $539,000 in the same period last year.  The increase is due to the increase in expenditures for property and equipment as part of our efforts to expand and upgrade our facilities, which more than offset the reduction in software development costs in the current period.

      Net cash used by financing activities totaled $172,000 and consisted primarily of principal payments made on the subordinated note, and net principal payments made on the term loans and revolving line of credit under our credit facility, partially offset by funds received from the exercise of stock options.  As of March 31, 2003, we owed $1.3 million on the term loans and $1.0 million on the revolving line of credit and were eligible to borrow an additional $2.5 million under the revolving credit line.

      We have an $8.0 million credit facility with California Bank and Trust which consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit.  The $500,000 term loan is payable in 60 equal monthly installments.  The $1.0 million term loan carries interest only for the first 12 months, followed by 48 months of equal principal payments plus interest.  The $6.5 million credit line matures in June 2004.  Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory.  The entire credit facility bears interest at the lender's prime rate, or the LIBOR rate plus 2.0%.

      We expect to continue to incur high levels of research and development expenditures in 2003.  We plan to fund these expenditures primarily with cash generated from operations.

      We reduced our outstanding debt by more than $300,000 in the first three months of 2003. Our scheduled principal payments total $1.5 million during the next twelve months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility will be sufficient to fund normal operations and pay principal and interest on outstanding debt for at least a year.

Critical Accounting Policies and Estimates

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

Income tax assets and liabilities . In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, our ability to use tax credit carryforwards and the effectiveness of our tax planning strategies in the various relevant jurisdictions. We are also subject to examination of our income tax returns for multiple years by the Internal Revenue Service and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Changes to our income tax provision or in the valuation of the deferred tax assets and liabilities may affect our annual effective income tax rate.

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

We May Face Interruption of Production and Services Due to Increased Security Measures in Response to Terrorism

      Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States , transportation, mail, financial and other services have been slowed or stopped altogether.  Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that may have been affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

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

      We have attempted to identify additional significant uncertainties and other factors affecting forward-looking statements in Exhibit 99 to our 2002 Annual Report on Form 10-K.  Stockholders should understand that the uncertainties and other factors identified in this Quarterly Report and in Exhibit 99 to the Annual Report are not a comprehensive list of all the uncertainties and other factors which may affect forward-looking statements.  We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors which could affect those statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

      There was no material change in the Company's exposure to market risk on March 31, 2003 as compared to its market risk exposure on December 31, 2002.   See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

            The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are adequate and effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Changes in Internal Controls

            The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, (2) to maintain accountability for assets, and (3) to ensure that access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for access is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

      We are not presently involved in any litigation.

Item 6.  Exhibits And Reports On Form 8-K.

      (a) Exhibits

Exhibit Number	Description	Reference Document
3.1(a)	Certificate of Incorporation, as amended	(1)
3.1(b)	Certificate of Designations of Series A Convertible Preferred Stock	(2)
3.1(c)	Certificate of Designations of Series B Callable Preferred Stock	(3)
3.1(d)	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
3.1(e)	Certificate of Amendment of Certificate of Incorporation
3.2	Restated Bylaws	(5)
4.1	Specimen of Common Stock Certificate	(6)
4.2	Certificate of Designations of Series A Convertible Preferred Stock	(2)
4.3	Certificate of Designations of Series B Callable Preferred Stock	(3)
4.4	Certificate of Designations, Preferences and Rights of Series C Preferred Stock	(4)
99.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Principal Executive Officer
99.2	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Principal Financial Officer

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

(3)     Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4)     Current Report on Form 8-K dated January 26, 2000.

(5)     Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)     Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 27, 1996 (File No. 333-002001).

      (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 2003

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

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

By

Principal Executive Officer

Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Kshitij Mohan, certify that:

1.  I have reviewed the10-Q of International Remote Imaging Systems, Inc. for the first quarter ended March 31, 2003;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 60 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

c)  presented in this quarterly annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

/s/ Kshitij Mohan

Kshitij Mohan

President and Chief Executive Officer

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

By

Principal Financial Officer

Regarding Facts and Circumstances Relating to Exchange Act Filings

I, John Y. Caloz, certify that:

1.  I have reviewed the10-Q of International Remote Imaging Systems, Inc. for the first quarter ended March 31, 2003;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 60 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

c)  presented in this quarterly annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

 /s/ John Y. Caloz

                                                                       John Y. Caloz

            Corporate Vice President, Finance, Chief Financial Officer and Secretary

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 2003

                                                                                      INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

                       By:  _________________________________

                             John Y. Caloz

                             Corporate Vice President, Finance,

                              Chief Financial Officer and Secretary