Form 10-Q
period 2003-06-30
INTERNATIONAL REMOTE IMAGING SYSTEMS INC /DE/
filed 2003-08-12
CIK 319240

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File No.
June 30, 2003	No. 1-9767

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2579751
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9172 Eton Avenue, Chatsworth, CA.	91311
(Address of principal executive offices)	(Zip Code)

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

            The registrant had 11,201,196 shares of common stock outstanding as of July 11, 2003.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.

INDEX TO FORM 10-Q

Three and Six Months Ended June 30, 2003

PART I
FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

Assets

	At June 30, 2003 (unaudited)	At December 31, 2002
Current assets:
Cash and cash equivalents	$ 1,290,830	$ 2,336,973
Accounts receivable, net of allowance for doubtful accounts of $271,466 in 2003 and $298,324 in 2002	3,817,800	4,312,965
Inventories	5,802,096	5,423,684
Prepaid expenses and other current assets	519,530	330,245
Investments available for sale	574,203	847,816
Deferred tax asset	998,663	998,663
Total current assets	13,003,122	14,250,346

Property and equipment, at cost, net of accumulated depreciation of $5,338,144 in 2003 and $5,050,140 in 2002	3,314,644	2,896,008
Goodwill	188,911	188,911
Software development costs, net of accumulated amortization of $1,545,007 in 2003 and 2002	2,187,299	1,907,782
Deferred tax asset	7,904,655	7,280,718
Loan to related party	--	125,000
Other assets	478,313	574,729
Total assets	$27,076,944	$27,223,494

Liabilities And Shareholders' Equity

Current liabilities:
Short-term borrowings	$ 2,000,000	$ 1,000,000
Current portion of long-term debt	1,465,397	1,383,192
Accounts payable	2,397,671	2,654,076
Accrued expenses	1,879,895	1,857,164
Deferred income - service contracts and other	1,140,788	910,515
Total current liabilities	8,883,751	7,804,947

Long term debt	1,098,109	1,862,276
Deferred income - service contracts and other	149,746	206,982
Total liabilities	10,131,606	9,874,205

Shareholders' equity:
Common stock, $.01 par value; Authorized: 50,000,000 shares Shares issued and outstanding: 2003 - 11,196,820 and 2002 - 10,844,990	111,967	108,448
Additional paid-in capital	42,459,659	41,891,355
Unearned compensation	(89,090)	(16,378)
Accumulated other comprehensive loss	(204,632)	(40,464)
Accumulated deficit	(25,332,566)	(24,593,672)
Total shareholders' equity	16,945,338	17,349,289
Total liabilities and shareholders' equity	$27,076,944	$27,223,494
_______________ The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended June 30,
2003	2002
Sales of IVD systems	$ 821,421	$1,299,940
Sales of IVD supplies and services	4,181,661	4,232,330
Sales of small instruments and supplies	1,438,398	1,283,950
Royalties and licensing revenues	__89,353	_ 175,946

Net revenues	6,530,833	6,992,166

Cost of goods - IVD systems	684,134	683,010
Cost of goods - IVD supplies and services	1,623,168	1,583,896
Cost of goods - small instruments and supplies	733,282	648,484

Cost of goods sold	3,040,584	2,915,390

Gross margin	3,490,249	4,076,776

Marketing and selling	1,220,789	1,115,531
General and administrative	1,271,129	1,207,503
Research and development, net	1,333,301	1,089,775

Total operating expenses	3,825,219	3,412,809

Operating income (loss)	(334,970)	663,967

Other income (expense):
Interest income	10,006	13,835
Interest expense	(92,450)	(126,959)
Other income	38	1,276
	________	________
Income (loss) before income taxes	(417,376)	552,119

Income tax provision (benefit)	(166,951)	220,848

Net income (loss)	$(250,425)	$331,271

Net income (loss) per common share - basic	$(0.02)	$0.03

- diluted	$(0.02)	$0.03

Weighted average number of common shares outstanding - basic	11,102,144	10,397,125
- diluted	11,102,144	11,734,898

     _______________
     The accompanying notes are an integral part of these consolidated financial statements.

 INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

For the six months ended June 30,
2003	2002
Sales of IVD systems	$ 1,405,713	$2,434,920
Sales of IVD supplies and services	8,311,877	8,223,646
Sales of small instruments and supplies	2,728,427	2,818,907
Royalties and licensing revenues	__218,956	_ 255,919

Net revenues	12,664,973	13,733,392

Cost of goods - IVD systems	1,490,375	1,367,520
Cost of goods - IVD supplies and services	3,097,764	3,105,057
Cost of goods - small instruments and supplies	1,419,139	1,372,905

Cost of goods sold	6,007,278	5,845,482

Gross margin	6,657,695	7,887,910

Marketing and selling	2,189,707	2,020,676
General and administrative	3,048,129	2,387,312
Research and development, net	2,487,325	2,100,145

Total operating expenses	7,725,161	6,508,133

Operating income (loss)	(1,067,466)	1,379,777

Other income (expense):
Interest income	23,038	28,985
Interest expense	(187,099)	(308,131)
Other income	38	1,276
	________	________
Income (loss) before income taxes	(1,231,489)	1,101,907

Income tax provision (benefit)	(492,596)	440,763

Net income (loss)	$(738,893)	$661,144

Net income (loss) per common share - basic	$(0.07)	$0.06

- diluted	$(0.07)	$0.06

Weighted average number of common shares outstanding - basic	11,028,098	10,362,743
- diluted	11,028,098	11,572,186

     _______________
     The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2003	2002
Operating activities:
Net income (loss)	$(738,893)	661,144
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:

Deferred taxes	(514,492)	405,171
Depreciation and amortization	417,137	486,764
Common stock and stock option compensation amortization	38,053	32,812
Changes in assets and liabilities:
Accounts receivable, net - trade and other	469,030	268,284
Service contracts, net	199,171	(32,526)
Inventories	(378,412)	(104,062)
Prepaid expenses and other current assets	(189,285)	(122,474)
Other assets	21,987	(161,329)
Accounts payable	(256,405)	(290,462)
Accrued expenses	48,974	(114,267)

Net cash provided (used) by operating activities	(883,135)	1,029,055

Investing activities:
Acquisition of property and equipment	(706,637)	(780,779)
Loan to related party	125,000	(125,000)
Software development costs	(279,517)	(436,442)

Net cash used by investing activities	(861,154)	(1,342,221)

Financing activities:
Borrowings under line of credit	4,500,000	2,000,000
Repayments of line of credit	(3,500,000)	(1,500,000)
Borrowings under term loan	--	1,500,000
Repayments of term loan	(153,169)	(2,449,999)
Repayment of notes payable	(583,500)	(583,500)
Payments of capital lease obligations	(26,243)	(16,715)
Issuance of common stock for cash	461,058	271,992
Net cash provided (used) in financing activities	698,146	(778,222)

Net decrease in cash and cash equivalents	(1,046,143)	(1,091,388)
Cash and cash equivalents at beginning of period	2,336,973	2,312,451

Cash and cash equivalents at end of period	$1,290,830	$1,221,063

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock, options and warrants in exchange for services	110,765	--
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 105,134	$ 165,393
Cash paid for income taxes	41,215	54,559

 ______________________
The accompanying notes are an integral part of these consolidated financial statements.

 INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the three months ended June 30,
	2003	2002

Net income (loss)	$(250,425)	$331,271

Unrealized gain (loss) on investments, net of taxes	127,172	124,724

Comprehensive income (loss)	$(123,253)	$455,995

	For the six months ended June 30,
	2003	2002

Net income (loss)	$(738,893)	$661,144

Unrealized gain (loss) on investments, net of taxes	(164,168)	60,121

Comprehensive income (loss)	$(903,061)	$721,265

 __________________
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Formation and Business of the Company.

      International Remote Imaging Systems, Inc., (collectively "IRIS" or the "Company") was incorporated in California in 1979 and reincorporated during 1987 in Delaware. International Remote Imaging Systems, Inc. and its subsidiaries design, develop, manufacture and market in vitro diagnostic ("IVD") equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy ("AIM") technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

2.   Summary of Significant Accounting Policies.

Basis of Presentation of Unaudited Interim Financial Statements:

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and 2002 and the results of its operations for the three and six month periods then ended. These financial statements should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Stock Based Compensation:

      The Company has adopted the disclosure only provisions of SFAS No. 148, "Accounting for Stock-Based Compensation." SFAS 148 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted. The Company accounts for stock-based awards to non-employees in accordance with SFAS 148. An expense is recognized for common stock, warrants or options issued or re-priced, for services rendered by non-employees based on the estimated fair value of the security exchanged.

      IRIS has adopted the disclosure only provisions of SFAS 148. If compensation expense for the stock options had been determined using "fair value" at the grant date for awards in the second quarter and first six months of 2003 and 2002, consistent with the provisions of SFAS 148, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended June 30,
	2003	2002
Net income (loss), as reported	$ (250,425)	$ 331,271
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	106,094	111,113
Pro forma net income (loss)	(356,519)	220,158
Income (loss) per basic share as reported	(0.02)	0.03
Income (loss) per basic share pro forma	(0.03)	0.02
Income (loss) per diluted share as reported	(0.02)	0.03
Income (loss) per diluted share pro forma	(0.03)	0.02

	For the Six Months Ended June 30,
	2003	2002
Net income (loss), as reported	$ (738,893)	$ 661,144
Deduct: total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	328,657	181,199
Pro forma net income (loss)	(1,067,550)	479,945
Income (loss) per basic share as reported	(0.07)	0.06
Income (loss) per basic share pro forma	(0.10)	0.05
Income (loss) per diluted share as reported	(0.07)	0.06
Income (loss) per diluted share pro forma	(0.10)	0.04

      Stock based employee compensation expense included in reported income, net of related tax effects was $10,618 and $8,787 in the second quarter of 2003 and 2002, respectively, and $22,832 and $19,687 in the first six months of 2003 and 2002, respectively.

      The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants and forfeitures of stock options.

Recent Accounting Pronouncements:

      In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not believe that the adoption of SFAS 149 has a material effect on the Company's financial position or results of operations.

      In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company does not currently have any such financial instruments and so is not currently affected by SFAS 150.

Reclassifications:

      Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

3.      Comprehensive Income.

      The Company's components of comprehensive income are net income (loss) and unrealized losses on investments.  The income tax effect allocated to the unrealized losses on available for sale securities for the three and six months ended June 30, 2003 was a provision of $84,781 and a benefit of $109,445, respectively.

      The following is a reconciliation of accumulated other comprehensive income (loss) balance for the three and six months ended June 30, 2003:

	Three months	Six months
Beginning balance	$(331,804)	$(40,464)
Current period change	127,172	(164,168)
Ending balance	$(204,632)	$(204,632)

4.      Inventories.

      Inventories are carried at the lower of cost or market on a first-in, first-out basis and consist of the following:

	At June 30, 2003	At December 31, 2002

Finished goods	$1,655,355	$1,972,320
Work-in-process	444,561	167,839
Raw materials, parts and sub-assemblies	4,635,079	4,081,424
	6,734,995	6,221,583
Reserved for obsolescence	(932,899)	(797,899)
Net inventories	$5,802,096	$5,423,684

5.    Related Party Transaction

       In April 2002, the Company made a $125,000 loan to Dr. John A. O'Malley, then the Chairman, CEO and President of the Company (and currently, the Chairman of the Board of the Company), in accordance with his employment agreement.  The loan bore interest at the rate of five percent per annum and had a term of five years.  In June 2003, Dr. O'Malley repaid the loan in full, including interest.

6.    Short-Term Borrowings and Notes Payable.

       The Company has an $8.0 million credit facility with California Bank and Trust, which consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan carried interest only for the first 12 months, followed by 48 months of equal principal payments plus interest, commencing in March, 2003. The $6.5 million credit line matures in June 2004.  Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility bears interest at the lender's prime rate (4.0% at June 30, 2003), or LIBOR rate plus 2.0%.

       The Company was not in compliance with certain of its debt covenants; however California Bank and Trust has issued a waiver and executed a forbearance agreement with the Company relieving it of compliance with these certain debt covenants through September 30, 2003. As part of that agreement, the Company has agreed to maintain a minimum excess borrowing availability of $1.0 million under its line of credit.

      At June 30, 2003, the outstanding amounts under the Company's credit facility consist of $358,000 under the first term loan, $896,000 under the second term loan and $2.0 million under the revolving line of credit. An additional $791,000 was available under the line of credit at that date, after allowing for the $1.0 million minimum excess borrowing availability requirement mentioned above.

      At June 30, 2003, the outstanding principal balance on the unsecured Subordinated Note Payable was $1.4 million.  The note is payable in monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bears interest at the prime rate (4.0% on June 30, 2003) plus 2.0% and matures on July 31, 2004.

7.   Capital Stock.

Stock and Stock Option Issuances:

      During the six months ended June 30, 2003, the Company (i) issued 344,517 shares of common stock from the exercise of options, (ii) issued options to purchase 215,000 shares of common stock under the Company's stock option plans, (iii) issued options to purchase 290,000 shares of common stock under special inducement grants and (iv) cancelled options to purchase 55,334 shares of common stock.  At June 30, 2003, options to purchase 2,780,859 shares of common stock were issued and outstanding under the Company's stock options plans and special inducement grants. The outstanding options expire by the end of 2012.  The exercise price for these options ranges from $0.69 to $4.38 per share. At the Company's annual meeting in June 2003, shareholders approved a 1.0 million share increase in the number of shares available for future grants under the Company's 1998 Stock Option Plan. At June 30, 2003, there were 1,003,568 shares of common stock available for the granting of future options under all of the Company's stock option plans.

Warrants:

      During the six months ended June 30, 2003, the Company issued warrants to purchase 34,722 shares of common stock. As of June 30, 2003, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date
853,040	$1.90	July 31, 2004
50,000	2.13	October 31, 2005
45,045	2.22	October 1, 2006
34,722	1.92	October 1, 2007

8.   Income Taxes.

      The income tax provision for the six month period ended June 30, 2003 was a benefit of $492,596 as compared to an expense of $440,763 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

      Realization of deferred tax assets associated with Net Operating Losses (NOL) and tax credit carry forwards is dependent upon generating sufficient taxable income prior to their expiration.  Management believes that there is a risk that certain of these NOL and credit carryforwards may expire unused and accordingly, has established a valuation reserve against them.  Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable income or alternative tax strategies.  However, the net deferred tax assets could be reduced in the near term if management's estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are not available.  The Company will continue to review its valuation allowances and make adjustments, if necessary.  Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's NOL generated prior to the ownership change would be subject to an annual limitation.  If this occurred, a further adjustment of the valuation allowance would be necessary.

9.   Earnings Per Share (EPS).

      The computation of per share amounts for the three and six months ended June 30, 2003 and 2002 is based on the average number of common shares outstanding for the period.  Options and warrants to purchase 3,763,666 and 357,430 shares of common stock outstanding during the three months and six months ended June 30, 2003 and 2002, respectively, were not considered in the computation of diluted EPS because their inclusion would have been antidilutive.

      The following is a reconciliation of shares used in computing basic and diluted earnings per share amounts.

	Three Months Ended
	June 30, 2003	June 30, 2002
Weighted average number of shares - basic	11,102,144	10,397,125

Effects of Dilutive Securities Options Warrants Preferred Stock	_________	675,876 423,525 238,372

Weighted average number of shares - diluted	11,102,144	11,734,898

	Six Months Ended
	June 30, 2003	June 30, 2002
Weighted average number of shares - basic	11,028,098	10,362,743

Effects of Dilutive Securities Options Warrants Preferred Stock	_________	608,577 349,846 251,020

Weighted average number of shares - diluted	11,028,098	11,572,186

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

      The tables below present information about reported segments for the three and six month periods ended June 30, 2003 and 2002:

      Three Months Ended June 30, 2003:

	Urinalysis	Small Instruments	Unallocated Corporate Expenses	Total

Revenues	$5,092,435	$1,438,398	--	$6,530,833

Interest income	$9,868	$138	--	$10,006

Interest expense	$2,162	--	$90,288	$92,450

Depreciation and amortization	$190,347	$21,636	$19,104	$231,087

Segment profit (loss)	$60,599	$203,933	$(681,908)	$(417,376)

Segment assets	$15,949,708	$2,223,918	$8,903,318	$27,076,944

Investment in long-lived assets	$315,855	$6,801	--	$322,656

      Three Months Ended June 30, 2002:

	Urinalysis	Small Instruments	Unallocated Corporate Expenses	Total

Revenues	$5,608,216	$1,383,950	--	$6,992,166

Interest income	$13,386	$449	--	$13,835

Interest expense	$1,462	--	$125,497	$126,959

Depreciation and amortization	$210,436	$20,764	$13,200	$244,400

Segment profit (loss)	$912,771	$346,293	$(706,945)	$552,119

Segment assets	$15,438,985	$2,202,596	$8,403,935	$26,045,516

Investment in long-lived assets	$669,374	$8,988	--	$678,362

Six Months Ended June 30, 2003:

	Urinalysis	Small Instruments	Unallocated Corporate Expenses	Total

Revenues	$9,936,546	$2,728,427	--	$12,664,973

Interest income	$22,645	$393	--	$23,038

Interest expense	$4,496	--	$182,603	$187,099

Depreciation and amortization	$371,914	$43,870	$39,406	$455,190

Segment profit (loss)	$282,365	$410,733	$(1,924,587)	$(1,231,489)

Investment in long-lived assets	$954,708	$31,446	--	$986,154

Six Months Ended June 30, 2002:

	Urinalysis	Small Instruments	Unallocated Corporate Expenses	Total

Revenues	$10,814,485	$2,918,907	--	$13,733,392

Interest income	$28,272	$713	--	$28,985

Interest expense	$3,026	--	$305,105	$308,131

Depreciation and amortization	$448,136	$41,528	$29,912	$519,576

Segment profit (loss)	$1,780,002	$774,901	$(1,452,996)	$1,101,907

Investment in long-lived assets	$1,200,244	$16,977	--	$1,217221

Long-lived assets were all located in the United States and totaled $6,169,167 at June 30, 2003, and $5,567,430 at December 31, 2002.

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

      The following table summarizes total product technology expenditures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Research and development expense, net	$1,333,000	$1,090,000	$2,487,000	$2,100,000
Capitalized software development costs	136,000	147,000	280,000	436,000
Reimbursed costs for research and development grants and contracts	169,000	193,000	343,000	483,000
Total product technology expenditures	$1,638,000	$1,430,000	$3,110,000	$3,019,000

Results of Operations

      Comparison of Quarter Ended June 30, 2003 to Quarter Ended June 30, 2002

      Net revenues for the quarter ended June 30, 2003 decreased to $6.5 million from $7.0 million last year, a decrease of 7%.  Sales of IVD imaging systems decreased to  $821,000 from $1.3 million in the same period last year, a decrease of $479,000 or 37%.  This decline in IVD imaging system sales was expected and reflects a slowdown in orders for the current models of our urinalysis workstation as customers await the availability of our new iQä200 System.  The iQ200 is expected to be available for sale early in the third quarter of 2003. The failure to make a successful and timely transition to this new product  would have a material and adverse affect on future IVD imaging system sales. This is an inherent risk in any major launch of a new product in our industry. However, the iQ200 System has been shipped to Beta sites; in addition, the company had an order backlog of over 25 units of the IQ200 as at June 30, 2003.

      Sales of IVD imaging system supplies and services were $4.2 million in the quarter, approximately the same as last year.  Sales of small instruments and supplies increased $154,000 to $1.4 million, an increase of 12%.  The increase is due to increased sales to a major OEM customer, addition of a new clinical distributor in the US and increased service revenue from new service agreements.  Royalties and licensing revenues decreased to $89,000 from $176,000 in the comparable period from the prior year. This decrease was primarily due to the fact that our Statspin subsidiary did not receive any royalties in the current period, having received a one-time royalty of $100,000 in the year ago period.

      Revenues from the urinalysis segment totaled $5.1 million in the current period as compared to $5.6 million in the comparable period last year, a decrease of $516,000 or 9%.  This decrease is due to lower systems sales.   Revenues from the small instruments segment increased $54,000 from the comparable period last year to $1.4 million.  This increase is due primarily to increased sales of parts and service in that segment, which more than offset the $100,000 decline in royalties mentioned above.

      Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 83% in the current period as compared to 53% in the comparable period from last year. This large increase is due to a number of factors. Our lower production levels in the current period provided a smaller volume of product over which production overhead could be absorbed. Also, a portion of the current quarter's sales were low margin international sales of some refurbished instruments, whereas there were no international instrument sales in the year ago period. Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 39% for the current period as compared to 37% in the same period last year.  Cost of goods for small instruments and supplies as a percentage of sales of such products totaled 51% for the current period, unchanged from the second quarter of last year.  The aggregate gross margin totaled 53% for the quarter ended June 30, 2003 as compared to 58% in the comparable period of the prior year.

      Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 45%, as compared to 40% in the second quarter of last year.  Cost of goods for the small instruments segment as a percentage of revenues totaled 51% in the current period, as compared to 47% in the second quarter of the prior year.  The prior year period's cost of goods percentage shows the effect of the one time $100,000 royalty received in that period.

      Marketing and selling expenses totaled $1.2 million, compared to $1.1 million for the comparable prior year period, an increase of $105,000, or 9%.  This increase is due primarily to the addition of a senior sales management person in anticipation of the launch of our new urinalysis workstation, as well as increased marketing efforts for our products.  Marketing and selling expenses as a percentage of net revenues were 19% in the quarter ended June 30, 2003, as compared to 16% in the same period last year.

      General and administrative expenses were $1.3 million, compared to $1.2 million in the comparable period in the prior year, an increase of $64,000 or 5%.  The increase in 2003 is due to increased insurance premiums, auditing fees and salary increases to management and staff.  General and administrative expenses for the period as a percentage of net revenue were 19% as compared to 17% in the same period in the prior year.

      Net research and development expenses were $1.3 million for the quarter ended June 30, 2003, up $244,000 or 22% from the level of the second quarter of last year.  Net research and development expenses as a percentage of revenues were 20% in the quarter ended June 30, 2003, as compared to 16% in the same period in the prior year.  Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, were up $208,000 from the prior year to $1.6 million.  The continued high level of total product technology expenditures is due primarily to the iQ200 project, begun in 1999. We believe that this project is important to maintaining our competitive position in the urinalysis market; failure to complete this project on schedule could have a material and adverse effect on our business.  We expect our net research and development expenses to commence a gradual decline through the rest of the year.

      The operating loss for the quarter ended June 30, 2003 was $335,000 as compared to income of $664,000 in the comparable quarter of the prior year, primarily as a result of lower sales, lower profit margins and higher operating expenses in the current period.

      Interest expense decreased to $92,000 in the quarter ended June 30, 2003 from $127,000 in the comparable prior year period, as a result of lower interest rates and reduced indebtedness.

      For the quarter ended June 30, 2003, urinalysis segment profits decreased to $61,000 from $913,000 in the comparable quarter of the prior year.  This decrease is attributable to lower sales, under-absorbed manufacturing overhead and higher operating expenses in the current quarter.  Segment profits for the small instruments segment totaled $204,000, as compared to $346,000 in the comparable quarter of the prior year.  The decrease results from lower sales volume in that segment, particularly the reduced royalty revenue.  Unallocated corporate expenses totaled $682,000 in the current period as compared to $707,000 in the same period last year.

      The income tax provision for the quarter ended June 30, 2003 was a benefit of $167,000, as compared to an expense of $221,000 in the quarter ended June 30, 2002.  The change is a function of the taxable income or loss.

      The net loss was $250,000, or $0.02 per diluted share, for the quarter ended June 30, 2003, as compared to a profit of $331,000, or $0.03 per diluted share, for the same period of the prior year.

 Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

      Net revenues for the six months ended June 30, 2003 decreased to $12.7 million from $13.7 million last year, a decrease of 8%.  Sales of IVD imaging systems decreased to  $1.4 million from $2.4 million in the same period last year, a decrease of $1.0 million or 42%.  This decline in IVD imaging system sales was expected and reflects a slowdown in orders for the current models of our urinalysis workstation as customers await the availability of our new upgraded iQ200 System.  The iQ200 is expected to be available for sale early in the third quarter of 2003. The failure to make a successful and timely transition to this upgraded model would have a material and adverse affect on future IVD imaging system sales. This is an inherent risk in any major upgrade to products in our industry.

      Sales of IVD imaging system supplies and services increased to $8.3 million from $8.2 million, an increase of $88,000 or 1% over the same period last year, primarily due to the larger installed base of urinalysis workstations.  Sales of small instruments and supplies decreased $90,000 to $2.7 million, a decrease of 3%.  The decline is due primarily to decreased sales to two OEM customers in the first quarter.  Royalties and licensing revenues decreased to $219,000 from $256,000 in the comparable period from the prior year.

      Revenues from the urinalysis segment totaled $9.9 million in the current period as compared to $10.8 million in the comparable period last year, a decrease of $878,000 or 8%.  This decrease is due to lower systems sales partially offset by higher supplies and services sales, as explained in the preceding paragraphs.   Revenues from the small instruments segment decreased $190,000 from the comparable period last year to $2.7 million.  This decline is due primarily to decreased sales of small instruments and supplies to two OEM customers in the first quarter, as well as a decline in royalty revenue.

Cost of goods for IVD systems as a percentage of sales of IVD imaging systems totaled 106% in the current period as compared to 56% in the comparable period from last year. This large increase is due to a number of factors. Our lower production levels in the current period provided a smaller volume of product over which production overhead could be absorbed, as well as costs associated with training and non-recurring start-up costs related to the production of the new iQ200. Also, a large portion of this period's sales were low margin international sales of some refurbished instruments, where as there were no international instrument sales in the year ago period.  We also increased our reserve for inventory obsolescence by 13% in the six month period which further contributed to the increase in this sector's cost of goods.  Cost of goods for IVD imaging system supplies and services as a percentage of sales of such products was 37% for the current period as compared to 38% in the same period last year.  This decrease is primarily due to efficiencies in the manufacture of chemical reagents resulting from the improvements made to the production facilities over the past year. Cost of goods for small instruments and supplies as a percentage of sales of such products totaled 52% for the current period, as compared to 49% in the first six months of last year.  This increase is due primarily to increased costs resulting from smaller production runs in the current period. The aggregate gross margin totaled 53% for the six months ended June 30, 2003 as compared to 57% in the comparable period of the prior year.

      Cost of goods sold as a percentage of revenues from the urinalysis segment totaled 46%, as compared to 41% in the first six months of last year.  Cost of goods for small instruments as a percentage of revenues totaled 52% in the current period, as compared to 47% in the first six months of the prior year.

            Marketing and selling expenses totaled $2.2 million, compared to $2.0 million for the comparable prior year period, an increase of $169,000, or 8%.  This increase is due primarily to the addition of a senior sales management person as well as increased marketing efforts for our products.  Marketing and selling expenses as a percentage of net revenues were 17% in the six months ended June 30, 2003, as compared to 15% in the same period last year.

General and administrative expenses were $3.0 million, compared to $2.4 million in the comparable period in the prior year, an increase of $661,000 or 28%.  The increase is due primarily to non-recurring costs of $400,000 associated with the change in the Company's CEO, and includes a $285,000 accrual for retirement benefits, duplicate salaries during the transition, and relocation costs. The balance of approximately $200,000 was due to increased legal and auditing fees, insurance premiums and investor relations expensesGeneral and administrative expenses for the period as a percentage of net revenue were 24% as compared to 17% in the same period in the prior year.

      Net research and development expenses were $2.5 million for the six months ended June 30, 2003, up $387,000 or 18% from the level of the first six months of last year.  Net research and development expenses as a percentage of revenues were 20% in the six months ended June 30, 2003, as compared to 15% in the same period in the prior year.  Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, were up $91,000 from the prior year to $3.1 million.  The continued high level of total product technology expenditures is due primarily to the major iQ200 project begun in 1999 to improve our urinalysis workstation product line. We believe that this project is important to maintaining our competitive position in the urinalysis market; failure to complete this project on schedule could have a material and adverse effect on our business.  We expect our net research and development expenses to commence a gradual decline through the rest of the year.

      Operating income for the six months ended June 30, 2003 was a loss of  $1.1 million as compared to income of $1.4 million in the comparable period of the prior year, primarily as a result of lower sales, lower profit margins and higher operating expenses in the current period.

      Interest expense decreased to $187,000 in the six months ended June 30, 2003 from $308,000 in the comparable period of the prior year as a result of lower interest rates and reduced indebtedness.

For the six months ended June 30, 2003, urinalysis segment profits decreased to $282,000 from $1.8 million in the comparable period of the prior year.  This decrease is attributable to lower sales, underabsorbed manufacturing overhead and higher operating expenses in the current period.  Segment profits for the small instruments segment totaled $411,000, as compared to $775,000 in the comparable period of the prior year.  The decrease results from lower sales volume in that segment.  Unallocated corporate expenses totaled $1.9 million in the current period as compared to $1.5 million in the same period last year. The increase in 2003 is due to the transitional and other expenses detailed previously.

      The income tax provision for the six months ended June 30, 2003 was a benefit of $493,000, as compared to an expense of $441,000 in the six months ended June 30, 2002.  The change is a function of the taxable income or loss.

      Net income decreased to a loss of $739,000, or $0.07 per diluted share, for the six months ended June 30, 2003, as compared to a profit of $661,000, or $0.06 per diluted share, for the same period of the prior year.

Contractual Obligations and Contingent Liabilities and Commitments

The following table aggregates the Company's expected contractual obligations and commitments subsequent to June 30, 2003:

	Payments Due by Period (in Thousands)
Contractual Obligations	2003	2004	2005	2006	2007	Totals

Long term debt	$758	$1,000	$350	$350	$60	$2,518
Capital lease commitments	$31	$61	$40	$18	$3	$153
Operating lease commitments	$273	$523	$462	$428		$1,686

Total Contractual cash commitments	$1,062	$1,584	$852	$796	$63	$4,357

Liquidity and Capital Resources

            The Company's primary source of liquidity is cash from operations, which depends not only on sales of our urinalysis workstations, but also on the sales of related supplies and services. Shipment of our new automated, benchtop iQ200 urinalysis system, the first fully-automated system capable of performing both chemistry and microscopy in a walk-away system, is expected to commence in the early part of the third quarter of 2003.  The success of this launch will depend on acceptance by the market, and failure to achieve this objective would have a material and adverse affect on workstation sales, and, consequently, our liquidity. This is an inherent risk in any major upgrade to products in our industry.

Historically, cash from operations, credit terms from vendors and bank borrowing have met the Company's liquidity needs. Management believes that these sources should be sufficient to fund currently anticipated cash requirements for the foreseeable future.

      Cash and cash equivalents decreased to $1.3 million at June 30, 2003 from $2.3 million at December 31, 2002.  Operating activities resulted in a net use of cash in the amount of $883,000 for the six months ended June 30, 2003 as compared to net cash provided of $1.0 million in the comparable period last year.  This decrease in cash provided by operations is due primarily to the net loss incurred in the current period.

      During the first six months of 2003, our working capital decreased by $2.3 million. This was caused by the $883,000 decrease in cash discussed above, $1.0 million of additional borrowings under our line of credit, a $379,000 increase in inventory consistent with the beginning of production of the iQ200 and a $274,000 reduction in the market value of our investment in Applied Imaging Corporation, which was primarily caused by weakness and volatility in the stock market.

      Cash used by investing activities totaled $861,000 for the six months ended June 30, 2003, as compared to $1.3 million in the same period last year.  The decrease is due to the decrease in expenditures for property and equipment and software development from prior year levels. Our effort to expand and upgrade our facilities is largely complete and, the software development connected with the development of the iQ200 is also nearing completion.

      Net cash provided by financing activities totaled $698,000 and consisted primarily of additional borrowings of $1.0 million under our line of credit and funds received from the exercise of stock options, partially offset by principal payments made on the subordinated note, and the term loans under our credit facility.  As of June 30, 2003, we owed $1.3 million on the term loans and $2.0 million on the revolving line of credit and were eligible to borrow an additional $791,000 under the revolving credit line.

      We have an $8.0 million credit facility with California Bank and Trust which consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit.  The $500,000 term loan is payable in 60 equal monthly installments.  The $1.0 million term loan carried interest only for the first 12 months, followed by 48 months of equal principal payments plus interest, commencing in March, 2003.  The $6.5 million credit line matures in June 2004.  Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. The Company obtained a forbearance agreement with the bank, relieving it of compliance with certain debt covenants through September 30, 2003. As part of that agreement, the Company has agreed to maintain a certain minimum excess borrowing availability under its line of credit. The Company is expected to re-negotiate its debt covenants before the end of the year. The entire credit facility bears interest at the lender's prime rate, or the LIBOR rate plus 2.0%.

      We expect to continue to incur high levels of research and development expenditures in 2003.  We plan to fund these expenditures primarily with cash generated from operations.

      Although we borrowed an additional $1.0 million under the line of credit, we reduced our outstanding long term debt by more than $600,000 in the first six months of 2003. Our scheduled principal payments total $1.5 million during the next twelve months. We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility will be sufficient to fund normal operations and pay principal and interest on outstanding debt for at least a year.

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

Risk Factors

In evaluating the Company, various risk factors and other information should be carefully considered. The risks and uncertainties described below are not the only ones that impact the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have an adverse impact on us. Among other things, this discussion contains forward-looking statements that are based on certain assumptions about future risks and uncertainties. We believe that our assumptions are reasonable. Nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, our actual results will probable differ from the outcomes contained in any forward-looking statements. These differences could be material. Factors that could cause or contribute to such differences include, among other things, those discussed below, as well as those discussed elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Our success depends largely on sales of laboratory instruments.

            Historically, we derived most of our revenues from the sale of urinalysis workstations.  Relatively modest declines in unit sales or gross margins for this product line could diminish our revenues and profits.

We are launching a new urinalysis system later this year based on a new operating platform.

 This transition is both in response to the changing market needs and to the technical obsolescence of key components in our current product design. We have made end of life buys for many of these components and have initiated sustaining engineering projects to identify alternative sources for others. Our ability to build new systems of the old design is finite. The failure to successfully and timely complete this transition to the new workstation would have an adverse affect on new system sales. As with any new platform introduction, the desirability of the older system will fall off and our ability to move the remaining inventory may become problematic.

We rely on some single-source suppliers for key components of our instruments, and if any of these suppliers discontinue production of these components, or we are unable to replace unavailable components, it could harm our business.

            Certain key components of our instruments are manufactured by single-source suppliers.  For example, Roche Diagnostics is the sole source for our proprietary CHEMSTRIP/IRIStrip urine test strips and related urine test strip readers, both used in certain models of our urinalysis workstations.  Any of our single-source suppliers could encounter production problems.  If any single-source supplier has an interruption in its production or discontinues a key component, the volume of our instrument sales could be diminished and could harm our business, financial condition and operating results.

            Roche Diagnostics has exercised their right to terminate in 2003 the contracts relating to the supply of CHEMSTRIP/IRIStrip urine test strips and related urine test strip reader.  Roche will continue to supply test strips and replacement readers to our installed base of workstations for six years after termination of these contracts, but they will not supply strips or readers for new workstation placements.  We believe that we can successfully phase out their strips and readers with introduction of our new iQ200 interruption in the sale of our workstations.  However, the failure to successfully and timely complete this task would have a material adverse affect on our instrument sales and the revenue growth for system supplies and service.

            In the past, single-source suppliers have discontinued their production of key components and we have successfully replaced those discontinued components with satisfactorily replacements components.  However, if we are unable to replace unavailable components in the future, we are likely to experience a decrease in instrument sales.

The intensifying competition we face from both established entities and new entries in the market may adversely affect our revenues and profitability.

            There are many companies with active research and development programs both in and outside of the clinical laboratory imaging systems field.  Many of these companies have considerable experience in areas of competing interest to us.  Additionally, we cannot determine if other firms are conducting potentially competitive research, which could result in the development and introduction of products that are either comparable or superior to the products we sell.  Specifically, if a competitor introduces a new product that is comparable or superior to any model of our urinalysis workstation, then our unit sales or gross margins could be diminished.  This in turn could have a material adverse effect on our overall financial condition and operations.  Further, new product introductions, product enhancements and the use of other technologies by our competitors could lead to a loss of market acceptance and cause a decline in sales or gross margins.

Our success depends on our ability to attract, retain and motivate management and other skilled employees.

            Our success depends in significant part upon the continued services of key management and skilled personnel.  Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, our industry.  We do not have employment agreements with most of our key employees.  However, we generally enter into agreements with our employees regarding patents, confidentiality and related matters.  We do not maintain life insurance polices on our employees.  Our loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on our instrument sales and our ability to maintain our technological edge.  We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

Any failure to successfully introduce our future products and systems into the market could adversely affect our business.

            The commercial success of our future products and systems depends upon their acceptance by the medical community.  Our future product plans include capital-intensive laboratory instruments.  We believe that these products can significantly reduce labor costs, improve precision and offer other distinctive benefits to the medical research community.  However, there is often market resistance to products that require significant capital expenditures or which eliminate jobs through automation.  We can make no assurance that the market will accept our future products and systems, or that sales of our future products and systems will grow at the rates expected by our management.

If we fail to meet changing demands of technology, we may not continue to be able to compete successfully with our competitors.

            The market for our products and systems is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements.  Our future success depends upon our ability to introduce new products that keep pace with technological developments, enhance current product lines and respond to evolving customer requirements.  Our failure to meet these demands could result in a loss of our market share and competitiveness and could harm our revenues and results of operations.

Any failure or inability to protect our technology and confidential information could adversely affect our business.

       Patents.  Our commercial success depends in part on our ability to protect and maintain our automated intelligent microscopy (or AIM) and other proprietary technology.  We have received patents with respect to portions of the technologies of AIM.  However, ownership of technology patents may not insulate us from potentially damaging competition.  Patent litigation relating to clinical laboratory instrumentation patents (like the ones we own) often involves complex legal and factual questions.  Therefore, we can make no assurance that claims under patents currently held by us, or our pending or future patent applications, will be sufficiently broad to adequately protect what we believe to be our proprietary rights.  Additionally, one or more of our patents could be circumvented by a competitor.  We believe that our proprietary rights do not infringe upon the proprietary rights of third parties.  However, third parties may assert infringement claims against us in the future.  If we are unsuccessful in our defense against any infringement claim our patents, or patents in which we have licensed rights, may be held invalid and unenforceable.

       Trade Secrets.  We have trade secrets, unpatented technology and proprietary knowledge related to the sale, promotion, operation, development and manufacturing of our products.  We generally enter into confidentiality agreements with our employees and consultants.  However, we cannot guarantee that our trade secrets, unpatented technology or proprietary knowledge will not become known or be independently developed by competitors.  If any of this proprietary information becomes know to third parties, we may have no practical recourse against these parties.

       Copyrights.  We claim copyrights in our software and the ways in which it assembles and displays images.  We also claim trademark rights in the United States and other foreign countries.  However, we can make no assurance that we will be able to obtain enforceable copyright and trademark protection, nor that this protection will provide us a significant commercial advantage.

       Potential litigation expenses.  Offensive or defensive litigation regarding patent and other intellectual property rights could be time-consuming and expensive.  Additionally, litigation could demand significant attention from our technical and management personnel.  Any change in our ability to protect and maintain our proprietary rights could materially and adversely affect our financial condition and results of operations.

We operate in a consolidating industry which creates barriers to our market penetration.

      The healthcare industry in recent years has been characterized by consolidation.  Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once.  Large suppliers can often equip an entire laboratory and offer these hospital chains and groups one-stop shopping for laboratory instruments, supplies and service.  Larger suppliers also typically offer annual rebates to their customers based on the customer's total volume of business with the supplier.  The convenience and rebates offered by these large suppliers are administrative and financial incentives that we do not offer our customers.  Our plans for further market penetration in the urinalysis market will depend in part on our ability to overcome these and any new barriers resulting from continued consolidation in the healthcare industry.

Since we operate in the medical technology industry, our products are subject to government regulation that could impair our operations.

            Most of our products are subject to stringent government regulation in the United States and other countries.  These regulatory processes can be lengthy, expensive and uncertain.  Additionally, securing necessary clearances or approvals may require the submission of extensive official data and other supporting information.  Our failure to comply with applicable requirements could result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices, or criminal prosecution.  If any of these things occur, they could harm our business.  Changes in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement of these laws, could also materially and adversely affect our business.

Changes in government regulation of the healthcare industry could adversely affect our business.

            Federal and state legislative proposals are periodically introduced or proposed that would affect major changes in the healthcare system, nationally, at the state level or both.  Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other third-party payors could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis.  Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our industry or our business.

We are subject to anti-takeover provisions in our charter that could delay or prevent an acquisition of our company, even if such an acquisition would be beneficial to our stockholders.

            Certain provisions of our certificate of incorporation, our bylaws and Delaware law could, together or separately, delay or prevent a third party from acquiring us, even if doing so might be beneficial to our stockholders.  These provisions may also limit the price that investors might be willing to pay for shares of our common stock.  Some of these provisions:

  establish a classified board of directors;
  authorize the issuance of preferred stock with rights and privileges which could be senior to the common stock, without prior stockholder approval;
  limit the right of stockholders to call a special meeting of stockholders; and
  prohibit stockholder action by written consent.

Additionally, in December 1999, the Board of Directors of IRIS approved and adopted a shareholders rights plan.  Under the terms of the plan, each share of common stock now includes the right to purchase shares of a new Series C Preferred Stock under certain circumstances.  Each share of Series C Preferred Stock has be the economic equivalent of 1,000 shares of IRIS Common Stock.    The rights will be exercisable only if a person or group acquires 20% or more of the IRIS Common Stock, or announces a tender offer for 20% or more of the IRIS Common Stock, without board approval.  If the rights are triggered, all stockholders (except the hostile party) will be entitled to purchase shares of the Series C Preferred Stock at a price based on a substantial discount from the market price of the IRIS Common Stock.  The Board of Directors may terminate the plan at any time or redeem the rights prior to their becoming exercisable.

            We also are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested stockholder" for a period of three years following the date that such stockholder became an interested stockholder.

Defective products may subject us to liability.

            Our products are used to gather information for medical decisions and diagnosis.  Accordingly, the manufacture and sale of our products entails an inherent risk of product liability arising from an inaccurate, or allegedly inaccurate, test result.  We currently maintain product liability insurance coverage for up to $1.0 million per incident and up to an aggregate of $2.0 million per year.  We also currently maintain a product liability umbrella policy for coverage of claims aggregating more than $10.0 million.  Although management believes this liability coverage is sufficient protection against future claims, there can be no assurance of the sufficiency of these policies.  We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums; however, we cannot guarantee that this will continue to be the case.  In addition, any failure to comply with Federal Drug Administration regulations governing manufacturing practices could hamper our ability to defend against product liability lawsuits.

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

We May Face Interruption of Production and Services Due to Increased Security Measures in Response to Terrorism

      Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists' activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether.  Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that may have been affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

Forward-Looking Statements

      This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views about future events and financial results.  We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words.  Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement.  These uncertainties and other factors include, among other things, unexpected technical and marketing difficulties inherent in major product development efforts such as our current project to improve our urinalysis workstation product line, the potential need for changes in our long-term strategy in response to future developments, future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by our products, rapid technological change in the microelectronics and software industries, and increasing competition from imaging and non-imaging based in-vitro diagnostic products.

       Stockholders should understand that the uncertainties and other factors identified in this Quarterly Report and in Exhibit 99 to the Annual Report are not a comprehensive list of all the uncertainties and other risk factors which may affect forward-looking statements.  We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors which could affect those statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

      There was no material change in the Company's exposure to market risk on June 30, 2003 as compared to its market risk exposure on December 31, 2002.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objections is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      We held our annual meeting of stockholders on June 12, 2003. At the meeting, our stockholders voted on the following matters:

1.       Election of two Class 1 Directors.  The stockholders re-elected Mr. Stephen M. Besbeck and Dr. Richard G. Nadeau as the Class 1 Directors. Mr. Besbeck received 9,033,624 votes for re-election and 187,148 votes were withheld. Dr. Nadeau received 8,850,919 votes for re-election and 369,853 votes were withheld.

2.       Amendment to the 1998 Stock Option Plan.  The stockholders approved an amendment to the Company's 1998 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,900,000 to 2,900,000. The voting results were 4,194,525 votes for, 684,139 against, 76,874 votes abstaining and there were 4,265,234 broker non-votes.

3.       Ratification of Appointment of Independent Auditors.  The stockholders ratified the reappointment of the accounting firm of BDO Seidman, LLP as independent auditors for the Company for 2003. The voting results were 9,078,708 votes for, 94,646 against and 47,418 votes abstaining.

Item 6.  Exhibits And Reports On Form 8-K.

      (a) Exhibits

Exhibit Number	Description	Reference Document
10.9(e)	Compensation Policy for Non-Employee Directors
32	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Principal Executive Officer and Principal Financial Officer
31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By the Principal Executive Officer regarding the Facts and Circumstances related to the Exchange Act Filings
31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By the Principal Financial Officer regarding the Facts and Circumstances related to the Exchange Act Filings

      (b) Reports on Form 8-K

                  The Company filed one Current Report on Form 8-K during the quarter ended June 30, 2003. On May 13, 2003, the Company filed a Form 8-K reporting an Item 9 Regulation FD Disclosure, specifically the issuance of a press release on that date.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2003	INTERNATIONAL REMOTE IMAGING SYSTEMS, INC.
By: /s/ John Caloz John Caloz Corporate Vice President, Finance And Chief Financial Officer