Form 10-K
period 2003-12-31
IRIS INTERNATIONAL INC
filed 2004-03-26
CIK 319240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File No. 1-9767

IRIS INTERNATIONAL, INC.

(formerly known as International Remote Imaging Systems, Inc.)

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $28.3 million based upon the closing price of $3.56 per share of Common Stock as reported on the American Stock Exchange on June 30, 2003. Solely for the purpose of determining “non-affiliates” in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

The Registrant had 12,272,272 shares of Common Stock outstanding on March 19, 2004.

Part III incorporates information by reference from the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders.

IRIS INTERNATIONAL, INC.

FORM 10-K ANNUAL REPORT

Fiscal Year Ended December 31, 2003

i

PART I

Item 1. Business

Overview

IRIS International, Inc., formerly International Remote Imaging Systems, Inc., was incorporated in California in 1979 and reincorporated in Delaware in 1987. Our company consists of three operating units. Our largest unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis. In August 2003, we launched our next generation system, the iQ200. We believe this is the only system in the world that automates all components of routine urinalysis: chemistry and microscopic particle analysis. StatSpin, Inc. our subsidiary markets small centrifuges and other processing equipment and accessories for rapid specimen processing. Our Advanced Digital Imaging and Research LLC (ADIR) subsidiary assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition.

Iris Diagnostics

Our Iris Diagnostics Division is a leader in automated urinalysis technology with urine microscopy and urine chemistry instruments. Our systems provide customers more accurate and rapid results and labor cost-savings over traditional manual methods. We sell our products directly in the U.S. and through distributors internationally. Our end-use customers consist of hospitals and clinical reference laboratories throughout the world.

Routine urinalysis encompasses two different modalities: urine chemistry and urine microscopy. Urine chemistry consists of a panel of tests that identify a variety of chemical constituents in urine such as glucose, ketones, bilirubin, protein, nitrite, etc. Urine microscopy is the microscopic analysis of solid particles and cells suspended in urine. The particles analyzed include red blood cells, white blood cells, hyaline casts, pathological casts, crystals, bacteria, sperm, yeast, etc. These tests are performed as part of most routine medical examinations and are necessary for diagnosis and monitoring of certain diseases including, kidney and bladder disease, and urinary track infections.

Current urine testing requires the clinical laboratory to split samples, perform automated and manual procedures and recombine the separate results into one report. Urine chemistry is broadly used and fairly generic, however, urine sediment analysis is used less frequently despite the fact that it provides significant clinical information. The manual procedure for microscopy requires a highly experienced technologist to accurately categorize the formed elements observed under the microscope. However, inherent variability in sample preparation, (i.e. initial sample volume, spin down time and speed, and slide preparation volume) all contribute to significant variability in the quantitative accuracy of the diagnostic result. Furthermore, its a very tedious and costly process for the clinical laboratory. We believe the full automation and integration of results of the iQ200 System will accelerate the adoption of automated urine microscopy as a routine test.

iQ200 Automated Urine Microscopy Analyzer

Our next generation model, the iQ200 Automated Urine Microscopy Analyzer, was launched in August 2003 and have sold of 100 iQ200 analyzers as of December 31, 2003. The iQ200 utilizes image flow cytometry, and our patented Automated Intelligent Microscopy technology (AIM) to achieve significant reductions in cost and time consuming steps for manual microscopic analysis. Our AIM technology combines our patented capabilities in slide-less specimen presentation, our proprietary neural network-based Auto-Particle Recognition technology and high-speed digital processing to classify and display images of microscopic particles in an easy-to-view graphical interface. We believe the iQ200 Automated Urine Microscopy Analyzer has numerous benefits over competing products, including, increased accuracy, fully automated walk-away urinalysis, automatic identity of 12 formed elements and user-defined reflexive testing.

iQ200 System

The iQ200 Automated Urine Microscopy Analyzer was engineered as a modular platform. We have U.S. distribution rights to sell a urine chemistry analyzer manufactured by ARKRAY, a Japanese diagnostics company. When the iQ200 Automated Urine Microscopy Analyzer is combined with ARKRAY’s AUTION MAX AX-4280 Automated Urine Chemistry Analyzer (“AX-4280”), this system constitutes the first fully automated urinanalysis system performing both urine chemistry and microscopy simultaneously. This system allows us to focus on the mid-sized laboratory market, a segment that was not previously accessible to us with our legacy products due to price considerations. Domestically, we sell the two major sub-systems, the AX-4280 and the iQ200 Automated Microscopy Analyzer, as stand-alone units or together as a fully integrated product, the iQ200 System. Internationally, we sell the iQ200 Automated Microscopy Analyzer as a stand alone instrument since we do not have international distribution rights for the AX-4280. However, our distributor network focuses on the installed base of AX-4280 in service throughout the world as a readily available target for integration with the iQ200 Automated Microscopy Analyzer. Our international distributors also sell the bridge system necessary for the integration of the analyzers.

Legacy Products

Prior to the iQ200, we sold larger and more expensive workstations, which perform microscopy and chemistry testing, our legacy products Models 500 and 939 UDxTM. Model 500 is an operator attended workstation that performs IVD testing on urine and eight other body fluids but it requires a medical technologist to characterize the microscopic particles manually. The 939UDx is a semi-automated workstation that performs IVD testing on urine only, but uses IRIS’ first generation neural-network algorithms to automatically characterize the microscopic particles. As of December 31, 2003, we have an installed base of approximately 400 models of M500s and 939 UDxs, our legacy products. These products have a considerable consumable revenue stream, which in 2003 accounted for substantially all of our consumable sales and service. We have stopped marketing our legacy instruments and anticipate these sales to be minimal in the future.

Consumables and Service

We provide recurring sales of consumables for our legacy products, the iQ200 System and our urine chemistry products sourced from ARKRAY. Consumables include reagents, calibrators and controls for our microscopy systems and chemical strips for the urine chemistry analyzers we distribute. In the U.S., many of our customers purchase consumables under annual standing orders.

All domestic sales of our systems include installation, customer training and a one-year warranty. Following the initial warranty period, the majority of domestic customers purchase annual service contracts from us. Such services are provided by our qualified service technicians located throughout the US. Internationally, our products are serviced by our distributors.

StatSpin

Our StatSpin® subsidiary is a worldwide leader in accelerated sample preparation for blood, body fluids and urine analysis. StatSpin makes centrifuges and blood analysis products, including the world’s fastest blood separator, which separates blood in under 30 seconds. StatSpin’s worldwide markets include medical institutions, commercial laboratories, clinics, doctors’ offices, veterinary labs and research facilities. Our bench top centrifuges are dedicated to applications for manual specimen preparation for coagulation, cytology, hematology, and urinalysis.

Advanced Digital Imaging Research

Our research and development subsidiary, Advanced Digital Imaging Research, LLC, assists in the advancement of proprietary imaging technology while conducting government-sponsored research and development in medical imaging and software. In addition, it pursues contract research for corporate clients.

Our Growth Strategy

Our objective is to be the leading provider of diagnostic instrumentation in the urinalysis market and to diversify our business through internal development and selective acquisitions of related medical device companies. Our growth strategy consists of the following key elements:

Increase market penetration. With the release of the iQ200 system, we are able to reposition our product line to the broader market. We expect to penetrate market segments that were not previously accessible to us due to price considerations. The lower price point of the iQ200 system with its value added features allows us to enter the mid-range domestic laboratory market, as well as the international reagent-rental (fee-per-test) market. The iQ200 system has superior clinical performance, is smaller in size and consolidates clinical results to significantly increase the value proposition of our product offering. To further our market penetration, we have initiated relationships with key opinion leaders that may result in peer-reviewed scientific papers describing the importance of urine microscopy and the advantages of the iQ200 system compared to manual microscopy and competitive automated systems.

Expand into new geographic markets. Historically, a significant portion of our revenues has been derived domestically. During 2003, our international sales comprised approximately 13% of our total revenue. However, we believe there are significant growth opportunities internationally for our products and have increased our marketing efforts abroad. Over the past year, we have expanded our international distribution network to approximately 20 distributors covering 37 countries and opened two sales support offices in Milan and Hong Kong. We believe the sales and service support systems are in place to sustain our rapidly expanding network of distributors. Domestically, our diagnostics sales and support staff has more than doubled since January 1, 2003 providing increased coverage throughout the United States.

Increase sales of consumables and service. Currently, we have an installed base of over 400 of our legacy urinalysis workstations, which provides significant recurring revenue of consumables and service. In 2003, sales from consumables and service comprised 55% of our total revenues. We anticipate phasing out the test strips and replacement readers of our legacy workstations with the introduction of the new iQ200 systems. As we continue to increase our installed base of iQ200s domestically, we should benefit from an increase in consumables, both for chemistry and microscopy, and service contracts after the expiration of the one-year warranty period. Internationally, we expect to increase revenues related to our microscopy consumables and spare parts.

Continuously enhance and expand system features. Another key element of our growth strategy is to continuously expand and improve the features of the iQ200 system. We plan to expand the iQ200 clinical applications to (i) increase the clinical utility of the platform providing new information that is not available in routine testing today, (ii) diversify the technology applications beyond the field of urinalysis and (iii) improve efficiency for medical professionals. We have initiated a program to increase the testing capabilities of the iQ200 on various bodily fluids. As a result, we anticipate this will expand the potential market for the system.

Pursue selective acquisitions. We intend to pursue selective acquisitions to augment our organic growth. Our acquisition strategy is to target companies and/or technologies that complement our product offering and provide synergies with our existing infrastructure. We plan to maximize the utilization of our manufacturing capabilities, distribution channels and technical and managerial expertise in the field of medical devices and scientific instrumentation.

Technology

An effective system for most automated microscopy applications requires technology for fast, consistent and easily discernable presentation of the specimen to the microscope (“front end processing”) and for rapidly capturing, analyzing, classifying, enhancing, arranging and displaying images of the specimen (“back end imaging”). Over the past twenty-five years, we have created and developed our patented and proprietary Automated Intelligent Microscopy, or AIM, technology to address both of these requirements. AIM technology involves the synthesis of visual microscopy, digital image processing and automated image interpretation/pattern recognition to analyze microscopic specimens.

Traditional urine sediment analysis requires manual preparation of a slide from the specimen requiring several steps, including centrifugation followed by carefully positioning, staining and coverslipping a sample extracted from the specimen. The slide is then placed under the microscope and manually manipulated and scanned by a technologist. This procedure is time-consuming, imprecise, and potentially hazardous. In contrast, our patented slide-less microscope automates the front end processing and allows microscopic examination of a moving specimen precisely positioned in a stream of fluid. This eliminates the need for manual slide preparation, manipulation and scanning. The slide-less microscope positions the specimen to within microns as it flows past the microscope at high-speed, ensheathed within a larger stream of fluid. This method of alignment, particle orientation, focus and measurement is called “imaging flow cytometry.” We hold patents on this method, and we are unaware of any other company that has developed similar technology.

Once the specimen is located and presented to the microscope, AIM’s back end processing automatically captures, digitizes, classifies, organizes and presents the microscopic images displayed on a video monitor for review by the medical specialist. These digital images of the specimen can then be stored on magnetic or optical media for later retrieval, even years later.

Summary of Revenues by Product Line

The following tables presents a summary of revenues for each segment by product line for the three years ended December 31, 2003:

	Year ended December 31,
	2001		2002		2003
Iris Diagnostics IVD instruments	$5,824,832	20%	$5,514,981	20%	$7,470,321	24%
Iris Diagnostics consumables and service	15,735,336	55%	16,436,116	58%	17,251,621	55%
StatSpin laboratory devices and supplies	6,694,145	23%	5,728,998	20%	6,075,894	19%
Royalty and license revenues	393,356	2%	508,178	2%	546,726	2%

Total	$28,647,669	100%	$28,188,273	100%	$31,344,562	100%

See Note 13 to the Consolidated Financial Statements, “Segment and Geographic Information,” for financial information regarding our operating segments and geographic areas.

Backlog

We did not have a material amount of backlog at December 31, 2003 or 2002. Products are usually shipped within ninety days of receipt of sales orders. The Company believes that backlog is not necessarily indicative of sales for any succeeding period.

Research and Development

In 1999, we began a major project to completely redesign our family of urinalysis workstations and develop the next generation operating platform, now introduced as the iQ200. Consequently, over the past two years our product technology investments (including amounts reimbursed by third parties under research and development contracts and amounts capitalized) amounted to $6.4 million in 2001 to $6.3 million in 2002 and $5.9 million in 2003.

We have devoted substantially all of our research and development efforts over the past three years to development of the iQ200 program. By incorporating more than 20 years of experience and the latest developments in computer technology, we developed the iQ200 analyzer which: (1) significantly improves the image quality of our systems, (2) further reduces the time required to operate the system and (3) reduces our cost of goods and our historical dependence on single-source suppliers by incorporating more “off-the-shelf” components. We plan on continuing development efforts throughout the balance of 2004, however at a reduced level. We also expect to continue the funding of the research and development efforts of our sample separation business at StatSpin.

ADIR applies for government grants related to projects that have potential applications to the imaging part of our business. Under a typical government grant program, the government has the right to use any new technology royalty-free, but ADIR retains the right to commercially exploit the new technology. During 2003 ADIR suffered from a shortage of governmental research funding which required us to reduce the staff at ADIR. Although we have received notification of high scores for recent research grants submitted to NIST and NIH, realization of these grants depends on governmental approval and funding which is uncertain at this time.

Marketing and Sales

In the United States, we sell and service our products through our own sales and service forces. Sales activities consist of direct sales by field sales representatives, telemarketing to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and support to customers in the operation of their systems. In addition to our sales activities, we promote our products through advertising in trade journals, attendance at trade shows, direct mail, and our website. All domestic sales of our urinalysis instruments include installation, customer training and a one year warranty. Our small instruments, targeted primarily at smaller customers, are sold through distributors. We also maintain a rental program for our urinalysis systems. Under the terms of the rental agreements, payments generally are based on the number of tests performed, with a guaranteed monthly minimum payment. We are responsible for supply and service of the systems. Alternatively, some customers lease our systems from medical equipment leasing companies that, in turn purchase the systems from us.

Internationally, we sell and service our products through distributors in markets around the world. With the recent introduction of our new iQ200 platform, we have negotiated many new distributor agreements throughout the world. We anticipate the international market to play a major role in the success of our new product. As of March 1, 2004, we have negotiated agreements with distributors covering 35 countries in comparison to 3 countries at the end of 2002.

We market most of the supplies used in the operation of our urinalysis systems and maintain them through our own national service organization domestically, and through our distributor network internationally. Domestic service contracts are sold under annual service agreements or, less frequently, on a per-call basis.

Competition

Our primary product is the iQ200 analyzer. The principal competitive factors in the urinalysis market are cost-per-test, ease of use, and quality of result. We believe our systems compete favorably with regard to these factors in its target markets.

Bayer Diagnostics and Roche Diagnostics sell lines of urine test strips that are used in determining the concentration of various chemical substances found in urine. Despite the Company obtaining FDA clearance to claim improved performance of our urine microscopy instruments over urine test strip measures in detecting microscopic abnormalities in urine, a substantial portion of the urinalysis market has subscribed to the theory that these test strips can be relied upon to reduce the number of microscopic examinations. We believe that this is largely due to laboratories’ reacting to cost-cutting pressures and has resulted in significantly slower growth in the demand for microscopic examinations at certain hospitals and reference laboratories. We believe the lower price and ease of use of our iQ200 instrument will result in a better economic return for clinical laboratories and hospitals utilizing manual microscopy, therefore accelerating the adoption of IRIS automated microscopy technology. As urine chemistry test strips remain a large segment of the urinalysis market and a revenue source for the Company, the exclusive US distribution agreement with ARKRAY for the Aution Max AX-4280 Automated Urine Chemistry Analyzer offers a competitive alternative in the form of a compact, high-throughput analyzer with a complete test strip menu.

Our urinalysis systems currently support automated test strip readers supplied by Roche Diagnostics and Arkray, Inc. Some potential customers who have previously purchased automated test strip readers from Bayer Diagnostics (the dominant company in the urine test strip business) cannot connect those readers to our legacy products. Our ability to modify our legacy products to support a connection to test strip readers from Bayer Diagnostics and other suppliers is presently subject to significant restrictions under our existing agreements with Roche Diagnostics. Roche Diagnostics has exercised its right to terminate its agreements with us, however, in accordance with the term and conditions contained in these agreements, Roche Diagnostics will continue to supply its test strips through 2009. Our new iQ200 Automated Microscopy Analyzer can be used as a stand-alone system for those laboratories that continue using Bayer or Roche urine chemistry analyzers.

Sysmex Corporation (Kobe, Japan) markets its automated urine sediment analyzers globally, and remains the Company’s principal competitor in the urine microscopy business segment. While the Sysmex systems, are automated and easy to use, they are believed to have several limitations. Their systems are not capable of direct integration of both the chemistry and sediment analysis of urine. These systems are not designed to perform body fluid analysis and are limited in terms of quantitatively reported analyses. Additionally, when further examination is needed, Sysmex systems, which do not use image analysis, require the technologist to remove the sample, prepare a slide and conduct a manual microscopic analysis.

In addition to industry competitors, we are experiencing increased domestic and international pricing pressures in the urinalysis market due to the ongoing consolidation of both hospitals and medical device suppliers. Large hospital chains and groups of affiliated hospitals are negotiating comprehensive supply contracts with the larger medical device suppliers, who can offer one-stop shopping for a variety of laboratory instruments, supplies and service. In the US, they typically offer hospitals annual rebates based on the total volume of business with the suppliers. These rebates create financial incentives against purchasing instruments or supplies from others and act as a barrier to the penetration of hospital laboratories covered by the contract.

Intellectual Property

Our commercial success depends on our ability to protect and maintain our proprietary rights. We protect our proprietary technology by filing various patent applications. We have received numerous United States patents for our AIM technology and related applications, as well as a number of corresponding foreign patents. These patents also cover developments in image analysis and blood processing. We have applied for a number of additional patent applications covering the iQ200 which are pending in the United States and abroad. Also, we maintain numerous patents relating to digital refractometers, centrifuges, automated slide handling and disposable urinalysis products sold by Iris Diagnostics and StatSpin.

We granted Sysmex a royalty-bearing license to use pre-1989 technology for urine sediment analyzers and non-medical industrial instruments which will expire in 2004.

We have trade secrets and unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

We claim copyright in our software and the ways in which it assembles and displays images, and have filed copyright registrations with the United States Copyright Office. We also own various federally registered trademarks, including “IRIS”, “iQ”, “The Yellow IRIS” and “StatSpin.” We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions. We intend to aggressively protect our patents, copyrights and trademarks.

Government Regulations

Most of our products are subject to stringent government regulation in the United States and other countries. These laws and regulations govern product testing, manufacture, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion. The regulatory process can be lengthy, expensive and uncertain, and securing clearances or approvals often requires the submission of extensive testing and other supporting information. If we do not comply with regulatory requirements, we may be subject to fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Further, any change in existing federal, state or foreign laws or regulations, or in their interpretation or enforcement, or the enactment of any additional laws or regulations, could affect us both materially and adversely.

In the United States, the Federal Drug Administration regulates medical devices under the Food, Drug, and Cosmetic Act (the “FDC Act”). Before a new medical device can be commercially introduced in the United States, the manufacturer usually must obtain FDA clearance by filing a pre-market notification under Section 510(k) of the FDC Act (a “510(k) Notification”) or obtain FDA approval by filing a pre-market approval application (a “PMA Application”). The PMA Application process is significantly more complex, expensive, time-consuming and uncertain than the 510(k) Notification process. To date, we have cleared all of our regulated products with the FDA through the 510(k) Notification process. We cannot guarantee that we will be able to use the 510(k) Notification process for future products. Furthermore, FDA clearance of a 510(k) Notification or approval of a PMA Application is subject to continual review, and the subsequent discovery of previously unknown facts may result in restrictions on a product’s marketing or withdrawal of the product from the market.

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

In addition to domestic regulation of medical devices, many of our products are subject to regulations in foreign jurisdictions. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. Our business strategy includes expanding the geographic distribution of these and other products, and we cannot guarantee that we will be able to secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and we cannot be sure that new laws or regulations will not have a material adverse effect on our existing business or future plans. Among other things, CE Mark certifications are required for the sale of many products in certain international markets such as the European Community. We secured CE Mark certification for our existing lines including our new iQ200.

The Company obtained the ISO 9001 and EN 46001 certification for its StatSpin division in 2002, and in February 2003 received these and EN 13485 certification for its Iris Diagnostics division.

Our products are also subject to regulation by the United States Department of Commerce export controls, primarily as they relate to the associated computers and peripherals. We have not experienced any material difficulties in obtaining necessary export licenses to date.

Employees

We had 156 full-time employees at March 19, 2004. We also use outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and we believe that our employee relations are satisfactory.

Item 2. Properties

We lease all of our facilities. The leases expire at various times over the next five years. Our headquarters are located at 9172 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leaseholds as of March 1, 2004:

Location	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
Chatsworth, CA	51,000	$33,100	Corporate Headquarters and Manufacturing

Norwood, MA	11,000	$8,300	StatSpin subsidiary

League City, TX	4,000	$6,300	ADIR research and development subsidiary

We believe our facilities are adequate to meet our current and near-term needs.

Item 3. Legal Proceedings

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

Our Common Stock is traded on the American Stock Exchange under the symbol “IRI.” The closing price of the Common Stock on March 19, 2004 was $6.12 per share. The table below sets forth high and low closing prices reported by American Stock Exchange during the period January 1, 2002 through December 31, 2003:

	Price per share
	Low	High
Fiscal 2003
First Quarter	$2.34	$3.03
Second Quarter	2.40	3.70
Third Quarter	3.44	3.95
Fourth Quarter	3.44	6.82
Fiscal 2002
First Quarter	$2.25	$2.60
Second Quarter	2.55	3.95
Third Quarter	1.93	2.95
Fourth Quarter	1.79	2.85

As of March 19, 2004, we had approximately 2,900 beneficial holders of record of our common stock.

We intend to use all available funds in business development and debt repayment. As a result, we do not expect to pay any cash dividends for the foreseeable future. Furthermore, we may not pay any cash dividends on the common stock, or repurchase any shares of the common stock, without the written consent of our lender.

Item 6. Selected Financial Data

This information as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, is derived in part from, and should be read in conjunction with, the our Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

	Year Ended December 31,
	2003	2002	2001	2000	1999(1)
	(in thousands, except per share data)
Statement of Operations Data:

Net revenue	$31,345	$28,188	$28,648	$28,643	$25,725
Operating income (loss) from continuing operations	(543)	1,902	3,306	5,152	390
Interest and other expense, net	(340)	(441)	(740)	(763)	(947)
Income (loss) from continuing operations	(530)	877	1,539	2,794	(1,088)
Income (loss) from continuing operations per share – basic	(0.05)	0.08	0.15	0.29	(0.15)
Income (loss) from continuing operations per share – diluted	(0.05)	0.08	0.14	0.27	(0.15)

Balance Sheet Data:

Working capital	6,614	6,445	8,636	8,472	5,092
Total assets	32,480	27,223	26,503	28,288	26,661
Total debt	5,032	4,245	5,249	8,149	8,700
Total liabilities	13,013	9,874	10,538	14,668	16,439
Shareholders’ equity	19,467	17,349	15,965	13,619	10,222

(1)	Unusual charges in the year ended December 31, 1999 totaled $4.2 million and relate to: a litigation settlement, the write off of assets relating to discontinued operations and retirement costs.

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

These uncertainties and other factors include, among other things:

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

Set forth below are additional significant uncertainties and other factors affecting forward-looking statements. The readers should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

Overview

IRIS International, Inc. was incorporated in California in 1979 and reincorporated in Delaware in 1987. Our company consists of three operating units. Our largest unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis. Our StatSpin subsidiary markets small centrifuges and other processing equipment and accessories for rapid specimen processing, and our Advanced Digital Imaging and Research LLC (ADIR) subsidiary assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition.

We have pioneered a number of important medical developments. In 1983, our Diagnostics Division pioneered the first urinalysis workstation integrating automation of urine sediment analysis (The Yellow IRIS). In 1986, StatSpin shipped the StatSpin1, the world fastest blood separator. This StatSpin product addressed the need for short turnaround time (STAT) on blood separation for diagnosis in critical care conditions.

2003 was a transition year for us because we launched our new iQ200 analyzer in August 2003. We incurred significant expenses relating to the product launch of the iQ200, manufacturing learning curve, international expansion and training relating to new product introduction. In addition, we experienced a significant senior management transition during 2003 resulting in approximately $1.2 million in costs arising from severance agreements, of which $800,000 occurred in the fourth quarter. Also during the fourth quarter, we achieved our highest quarterly revenues over $10.0 million. However we realized only a small profit for the quarter after experiencing the unusual expenses mentioned above.

We generate revenues primarily from three sources: IVD instruments, IVD consumables and service and small laboratory device instruments and supplies. We released our newest IVD urine analyzer, the iQ200, in the third quarter of 2003. Although we continue to sell our legacy models (Model 500 and Model 939 Udx), we expect that sales of such products to diminish substantially in the future as they are expected to be replaced by the iQ200 and future upgrades.

Sales of IVD consumables supplies and services represent over 50% of our revenues and contribute higher gross margins than other sources of revenues. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers. Once our analyzers and systems are installed, we generate recurring revenue from sales of consumables and service. Consumable and service revenue will continue to expand as the installed base of related instruments expand. Sales of small laboratory devices and supplies primarily consist of centrifuge systems and related supplies sold by StatSpin. Sales of StatSpin’s products are made worldwide through distributors.

Sales of IVD analyzers, consumables and services are made both domestically and internationally. Domestic sales are made directly by our own sales staff to the customer, whereas international sales are made through independent distributors. Our international sales represented 13% of consolidated net revenues in 2003, but was less than 6% in each of 2002 and 2001. With the launch of our new iQ200 analyzer, we have increased our focus on the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since our international sales are made through independent distributors, our gross profit margin on such sales is lower than domestic sales of the same products.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund our research and development programs, however through ADIR; we also receive grants from the National Institutes of Health and to a lesser extent, contracts from third parties.

The following table summarizes product technology expenditures for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Research and development expense, net	$4,393	$4,594	$4,307
Capitalized software development costs	600	775	867
ADIR research and development grants and contracts	936	884	1,233

Total product technology expenditures	$5,929	$6,253	$6,407

Critical Accounting Policies

Our critical accounting policies upon which our financial position and results of operations depend are those related to revenue recognition, inventory valuation, and income tax assets and liabilities. We summarize our most critical accounting policies below.

Revenue recognition – Revenues are derived from the sale of IVD instruments, sales of consumable supplies and services for IVD systems as well as sales of small laboratory devices and related supplies. Revenue is recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing with a fixed and determinable sales price, b) customer credit worthiness has been established, and c) delivery of the product based on shipping terms. The majority of domestic IVD instrument sales generally require installation and training to be performed.

Revenue is recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue

Recognition in Financial Statements which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Multiple elements of the Company’s domestic product sales include IVD instruments and training. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from hardware sales.

Accordingly, we allocate revenue to each element in a multiple- element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Inventory valuation – We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We recognize that although we have introduced a new urine analyzer in the iQ200, an installed based of the legacy products still exist. We maintain a base supply of service parts for these products, a portion of which is classified as long-term on our balance sheet. Management will periodically review the carrying value of such parts to ensure that they continue to have net realizable value.

Capitalized Software – We capitalize software development costs in connection with our development of our urine analyzers. We account for such software development in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues.

Capitalized software development costs are expensed to cost of sales over periods up to five years. When, in management’s estimate, future revenues will not be sufficient to recover previously capitalized software development costs, we will expense such items as additional software development amortization in the period the impairment is identified. Such adjustments are normally attributable to changes in market conditions or product quality considerations.

Income taxes – we account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Results of Operations

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Net revenues for the year ended December 31, 2003 increased by $3.2 million or 11.2% over the prior year. Revenues from the IVD urinalysis segment totaled $25.3 million in the current year, up from $22.4 million in the prior year. Sales of IVD instruments increased to $7.5 million from $5.5 million, an increase of $2.0 million, or 35% from the previous year. The increase is primarily due to the third quarter release of the iQ200, our new urinalysis workstation, which accounted for nearly $4.5 million of sales in this category. As expected, sales of the older models declined from the prior year. Sales of IVD system consumables and services increased to $17.3 million from $16.4 million, an increase of $816,000 or 5% over last year, primarily due to the larger installed base of IVD instruments. Revenues from the small laboratory devices segment increased to $6.1 million from $5.7 million, an increase of $347,000 or 6% over 2002. This increase is primarily due to increased sales of centrifuges, parts and service within this segment. Revenues also include royalty and license fees and approximate $500,000 in each year. We expect that such revenue will significantly decrease during 2004, as the related licenses will begin to expire.

Gross profit margins decreased to 50% during 2003 compared to 55% during 2002. Cost of goods sold as a percentage of revenues for the IVD urinalysis segment totaled 50%, up from 44% in the prior year. Cost of goods sold for IVD instruments as a percentage of sales was 80% in the current period as compared to 66% last year. This increase is due to a number of factors. Our lower production levels in the first seven months of the current year provided a smaller volume of product over which overhead could be absorbed, as well as costs associated with training, small quantity procurements and start-up costs related to the production of the new iQ200. In addition a portion of this year’s revenues were lower margin international sales which are made through independent distributors. We also increased our reserves for obsolescence of slow moving inventory during the current year by approximately $266,000, which further contributed to the increase in this segment’s cost of goods. Cost of goods sold for IVD consumables and services as a percentage of related sales remained constant during both years at 38%. Cost of goods sold for small laboratory instruments segment as a percentage of sales totaled 51% for the current year as compared to 48% in the prior year. This increase is due primarily to increased costs resulting from smaller production runs in the first half of 2003.

Marketing and selling expenses totaled $5.3 million, compared to $4.1 million last year, a 31% increase. The increase is due primarily to the addition of sales and service personnel ($535,000), additional travel costs ($300,000), increased commissions due to higher revenues ($65,000) and increased marketing efforts including trade shows and marketing brochures ($80,000), all associated with the launch of the iQ200. In addition, we started a new international subsidiary and opened offices in Milan and Hong Kong to assist our expansion into the international marketplace. Marketing and selling expenses as a percentage of revenues were 17% in 2003, up from 14% in 2002. The amount of expenses we expect to incur in the future depends, in part, on our expectations regarding future sales. In particular, we expect to continue incurring substantial expenses relating to the marketing and promotion of our products.

General and administrative expenses increased $1.4 million to $6.4 million from $5.0 million in the prior year. The increase is due to management restructuring costs during the current year ($1.2 million) and increased professional fees ($90,000).

Net research and development expenditures decreased to $4.4 million for the year ended December 31, 2003, as compared to $4.6 million in 2002. Total product technology expenditures which include research and development costs, capitalized software development costs and reimbursed costs under research and development grants and contracts amounted to $5.9 million, down slightly from the prior year with the completion of the iQ200. The majority of the current year expenditures relate to the new iQ200 product, which was released in the third quarter of 2003. We expect to continue to invest in research and development during 2004 at the same rate as 2003. Our primary focus in 2004 is enhancements to our existing products and investigate the feasibility into testing of body fluids.

Interest expense decreased 35% to $351,000 in 2003 from $537,000 in the prior year as a result of lower average interest rates.

The income tax benefit for the year ended December 31, 2003, amounted to $353,000, as compared an income tax provision of $584,000 in 2002 due to the loss experienced in 2003 and income experienced during 2002. This tax provision is a non-cash item, since the Company has significant deferred tax assets.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001.

Net revenues for the year ended December 31, 2002 were down $459,000 or 2% from the prior year. Revenues from the IVD urinanalysis segment totaled $22.4 million in 2002, up slightly from $22.0 million in the prior year. Sales of IVD instruments decreased to $5.5 million from $5.8 million, a decrease of $310,000, or 5% from the last year. The decrease is primarily due to decreased sales to international distributors. In November 2002, we introduced an upgraded model based on a new operating platform. This model, named the iQ200, received clearance from the Food and Drug Administration on October 21, 2002. In August 2003, we began shipping of this product to the marketplace. Sales of IVD consumables and service increased to $16.4 million from $15.7 million, an increase of $701,000 or 4% over the prior year, primarily due to the larger installed base of IVD instruments. Royalties and licensing revenues increased to $508,000 from $393,000 in the prior year. The increase was primarily due to a $100,000 royalty received by our StatSpin subsidiary. Revenues from the small lab devices and supplies segment decreased to $5.8 million from $6.7 million, a decrease of $865,000 or 13%. The decline was due primarily to the decreased sales to a major OEM customer, which more than offset the new $100,000 royalty earned by that segment.

Gross margins amounted to 55% for the years ended December 31, 2002 and 2001. Cost of goods sold as a percentage of revenues from the IVD segment totaled 44%, down slightly from 45% in the prior year. Cost of goods sold for IVD instruments as a percentage of sales of such instruments amounted to 66% during 2002 as compared to 64% in 2001. The increase was primarily attributable to manufacturing overhead associated with lower production levels in 2002. Cost of goods sold for IVD consumables and service as a percentage of sales of such products decreased to 38% for 2002 as compared to 39% for the prior year. The decrease was due primarily to efficiencies derived from higher volumes and improved manufacturing processes. Cost of goods sold for laboratory devices and supplies as a percentage of sales of this segment amounted to 48% for 2002 as compared to 47% in the prior year. The increase is primarily due to increased costs resulting from smaller production runs in the current period.

Marketing and selling expenses totaled $4.1 million, compared to $3.6 million in the prior year, an increase of $449,000 or 12%, due primarily to increase marketing efforts in the IVD imaging segment, particularly associated with the marketing of the AX-4280. Marketing and selling expenses as a percentage of net revenues were 14% in 2002, up slightly from 13% in 2001.

General and administrative expenses increased $615,000 to $4.9 million from $4.3 million in the prior year. This increase was due primarily to the addition of senior management in 2002. General and administrative expenses represented 17% of net revenue, up from 15% in the prior year.

Net research and development expenses increased to $4.6 million for the year ended December 31, 2002, as compared to $4.3 million in 2001, an increase of $286,000 or 7%. Net research and development expenses as a percentage of revenues increased to 16% in 2002 from 15% in the prior year. Total product technology expenditures, including capitalized software development costs and reimbursed costs under research and development grants and contracts, was $6.3 million, down very slightly from the prior year. The continued high level of total product technology expenditures was due primarily to the iQ200 project begun in 1999 to improve our urinalysis workstation product line.

Amortization of intangible assets was lower in 2002 than in the prior year. This was due to the fact that the balance in 2002 included only amortization of patents, whereas the year ago amounts also included the amortization of goodwill and intangible assets with definite lives. The Company ceased amortization of goodwill in 2002 in accordance with the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142).

Interest expense decreased 37% to $537,000 in 2002 from $859,000 in the prior year as a result of lower interest rates associated with the revised credit facility from the Company’s new bank, along with a continuing reduction in indebtedness.

The income tax provision for the year ended December 31, 2002, totaled $584,000, as compared to $1.0 million in 2001. The decrease reflects the decreased income experienced by the Company in 2002. The tax provision continues to be a non-cash item, since the Company has significant deferred tax assets.

Contractual Obligations and Contingent Liabilities and Commitments

The following table aggregates the Company’s expected minimum contractual obligations and commitments subsequent to December 31, 2003 (in thousands)

	Totals	Less than 1 year	1-3 years
Contractual Obligations
Long term debt	$2,132	$350	$1,782
Short term borrowings	2,900	2,900	—
Capital lease commitments	122	61	61
Operating lease commitments	1,420	530	890

Total contractual cash commitments	$6,574	$3,841	$2,733

*	not included in the table above are normal recurring accounts payable or accrued expenses which are presented on the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD urinalysis systems and the subsequent sales of consumables and service for these systems as well as the sale of small laboratory devices and supplies. Cash and cash equivalents amounted to $2.4 million at December 31, 2003, up slightly from December 31, 2002.

Cash used in operations for the year ended December 31, 2003 was $1.1 million compared to cash provided by operations of $3.4 million in the prior year. The primary reason for this change was an increase in receivables from the sales of iQ200 in the fourth quarter and the overall loss for the year, offset by a $2.0 million increase in payables and accrued expenses during the year as compared to the prior year.

Cash used in investing activities totaled $1.8 million in 2003, as compared to $2.8 million in the prior year. The decrease is due to the reduction in expenditures for property and equipment and capitalized software development from prior year levels. Our effort to expand and upgrade our facilities is largely complete, and the software development of the iQ200 is also substantially completed, accordingly, we anticipate a reduction in disbursements for capitalized software during 2004.

Net cash provided by financing activities totaled $3.0 million and consisted of additional borrowings of $1.9 million under our line of credit, $1.6 million obtained from a private placement of 500,000 shares of the Company’s stock to a group of institutional investors and approximately $700,000 received from the exercise of stock options, partially offset by principal payments made on our subordinated note payable and the term loans under our credit facility.

We have an $8.0 million credit facility with a bank, which consists of term loans amounting to $1.5 million and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments. The $1.0 million term loan requires 48 monthly payments. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. Dependent on our debt service coverage ratio, the entire credit facility bears interest at a range between the lender’s prime rate (4.0% on December 31, 2003), or LIBOR rate plus 2.0% and the lender’s prime rate plus 1.0% or LIBOR rate plus 3.0%, and is secured by all of the our assets. We are subject to certain financial covenants under the debt agreement and must maintain a minimum excess borrowing availability of $400,000 under the line of credit. At December 31, 2003, total borrowing under the credit facility with the bank amounted to approximately $4.0 million. As of December 31, 2003, we were not in compliance with one of the covenants under the debt agreement; however the bank has granted us a waiver relieving us of compliance with that covenant. We are currently negotiating with the bank for an extension of the current credit facility. There is no assurance that the bank will renew our credit line nor can there be any assurance that alternate financing will be available on terms acceptable to the Company.

At December 31, 2003, the outstanding principal balance on an unsecured subordinated note payable from an unrelated party was approximately $1.1 million. The note requires monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bears interest at the prime rate (4.0% on December 31, 2003) plus 2.0% and matures on July 31, 2004. However, on September 30, 2003, the bank invoked its rights under a subordination agreement between the note holder and the bank to stop us from making further payments of the amounts owed on the note until further notice.

During the fourth quarter we sold, through a private placement, 500,000 shares of our Common Stock at $3.375 per share realizing net proceeds (after deducting $67,000 of offering costs) of $1.6 Million. The net proceeds were utilized primarily for working capital.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility, will be sufficient to fund normal operations and pay principal and interest on outstanding debt obligations for at least the next 12 months. However, additional funding may be required to fund further expansion of our business. There is no assurance that such funding will be available, on terms acceptable to the Company.

New Accounting Pronouncements

On January 1, 2003, we adopted FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

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

RISK FACTORS

Risks Related to Our Business

Our success depends largely on the acceptance of our new iQ200 operating platform.

Our current strategy assumes that our iQ200 operating platform will be adopted by a large number of end-users. We have invested and continue to invest, a substantial amount of our resources in promotion and marketing of the iQ200 operating platform in order to increase its market penetration, expand its sales into new geographic areas and enhance and expand its system features. A failure of our iQ200 operating platform to achieve and maintain a significant market presence, or the failure to successfully implement our promotion and marketing strategy, will have a material adverse effect on our financial condition and results of operations.

Any failure to successfully introduce our future products and systems into the market could adversely affect our business.

The commercial success of our future products and systems depends upon their acceptance by the medical community. Our future product plans include capital-intensive laboratory instruments. We believe that these products can significantly reduce labor costs, improve precision and offer other distinctive benefits to the medical research community. However, there is often market resistance to products that require significant capital expenditures or which eliminate jobs through automation. We have no assurance that the market will accept our future products and systems, or that sales of our future products and systems will grow at the rates expected by our management.

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

Trade Secrets. We have trade secrets, unpatented technology and proprietary knowledge related to the sale, promotion, operation, development and manufacturing of our products. We generally enter into confidentiality agreements with our employees and consultants. However, we cannot guarantee that our trade secrets, unpatented technology or proprietary knowledge will not become known or be independently developed by competitors. If any of this proprietary information becomes known to third parties, we may have no practical recourse against these parties.

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

Our products could infringe on the intellectual property rights of others.

Given the complete factual and legal issues associated with intellectual property rights, there can be no assurance that our current and future products do not or will not infringe the intellectual property rights of others. A determination that such infringement exists or even a claim that it exists could involve us in costly litigation and have an adverse effect on our business and financial condition.

We operate in a consolidating industry which creates barriers to our market penetration.

The healthcare industry in recent years has been characterized by consolidation. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once. Large suppliers can often equip an entire laboratory and offer these hospital chains and groups one-stop shopping for laboratory instruments, supplies and service. Larger suppliers also typically offer annual rebates to their customers based on the customer’s total volume of business with the supplier. The convenience and rebates offered by these large suppliers are administrative and financial incentives that we do not offer our customers. Our plans for further market penetration in the urinalysis market will depend in part on our ability to overcome these and any new barriers resulting from continued consolidation in the healthcare industry. The failure to overcome such barriers could have a material adverse effect on our financial condition or results of operation.

Since we operate in the medical technology industry, our products are subject to government regulation that could impair our operations.

Most of our products are subject to stringent government regulation in the United States and other countries. These regulatory processes can be lengthy, expensive and uncertain. Additionally, securing necessary clearances or approvals may require the submission of extensive official data and other supporting information. Our failure to comply with applicable requirements could result in fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices, or criminal prosecution. If any of these events were to occur, they could harm our business. Changes in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement of these laws, could also materially and adversely affect our business.

Changes in government regulation of the healthcare industry could adversely affect our business.

Federal and state legislative proposals are periodically introduced or proposed that would affect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other third-party payors could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our industry or our business. Any impairment in our ability to market our products could have a material adverse effect on our financial condition or results of operation.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We have limited capital and will require substantial capital resources to execute our business strategy. Also, there can be no assurance that all or even a significant portion of the capital sought can be raised. Any additional equity financings may be dilutive to our existing stockholders and may involve the issuance of securities that have rights, preferences or privileges senior to those of our current stockholders. A debt financing, if available, may involve restrictive covenants on our business that could limit our operational and financial flexibility, and the amount of debt incurred could make us more vulnerable to economic downturns or operational difficulties and limit our ability to compete. Furthermore, financing may not be available when needed and, if available, may not be on terms acceptable to us.

We have a history of significant operating losses and we may incur losses in the future.

We have incurred significant losses since our inception and, as of December 31, 2003, we had accumulated a deficit of approximately $25.0 million. We may not achieve profitability in the future and further losses may arise. Our ability to achieve profitable operations in the future will depend on our ability to sell our products at sufficient volumes and with sufficient margins to be profitable. If we are unable to do so, we will not be profitable and our financial condition and results of operation will suffer.

We may not be able to realize the deferred tax asset relating to our tax net operating loss carry forward.

As of December 31, 2003, IRIS has deferred tax assets in excess of $8.0 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. There is no assurance that we will be able to generate taxable income in the years that the differences reverse.

Our success depends largely on sales of laboratory instruments and related sales of consumables and service contracts.

Historically, we derived most of our revenues from the sale of urinalysis workstations. Relatively modest declines in unit sales or gross margins for this product line could diminish our revenues and profits. In addition, because our installed instruments utilize a large volume of consumables and produce service revenue, a decline in our installed base will diminish our revenues and profits even further.

We rely on independent and some single-source suppliers for key components of our instruments. Any delay or disruption in the supply of components may prevent us from selling our products and negatively impact our operations.

Certain of our components are obtained from outside vendors, the loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to our customers. Furthermore, certain key components of our instruments are manufactured by only one supplier. For example, ARKRAY is the single source supplier for our new line of urine chemistry analyzers and related consumable products and spare parts. Roche Diagnostics is the sole source for our proprietary CHEMSTRIP/IRIStrip urine test strips and related urine test strip readers, both used in the Model 500 and 939 UDx urinalysis workstations. Because these suppliers are the only vendors with which we have a relationship for a particular component, we may be unable to sell products if one of these suppliers becomes unwilling or unable to deliver components meeting our specifications. Our inability to sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry as well as our financial condition and results of operation.

One of our single-source suppliers has terminated its agreement with us.

Roche Diagnostics has exercised its right, to terminate the agreements relating to the supply of test strips and related urine test strip readers. Roche will continue to supply test strips and replacement readers to our installed base of workstations for six years after termination of these contracts or 2009. The failure to successfully and timely complete the phase out their strips and readers with the introduction of our new iQ200 analyzers would have a material adverse affect on our instrument sales and the revenue growth for system supplies and service.

We face intense competition and our failure to compete effectively, particularly against larger, more established companies will cause our business to suffer.

The healthcare industry is very competitive. We compete in this industry based primarily on performance, service, and price. Many of our competitors have substantially greater financial, technical and human resources than we do, and may also have substantially greater experience in developing products, obtaining regulatory approvals and manufacturing and marketing and distribution. As a result they may be better able to compete for market share, even in areas in which our products may be superior. Further, our competitive position could be harmed by the establishment of patent protection by our competitors or other companies. The existing competitors or other companies may succeed in developing technologies and products that are more effective or affordable than those being developed by us or that would render our technology and products less competitive or obsolete. If we are unable to effectively compete in our market, our financial condition and results of operation will materially suffer.

Our success depends on our ability to attract, retain and motivate management and other skilled employees.

Our success depends in significant part upon the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with most of our key employees nor maintain life insurance polices on them. The loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on our instrument sales and our ability to maintain our technological edge. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

Defective products may subject us to liability.

Our products are used to gather information for medical decisions and diagnosis. Accordingly, a defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability arising from inaccurate or allegedly inaccurate test results. Misuse of our products by a technician that results in inaccurate or allegedly inaccurate test results could similarly subject us to claims of liability. We currently maintain product liability insurance coverage for up to $1.0 million per incident and up to an aggregate of $2.0 million per year. We also currently maintain a product liability umbrella policy for coverage of claims aggregating more than $10.0 million. Although management believes this liability coverage is sufficient protection against future claims, there can be no assurance of the sufficiency of these policies. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operation. Furthermore, any impairment of our reputation could have a material adverse effect on our sales, revenues and prospects for future business. We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums; however, we cannot guarantee that this will continue to be the case. In addition, any failure to comply with Federal Drug Administration regulations governing manufacturing practices could hamper our ability to defend against product liability lawsuits.

Business interruptions could adversely affect our business.

Products for Iris Diagnostics and StatSpin are manufactured in a single facility for each division and are vulnerable to interruption in the event of war, terrorism, fire, earthquake, power loss, floods, telecommunications failure and other events beyond our control. If our facilities were significantly damaged or destroyed by any cause, we would experience delays in locating a new facility and equipment and qualifying the new facility with the FDA. Our results would suffer. In addition, we may not carry adequate business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could be substantial.

If we are unable to manage our growth, our results could suffer.

We have been experiencing significant growth in the scope of our operations. This growth has placed significant demands on our management as well as operational resources. In order to achieve our business objectives, we anticipate that we will need to continue to grow. If this growth occurs, it will continue to place additional significant demands on our management and our operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls both in the U.S. and internationally. In particular, our growth rate has increased, if it continues, will increase the challenges in implementing appropriate control systems, expanding our sales and marketing infrastructure capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our cultural values. The main challenge associated with our growth has been cash flow management. Our inability to scale our business appropriately or otherwise adopt to growth, could cause our business, financial condition and results of operations to suffer.

Our quarterly sales and operating results may fluctuate in future periods, and if we fail to meet expectations the price of our common stock may decline.

Our quarterly sales and operating results have fluctuated significantly in the past and are likely to do so in the future due to a number of factors, many of which are not within our control. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include the following:

•	variation in demand for our products, including seasonality;

•	our ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	our ability to manage inventories, accounts receivable and cash flows;

•	our ability to control costs;

•	the size, timing, rescheduling or cancellation of orders from consumers and distributors;

•	our ability to forecast future sales and operating results and subsequently attain them;

The amount of expenses we incur depends, in part, on our expectations regarding future sales. In particular, we expect to continue incurring substantial expenses relating to the marketing and promotion of our products. Since many of our costs are fixed in the short term, if we have a shortfall in sales, we may be unable to reduce expenses quickly enough to avoid losses. If this occurs, we will not be profitable. Accordingly, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

We depend on independent distributors to sell our products in international markets.

We sell our products in international markets through independent distributors. These distributors may not command the necessary resources to effectively market and sell our products. If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor. If a change in our distributors becomes necessary, we may experience increased costs, as well as substantial disruption and a resulting loss of sales.

Our sales in international markets are subject to a variety of laws and political and economic risks that may adversely impact our sales and results of operations in certain regions.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is subject to risks associated with international sales operations. These include:

•	changes in currency exchange rates which impact the price to international consumers;

•	the burdens of complying with a variety of foreign laws and regulations;

•	unexpected changes in regulatory requirements; and

•	the difficulties associated with promoting products in unfamiliar cultures.

We are also subject to general, political, economic and regulatory risks in connection with our international sales operations, including:

•	political instability;

•	changes in diplomatic and trade relationships;

•	general economic fluctuations in specific countries or markets; and

•	changes in regulatory schemes.

Any of the abovementioned factors could adversely affect our sales and results of operations in international markets.

We are subject to currency fluctuations.

We are exposed to certain foreign currency risks in the importation of goods from Japan The new line of urine chemistry analyzers, some assemblies for our iQ200 platform and related consumables strips and spare parts are sourced from ARKRAY, a supplier located in Kyoto, Japan. Our purchases from this supplier are dominated in Japanese Yen. These components represent a significant portion of our material costs. Fluctuations in the U.S. Dollar/ Japanese Yen exchange rate would result in increased costs for our key components. Any such increases would reduce our gross margins and would be likely to result in a material adverse effect on our revenues and financial condition. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. All of our sales are denominated in U.S. Dollars. Accordingly, any fluctuation in the exchange rate between the U.S. Dollar and the currency of the country with which we are exporting products would also reduce our gross margins and would be likely to result in a material adverse effect on our financial condition and results of operation.

Risks Related to Ownership of Our Common Stock

Our Certificate of Incorporation and Bylaws could delay or prevent an acquisition or sale of our company.

Our Certificate of Incorporation empowers the Board of Directors to establish and issue a class of preferred stock, and to determine the rights, preferences and privileges of the preferred stock. Our Certificate of Incorporation also prohibits stockholder action by written consent. These provisions give the Board of Directors the ability to deter, discourage or make more difficult a change in control of our Company, even if such a change in control would be in the interest of a significant number of our stockholders or if such a change in control would provide our stockholders with a substantial premium for their shares over the then-prevailing market price for the common stock.

Anti-takeover provisions of Delaware law could delay or prevent an acquisition of our Company.

We are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock or preventing changes in our management.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes.

Interest Rates

We rely significantly on long- and short-term fixed and variable rate debt in our capital structure. We do not use interest rate swaps to manage any of our floating-rate debt obligations. As of December 31, 2003, our debt obligations consisted of: (i) $1.1 million subordinated loan outstanding at a variable rate of prime plus 2.0%, (ii) $1.1 million term loans outstanding at a variable rate of prime and (3) $2.9 million under a revolving line of credit at a variable rate of prime. See “Managements Discusssion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Assuming an increase of one-half of a percentage point (50 basis points) in the lender’s prime rate on January 1, 2004 and no principal payments for the remainder of the year, our total interest expense would increased by approximately $26,000 for 2004.

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

Item 8. Financial Statements and Supplementary Data

The financial statements are listed in the Index to Financial Statements in Part IV, Item 15(a) 1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from “Directors and Executive Officers” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2004 Annual Meeting of IRIS Shareholders.

Item 11. Executive Compensation

Incorporated by reference from “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2004 Annual Meeting of IRIS Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2004 Annual Meeting of IRIS Shareholders.

Information concerning securities authorized for issuance under equity compensation plans is incorporated by reference to the information set forth in the caption, “Equity Compensation Plan Information” in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from “Certain Relationships and Related Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission for the 2004 Annual Meeting of IRIS Shareholders.

Item 14. Principal Accountant Fees and Services

The following table sets forth fees for services paid to our independent certified public accountants:

	2003	2002
Audit Fees(1)	119,764	110,749
Audit-related fees(2)	19,678	—
Tax fees(3)	51,575	76,335
All other fees(4)	—	—

Total	$191,017	$187,084

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.
(2)	During 2003, we incurred fees for assurance services in connection with the audit of our 401-K Plan and audit related services in connection with the filing our Form S-3.
(3)	Represents fees in connection with preparation of our federal and state tax returns.
(4)	During 2003 and 2002, we did not incur any other fees related to other services provided.

Our Audit Committee has determined that the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining BDO Seidman’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Generally, the Audit Committee approves in advance audit and non-audit services to be provided by BDO Seidman. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Financial Statement Schedules

See Index to Financial Statements on page 29

(b)	Reports on Form 8-K

During the three months ended December 31, 2003, the following Form 8-K were filed:

• Current report on Form 8-K dated October 20, 2003

• Current report on Form 8-K was filed on November 5, 2003

• Current report on Form 8-K dated November 18, 2003

• Current report on Form 8-K dated December 1, 2003

(c)	Exhibits

Exhibit Number		Description	Reference Document

3.1	(a)	Certificate of Incorporation, as amended	(1)

3.1	(b)	Certificate of Designations of Series B Callable Preferred Stock	(2)

3.1	(c)	Certificate of Designations, Preferences and Rights of Series C Preferred	(3)

3.1	(d)	Certificate of Ownership and Merger	*

3.2		Restated Bylaws as amended	*

4.1		Specimen of Common Stock Certificate	(4)

4.2		Certificate of Designations of Series B Callable Preferred Stock	(2)

4.3		Certificate of Designations, Preferences and Rights of Series C Preferred	(3)

10.1	(a)	Lease of the Company’s headquarters facility, as amended	(5)

10.1	(b)	Lease of the Company’s adjacent headquarters facility	(16)

10.2	(a)	1994 Stock Option Plan and forms of Stock Option Agreements	(6)

10.2	(b)	Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan	(7)

10.2	(c)	Employee Stock Purchase Plan	(14)

10.2	(d)	1997 Stock Option Plan and form of Stock Option Agreement	(8)

10.2	(e)	1998 Stock Option Plan and form of Stock Option Agreement	(9)

10.3	(a)	Patent License Agreement dated April 1, 1997 between the Company and Sysmex Corporation, formerly TOA Medical Electronics Company, Ltd.	(10)

10.3	(b)	Amendment No. 1 to Patent License Agreement dated February 29, 2000	(14)

10.4	(a)	Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation	(11)

10.4	(b)	Amendment to Distribution Agreements	(12)

10.5	(a)	Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and Digital Imaging Technologies, Inc.	(7)

Exhibit Number		Description	Reference Document

10.5	(b)	Warrant Certificate dated March 14, 2001 issued to Digital Imaging Technologies, Inc. to purchase 853,040 shares of Common Stock	(15)

10.6		Registration Rights Agreement dated December 31, 1996 by and between the Company and Thermo Amex Convertible Growth Fund I, L.P.	(13)

10.7		Asset Purchase Agreement dated as of July 6, 2000 among the company, Perceptive Scientific Instruments, LLC and Applied Imaging Corporation	(14)

10.8	(a)	Business Loan Agreements dated February 7, 2002 by and between the Company and California Bank & Trust	(16)

10.8	(b)	Promissory Notes dated February 7, 2002 by and between the Company and California Bank & Trust	(16)

10.8	(c)	Commercial Security Agreements dated February 7, 2002 by and between the Company and California Bank & Trust	(16)

10.8	(d)	Landlord’s Consent dated February 7, 2002 by and between the Company, the Company’s Landlord and California Bank & Trust	(16)

10.8	(e)	Subordination Agreement dated February 7, 2002 by and between the Company, Digital Imaging Technologies, Inc. and California Bank & Trust	(16)

10.8	(f)	Commercial Guaranty Agreement dated February 7, 2002 by and between the Company, Statspin, Inc (the Company’s affiliate) and California Bank & Trust	(16)

10.8	(g)	Commercial Guaranty Agreement dated February 7, 2002 by and between the Company, Advanced Digital Imaging Research, LLP (the Company’s affiliate) and California Bank & Trust	(16)

10.8	(h)	Employment Agreement dated January 5, 2004 by and between the Company and Martin G. Paravato	*

10.8	(i)	Employment Agreement dated February 13, 2004 by and between the Company and Cesar M Garcia	*

21		List of Subsidiaries	*

23		Consent of BDO Seidman, LLP	*

31.1		Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer	*

31.2		Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer	*

32.1		Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer	*

32.2		Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer	*

*	Filed herewith

Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(3)	Current Report on Form 8-K dated January 26, 2000.
(4)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(5)	Annual Report on Form 10-K for the year ended December 31, 1989, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and Annual Report on Form 10-K for the year ended December 31, 1994.
(6)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(7)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(8)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
(9)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).
(10)	Annual Report on Form 10-K for the year ended December 31, 1997.
(11)	Annual Report on Form 10-K for the year ended December 31, 1994.
(12)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(13)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(14)	Annual Report on Form 10-K for the year ended December 31, 1999.
(15)	Annual Report on Form 10-K for the year ended December 31, 2000.
(16)	Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 24, 2004.

IRIS INTERNATIONAL, INC.

/s/ CESAR M. GARCIA
Cesar M. Garcia,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CESAR M. GARCIA Cesar M. Garcia	President and Chief Executive Officer (Principal Executive Officer)	March 24, 2004

/s/ MARTIN G. PARAVATO Martin G. Paravato	Chief Financial Officer and Secretary (Principal Financial Officer)	March 24, 2004

/s/ DONALD E. HORACEK Donald E. Horacek	Controller (Principal Accounting Officer)	March 24, 2004

/s/ RICHARD M. WILLIAMS Richard M. Williams	Chairman of the Board	March 24, 2004

/s/ STEVEN M. BESBECK Steven M. Besbeck	Director	March 24, 2004

/s/ THOMAS F. KELLEY Thomas F. Kelley	Director	March 24, 2004

/s/ RICHARD G. NADEAU Richard G. Nadeau	Director	March 24, 2004

Michael D. Matte	Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders

of IRIS International, Inc.

Chatsworth, California

We have audited the accompanying consolidated balance sheets of IRIS International, Inc. (formerly known as International Remote Imaging Systems, Inc.) as of December 31, 2003 and 2002, the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIS International, Inc. at December 31, 2003 and 2002, and the results of its operations, cash flows and comprehensive income (loss) for the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO Seidman, LLP

Los Angeles, California

February 27, 2004, except for Note 7 which is as of March 11, 2004

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2003	2002
Asset
Current assets:
Cash and cash equivalents (note 2)	$2,443,995	$2,336,973
Accounts receivable, net of allowance for doubtful accounts of $262,066 in 2003 and $298,324 in 2002 (notes 2 and 7)	7,193,058	4,312,965
Inventories, net (notes 2, 3 and 7)	5,352,601	5,423,684
Prepaid expenses and other current assets	461,706	330,245
Investment available for sale (note 2)	581,910	847,816
Deferred tax asset (note 8)	1,573,431	998,663

Total current assets	17,606,701	14,250,346
Property and equipment, at cost, net of accumulated depreciation (notes 2 and 4)	3,613,233	2,896,008
Goodwill (note 2)	188,911	188,911
Software development costs, net of accumulated amortization of $1,655,458 in 2003 and $1,545,007 in 2002 (note 2)	2,396,851	1,907,782
Deferred tax asset (note 8)	7,220,407	7,280,718
Inventories – long term portion	973,593	—
Loan to related party (note 5)	—	125,000

Other assets	480,734	574,729

Total assets	$32,480,430	$27,223,494

Liabilities And Shareholders’ Equity
Current liabilities:
Short-term borrowings (note 7)	$2,900,000	$1,000,000
Current portion of long-term debt (note 7)	350,000	1,383,192
Accounts payable	3,635,696	2,654,076
Accrued expenses (note 6)	2,955,955	1,857,164
Deferred revenue	1,150,643	910,515

Total current liabilities	10,992,294	7,804,947

Long-term debt (note 7)	1,782,192	1,862,276
Deferred revenue, long term	238,498	206,982

Total liabilities	13,012,984	9,874,205

Commitments and contingencies (note 10)

Shareholders’ equity: (note 11)
Common stock, $.01 par value Authorized: 50,000,000 shares Shares issued and outstanding: 2003 – 11,901,461; 2002 – 10,844,990;	119,013	108,448
Additional paid-in capital	44,717,090	41,891,355
Unearned compensation	(44,843)	(16,378)
Accumulated other comprehensive income (loss)	(200,008)	(40,464)
Accumulated deficit	(25,123,806)	(24,593,672)

Total shareholders’ equity	19,467,446	17,349,289

Total liabilities and shareholders’ equity	$32,480,430	$27,223,494

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2003	2002	2001
Sales of IVD instruments	$7,470,321	$5,514,981	$5,824,832
Sales of IVD consumables and service	17,251,621	16,436,116	15,735,336
Sales of small laboratory devices and supplies	6,075,894	5,728,998	6,694,145
Royalty and license revenues	546,726	508,178	393,356

Net revenues	31,344,562	28,188,273	28,647,669

Cost of goods – IVD instruments	5,981,301	3,648,903	3,733,655
Cost of goods – IVD consumable and supplies	6,629,234	6,176,753	6,065,939
Cost of goods – small laboratory devices and supplies	3,101,013	2,774,317	3,175,410

Cost of goods sold	15,711,548	12,599,973	12,975,004

Gross margin	15,633,014	15,588,300	15,672,665

Marketing and selling	5,346,088	4,068,054	3,618,987
General and administrative	6,436,722	5,024,559	4,440,692
Research and development, net	4,393,351	4,593,595	4,307,376

Total operating expenses	16,176,161	13,686,208	12,367,055

Operating income (loss)	(543,147)	1,902,092	3,305,610

Other income (expense):
Interest income	39,686	56,789	118,771
Interest expense	(350,676)	(537,417)	(858,760)
Other income (expense)	(29,419)	39,552	—

Income (loss) before provision (benefit) for income taxes	(883,556)	1,461,016	2,565,621
Provision (benefit) for income taxes	(353,422)	584,406	1,026,248

Net income (loss)	$(530,134)	$876,610	$1,539,373

Basic net income (loss) per share	$(0.05)	$0.08	$0.15

Diluted net income (loss) per share	$(0.05)	$0.08	$0.14

Weighted average number of common shares outstanding – basic	11,245,097	10,565,941	9,978,532

Weighted average number of common shares outstanding – diluted	11,245,097	11,542,449	11,002,586

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Callable Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	204,000	$2,040	9,868,855	$98,687	$40,444,269	$(205,091)	$289,028	$(27,009,655)	$13,619,278
Common stock issued under employee stock purchase plan for cash	—	—	10,870	109	19,891	(10,000)	—	—	10,000
Common stock issued on exercise stock options and warrants	—	—	382,201	3,822	428,248	—	—	—	432,070
Issuance of stock options and warrants for services	—	—	—	—	35,000	(35,000)	—	—	—
Issuance of Series B Convertible Preferred Stock and common stock in connection with litigation settlement	1,000	10	3,000	30	14,261	—	—	—	14,301
Issuance of warrants in connection with debt financing	—	—	—	—	374,768	—	—	—	374,768
Redemption of warrants	—	—	—	—	(4,590)	—	—	—	(4,590)
Amortization of unearned compensation	—	—	—	—	—	195,748	—	—	195,748
Unrealized losses on investments	—	—	—	—	—	—	(216,193)	—	(216,193)
Net income for year	—	—	—	—	—	—	—	1,539,373	1,539,373

Balance, December 31, 2001	205,000	$2,050	10,264,926	$102,648	$41,311,847	$(54,343)	$72,835	$(25,470,282)	$15,964,755
Common stock issued on exercise of stock options and warrants	—	—	318,383	3,184	550,074	—	—	—	553,258
Common stock issued under employee stock purchase plan for cash	—	—	13,631	136	29,864	(15,000)	—	—	15,000
Conversion of Series B Preferred	(205,000)	(2,050)	248,050	2,480	(430)	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	52,965	—	—	52,965
Unrealized losses on investments	—	—	—	—	—	—	(113,299)	—	(113,299)
Net income for year	—	—	—	—	—	—	—	876,610	876,610

Balance, December 31, 2002	—	$—	10,844,990	$108,448	$41,891,355	$(16,378)	$(40,464)	$(24,593,672)	$17,349,289

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2002	10,844,990	$108,448	$41,891,355	$(16,378)	$(40,464)	$(24,593,672)	$17,349,289
Common stock issued on exercise of stock options	518,105	5,181	708,519	—	—	—	713,700
Common stock issued under employee stock purchase plan for cash	38,366	384	138,751	(69,529)	—	—	69,606
Private placement of stock, net of offering costs	500,000	5,000	1,613,100	—	—	—	1,618,100
Effect of variable accounting for options granted to certain employees	—	—	336,000	(70,400)	—	—	265,600
Issuance of warrants for services	—	—	29,365	(29,365)	—	—	—
Amortization of unearned compensation	—	—	—	140,829	—	—	140,829
Unrealized losses on investments	—	—	—	—	(159,544)	—	(159,544)
Net loss for year	—	—	—	—	—	(530,134)	(530,134)

Balance, December 31, 2003	11,901,461	$119,013	$44,717,090	$(44,843)	$(200,008)	$(25,123,806)	$19,467,446

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(530,134)	$876,610	$1,539,373
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Deferred taxes	(408,095)	645,337	933,912
Depreciation and amortization	1,010,790	1,011,858	1,034,498
Common stock and stock option compensation	406,429	52,965	195,748
Litigation settlement payable in equity securities	—	—	14,301
Loss on investment	30,000	—	—
Allowance for doubtful accounts	(36,258)	12,197	(48,569)
Changes in assets and liabilities:
Accounts receivable	(2,879,514)	634,318	749,459
Service contracts, net	307,323	(204,966)	(2,488)
Inventories, net	(902,510)	154,455	(393,867)
Prepaid expenses and other current assets	(131,461)	(61,897)	(119,101)
Other assets	(87,324)	(130,334)	5,441
Accounts payable	981,620	358,439	(382,361)
Accrued expenses	1,151,977	100,468	(853,791)

Net cash provided by (used in) operating activities	(1,087,157)	3,449,450	2,672,554

Cash flows from investing activities:
Acquisition of property and equipment	(1,375,077)	(1,882,146)	(938,708)
Software development costs	(599,549)	(774,574)	(866,639)
Loan to related party	125,000	(125,000)	—

Net cash used by investing activities	(1,849,626)	(2,781,720)	(1,805,347)

Cash flows from financing activities:
Issuance of common and preferred stock and warrants for cash	2,401,407	568,257	442,070
Borrowings under line of credit	10,800,000	4,500,000	15,369,068
Redemption of warrants	—	—	(4,540)
Repayments of line of credit	(8,900,000)	(3,500,000)	(16,018,091)
Borrowings under term loan	—	1,500,000	3,000,000
Repayments of term loan	(329,165)	(2,508,332)	(1,083,331)
Repayments of notes payable	(875,250)	(1,167,000)	(3,889,000)
Payments of capital lease obligations	(53,187)	(36,133)	(32,242)

Net cash provided by (used in) financing activities	3,043,805	(643,208)	(2,216,066)

Net increase (decrease) in cash and cash equivalents	107,022	24,522	(1,348,859)
Cash and cash equivalents at beginning of year	2,336,973	2,312,451	3,661,310

Cash and cash equivalents at end of year	$2,443,995	$2,336,973	$2,312,451

Supplemental schedule of non-cash financing activities:
Non-cash issuance of common stock and common stock warrants	$169,293	$15,000	$45,000
Issuance of series B convertible preferred stock and common stock in connection with litigation settlement	—	—	14,301
Conversion of series B convertible preferred stock into common stock	—	2,050	—
Issuance of warrants in connection with debt financing	—	—	374,768

Supplemental disclosure of cash flow information:
Cash paid for income taxes	64,166	76,735	47,312
Cash paid for interest	176,415	278,629	778,028

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year ended December 31,
	2003	2002	2001
Net income (loss)	$(530,134)	$876,610	$1,539,373
Unrealized losses on investment, net of taxes	(159,544)	(113,299)	(216,193)

Comprehensive income (loss)	$(689,678)	$763,311	$1,323,180

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company History

IRIS International, Inc. (collectively “IRIS” or the “Company”), was incorporated in California in 1979 and reincorporated during 1987 in Delaware under the name of International Remote Imaging Systems, Inc. The Company changed its name to IRIS International, Inc. in December 2003. The Company designs, develops, manufactures and markets in vitro diagnostic (“IVD”) equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy (“AIM”) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

2. Summary of Significant Accounting Policies

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

Principles of Consolidation

The financial statements include the accounts of IRIS International, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts receivable are customer obligations due under normal trade terms. We sell our products to distributors and customers in the health care industry. We perform credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible,

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance. See Note 15.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Investment available for sale

Management classifies the investment in the 385,371 common shares of Applied Imaging Corporation (NASDAQ: AICX) that were received as consideration for the sale of its wholly owned subsidiary, Perceptive Scientific Instruments, LLC (“PSI”), as available for sale. Investments in available for sale securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity until realized, or until management believes a permanent decline in value has occurred. Realized gains and losses are included in earnings. There were no realized gains and losses for the years ended December 31, 2003, 2002 and 2001.

The cost, gross unrealized holding losses and fair value of securities held for sale are as follows:

	Cost	Gross Unrealized Holding (Losses)	Fair Value
At December 31, 2003	$915,256	$(333,346)	$581,910

At December 31, 2002	$915,256	$(67,440)	$847,816

Property and Equipment and Depreciation

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

Goodwill

Goodwill is recorded at cost. The realizability of the goodwill is evaluated periodically, at least annually, or as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. At December 31, 2003, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of 10 years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142,

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Goodwill and Other Intangible Assets, “ (“SFAS No. 142”) which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The amortization of goodwill was $0 in 2003, $0 in 2002 and $34,692 in 2001.

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. The Company capitalized the following software development costs; $600,000 in 2003, $774,000 in 2002 and $867,000 in 2001 Amortization expense of software development costs was $110,481 in 2003, $12,996 in 2002 and $155,957 in 2001.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as amended by Statement No. 148. If compensation expense for the stock options had been determined using “fair value” at the grant date for awards in 2003, 2002 and 2001, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$(530,134)	$876,610	$1,539,373
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	243,857	31,779	117,449
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(556,679)	(319,803)	(269,141)

Net income (loss) pro forma	$(842,956)	$588,586	$1,387,681

Income (loss) per diluted share as reported	$(0.05)	$0.08	$0.14

Income (loss) per diluted share proforma	$(0.07)	$0.05	$0.13

The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

Revenue Recognition

Revenues are derived from the sale of IVD instruments, sales of consumable supplies and services for its IVD systems as well as sales of small laboratory devices and related supplies. Revenue is recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing with a fixed and determinable sales price, b) customer credit worthiness has been established, and c) delivery of the product based on shipping terms. The majority of domestic IVD instrument sales generally require installation and training to be performed.

Revenue is recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Multiple elements of the Company’s domestic product sales include IVD instruments and training. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from hardware sales. Accordingly, IRIS allocates revenue to each element in a multiple- element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.

IRIS recognizes revenues from the sale of instruments, consumables and small laboratory devices when title and risk of loss passes to the customers and revenues from service contracts are recognized ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to the 2001 and 2002 financial statements to conform to the 2003 presentation with no change in the previously reported net income or shareholders’ equity.

New Accounting Pronouncements

On January 1, 2003, the Company adopted FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

Certain Risks and Uncertainties

Dependence on Instrument Sales: The Company derives most of its revenues from the sale of the urinalysis analyzers, and related supplies and services. Relatively modest declines in unit sales or gross margins could have a material adverse effect on the Company’s revenues and profits.

Reliance on Single Source Suppliers: Certain key components of the Company’s instruments are manufactured according to the Company’s specifications or are available only from single suppliers. For example, Roche Diagnostics is the sole supplier for the Company’s proprietary CHEMSTRIP/IRIStrip urine test strips and related test reader used in The Yellow IRIS Models 300 and 500. From time to time, single source suppliers have discontinued production of key components or encountered production problems, which potentially could have a material adverse effect on instrument sales. Although, in the past, the Company has successfully transitioned to new components to replace discontinued components, there can be no assurance that the Company can always successfully transition to satisfactory replacement components or that the Company will always have access to adequate supplies of discontinued components on satisfactory terms during the transition period. The Company also is the exclusive North American distributor of the Arkray Aution Max AX-4280 Automated Urine Chemistry Analyzer, which will affect the success of the Company’s domestic sales of new iQ200 urinalysis workstations, which was launched in 2003. The Company’s inability to transition successfully to replacement components, to secure adequate supplies of discontinued components on satisfactory terms, or the loss of the distribution rights to the Arkray product could have a material adverse effect on the Company.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Inventories

Inventories consist of the following:

	At December 31,
	2003	2002
Finished goods	$1,851,895	$1,972,320
Work-in-process	702,666	167,839
Raw materials, parts and sub-assemblies	3,771,633	3,283,525

	6,326,194	5,423,684
Less non-current portion	(973,593)	—

Inventories – current portion	$5,352,601	$5,423,684

4. Property and Equipment

Property and equipment consist of the following:

	At December 31,
	2003	2002
Leasehold improvements	$1,800,298	$1,593,033
Furniture and fixtures	464,318	365,149
Machinery and equipment	4,227,297	3,389,179
Construction in progress	—	408,486
Tooling, dies and molds	1,831,601	1,208,500
Rental units	799,830	981,801

	9,123,344	7,946,148
Less accumulated depreciation.	(5,510,111)	(5,050,140)

	$3,613,233	$2,896,008

Property and equipment includes $2,703,750 and $2,775,622, respectively, at December 31, 2003 and 2002, of fully depreciated assets that remain in service. Depreciation expense was $657,852, $652,364 and $616,900 for 2003, 2002 and 2001.

5. Related Party Transaction

In April 2002, the Company made a $125,000 loan to the former Chairman, CEO and President of the Company in accordance with his employment agreement. The loan bore interest at the rate of five percent per annum and had a term of five years. In June 2003, the loan was repaid in full, including interest.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2003	2002
Accrued bonuses	$532,145	$534,000
Accrued commissions	192,894	121,162
Accrued payroll	205,290	147,424
Accrued vacation	470,842	426,619
Accrued professional fees	166,980	105,497
Accrued warranty expense	370,473	297,742
Accrued interest	34,769	26,172
Accrued – other	982,562	198,548

	$2,955,955	$1,857,164

7. Short-Term Borrowings and Notes Payable

The Company has an $8.0 million credit facility with California Bank and Trust, which consists of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments and maturing in February 2007. The $1.0 million term loan carried interest only for the first 12 months, followed by 48 months of equal principal payments plus interest, commencing in March 2003 and maturing in February 2007. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. Dependent on the Company’s debt service coverage ratio, the entire credit facility bears interest at a range between the lender’s prime rate (4.0% on December 31, 2003), or LIBOR rate plus 2.0% and the lender’s prime rate plus 1.0% or LIBOR rate plus 3.0%, and is secured by all of the Company’s Assets. The Company is subject to certain financial covenants under the debt agreement with California Bank and Trust, and must maintain a minimum excess borrowing availability of $400,000 under its line of credit.

As of December 31, 2003, we were not in compliance with one of the covenants under the debt agreement, however, on March 11, 2004, the bank granted us a waiver relieving us of compliance with the covenant. We are currently negotiating with the bank for an extension of the current credit facility.

At December 31, 2003, the outstanding amounts under the Company’s credit facility consist of $308,000 under the first term loan, $771,000 under the second term loan and $2.9 million under the revolving line of credit. An additional $1.8 million was available under the line of credit at that date, after allowing for the $400,000 minimum excess borrowing availability requirement mentioned above.

At December 31, 2003, the Company had a $1.1 million unsecured Subordinated Note Payable to an unrelated party. The note is payable in monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bears interest at the prime rate (4.0% on December 31, 2003) plus 2.0% and matures on July 31, 2004. However, on September 30, 2003, the bank invoked its rights under a subordination agreement between the note holder and the bank precluding us from making further payments of the amounts owed on the Subordinated Note Payable until further notice. Since the timing of future payments is indeterminate, the remaining balance of the note is classified as non-current in the financial statements.

Since the bank has exercised its right under the subordination agreement, it is more probable than not that the Subordinated Note Payable will be not be paid in 2004, accordingly, Company’s long-term debt obligations

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the credit facility and the Subordinated Note Payable are $350,000 in 2004, $1.42 million in 2005, $350,000 in 2006 and $12,000 in 2007.

8. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	For the Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$40,000
State	—	14,000	52,000

	—	14,000	92,000

Deferred:
Federal	(314,000)	470,000	859,000
State	(39,000)	100,000	75,000

	(353,000)	570,000	934,000

	$(353,000)	$584,000	$1,026,000

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2003, 2002 and 2001 as follows:

	For the Year Ended December 31,
	2002	2002	2001
Tax provision (benefit) computed at Federal statutory rate	$(300,000)	$497,000	$872,000
Decrease in taxes due to change in valuation allowance	(569,000)	—	(426,000)
Expiration of Federal NOL	598,000	—	426,000
State taxes, net of federal benefit	(44,000)	73,000	128,000
Nondeductible expenses	17,000	30,000	38,000
Other	(55,000)	(16,000)	(12,000)

	$(353,000)	$584,000	$1,026,000

At December 31, 2003, the Company had federal net operating loss carry forward of approximately $19.3 million, and state net operating loss carry forward of $8.4 million, which expire in fiscal years ending in 2004 through 2022.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences, which give rise to the Company’s net deferred tax asset at December 31, 2003 and 2002, are as follows:

	At December 31,
	2003	2002
Depreciation and amortization	$294,000	$804,000
Allowance for doubtful accounts	130,000	124,000
Accrued liabilities	1,335,000	760,000
Deferred revenue-service contracts	309,000	194,000
Net operating loss carry forward	6,905,000	7,098,000
Other	(179,000)	(131,000)
Valuation allowance	—	(569,000)

	$8,794,000	$8,280,000

Realization of deferred tax assets associated with net operating losses (“NOL”) and tax credit carry forward is dependent upon the Company’s being able to generate sufficient taxable income prior to their expiration. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. The Company will continue to review its estimates of taxable income and will make adjustments to the valuation allowance, when necessary.

Also, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s NOL generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

9. Capital Stock

Private Placement

During the fourth quarter we sold, through a private placement, 500,000 of our Common Stock @ $3.75 per share realizing net proceeds (after deducting $67,000 of offering costs) of $1.6 Million. The net proceeds were utilized primarily for working capital.

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

Stock Issuances

During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of two years. The employee’s 50% portion of stock purchases under the plan may not exceed 15% of the employee’s total compensation during any year. The remaining 50%

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of two years following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee’s purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 2003, 2002 and 2001, IRIS issued 38,366, 13,631 and 10,870 shares of common stock, respectively, in exchange for $69,607, $15,000 and $10,000 in cash and services, respectively, under this plan.

Stock Option Plans and Employee Benefit Plans

As of December 31, 2003, the Company had three stock option plans under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under these plans.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s three stock option plans as of December 31, 2003:

	Number of Option Shares
Plan	Authorized	Exercised	Outstanding	Available for Grant
1994 Plan	700,000	$328,199	348,134	23,667
1997 Plan	600,000	239,225	350,874	9,901
1998 Plan	2,900,000	311,737	2,079,522	508,741

	4,200,000	$879,161	2,778,530	542,309

In addition to the above, as of December 31, 2003 there were stock options outstanding to purchase 130,000 shares of common stock that were issued under special inducement grants.

The exercise price of options is determined by the Compensation Committee of the Board of Directors. Payment of the exercise price may be made in cash or with shares of common stock. The options generally vest over either three or four years and expire either five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	For the Year Ended December 31,
	2003	2002	2001
Risk free interest rate	3.17%	4.18%	4.68%
Expected lives (years)	5	5	5
Expected volatility	44%	57%	53%
Expected dividend yield	—	—	—

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth certain information relative to stock options during the years ended December 31, 2001, 2002 and 2003.

	Shares	Range	Weighted Average	Fair Value at Grant Date Weighted Average
Outstanding at December 31, 2000	2,002,884	$0.69 to $4.38	$1.30
Granted	473,005	$2.00 to $2.70	$2.17	$1.10
Exercised	(116,101)	$0.75 to $1.50	$1.31
Canceled or expired	(31,441)	$1.25 to $1.37	$1.37

Outstanding at December 31, 2001	2,328,347	$0.69 to $4.38	$1.47
Granted	514,030	$2.01 to $3.01	$2.61	$1.52
Exercised	(50,983)	$0.88 to $2.00	$1.34
Canceled or expired	(115,684)	$0.75 to $3.03	$1.74

Outstanding at December 31, 2002	2,675,710	$0.69 to $4.38	$1.73
Granted	1,004,275	$2.50 to $5.71	$3.82	1.68
Exercised	(518,105)	$0.88 to $3.01	$1.38
Canceled or expired	(253,350)	$1.25 to $3.01	$2.32

Outstanding at December 31, 2003	2,908,530	$0.69 to $5.71	$2.46

Outstanding at December 31, 2003 Weighted average life – 61 months	2,908,530		$2.46

Exercisable at December 31, 2003 Weighted average life – 61 months	1,909,029		$1.84

In 1996, the Company adopted a 401(k) Plan. All employees are eligible to participate in the plan at the beginning of the first quarter following their start date. Although the Company’s contributions are discretionary, our current practice is to match $0.25 per $1 contributed by the employees up to 4% of the employees’ contributions. Employees vest in amounts contributed by the Company immediately. The Company contributed $73,150, $62,861 and $55,931 to the plan for 2003, 2002 and 2001.

Warrants

At December 31, 2003, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date
853,040	1.90	July 31, 2004
50,000	2.13	October 31, 2005
45,045	2.22	October 1, 2006
34,722	1.92	October 1, 2007

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Commitments and Contingencies

Leases

The Company leases real property and equipment under agreements, which expire at various times over the next five years. Certain leases contain renewal options and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

Future minimum rental payments required under capital and operating leases that have an initial term in excess of one year as of December 31, 2003, are as follows:

	Capital Leases	Operating Leases
Year Ended December 31,
2004	$61,484	$530,208
2005	39,805	461,723
2006	17,911	427,917
2007	2,796	—

	$121,996	$1,419,848

Rent expense under all operating leases during 2003, 2002 and 2001 was $608,055, $583,957 and $569,768.

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that the Company has determined are within the scope of FIN 45.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Earnings per Share

The computation of per share amounts for 2003, 2002 and 2001 is based on the average number of common shares outstanding for each period. Options and warrants to purchase 3,891,337, 621,630 and 197,445 shares of common stock were not considered in the computation of diluted EPS for 2003, 2002 and 2001, because their inclusion would have been antidilutive.

The following is a reconciliation of weighted average shares used in computing basic and diluted earnings per share:

	2003	2002	2001
Weighted average number of shares – basic	11,245,097	10,565,941	9,978,532

Effect of dilutive securities:
Options	—	560,768	463,349
Warrants	—	269,477	254,493
Preferred stock	—	146,263	306,212

Weighed average number of shares – diluted	11,245,097	11,542,449	11,002,586

12. License

Sysmex Corporation has developed several urine sediment analyzers under license from IRIS using pre-1989 IRIS technology. IRIS received royalties under this license of $546,726, $408,178 and $393,356 in 2003, 2002 and 2001. This license expires July 10, 2004.

13. Segment and Geographic Information

The Company’s continuing operations are organized on the basis of products and related services and under SFAS No. 131 operate in two segments: (1) IVD instruments and (2) small laboratory devices and related supplies.

The IVD instrument segment designs, develops, manufactures, markets and distributes IVD systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, these products are sold through distributors.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present information about reported segments for the three years ended December 31, 2003:

	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the Year Ended December 31, 2003
Revenues	$25,268,668	$6,075,894	$—	$31,344,562
Interest income	38,640	1,046	—	39,686
Interest expense	8,295	—	342,381	350,676
Depreciation and amortization	920,536	91,335	139,747	1,151,618
Other non-cash items	30,000	—	265,600	295,600
Segment profit (loss)	2,444,779	960,091	(4,288,426)	(883,556)
Segment assets	21,347,374	2,339,218	8,793,838	32,480,430
Investment in long-lived assets	1,894,977	79,649	—	1,974,626

For the Year Ended December 31, 2002
Revenues	$22,359,275	$5,828,998	$—	$28,188,273
Interest income	54,917	1,872	—	56,789
Interest expense	6,539	—	530,878	537,417
Depreciation and amortization	931,717	86,059	47,047	1,064,823
Other non-cash items	—	—	—	—
Segment profit (loss)	2,737,976	1,588,540	(2,865,500)	1,461,016
Segment assets	16,837,422	2,106,691	8,279,381	27,223,494
Investment in long-lived assets	2,618,953	37,767	—	2,656,720

For the Year Ended December 31, 2001
Revenues	$21,953,524	$6,694,145	$—	$28,647,669
Interest income	116,394	2,377	—	118,771
Interest expense	7,244	—	851,516	858,760
Depreciation and amortization	935,390	120,661	174,195	1,230,246
Other non-cash items	14,301	—	—	14,301
Segment profit (loss)	3,742,299	1,907,307	(3,083,985)	2,565,621
Segment assets	15,756,750	2,255,463	8,490,827	26,503,040
Investment in long-lived assets	1,754,033	51,314	—	1,805,347

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States and totaled $6,679,729 and $5,567,430 as of December 31, 2003 and 2002. Sales to international customers amounted to approximately $4.1 million in 2003, $1.4 million in 2002 and $1.5 million in 2001.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Selected Quarterly Data (Unaudited)

The following table summarizes certain financial information by quarter for 2003 and 2002:

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$6,134,140	$6,530,833	$8,420,933	$10,258,656
Gross margin	3,167,446	3,490,249	4,263,960	4,711,359
Net income	(488,468)	(250,425)	128,259	80,500
Net income per share – basic	$(0.04)	$(0.02)	$0.01	$0.01

Net income per share – diluted	$(0.04)	$(0.02)	$0.01	$0.01

	2002 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$6,741,226	$6,992,166	$7,072,142	$7,382,739
Gross margin	3,811,134	4,076,776	3,748,286	3,952,104
Net income	329,873	331,271	103,794	111,672
Income per share attributable to common shareholders – basic	$0.03	$0.03	$0.01	$0.01

Income per share attributable to common shareholders – diluted	$0.03	$0.03	$0.01	$0.01

15. Valuation and Qualifying Accounts

	Beginning Balance	Charged To Cost and Expenses		Additions Charged To Other Accounts	Deductions		Ending Balance
Year Ended December 31, 2003
Allowance for doubtful accounts	$298,324	$		$—	$(36,258	)(1)	$262,066
Reserve for inventory obsolescence	797,899		265,629	—	(104,071	)(1)	959,457
Deferred tax asset valuation allowance	569,000		—	—	(569,000	)(2)	—

Year Ended December 31, 2002
Allowance for doubtful accounts	$286,127		$79,018	$—	$(66,821	)(1)	$298,324
Reserve for inventory obsolescence	1,215,302			—	(417,403	)(1)	797,899
Deferred tax asset valuation allowance	569,000		—	—			569,000

Year Ended December 31, 2001
Allowance for doubtful accounts	$334,696		$—	$—	$(48,569	)(1)	$286,127
Reserve for inventory obsolescence	977,631		237,671	—	—		1,215,302
Deferred tax asset valuation allowance	994,000		—	—	(425,000	)(2)	569,000

(1)	Relates to the write-off of accounts receivable, disposal of obsolete inventory or specific portion of the accounts receivable reserve no longer needed.
(2)	Relates to the decrease in deferred tax assets due to the expiration of certain NOL tax credit carry-forwards