Form 10-K/A
period 2003-12-31
IRIS INTERNATIONAL INC
filed 2004-04-29
CIK 319240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.01 par value per share (Nasdaq National Market System)

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

The Registrant had 14,402,272 shares of Common Stock outstanding on April 26, 2004.

STATEMENT REGARDING AMENDMENT NO. 1

This Amendment No. 1 to Form 10-K/A is being filed for the purpose of amending and restating Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 26, 2004. In connection with these amendments, the registrant is also amending the Exhibit Index in Item 15(c) to include the certifications required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 31.1, 31.2, 32.1 and 32.2, each of which is being filed as an exhibit to this Amendment No. 1.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth certain information regarding those individuals currently serving as the directors and executive officers of the Company:

Name	Age	Position with the Company
Richard H. Williams	67	Chairman of the Board
Steven M. Besbeck	56	Director
Thomas F. Kelley	71	Director
Michael D, Matte	45	Director
Richard G. Nadeau	68	Director
Cesar M. Garcia	51	Chief Executive Officer and President
Martin G. Paravato	62	Chief Financial Officer and Corporate Secretary
Robert A. Mello	50	Corporate Vice President and President of StatSpin
Kenneth R. Castleman	62	President of Advanced Digital Imaging Research, LLC

The Board of Directors hold office for one (1) year each or until their successors have been duly elected and qualified. Executive officers serve at the discretion of the Board of Directors. There are no family relationships among the directors and executive officers of the Company. Each of the other directors have also been determined to be “independent”, except for Mr. Cesar Garcia. The Board of Directors has appointed a standing audit committee consisting of Mr. Williams, Mr. Besbeck, Dr. Kelley and Dr. Nadeau. The Board of Directors has determined that Mr. Besbeck is an “audit committee financial expert” and is “independent” as defined in regulations issued by the Securities and Exchange Commission (“SEC”) pursuant to the Sarbanes-Oxley Act of 2002.

Richard H. Williams was appointed a Director in June 2003 and was elected Chairman of the Board in March 2004. Mr. Williams, an experienced businessman and entrepreneur, has served as a consultant to many emerging growth companies since 1980. In 1994, Mr. Williams became a director and helped structure, finance and take public InTime Systems International a Nasdaq listed software company selling human resource payroll products to Fortune 1000 companies. The company was sold to Aris Corporation in July 1998. In 1988, Mr. Williams purchased Restor Industries, a telecommunications service company, with a group of investors. Mr. Williams was appointed Chairman and CEO and after several acquisitions took Restor public. Previously he was Chairman and CEO of several private companies, including an oil and gas exploration company and a telecommunications engineering service company in the U.S and Taiwan. From 1970 to 1980, he was Vice President of a $100 million consumer product division of Pfizer Inc. Mr. Williams holds a B.S. in Business and Finance from New York University.

Steven M. Besbeck has served as a director since 1990. He is President, Chief Executive Officer and Chief Financial Officer of Creative Computer Applications, Inc., a position he has held since 1983, as well as one of its directors since 1980. Creative Computer Applications designs, develops, services and markets clinical information systems for laboratory, pharmacy and radiology departments in hospitals, clinics and other healthcare providers. Prior to that, Mr. Besbeck was a director, President and Chief Executive Officer of American Cytogenetics, Inc., a provider of specialty clinical laboratory services from 1975 through 1983. Mr. Besbeck holds a B.S. in Finance from California State University, Long Beach.

Thomas F. Kelley, Ph.D. was appointed a director in March 1996 and elected to his first three-year term in June of that year. Until February 1998, he was also a Vice President of the Company and the General Manager of StatSpin. Dr. Kelley was Chief Executive Officer of Imagepath Systems, Inc. an IVD imaging systems integrator from 1996 through 2001. From 1982 to the time of its acquisition by IRIS International, he was President and Chairman of the Board of StatSpin. Prior to founding StatSpin, Dr. Kelley was employed by Instrumentation Laboratory, Inc., in roles of Director of Market Development and Director of Applied Research, among others. Dr. Kelley received his B.A. and M.A. degrees in Biology from Boston University, and his Ph.D. in Biochemistry from Brown University.

Michael D. Matte was appointed a director in January 2004. Mr. Matte has served as Cyberguard Corporation’s Chief Financial Officer since 2001. From 1981 to 1992, he was employed by Price Waterhouse as a senior audit manager. From 1992 to 1998, he served as Chief Financial Officer for InTime Systems International and from 1998 to 2001, he served as Chief Financial Officer for AmeriJet International. Mr. Matte is a Certified Public Accountant and holds a B.S. Degree in Accounting from Florida State University.

Richard G. Nadeau, Ph.D. was appointed a director in January 1999 when the Board was enlarged from four to five members. He is Founder and Chairman of Vistair Ventures, a company he founded in 1984 that funds small businesses during their seed phase primarily in the high technology fields. Concurrently, Dr. Nadeau held senior positions with various IVD equipment companies, including Chairman and Chief Executive Officer of Cytometrics, Inc., President and Chief Executive Officer of EM Diagnostic Systems, Inc., Senior Vice President and Chief Technical Officer of Technicon Instrument Corporation, President of the Diagnostics Division (North America) of Technicon Instrument Corporation, President of Ortho Diagnostics, Inc., a subsidiary of Johnson & Johnson, Inc., and Worldwide Marketing Manager for the Automatic Clinical Analysis Division of E.I. DuPont de Nemours & Co. Cytometrics, Inc. was liquidated under Chapter 7 of the U.S. Bankruptcy Code in 2001. He currently serves on the Board of Directors for the Advanced Medical Technology Association and Oasis Biosciences, Inc. Dr. Nadeau is a former President of the National Committee for Clinical Laboratory Standards and former Board Member of the European Committee for Clinical Laboratory Standards. He earned his B.S. in Pre-Med and M.S. in Biochemistry at the University of New Hampshire and his Ph.D. in Biochemistry at West Virginia University.

Cesar M. Garcia, Chief Executive Officer and President, joined the company in January 2002 as Executive Vice President, was appointed President in June 2003, and Chief Executive Officer in November 2003. Mr. García has nearly 30 years of experience in medical device manufacturing. Prior to joining IRIS, Mr. García was Sr. Vice President, Operations and Program Management for Cytometrics Inc., an early stage manufacturer of non-invasive, photonics-based medical devices. From 1994 to 1998, he was Vice President of Operations and Engineering at Datascope Corp., which manufactures medical devices for interventional cardiology, anesthesiology and critical care monitoring. From 1974 through 1994, Mr. García worked with Bayer assuming positions of increased responsibility including General Manager of Technicon Electronics Corp., a subsidiary of Bayer USA and Director of Worldwide Hematology Manufacturing and Cellular Diagnostics Research and Development. Mr. García earned his B.S. in Industrial Engineering (Cum Laude) at the University of Puerto Rico and received an Advanced Management Certificate from Pace University.

Martin G. Paravato joined IRIS in January 2004 and is Chief Financial Officer and Corporate Secretary. Mr. Paravato has 29 years of experience in public accounting. From 1980 to 1996, he was a partner at BDO Seidman, LLP, an international accounting firm, where he specialized in servicing publicly held companies. From 2000 to 2003, Mr. Paravato was Chief Financial Officer of TDK Mediactive, a video game publisher. From 1996 to 2000, Mr. Paravato also held senior financial positions with a publicly traded quick service food restaurant chain, an international courier package delivery company and a privately held telecommunications company. Mr. Paravato holds a Bachelor of Science degree in Accounting from California State University, Northridge and is a Certified Public Accountant and a member of the American Institute and California Societies of CPAs.

Robert A. Mello joined IRIS in April 2000 and is Corporate Vice President and President of the StatSpin division. Mr. Mello has 27 years of experience in medical device manufacturing, service, marketing and engineering. From 1988 through April 2000, he was an executive with bioMerieux, which designs, manufactures and markets medical instruments and consumables for immunodiagnostic and microbiology laboratories worldwide. Most recently, Mr. Mello was bioMerieux’s Vice President of Operations at their facility in the Boston area. Before that, he was Vice President of Disposables Manufacturing at bioMerieux’s clinical microbiology facility. Prior to joining bioMerieux, he held senior management positions with Medical & Scientific Designs and Ortho Diagnostics Inc., a division of Johnson & Johnson. Mr. Mello holds degrees in both Electrical Engineering and Business Management and has global experience in the IVD market.

Kenneth R. Castleman founded Perceptive Systems, Inc. (PSI), the predecessor company to ADIR and currently serves as President of ADIR. PSI developed imaging instruments for cytogenetics, introducing many innovations into the field. When the Company acquired PSI in 1996, Dr. Castleman headed this newly created division, and in March 2000, he continued to head the research and development division of PSI, named Advanced Digital Imaging Systems, LLC, following the sale by the Company of substantially all of the other assets of PSI. From 1970 through 1985 he was a Senior Scientist at NASA’s Jet Propulsion Laboratory, where he developed digital imaging techniques for a variety of medical applications. During that period he was also a Lecturer at Caltech, and a Research Fellow at USC and at UCLA. He currently serves on advisory boards at the National Institutes of Health, The University of Texas, Carnegie-Mellon University, and the FBI. Dr. Castleman holds Bachelors, Masters, and Ph. D. degrees in electrical engineering from the University of Texas at Austin and is a member of the National Space Association’s Space Technology Hall of Fame.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors and officers and its significant stockholders (defined by statute as stockholders beneficially owning more than 10% of the common stock) are required to file with the Securities and Exchange Commission and the Company reports of ownership, and changes in ownership, of common stock. Based solely on a review of the reports received by it, the Company believes that, during the year ended December 31, 2003, all of its officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a), except for Dr. Castleman who was late in reporting a stock option grant.

CODE OF ETHICS

The Company currently doesn’t have a code of ethics but is in the processing of developing a code of ethics and intends to finalize such code prior to its annual meeting of shareholders scheduled for June 11, 2004.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the annual and long-term compensation of the Company’s Chief Executive Officer and its other most highly compensated executive officers at December 31, 2003, whose total annual salary and bonus exceeded $100,000 for the fiscal year (the “Named Officers”).

	Annual Compensation					Long-Term Compensation
Name and Principal Positions	Year(1)	Salary	Bonus	Other Annual Compensation(2)		Number of Shares Underlying Options	All Other Compensation(3)
John A. O’Malley Former Chairman of the Board, President and Chief Executive Officer(13)	2002 2001	$250,300 250,300	$175,000 100,000	$15,616 14,491	(4) (4)	50,000 50,000	$2,150 1,844	(8) (8)

Kshitij Mohan Former President and Chief Executive Officer(14)	2003	272,800	50,000	18,685	(5)	160,000	3,551	(7)

Cesar M. Garcia President and Chief Executive Officer(15)	2003 2002	228,492 220,300	100,000 100,000	18,000 0	(6)	165,000 120,000	5,005 1,320	(9) (9)

John Y. Caloz Former Corporate Vice President, Chief Financial Officer and Secretary(16)	2003 2002	210,997 179,800	0 50,000	0 0		0 20,000	5,345 3,128	(10) (10)

Robert A. Mello Corporate Vice President And President of StatSpin, Inc.	2003 2002 2001	191,039 161,570 144,367	30,000 35,000 30,000	0 10,000 10,000	(5) (5)	40,000 25,000 26,000	4,049 2,810 2,564	(11) (11) (11)

Kenneth R. Castleman President of Advanced Digital Imaging Research, LLC	2003 2002 2001	185,648 189,810 189,172	0 0 0	0 0 0		5,000 10,000 11,000	3,674 2,729 2,564	(12) (12) (12)

(1)	Years represent calendar years. Information is provided only for those years in which the individual served as an executive officer.
(2)	Other Annual Compensation consists of (a) the dollar value of the difference between the price paid for common stock purchased under the Company’s Employee Stock Purchase Plan and the fair market value of such shares on the date of purchase (“ESPP benefits”) (b) housing allowances and (c) automobile allowances. It does not include the value of perquisites because the aggregate value of perquisites did not exceed the lesser of $50,000 or 10% of any named executive officer’s salary and bonus for the applicable years.
(3)	All Other Compensation consists of (a) premiums paid for term life insurance for the benefit of executive officers (“life insurance premiums”) and (b) matching contributions to the Company’s 401(k) plan for the benefit of executive officers (“401(k) matching contributions”).
(4)	Consists entirely of automobile allowances.
(5)	Consists entirely of ESPP benefits.
(6)	Consists entirely of housing allowance.
(7)	Consists entirely of life insurance premiums.
(8)	Consists of $150 and $144 for life insurance premiums and $2,000 and $1,700 in 401(k) matching contributions for 2002 and 2001.
(9)	Consists of $3,005 and $1,320 of life insurance premiums plus $2,000 and $0 in 401(k) matching contributions for 2003 and 2002.
(10)	Consists of $3,345 and $1,128 for life insurance premiums plus $2,000 and $2,000 in 401(k) matching contributions for 2003 and 2002.
(11)	Consists of $2,049, $900 and $864 for life insurance premiums plus $2,000, $1,910 and $1,700 in 401(k) matching contributions for 2003, 2002 and 2001.
(12)	Consists of $1,818, $831 and $864 for life insurance premiums plus $1,856, $1,898 and $1,700 in 401(k) matching contributions for 2003, 2002 and 2001.
(13)	John O’Malley resigned as President and Chief Executive Officer on January 6, 2003.
(14)	Dr. Kshitij Mohan was appointed President and Chief Executive Officer on January 6, 2003 and resigned on November 17, 2003.
(15)	Cesar Garcia was appointed President and Chief Operating Officer on June 12, 2003 and Chief Executive Officer on November 17, 2003, prior to June 12, 2003; Mr. Garcia was an Executive Vice President.
(16)	Mr. Caloz resigned November 26, 2003.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding stock option grants during 2003 to the Named Officers. No stock appreciation rights were granted during the year.

	Individual Grants (1)
Name	Number of Shares Underlying Options		% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Percentage Rates of Stock Price Appreciation Per Option Term (2)
						5%	10%
Kshitij Mohan	320,000	(3)	36.5%	$2.50	1/9/08	$617,790	$1,457,593
Cesar M. Garcia	150,000	(4)	17.1%	4.34	11/17/08	409,410	1,037,526
Cesar M. Garcia	15,000	(4)	1.7%	3.68	7/21/08	34,715	87,975
Robert A. Mello	40,000		4.6%	5.71	12/15/08	143,640	364,011
Kenneth R. Castleman	5,000		0.6%	5.71	12/15/08	17,955	45,501

(1)	These incentive stock options vest annually in equal installments during the three years following the date of grant, unless described otherwise herein.
(2)	Based on the assumption that the market price of the underlying shares of common stock appreciate in value from the date of grant to the date of expiration at the annualized rates indicated. These rates are hypothetical rates mandated by the Securities and Exchange Commission, and the Company does not make any representations regarding future appreciation in the market price of the common stock.
(3)	Non qualified stock options to purchase 50,000 shares vest immediately upon grant and non qualified stock options to purchase 270,000 shares vest annually in equal installments during the three years following the date of grant. As part of a severance agreement signed on November 17, 2003, the initial 50,000 vested share option was extended to January 6, 2008 and 90,000 share option vested immediately and the remaining 110,000 share option expired.
(4)	Non qualified stock options to purchase 15,000 shares vest immediately and non qualified stock options to purchase 150,000 shares vest annually in equal installments during the three years following the date of grant.

Aggregated Option Exercises in Last Year and Year-End Option Values

The following table sets forth certain information regarding the exercise of stock options during 2003 by the Named Officers and the final year-end value of their unexercised options. None of the Named Officers exercised any stock appreciation rights during 2003 or held any such rights at December 31, 2003.

Name	Shares Acquired On Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End (1) Exercisable/Unexercisable
Kshitij Mohan	0	0	160,000 / 0	$568,000 / $0
Cesar M. Garcia	0	0	68,333 /201,667	$165,594 / $488,706
Robert A. Mello	0	0	83,583 / 57,417	$255,952 / $175,823
Kenneth R. Castleman	0	0	52,833 / 11,167	$212,118 / $44,832

(1)	Based on the difference between the market price of a share of common stock on December 31, 2003 of $6.05 per share and the exercise price of the options.

Compensation of Directors

In 2003, the Company adhered to its existing policy of paying an annual cash retainer to non-employee directors of $30,000 per year for normal, routine services as a Board member. Through June 1, 2003, additional board related activity was compensated on an activity basis. Subsequent to June 1, 2003, the Company’s policy was changed to allow for no additional fees. During 2003, Mr. Williams was paid $23,500, Mr. Besbeck was paid $31,000, Dr. Kelley was paid $31,500, and Dr. Nadeau was paid $41,750, for their services as directors during that year. The Company awarded each of the non-employee directors’ stock options for 10,000 shares of common stock in 2003; Mr. Williams received an additional 6,000 shares when he was appointed to the Board. For 2003, other than described above, the directors did not receive any additional compensation for their services as directors of the Company or as members of committees of the Board of Directors. Mr. Williams also received a $15,000 benefit from participation in the Company’s Employee Stock Purchase Plan. All Directors were reimbursed for any expenses incurred by them related to attendance at meetings of the Board or committees of the Board or our annual stockholders meeting.

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Company has entered into an employment agreement dated November 17, 2003, with Cesar Garcia, the Company’s President and Chief Executive Officer. Pursuant to his employment agreement Mr. Garcia receives a salary, commencing November 17, 2003 at the rate of $250,000 per year. Upon execution of the employment agreement, Mr. Garcia was granted a stock option to purchase 150,000 shares of the Company’s Common Stock at an exercise price based on the then fair market value. The agreement provides for four (4) weeks vacation and the use of a Company automobile. The agreement also provides for 18 months severance if Mr. Garcia is terminated without cause.

The Company has entered into an employment agreement with Martin G. Paravato, the Company’s Chief Financial Official and Corporate Secretary, dated January 1, 2004. Pursuant to his employment agreement Mr. Paravato receives a salary at the rate of $200,000 per year. Upon execution of the employment agreement, Mr. Paravato was granted stock options to purchase 70,000 shares of the Company’s Common Stock at an exercise price based on the then fair market value. The agreement provides for four (4) weeks vacation. The agreement also provides for 12 months severance if Mr. Paravato is terminated without cause.

Compensation Committee Interlocks and Insider Participation

During the year ending December 31, 2003, the Compensation and Nominating Committee consisted of Dr. Richard G. Nadeau (Chairman) Mr. Steven M. Besbeck, Dr. Thomas Kelly and Richard H. Williams. None of these members have even been officers or employees of our Company. During the 2003 fiscal year, no executive officer of the Company served as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation and Nominating Committee.

The Compensation and Nominating Committee of the Board of Directors is primarily responsible for determining the annual salaries and other compensation of executive officers and administering the Company’s stock option and stock purchase plans. During the year ending December 31, 2003, the Committee consisted of Dr. Richard G. Nadeau (Chairman) Mr. Steven M. Besbeck, Dr. Thomas Kelly and Richard H. Williams.

Compensation Philosophy

The Compensation and Nominating Committee believes the Company’s future success depends in large part on retaining and motivating its executive officers. As a result, the Committee has adopted a general approach of compensating executives with cash salaries commensurate with the experience and expertise of the executive and competitive with median salaries paid to executives at comparable companies. To reward executives for their contributions to the achievement of Company-wide performance goals, incentive bonus awards are established at a level designed to ensure that when such payouts are added to the executive’s base salary, the total compensation for above-average performance will exceed the average compensation level at comparable companies. In addition, to align its executives’ compensation with the Company’s business strategies, values and management initiatives, both short and long term, executive officers are provided with long-term performance incentives. It is the Company’s policy to encourage share ownership through the grant of stock option awards and stock purchases under the Employee Stock Purchase Plan.

The Compensation and Nominating Committee also considers the compensation levels of executive officers at other publicly-traded and private companies. The Compensation and Nominating Committee has collected information regarding compensation levels at other companies over the last several years from a variety of sources, including proxy statements and compensation reports and surveys published or prepared by respected consulting firms. Using this information, the Compensation and Nominating Committee generally establishes base compensation levels (including stock options) comparable to the median compensation levels of their counterparts at comparable companies.

Compensation Elements

The Company’s compensation package for executive officers consists of a base salary, performance-based cash bonuses and stock options. The executive officers are also eligible to participate in most of the Company’s employee benefit plans.

Base Salaries. Base salaries are initially targeted at average levels of comparable companies and then adjusted based on an assessment of individual performance and contributions.

Management Incentive Bonus Plan. The Company has a Management Incentive Bonus Plan (MIBP) to reward participants with cash bonuses for their contributions to the achievement of Company-wide performance goals. Most officers of the Company and certain other key employees selected by the Compensation Committee participate in the MIBP. MIBP payouts are established at a level designed to ensure that when such payouts are added to a participant’s base salary, the total compensation for above-average performance will exceed the average compensation level at comparable companies. Awards are generally made only to MIBP participants when their division of the Company, or the Company as a whole, exceeds planned operating income goals. However, certain Executive Officers are occasionally awarded bonuses based on attaining personal objectives set by the Compensation Committee and/or the Chief Executive Officer.

Stock Option Plans. The Company uses stock option plans to provide employees with an opportunity to share with the stockholders in the long-term performance of the Company. The Compensation Committee generally grants stock options on a periodic basis to all eligible employees. Grants are also made to certain employees upon commencement of employment and, occasionally, following a significant change in job responsibility, scope or title or a particularly noteworthy achievement. Beginning in 2002, stock options generally have a four-year vesting schedule and expire five years from the date of grant. The exercise price is generally 100% of the market value of a share of Common Stock at the time of the grant.

The Compensation Committee has established general guidelines for determining the size of periodic stock option grants based upon several factors, including the salary and performance of the recipient and the market price of the Common Stock at the time of grant. The size of the grants are targeted at competitive levels.

Employee Stock Purchase Program. The Company maintains a stock purchase plan that permits all employees to purchase shares of Common Stock at a discount of 50% from the then current market price. Employees may invest up to 15% of their total compensation and must hold the shares for two years. If the employee resigns from the Company or is terminated for cause during the holding period, the Company may repurchase the shares at the employee’s original purchase price. The Company’s right to repurchase the shares automatically terminates under certain circumstances such as a sale of the Company.

Compensation of Chief Executive Officer

The Company’s compensation of the Chief Executive Officer has been determined by negotiated arms length agreements between the Company and the Chief Executive Officer largely based on market factors. The Compensation and Nominating Committee gave Dr. O’Malley a $175,000 cash bonus for 2002 based on (1) continuing improvement of the market value of the Company, (2) initiatives taken to direct the Company and (3) the achievement of extraordinary accomplishments (not directly affecting operating earnings or stock value). See “Executive Compensation—Compensation Philosophy” and “Executive Compensation—Compensation Elements.”

Compensation of Other Executive Officers

The Compensation and Nominating Committee considered various factors to determine any additional compensation for other Executive Officers. These factors include (1) the continuing improvement of the market value of the Company (2) evaluations and recommendations of the Chief Executive Officer (3) initiatives taken over and above the regular duties of the other Executive Officers (4) the achievement of extraordinary accomplishments (which may or may not affect operating earnings or stock value.)

Based on these factors, Mr. Garcia was awarded a cash bonus of $100,000, and Mr. Mello was awarded a cash bonus of $30,000 for 2003 under the MIBP. In accordance with his employment agreement Mr. Mohan was awarded a cash bonus of $50,000. See “Executive Compensation—Summary Compensation Table.”

COMPENSATION AND NOMINATING COMMITTEE
Dr. Richard G. Nadeau (Chairman)
Richard H. Williams Dr. Thomas F. Kelly Mr. Steven M. Besbeck

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock as of April 26 2004 by (i) persons known to the Company beneficially to own more than 5% of the outstanding common stock, (ii) directors of the Company, (iii) the executive officers named below in the “Summary Compensation Table” and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names, subject to community property laws where applicable

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2) (4)	Percent of Class (3) (4)
Richard H. Williams	118,800	*
Steven M. Besbeck	142,288	*
Thomas F. Kelley	211,556	1.45%
Richard G. Nadeau	141,754	*
Cesar M. Garcia	101,667	*
Michael D. Matte	14,674	*
Martin G. Paravato	20,000	*
Robert A. Mello	106,868	*
Kenneth R. Castleman	60,100	*
Thermo Amex Convertible Growth Fund I, L.P. (5)	1,435,000	9.96%
The Pinnacle Fund, LP (6)	1,150,000	7.98%
Digital Imaging Technologies, Inc. (7)	853,040	5.59%
Directors and Executive Officers as a Group (9 persons)	917,707	6.07%

*	Less than 1%.
(1)	Unless otherwise indicated, the mailing address of each person is c/o the Company, 9172 Eton Avenue, Chatsworth, California 91311.
(2)	Includes warrants and options exercisable on or within 60 days of April 26, 2003 held by directors, executive officers and former executive officers as follows: Mr. Williams (26,000); Mr. Besbeck (133,000 shares), Dr. Kelley (160,000 shares), Dr. Nadeau (125,000 shares), Mr. Garcia (86,667 shares), Mr. Paravato (20,000 shares), Mr. Mello (98,500 shares) and Dr. Castleman (59,000 shares).
(3)	Based on 14,402,272 shares of stock outstanding as of April 26, 2004.
(4)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the common stock. Shares of common stock issuable upon exercise of warrants and options exercisable on or within 60 days of April 26, 2004 are deemed outstanding for purposes of computing the number and percentage of shares owned by the person holding such warrants or options but are not deemed outstanding for computing the percentage held by any other person.
(5)	The mailing address for Thermo Amex Convertible Growth Fund I, L.P. is Suite 1B, 4 Lafayette Court, Greenwich, Connecticut 06830. The fund shares voting and dispositive power over these securities with Thermo Amex Finance, L.P., Thermo Amex Management Company, Inc. and Thermo Electron Corporation. The information in the table and this footnote are based on the Schedule 13D filed jointly by all four entities on January 10, 1997, the subsequent conversion of the preferred shares described in the Schedule 13D and the expiration of the warrant described in the Schedule 13D.
(6)	The mailing address for The Pinnacle Fund, L.P. is Suite 240, 4965 Preston Park Blvd., Plano, Texas 75093.
(7)	Consists entirely of a warrant to purchase 853,040 shares of common stock. The mailing address for Digital Imaging Technologies, Inc. is 2950 North West Loop, Suite 1050, Houston, Texas 77092. Digital Imaging Technologies, Inc. shares voting and dispositive power over these securities with Edward Randall, III. The information in the table and this footnote are based on the Schedule 13D filed jointly by Digital Imaging Technologies, Inc. and Edward Randall, III on August 8, 1996.

Item 13. Certain Relationships and Related Transactions

In 2001, the Board of Directors authorized a five-year loan to Dr. O’Malley, the Company’s Chief Executive Officer, of up to $125,000 to assist with tax liabilities arising from participation in the Company’s Key Employee Stock Purchase Plan. The loan has an annual interest rate of 5 percent and is secured by 120,000 shares of Company common stock. In June 2003, the loan was repaid in full, including interest.

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2004	IRIS INTERNATIONAL, INC.

	By	/s/ Martin G. Paravato
Martin G. Paravato,
Chief Financial Officer