Form 10-Q
period 2004-03-31
IRIS INTERNATIONAL INC
filed 2004-05-17
CIK 319240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission File No.
March 31, 2004	No. 1-9767

IRIS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2579751
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9172 Eton Avenue, Chatsworth, CA.	91311
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number: (818) 709-1244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 14,815,342 shares of common stock outstanding as of May 5, 2004.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,215,938	$2,443,995
Accounts receivable, net of allowance for doubtful accounts of $262,066 and $262,066	6,877,602	7,193,058
Inventories	5,612,246	5,352,601
Prepaid expenses and other current assets	569,503	461,706
Investment available for sale	428,086	581,910
Deferred tax asset	1,573,431	1,573,431

Total current assets	18,276,806	17,606,701

Property and equipment, at cost, net of accumulated depreciation of $5,732,347 and $5,510,111	3,727,851	3,613,233
Goodwill	188,911	188,911
Software development costs, net of accumulated amortization of $1,778,008 and $1,655,458	2,287,759	2,396,851
Deferred tax asset	6,847,397	7,220,407
Inventories – long term portion	637,080	973,593
Other assets	471,143	480,734

Total assets	$32,436,947	$32,480,430

Liabilities And Shareholders’ Equity

Current liabilities:
Short-term borrowings	$3,400,000	$2,900,000
Current portion of long-term debt	350,000	350,000
Accounts payable	2,320,301	3,635,696
Accrued expenses	2,923,616	2,955,955
Deferred revenue	1,114,359	1,150,643

Total current liabilities	10,108,276	10,992,294

Long-term debt	1,704,809	1,782,192
Deferred revenue, long term	193,464	238,498

Total liabilities	12,006,549	13,012,984

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value, authorized: 50,000,000, shares issued and outstanding:12,185,078 and 11,901,461	121,849	119,013
Additional paid-in capital	45,141,029	44,717,090
Unearned compensation	(68,180)	(44,843)
Accumulated other comprehensive income (loss)	(169,738)	(200,008)
Accumulated deficit	(24,594,562)	(25,123,806)

Total shareholders’ equity	20,430,398	19,467,446

Total liabilities and shareholders’ equity	$32,436,947	$32,480,430

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2004	2003
Sales of IVD instruments	$2,542,883	$584,292
Sales of IVD consumables and service	4,672,555	4,130,216
Sales of small laboratory devices and supplies	1,973,918	1,290,029
Royalty and license revenues	186,081	129,603

Net revenues	9,375,437	6,134,140

Cost of goods - IVD instruments	1,864,359	806,241
Cost of goods - IVD consumable and supplies	1,800,180	1,474,596
Cost of goods - small laboratory devices and supplies	1,006,943	685,857

Cost of goods sold	4,671,482	2,966,694

Gross margin	4,703,955	3,167,446

Marketing and selling	1,490,437	968,918
General and administrative	1,192,676	1,777,000
Research and development, net	1,053,123	1,154,024

Total operating expenses	3,736,236	3,899,942

Operating income (loss)	967,719	(732,496)

Other income (expense):
Interest income	11,053	13,032
Interest expense	(89,628)	(94,649)
Other expense	(7,070)	—

Income (loss) before income taxes (benefit)	882,074	(814,113)

Provision (benefit) for income taxes	352,830	(325,645)

Net income (loss)	$529,244	$(488,468)

Basic and diluted net income (loss) per share	$0.04	$(0.04)

Basic - average shares outstanding	12,051,085	10,953,229

Diluted – average shares outstanding	13,845,652	10,953,229

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$529,244	$(488,468)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Deferred taxes	352,830	(338,605)
Depreciation and amortization	394,805	203,747
Common stock and stock option compensation	22,559	20,356
Loss on sale of investment	7,070	—
Allowance for doubtful accounts	—	(26,521)
Changes in assets and liabilities:
Accounts receivable	195,060	518,400
Service contracts, net	39,078	39,630
Inventories, net	76,868)	(2,691)
Prepaid expenses and other current assets	(107,797)	(170,095)
Other assets	(28,499)	13,496
Accounts payable	(1,315,395)	(263,670)
Accrued expenses	(18,595)	276,870

Net cash provided by (used in) operating activities	147,228	(217,551)

Cash flows from investing activities:
Acquisition of property and equipment	(338,668)	(519,073)
Software development costs	(13,457)	(144,425)
Sale of investments held for sale	197,204	—

Net cash used in investing activities	(154,921)	(663,498)

Cash flows from financing activities:
Issuance of common stock for cash	380,878	199,172
Borrowings under line of credit	2,900,000	1,500,000
Repayments of line of credit	(2,400,000)	(1,500,000)
Repayments of term loan	(87,500)	(66,667)
Repayments of notes payable	—	(291,750)
Payments of capital lease obligations	(13,742)	(12,313)

Net cash provided by (used in) financing activities	779,636	(171,558)

Net increase (decrease) in cash and cash equivalents	771,943	(1,052,607)
Cash and cash equivalents at beginning of year	2,443,995	2,336,973

Cash and cash equivalents at end of year	$3,215,938	$1,284,366

Supplemental schedule of non-cash financing activities:
Issuance of common stock and common stock warrants for services	$45,896	$70,400

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$20,772	$$15,699

Cash paid for interest	$36,397	$60,288

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended March 31,
	2004	2003
Net income (loss)	$529,244	$(488,468)
Unrealized gain (loss) on investments, net of taxes	30,270	(291,340)

Comprehensive income (loss)	$559,514	$(779,808)

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company History

IRIS International, Inc., (collectively “IRIS” or the “Company”) was incorporated in California in 1979 and reincorporated during 1987 in Delaware under the name of International Remote Imaging Systems, Inc. The Company changed it name to IRIS International, Inc. in December 2003. The Company designs, develops, manufactures and markets in vitro diagnostic (“IVD”) equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy (“AIM”) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

2. Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and 2003 and the results of its operations for the three-month periods then ended. These statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of IRIS International, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Accounts Receivable

IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily hospitals, clinical and research laboratories, and distributors under normal trade terms. IRIS performs ongoing credit evaluations of its customers before granting uncollateralized credit. Letters of credit may be required from some of our customers in certain circumstances. The Company does not have any single customer, which accounts for 10% or more of its consolidated revenues or 10% or more of its accounts receivable at the balance sheet date.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of March 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Investment available for sale

Management classifies the investment in common shares as available for sale. Investments in such securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity until realized, or until management believes a permanent decline in value has occurred. Realized gains and losses are included in earnings. There was a realized loss of $7,070 in the first quarter of 2004.

Property and Equipment and Depreciation

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Goodwill

Goodwill is recorded at cost. The realizability of the goodwill is evaluated periodically, at least annually, or as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. At March 31, 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. The Company capitalized software development costs during the three months ended March 31, 2004 and 2003 of $13,457 and $ 144,425, respectively.

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

IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as amended by Statement No. 148. If compensation expense for the stock options had been determined using “fair value” at the grant date for awards in 2003 and 2002, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the three months ended March 31,
	2004	2003
Net income (loss) as reported	$529,244	$(488,468)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	13,535	12,214
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	306,528	140,488

Net income (loss) pro forma	$236,251	$(616,742)

Income (loss) per diluted share as reported	$0.04	$(0.04)

Income (loss) per diluted share proforma	$0.02	$(0.06)

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

Revenue is recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Multiple elements of the Company’s domestic product sales include IVD instruments and training. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from hardware sales. Accordingly, IRIS allocates revenue to each element in a multiple- element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants or the as if converted method for convertible preferred stock. Common stock equivalents for the three months ended March 31, 2004 included 1,098,287 from stock options and 696,280 from warrants. Common stock equivalents for the previous year’s quarter are excluded from the computation because their effect is antidilutive.

Segment Reporting

The Company determines and discloses its segments in accordance with SFAS No. 131; “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management” approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. See Note 9 — “Segment and Geographic Information”.

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

3. Inventories

Inventories consist of the following:

	At December 31,
	2003	2003
Finished goods	$1,828,292	$1,851,895
Work-in-process	762,511	702,666
Raw materials, parts and sub-assemblies	3,658,523	3,771,633

	6,249,326	6,326,194
Less non-current portion	(637,080)	(973,593)

Inventories – current portion	$5,612,246	$5,352,601

4. Short-Term Borrowings and Notes Payable

At March 31, 2004 we had an $8.0 million credit facility with a bank, which consisted of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. The $500,000 term loan is payable in 60 equal monthly installments and matures in February 2007. The $1.0 million term loan carried interest only for the first 12 months, followed by 48 months of equal principal payments plus interest, commencing in March 2003 and matures in February 2007. The $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. Dependent on the Company’s debt service coverage ratio, the entire credit facility bears interest at a range between the lender’s prime rate (4.0% on March 31, 2004), or LIBOR rate plus 2.0% and the lender’s prime rate plus 1.0% or LIBOR rate plus 3.0%, and is secured by all of the our assets. We are subject to certain financial covenants under the debt agreement and must maintain a minimum excess borrowing availability of $400,000 under the line of credit portion. As of March 31, 2004, we were in compliance with all financial covenants.

At March 31, 2004, we also had a $1.1 million unsecured subordinated promissory note payable to an unrelated party. The note is payable in monthly installments of approximately $97,000 plus interest. The note bears interest at the prime rate (4.0% on March 31, 2004) plus 2.0% and matures on July 31, 2004. On September 30, 2003, the bank invoked its rights under a subordination agreement between the note holder and the bank, precluding us from making further payments on the note until further notice.

In April 2004, all of our bank debt then outstanding plus subordinated promissory note in the amount of approximately $5.5 million was repaid with the proceeds received from a private placement of the 2,130,000 shares of our common stock (see Note 6).

5. Income Taxes

The income tax provision for the three month period ended March 31, 2004 was $352,830 as compared to a benefit of $325,645 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

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

6. Capital Stock

Subsequent Event – Private Placement of Stock

On April 16, 2004 we signed an agreement with an investment bank for the private placement of 2,130,000 shares of our common stock at $5.85 per share (a 10% discount to market). In addition, each investor received a 5-year warrant to purchase 3 additional shares of common stock at $7.80 per share for each 20 shares of common stock purchased in the offering. The offering agreement required us to file a registration statement which was filed on May 11, 2004 and to have the registration statement declared effective within 90 days of closing (July 21, 2004), registering the shares of common stock sold in the offering plus the shares issuable on the exercise of the related warrants. If the registration statement is not declared effective by July 21, 2004, the Company will incur a 1.5% monthly penalty payable in cash or stock to the investors in the private placement. The Company realized net proceeds (after deducting offering expenses) of approximately $11.5 million. We used approximately $5.5 million of the net proceeds to retire all outstanding indebtedness to the bank and the subordinated note holder and added the balance to working capital.

Stock and Stock Option Issuances

During the three months ended March 31, 2004, the Company (i) issued 292,467 shares of common stock from the exercise of options, (ii) issued options to purchase 145,000 shares of common stock under the Company’s stock option plans and (iii) cancelled options to purchase 25,633 shares of common stock. At March 31, 2004, options to purchase 2,740,430 shares of common stock were issued and outstanding under the Company’s stock options plans and special inducement grants. The outstanding options will expire at different dates by the end of 2012. The exercise price for these options ranges from $0.69 to $6.40 per share. At March 31, 2004, there were 417,942 shares of common stock available for the granting of future options under the Company’s stock option plans.

Warrants

At March 31, 2004, there were outstanding warrants to purchase 853,040 shares of common stock at an exercise price of $1.90 which expire in July 2004 and warrants to purchase an additional 129,767 shares of common stock at an average exercise price per share of $2.11 and expire at various dates through October 2007.

7. Contingencies

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

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

8. Royalty Income

A competitor previously developed several urine sediment analyzers under license agreements with IRIS using prior IRIS technology. IRIS received royalties under the license of $186,081 and $129,603 for the three months ended March 31, 2004 and 2003. The license is expected to expire in July 2004.

9. Segments and Geographic Information

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

The small laboratory devices segment designs, develops, manufactures and markets a variety of bench top centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology and urinalysis. These products are sold worldwide through distributors.

The tables below present information about reported segments:

	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the three months ended March 31, 2004
Revenues	$7,401,519	$1,973,918	—	$9,375,437
Interest income	10,507	546	—	11,053
Interest expense	1,630	—	$87,998	89,628
Depreciation and amortization	366,677	38,521	12,166	417,364
Other non-cash items	7,070	—	—	7,070
Segment profit (loss)	1,177,925	416,414	(712,265)	882,074
Segment assets	21,449,603	2,566,516	8,420,828	32,436,947
Investment in long-lived assets	330,384	21,741	—	352,125

	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the three months ended March 31, 2003
Revenues	$4,844,111	$1,290,029	—	$6,134,140
Interest income	12,777	255	—	13,032
Interest expense	2,334	—	$92,315	94,649
Depreciation and amortization	181,567	22,234	20,302	224,103
Segment profit (loss)	221,766	206,800	(1,242,679)	(814,113)
Segment assets	15,696,945	1,992,139	8,812,213	26,501,297
Investment in long-lived assets	638,853	24,645	—	663,498

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States and totaled $6,675,664 at March 31, 2004 and 6,679,729 at December 31, 2003. Sales to international customers amounted to approximately $1.7 and $0.5 million during the three months ended March 31, 2004 and 2003, respectively.

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

In August 2003, we launched our newest IVD urine analyzer, the iQ200. During 2003, we incurred significant expenses relating to the launch of the iQ200 arising from manufacturing learning curve, international expansion and training relating to new product introduction. In addition, we experienced a significant senior management restructuring during 2003 resulting in approximately $1.2 million in costs arising from severance agreements, of which $400,000 occurred during the first quarter of 2003.

We currently generate revenues primarily from two segments: IVD instruments (IVD instruments, consumables supplies and service); and small laboratory device instruments and supplies. We released the iQ200, in the third quarter of 2003. Although we continue to sell our legacy models (Model 500 and Model 939 Udx), we expect that sales of such products to diminish substantially in the future as they are expected to be replaced by the iQ200 and future upgrades to the iQ200.

Sales from our IVD Segment accounts for approximately 79% of our revenues with IVD consumables supplies and services representing over 50% of our revenues and contributes higher gross margins than other sources of revenues. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers. Once our analyzers and systems are installed, we generate recurring revenue from sales of consumables and service (including parts), which should continue to expand as the installed base of related instruments expand. Sales of small laboratory devices and supplies primarily consist of centrifuge systems and related supplies sold by StatSpin. Sales of StatSpin’s products are made worldwide through distributors.

Sales of IVD instruments are made both domestically and internationally. Domestic sales are made directly by our own sales staff directly to the customer, whereas international sales are made through independent distributors. International sales represented 18% of consolidated net revenues during the three months ended March 31, 2004 and approximately 8% during the three months March 31, 2003. With the launch of our new iQ200 analyzer, we have increased our focus on the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since our international sales are made through independent distributors, our gross profit margin, on such sales, is lower than domestic sales of the same products.

We continue to make significant investments in research and development for new products and enhancements to existing products. We internally fund our research and development programs, however through ADIR; we also receive grants from the National Institutes of Health and to a lesser extent, contracts from third parties.

The following table summarizes product technology expenditures for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2004	2003
Research and development expense, net	$1,053	$1,154
Capitalized software development costs	13	144
ADIR research and development grants and contracts	104	174

Total product technology expenditures	$1,170	$1,472

Critical Accounting Policies

Our critical accounting policies upon which our financial position and results of operations depend are those related to revenue recognition, inventory valuation, capitalized software, and income tax assets and liabilities. We summarize our most critical accounting policies below.

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

Accordingly, we allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.

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

Results of Operations

Comparison of Quarter Ended March 31, 2004 to Quarter Ended March 31, 2003

Net revenues for the quarter ended March 31, 2004, increased by $3.2 million to $9.4 million or 53% over the same period in the prior year. Revenues from the IVD urinalysis segment totaled $7.4 million in the current year, up from $4.8 million in the prior year and included sales of IVD instruments which increased to $2.5 million from

$584,000, an increase of 335% over the first quarter of 2003. The increase is primarily due to sales of the iQ200, which first became available in the third quarter of 2003. Sales of the iQ200 and the iQ200 systems accounted for over $2.0 million of the instrument sales in the current period. Sales of IVD system consumables and services increased in the quarter to $4.7 million from $4.1 million during the prior year quarter, an increase of $542,000, primarily due to the larger installed base of IVD instruments. Segment revenues also include royalty and license fees, which increased to $186,000 from $130,000 in the comparable period from the prior year. However, we expect that such revenue will significantly decrease during the remainder of the year, as the related licenses will begin to expire. Revenues from the small laboratory devices segment increased to $2.0 million from $1.3 million, an increase of $684,000 or 53%. This increase is primarily due to increased sales of centrifuges, parts and service within this segment.

Gross profit margins decreased to 50% in the first quarter of 2004 compared to 52% in the first quarter of 2003. Cost of goods sold as a percentage of revenues for the IVD urinalysis segment totaled 50%, up from 47% in the prior year. Cost of goods sold for IVD instruments as a percentage of sales was 73% in the current period as compared to 138% last year. The high cost percentage of the prior year period was largely the result of low production levels at that time, which provided a small product volume over which production overhead, including significant start-up costs associated with the iQ200, could be absorbed. In the current period, with production of the iQ200 now fully underway, production overhead was more easily absorbed by the increased product volume, resulting in lower cost of goods sold as a percentage of sales. Cost of goods sold for IVD consumables and services, as a percentage of related sales was 39% for the current period as compared to 36% in the same period last year. This increase is primarily due to the mix of the products sold. Cost of goods for small laboratory instruments segment as a percentage of sales totaled 51% for the current period, as compared to 53% in the first quarter of last year. This decrease is due primarily to efficiencies resulting from higher production runs made possible by the increased sales volume in the current period.

Marketing and selling expenses totaled $1.5 million, compared to $969,000 for the comparable prior year period, an increase of $522,000. The increase is due primarily to $165,000 of additional sales and technical support personnel costs, $63,000 additional travel costs and $87,000 increased commissions due to higher revenues, all associated with the increased sales activity following the launch of the iQ200. In addition, the current period includes $130,000 of costs related to our international offices in Milan and Hong Kong, which had not yet been established in the prior year period. Marketing and selling expenses, as a percentage of net revenues were 16% in the quarter ended March 31, 2004, unchanged from the same period last year.

General and administrative expenses decreased $548,000 to $1.2 million from $1.8 million in the comparable period in the prior year. The decrease includes non-recurring costs of $400,000 incurred in the prior year associated with a management restructuring and a reduction of board related expenses of $76,000 in the current year. General and administrative expenses for the period as a percentage of net revenue were 13% as compared to 29% in the same period in the prior year.

Research and development expenses decreased to $1.1 million for the quarter ended March 31, 2004, as compared to $1.2 million in the first quarter of last year. Total product technology expenditures, which include research and development costs, capitalized software development costs and reimbursed costs under research and development grants and contracts, amounted to $1.2 million, down from $1.5 million in the prior year. This decrease is due primarily to a reduction in the expenditures related to the iQ200, which was released in the third quarter of 2003. We expect to continue to invest in research and development during 2004 at about the same rate as in 2003, with our primary focus being on enhancements to our existing products.

Interest expense decreased to $90,000 in the quarter ended March 31, 2004 from $95,000 in the comparable quarter of the prior year as a result of lower average interest rates.

The income tax provision for the quarter ended March 31, 2004 was an expense of $353,000, as compared to a benefit of $326,000 in the quarter ended March 31, 2003. The change is a function of the taxable income or loss. This tax provision is a non-cash item, since the Company has significant deferred tax assets.

Contractual Obligations and Contingent Liabilities and Commitments

The following table aggregates the Company’s expected contractual obligations and commitments subsequent to March 31, 2004:

Contractual Obligations (in thousands)	2004	2005	2006	2007	Totals
Long term debt	$3,400	$—	$—	$—	$3,400
Short term borrowings	2,054	—	—	—	2,054
Capital lease commitments	46	40	18	3	107
Operating lease commitments	398	462	428	—	$1,288

Total contractual commitments	$5,898	$502	$446	$3	$6,849

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD urinalysis systems and the subsequent sales of consumables and service for these systems as well as the sale of small laboratory devices and supplies. Cash and cash equivalents amounted to $3.2 million at March 31, 2004; $9.8 million at April 30, 2004, up from $2.4 million at December 31, 2003.

Cash provided by operations for the three months ended March 31, 2004, amounted to $147,000 as compared to cash used in operations of $218,000 in the prior year. The primary reason for this change was due to the fact that we experienced pretax income during the current year’s quarter of $882,000 as compared to a pretax loss of $826,000 during the same quarter of the prior year, a $1.7 million improvement which was offset by a reduction in receivables of $323,000 plus a $1.3 million reduction in accounts payable and accrued expenses.

Cash used in investing activities totaled $155,000 during the first quarter of 2004 as compared to $633,000 used in the same quarter of the prior year. The decrease is due to the reduction in expenditures for property and equipment and capitalized software development from prior year level partially offset by $197,000 realized from the sale of short term investments.

Net cash provided by financing activities amounted to $$780,000 during the first quarter as compared to net cash utilized during the same quarter of the prior year of $172,000. During the current year quarter we borrowed an additional $500,000 under our credit facility primarily to pay outstanding payables and accrued expenses. In addition we received $381,000 from the exercise of stock options during the current quarter.

On April 16, 2004, we signed an agreement with an investment bank for the private placement of 2,130,000 shares of our common stock at $5.85 per share (a 10% discount to market). In addition, each investor received a 5-year warrant to purchase 3 additional shares of common stock at $7.80 per share for each 20 shares of common stock purchased in the offering. The offering agreement required us to file a registration statement which was filed on May 11, 2004 and to have the registration statement declared effective within 90 days of closing (July 21, 2004), registering the shares of common stock sold in the offering plus the shares issuable on the exercise of the related warrants. If the registration statement is not declared effective by July 21, 2004, we will incur a 1.5% monthly penalty payable in cash or stock to the investors in the private placement. We realized net proceeds (after deducting offering expenses) of approximately $11.5 million. We used approximately $5.5 million of the net proceeds to retire all outstanding indebtedness to the bank and the subordinated note holder and added the balance to working capital.

We continue to have a credit facility with a bank, which consists of a $6.5 million credit line matures in June 2004. Borrowings under the line of credit are limited to a percentage of eligible receivables and inventory. Depending on the our debt service coverage ratio, the entire credit facility bears interest at a range between the lender’s prime rate (4.0% on March 31, 2004), or LIBOR rate plus 2.0% and the lender’s prime rate plus 1.0% or LIBOR rate plus 3.0%, and is secured by all of our assets. We are also subject to certain financial covenants under the debt agreement and must maintain a minimum excess borrowing availability of $400,000 under its line of credit. At March 31, 2003, total borrowings under the credit facility with the bank amounted to approximately $4.4 million, which were repaid with the net proceeds of the offering described above. As of March 31, 2004, we were in compliance with all the covenants under the debt agreement.

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

The healthcare industry is highly competitive. We compete in this industry based primarily on product performance, service and price. Many of our competitors have substantially greater financial, technical and human resources than we do, and may also have substantially greater experience in developing products, obtaining regulatory approvals and manufacturing and marketing and distribution. As a result, they may be better able to compete for market share, even in areas in which our products may be superior. Further, our competitive position could be harmed by the establishment of patent protection by our competitors or other companies. The existing competitors or other companies may succeed in developing technologies and products that are more effective or affordable than those being developed by us or that would render our technology and products less competitive or obsolete. If we are unable to effectively compete in our market, our financial condition and results of operations will materially suffer.

We have had a history of declining profitability and recorded an operating loss in 2003. We may incur losses in the future.

We have incurred significant losses since our inception and, as of December 31, 2003, we had accumulated a deficit of approximately $25.0 million. We may not achieve profitability in the future and further losses may arise. Our ability to achieve profitable operations in the future will depend on our ability to sell our products at sufficient volumes and with sufficient margins to be profitable. If we are unable to do so, we will not be profitable and our financial condition and results of operations will suffer.

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

Our quarterly sales and operating results have fluctuated significantly in the past and are likely to do so in the future due to a number of factors, many of which are not within our control. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Factors that might cause quarterly fluctuations in our sales and operating results include the following:

•	variation in demand for our products, including seasonality;

•	our ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	our ability to manage inventories, accounts receivable and cash flows;

•	our ability to control costs;

•	the size, timing, rescheduling or cancellation of orders from consumers and distributors; and

•	our ability to forecast future sales and operating results and subsequently attain them.

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

Historically, we derived most of our revenues from the sale of consumables and service revenue and to a lesser extent from the sale of urinalysis workstations. Modest declines in unit sales of urinalysis workstations or gross margins for this product line could diminish our revenues and profits. In addition, because our installed base of workstations utilize a large annual volume of consumables and produce service revenue, any decline in our installed base will diminish revenues and profits even further.

We rely on independent and some single-source suppliers for key components of our instruments. Any delay or disruption in the supply of components may prevent us from selling our products and negatively impact our operations.

Certain of our components are obtained from outside vendors, the loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to our customers. Furthermore certain key components of our instruments are manufactured by single-source suppliers. For example, ARKRAY is the single-source supplier for our new line of urine chemistry analyzers and related consumable products and spare parts. ARKRAY’s AX-4280 Automated Urine Chemistry Analyzer combines with our iQ200 Automated Urine Microscopy Analyzer to constitute our iQ200 system. If we are no longer able to sell ARKRAY’s chemistry analyzer, we will have to replace it with a chemistry analyzer from another source, which could interrupt domestic deliveries of the iQ200 system and have an adverse effect on our results of operations. Roche Diagnostics is the single-source supplier for our proprietary CHEMSTRIP/ IRIStrip urine test strips and related urine test strip readers, both used in the Model 500 and 939UDx urinalysis workstations. Because these suppliers are the only vendors with which we have a relationship for a particular component, we may be unable to sell products if one of these suppliers becomes unwilling or unable to deliver components meeting our specifications. Our inability to sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry as well as our financial condition and results of operations.

One of our single-source suppliers has terminated its agreement with us.

Roche Diagnostics has exercised its right to terminate the agreements relating to the supply of test strips and related urine test strip readers. Roche will continue to supply test strips and replacement readers to our installed base of workstations for six years after termination of these contracts, or 2009. The failure to successfully and timely complete the phase out of their strips and readers with the introduction of our new iQ200 analyzers would have a material adverse effect on our instrument sales and the revenue growth for system supplies and service.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We have limited capital and will require substantial capital resources to execute our business strategy. We anticipate that if this Offering is fully subscribed, the proceeds from the Offering will be sufficient to fund our operations for at least the next twelve (12) months. This estimate, however, is based upon assumptions that may prove to be wrong. If our assumptions are wrong, we may be required to curtail our operations and/or seek additional financing.

Also, there can be no assurance that all or even a significant portion of the capital sought to be raised in this Offering will be obtained. Any additional equity financings may be dilutive to our existing stockholders and may involve the issuance of securities that have rights, preferences or privileges senior to those of our current stockholders. A debt financing, if available, may involve restrictive covenants on our business that could limit our operational and financial flexibility, and the amount of debt incurred could make us more vulnerable to economic downturns or operational difficulties and limit our ability to compete. Furthermore, financing may not be available when needed and, if available, may not be on terms acceptable to us.

We operate in a consolidating industry which creates barriers to our market penetration.

The healthcare industry in recent years has been characterized by consolidation. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once. Large suppliers can often equip an entire laboratory and offer these hospital chains and groups one-stop shopping for laboratory instruments, supplies and service. Larger suppliers also typically offer annual rebates to their customers based on the customer’s total volume of business with the supplier. The convenience and rebates offered by these large suppliers are administrative and financial incentives that we do not offer our customers. Our plans for further market penetration in the urinalysis market will depend in part on our ability to overcome these and any new barriers resulting from continued consolidation in the healthcare industry. The failure to overcome such barriers could have a material adverse effect on our financial condition or results of operations.

We operate in a consolidating industry which creates barriers to our market penetration.

The healthcare industry in recent years has been characterized by consolidation. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once. Large suppliers can often equip an entire laboratory and offer these hospital chains and groups one-stop shopping for laboratory instruments, supplies and service. Larger suppliers also typically offer annual rebates to their customers based on the customer’s total volume of business with the supplier. The convenience and rebates offered by these large suppliers are administrative and financial incentives that we do not offer our customers. Our plans for further market penetration in the urinalysis market will depend in part on our ability to overcome these and any new barriers resulting from continued consolidation in the healthcare industry. The failure to overcome such barriers could have a material adverse effect on our financial condition or results of operations.

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

We have been experiencing significant growth in the scope of our operations. This growth has placed significant demands on our management as well as operational resources. In order to achieve our business objectives, we anticipate that we will need to continue to grow. If this growth occurs, it will continue to place additional significant demands on our management and our operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls both in the U.S. and internationally. In particular, our growth rate has increased and if it continues to do so, we will face many challenges in implementing appropriate control systems, expanding our sales and marketing infrastructure capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our cultural values. Currently, the main challenge associated with our growth has been cash flow management. Our inability to scale our business appropriately or otherwise adopt to growth would cause our business, financial condition and results of operations to suffer.

Our success depends on our ability to attract, retain and motivate management and other skilled employees.

Our success depends in significant part upon the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with most of our key employees nor maintain life insurance policies on them. The loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on our instrument sales and our ability to maintain our technological edge. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

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

We are also subject to general political, economic regulatory risks in connection with our international sales operations, including:

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

Federal and state legislative proposals are periodically introduced or proposed that would affect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other third-party payors could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our industry or our business. Any impairment of our ability to market our products could have a material adverse effect on our financial condition and results of operations.

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

We are exposed to certain foreign currency risks in the importation of goods from Japan The new line of urine chemistry analyzers, some assemblies for our iQ200 platform and related consumables strips and spare parts are sourced from ARKRAY, a supplier located in Kyoto, Japan. Our purchases from this supplier are dominated in Japanese Yen. These components represent a significant portion of our material costs. Fluctuations in the U.S. Dollar/ Japanese Yen exchange rate would result in increased costs for our key components. Any such increases would reduce our gross margins and would be likely to result in a material adverse effect on our revenues and financial condition. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. Although our international sales are denominated in U.S. Dollars, we have agreements with our distributors to share fluctuations outside of a certain range in such exchange rates. Accordingly, any fluctuation in the exchange rate between the U.S. Dollar and the currency of the country with which we are exporting products would also reduce our gross margins and would be likely to result in a material adverse effect on our financial condition and results of operations.

Our copyrights and trademarks may not be enforceable.

We claim copyrights in our software and the ways in which it assembles and displays images. We also claim trademark rights in the United States and other foreign countries. However, we can make no assurance that we will be able to obtain enforceable copyright and trademark protection, or that this protection will provide us a significant commercial advantage.

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

We may be subject to litigation regarding our patent and other intellectual property rights.

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

As of March 31, 2004, we have deferred tax assets in excess of $8.0 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. There is no assurance that we will be able to generate taxable income in the years that the differences reverse.

Defective products may subject us to liability.

Our products are used to gather information for medical decisions and diagnosis. Accordingly, a defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability arising from inaccurate or allegedly inaccurate test results. Misuse of our products by a technician that results in inaccurate or allegedly inaccurate test results could similarly subject us to claims of liability. We currently maintain product liability insurance coverage for up to $1.0 million per incident and up to an aggregate of $2.0 million per year. We also currently maintain a product liability umbrella policy for coverage of claims aggregating to $10.0 million. Although management believes this liability coverage is sufficient protection against future claims, there can be no assurance of the sufficiency of these policies. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operations. Furthermore, any impairment of our reputation could have a material adverse effect on our revenues and prospects for future business. We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums, however, we cannot guarantee that this will continue to be the case. In addition, any failure to comply with Food and Drug Administration regulations governing manufacturing practices could hamper our ability to defend against product liability lawsuits.

Our business could suffer if we are unsuccessful in integrating business combinations, additional product lines or strategic alliances.

While we have no commitments or agreements to acquire other companies or product lines or enter into strategic alliances, we may pursue acquisitions of companies, additional product lines or enter into strategic alliances. Our ability to grow through acquisitions or strategic alliances depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or strategic alliance with our current operations. There can be no assurance that we will be able to identify and enter into acquisitions or strategic alliances on acceptable terms. Even if we do so, we may experience: difficulties in integrating any acquired companies, personnel and product lines into our existing business, delays in realizing the benefits of any acquired companies, product lines or strategic alliances, diversion of our management’s time and attention from other business concerns, a higher cost of integration than we expected, assumption of undisclosed liabilities, adverse market reaction, difficulties in retaining key employees who are necessary to manage these acquisitions or alliances and additional risks we may assume in connection with such transactions.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

There was no material change in the Company’s exposure to market risk on March 31, 2004 as compared to its market risk exposure on December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 6. Exhibits And Reports On Form 8-K.[needs to be updated]

(a) Exhibits

Exhibit Number	Description	Reference Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer	*

*	filed herewith

(b) Reports on Form 8-K

During the three months ended March 31, 2004, the following Form 8-Ks were filed:

•	Current report on Form 8-K dated January 29, 2004

•	Current report on Form 8-K dated March 27, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2004

IRIS INTERNATIONAL, INC.

By:	/s/ Martin G. Paravato
Martin G. Paravato
Chief Financial Officer