Form 10-Q
period 2004-06-30
IRIS INTERNATIONAL INC
filed 2004-08-12
CIK 319240

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended

June 30, 2004

Commission File No.

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

The registrant had 15,807,606 shares of common stock outstanding as of July 27, 2004.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,255,186	$2,443,995
Accounts receivable, net of allowance for doubtful accounts and sales returns of $473,063 and $312,066	8,320,074	7,193,058
Inventories, net	5,752,059	5,352,601
Prepaid expenses and other current assets	602,801	461,706
Investment available for sale	281,399	581,910
Deferred tax asset	1,573,431	1,573,431

Total current assets	26,784,950	17,606,701

Property and equipment, at cost, net of accumulated depreciation of $5,867,952 and $5,510,111	3,746,078	3,613,233
Goodwill	188,911	188,911
Software development costs, net of accumulated amortization of $1,910,508 and $1,655,458	2,172,350	2,396,851
Deferred tax asset	6,613,648	7,220,407
Inventories – long term portion	588,780	973,593
Other assets	352,173	480,734

Total assets	$40,446,890	$32,480,430

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$3,030,660	$3,635,696
Accrued expenses	2,856,665	2,955,955
Short-term borrowings	—	2,900,000
Current portion of long-term debt	—	350,000
Deferred revenue	1,167,913	1,150,643

Total current liabilities	7,055,238	10,992,294

Long-term debt	—	1,782,192
Deferred revenue, long term	152,268	238,498

Total liabilities	7,207,506	13,012,984

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value, authorized: 50,000,000 shares, issued and outstanding shares: 14,875,944 and 11,901,461	148,758	119,013
Additional paid-in capital	57,620,542	44,717,090
Unearned compensation	(116,240)	(44,843)
Accumulated other comprehensive income (loss)	(257,750)	(200,008)
Accumulated deficit	(24,155,926)	(25,123,806)

Total shareholders’ equity	33,239,384	19,467,446

Total liabilities and shareholders’ equity	$40,446,890	$32,480,430

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,
	2004	2003
Sales of IVD instruments	$3,517,160	$821,421
Sales of IVD consumables and service	4,723,466	4,181,661
Sales of small laboratory devices and supplies	1,951,426	1,438,398
Royalty and license revenues	132,645	89,353

Net revenues	10,324,697	6,530,833

Cost of goods - IVD instruments	2,587,716	684,134
Cost of goods - IVD consumables and service	1,963,238	1,623,168
Cost of goods - small laboratory devices and supplies	993,922	733,282

Cost of goods sold	5,544,876	3,040,584

Gross margin	4,779,821	3,490,249

Marketing and selling expenses	1,740,786	1,220,789
General and administrative expenses	1,220,982	1,271,129
Research and development, net	967,421	1,333,301

Total operating expenses	3,929,189	3,825,219

Operating income (loss)	850,632	(334,970)

Other income (expense):
Interest income	20,751	10,006
Interest expense	(145,274)	(92,450)
Other income	4,953	38

Income (loss) before income taxes (benefit)	731,062	(417,376)

Provision (benefit) for income taxes	292,424	(166,951)

Net income (loss)	$438,638	$(250,425)

Basic and diluted net income (loss) per share	$0.03	$(0.02)

Basic - average shares outstanding	14,134,409	11,102,144

Diluted – average shares outstanding	15,808,833	11,102,144

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the six months ended June 30,
	2004	2003
Sales of IVD instruments	$6,060,043	$1,405,713
Sales of IVD consumables and service	9,396,021	8,311,877
Sales of small laboratory devices and supplies	3,925,344	2,728,427
Royalty and license revenues	318,726	218,956

Net revenues	19,700,134	12,664,973

Cost of goods - IVD instruments	4,452,075	1,490,375
Cost of goods - IVD consumables and service	3,763,418	3,097,764
Cost of goods - small laboratory devices and supplies	2,000,865	1,419,139

Cost of goods sold	10,216,358	6,007,278

Gross margin	9,483,776	6,657,695

Marketing and selling expenses	3,231,223	2,189,707
General and administrative expenses	2,413,658	3,048,129
Research and development, net	2,020,544	2,487,325

Total operating expenses	7,665,425	7,725,161

Operating income (loss)	1,818,351	(1,067,466)

Other income (expense):
Interest income	31,804	23,038
Interest expense	(234,902)	(187,099)
Other income (expense)	(2,117)	38

Income (loss) before income taxes (benefit)	1,613,136	(1,231,489)

Provision (benefit) for income taxes	645,254	(492,596)

Net income (loss)	$967,882	$(738,893)

Basic and diluted net income (loss) per share	$0.07	$(0.07)

Basic - average shares outstanding	13,092,747	11,028,098

Diluted – average shares outstanding	14,700,599	11,028,098

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$967,882	$(738,893)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Deferred taxes	645,254	(514,492)
Depreciation and amortization	819,476	417,137
Common stock and stock option compensation	56,812	38,053
Loss on sale of investment	7,070	—
Changes in assets and liabilities:
Accounts receivable	(1,028,402)	469,030
Service contracts, net	(167,574)	199,171
Inventories, net	(14,645)	(378,412)
Prepaid expenses and other current assets	(141,095)	(189,285)
Other assets	(57,525)	21,987
Accounts payable	(605,036)	(256,405)
Accrued expenses	(71,623)	48,974

Net cash provided by (used in) operating activities	410,594	(883,135)

Cash flows from investing activities:
Acquisition of property and equipment	(495,462)	(706,637)
Loan to related party	—	125,000
Software development costs	(30,549)	(279,517)
Sale of short term investments	197,204	—

Net cash used by investing activities	(328,807)	(861,154)

Cash flows from financing activities:
Issuance of common stock for cash	12,804,987	461,058
Borrowings under line of credit	2,900,000	4,500,000
Repayments of line of credit	(5,800,000)	(3,500,000)
Repayments of term loan	(1,079,165)	(153,169)
Repayments of notes payable	(1,068,750)	(583,500)
Payments of capital lease obligations	(27,668)	(26,243)

Net cash provided by financing activities	7,729,404	698,146

Net increase (decrease) in cash and cash equivalents	7,811,191	(1,046,143)
Cash and cash equivalents at beginning of year	2,443,995	2,336,973

Cash and cash equivalents at end of year	$10,255,186	$1,290,830

Supplemental schedule of non-cash financing activities:
Issuance of common stock for services	$128,209	$110,765

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$46,268	$41,215
Cash paid for interest	$96,586	$105,134

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended June 30,
	2004	2003
Net income (loss)	$438,638	$(250,425)

Unrealized gain (loss) on investments, net of taxes	(88,012)	127,172

Comprehensive income (loss)	$350,626	$(123,253)

	For the six months ended June 30,
	2004	2003
Net income (loss)	$967,882	$(738,893)

Unrealized gain (loss) on investments, net of taxes	(57,742)	(164,168)

Comprehensive income (loss)	$910,140	$(903,061)

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

2. Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of its operations for the three and six-month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivables, inventories, purchased intangibles, estimated provisions for warranty costs and deferred tax assets. Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of IRIS International, Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash Equivalents and Short-Term Investments

Short-term investments principally include certificates of deposit with maturities greater than three months and less than one year. For purposes of the statement of cash flows, IRIS considers all highly liquid debt instruments purchased with a remaining maturity of three months or less when purchased to be cash equivalents. IRIS places its cash and investments with high credit quality financial institutions. At times, these deposits may be in excess of the federally insured limit.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of June 30, 2004 is adequate.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. The Company classifies inventories that are not expected to be utilized or sold within the next twelve months as long-term in the accompanying consolidated balance sheet.

Investment available for sale

Management classifies the investment in the common shares of Applied Imaging Corporation (NASDAQ: AICX) that were received as consideration for the previous sale of a wholly owned subsidiary, as available for sale. Investments in available for sale securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity until realized, or until management believes a permanent decline in value has occurred. Realized gains and losses are included in earnings. There was a realized loss of $7,070 in the six months ended June 30, 2004.

Property and Equipment and Depreciation

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

Goodwill

Goodwill is recorded at cost. The realizability of the goodwill is evaluated at least annually, or as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. At December 31, 2003, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. The Company capitalized $30,549 and $279,517 of software development costs during the six months ended June 30, 2004 and 2003.

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

Stock-Based Compensation

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

IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as amended by Statement No. 148. If compensation expense for the stock options had been determined using “fair value” at the grant date for awards during 2004 and 2003, consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$438,638	$(250,425)	$967,882	$(738,893)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	20,552	10,618	34,087	22,832

Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	147,238	106,094	454,141	328,657

Net income (loss) pro forma	$311,952	$(345,901)	$547,828	$(1,044,718)

Income (loss) per diluted share as reported	$0.03	$(0.02)	$0.07	$(0.07)

Income (loss) per diluted share pro forma	$0.02	$(0.03)	$0.04	$(0.09)

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

Revenue is recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement No. 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Multiple elements of the Company’s domestic product sales include IVD instruments and training. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from hardware sales. Accordingly, IRIS allocates revenue to each element in a multiple- element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.

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

Warranties

IRIS records the estimated cost of warranty expense at the time of product delivery.

Research and Development Expenditures

Except for certain capitalized software development costs described above (see Software Development Costs), research and development expenditures are charged to operations as incurred. Net research and development expense includes total research and development costs incurred, including costs incurred under research and development grants and contracts, less costs reimbursed under research and development grants and contracts.

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

Marketing Costs

All costs related to marketing and advertising are expensed at the time the advertising takes place.

Fair Value of Financial Instruments

The amount recorded for financial instruments in the Company’s consolidated financial statements approximates fair value as defined in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The fair value of short-term borrowings and notes payable described in Note 4 approximate their carrying value due to the variable nature of the interest rates in these instruments.

Earnings Per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. Common stock equivalents for the six months ended June 30, 2004 included 892,516 from stock options and 715,336 from warrants. Common stock equivalents for the previous year’s period have been excluded from the computation because their effect is antidilutive.

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

Reliance on Single Source Suppliers: Certain key components of our instruments are manufactured according to our specifications or are available only from single suppliers.

3. Inventories

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Finished goods	$1,862,900	$1,851,895
Work-in-process	385,847	702,666
Raw materials, parts and sub-assemblies	4,092,092	3,771,633

	6,340,839	6,326,194
Less non-current portion	(588,780)	(973,593)

Inventories – current portion	$5,752,059	$5,352,601

4. Short-Term Borrowings and Notes Payable

In April 2004, we used a portion of the proceeds received from a private placement of our stock to retire all outstanding indebtedness to the Bank and the Subordinated Note Holder. See Note 6.

In May 2004, we signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of June 30, 2004, there were no borrowings under the new credit facility. The Company is subject to certain financial covenants under the credit facility with the bank and as of June 30, 2004, we were in compliance with such covenants.

5. Income Taxes

The income tax provision for the six-month period ended June 30, 2004 was $645,254 as compared to a benefit of $492,596 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

Realization of deferred tax assets associated with net operating losses (“NOL”) and tax credit carry forward is dependent upon our being able to generate sufficient taxable income prior to their expiration. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. We will continue to review its estimates of taxable income and will make adjustments to the valuation allowance, when necessary.

Also, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

6. Capital Stock

Private Placement of Stock

On April 16, 2004, we signed an agreement with an investment bank for the private placement of 2,130,000 shares of the Company’s common stock at a price of $5.85 per share (a 10% discount to market). In addition, each of the investors received a 5-year warrant to purchase 3 additional shares of common stock for each 20 shares of common stock purchased in the offering. The agreement requires us to file a registration statement within 30 days of closing and to have the registration statement declared effective within 90 days of closing. In May 2004, we filed a registration statement, which was declared effective on May 21, 2004. We realized net proceeds (after deducting offering expense of $1.0 million) of approximately $11.5 million. We used approximately $5.5 million of the net proceeds to retire all the Company’s outstanding indebtedness to the Bank and the Subordinated Note Holder.

Stock and Stock Option Issuances

During the six months ended June 30, 2004, we (i) issued 830,378 shares of common stock from the exercise of options, (ii) issued options to purchase 145,000 shares of common stock and (iii) cancelled forfeited options to purchase 34,217 shares of common stock. At June 30, 2004, options to purchase 2,193,935 shares of common stock were issued and still outstanding. Outstanding options will expire at various dates through the end of 2012. The exercise price for such options ranges from $0.69 to $6.40 per share. At June 30, 2004, there were 426,526 shares of common stock available for the granting of future options under the Company’s stock option plans.

Warrants

At June 30, 2004, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date
853,040	$1.90	July 31, 2004
50,000	$2.13	October 31, 2005
45,045	$2.22	October 1, 2006
34,722	$1.92	October 1, 2007
319,500	$7.80	April 23, 2009

On July 14, 2004, the warrant for 853,040 shares was fully exercised by the holder and we received $1,620,776 in proceeds, and are required to register such shares on Form S-3 with the Securities & Exchange Commission that we expect to file shortly.

7. Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

In November 2002, FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that we have determined are within the scope of FIN 45.

We enter into indemnification provisions under (i) agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) agreements with investors. Under such provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we agree to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no recorded liabilities for these agreements as of June 30, 2004.

8. Royalty Income

A competitor previously developed several urine sediment analyzers under license agreements using our prior technology. We received royalties under the license of $318,726 and $218,956 for the six months ended June 30, 2004 and 2003.

9. Segment and Geographic Information

Our continuing operations are organized on the basis of products and related services and under SFAS No. 131 operate in two segments: (1) IVD instruments and (2) small laboratory devices and related supplies.

The IVD instrument segment designs, develops, manufactures, markets and distributes IVD systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, products are sold through distributors.

The small laboratory devices segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology and urinalysis. These products are sold worldwide through distributors.

The tables below present information about reported segments:

	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the three months ended June 30, 2004
Revenues	$8,373,271	$1,951,426	—	$10,324,697
Interest income	$20,186	$565	—	$20,751
Interest expense	$1,443	—	$143,831	$145,274
Depreciation and amortization	$408,153	$34,054	$16,717	$458,924
Segment profit	$1,147,420	$349,274	$(765,632)	$731,062
Segment assets	$29,460,562	$2,799,249	$8,187,079	$40,446,890
Investment in long-lived assets	$158,693	$15,193	—	$173,886

For the three months ended June 30, 2003
Revenues	$5,092,435	$1,438,398	—	$6,530,833
Interest income	$9,868	$138	—	$10,006
Interest expense	$2,162	—	$90,288	$92,450
Depreciation and amortization	$190,347	$21,636	$19,104	$231,087
Segment profit (loss)	$60,599	$203,933	$(681,908)	$(417,376)
Segment assets	$15,949,708	$2,223,918	$8,903,318	$27,076,944
Investment in long-lived assets	$315,855	$6,801	—	$322,656

	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the six months ended June 30, 2004
Revenues	$15,774,790	$3,925,344	—	$19,700,134
Interest income	$30,693	$1,111	—	$31,804
Interest expense	$3,073	—	$231,829	$234,902
Depreciation and amortization	$774,830	$72,575	$28,883	$876,288
Other non-cash items	$7,070	—	—	$7,070
Segment profit	$2,325,345	$765,688	$(1,477,897)	$1,613,136
Investment in long-lived assets	$489,077	$36,934	—	$526,011

For the six months ended June 30, 2003
Revenues	$9,936,546	$2,728,427	—	$12,664,973
Interest income	$22,645	$393	—	$23,038
Interest expense	$4,496	—	$182,603	$187,099
Depreciation and amortization	$371,914	$43,870	$39,406	$455,190
Segment profit (loss)	$282,365	$410,733	$(1,924,587)	$(1,231,489)
Investment in long-lived assets	$954,708	$31,446	—	$986,154

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States and totaled $6,459,512 at June 30, 2004. Sales to international customers amounted to approximately $3.5 million and $700,000 during the six months ended June 30, 2004 and 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

•	unexpected technical and marketing difficulties inherent in major product development efforts such as the new platform for our urinalysis workstation,

•	the potential need for changes in our long-term strategy in response to future developments,

•	future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by our products,

•	rapid technological change in the microelectronics and software industries, and

•	increasing competition from imaging and non-imaging based invitro diagnostic products.

Sets forth below are other significant uncertainties and factors affecting forward-looking statements. The readers should understand that uncertainties and other factors identified in this Quarterly Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

Overview

IRIS International, Inc., a Delaware corporation was formed in 1979. Our company currently consists of three operating units. Our largest unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis analyzers. Our StatSpin subsidiary markets small centrifuges and other processing equipment and accessories for rapid specimen processing. Our (ADIR) subsidiary assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition.

In August 2003, we launched the iQ200 IVD urine analyzer. During 2003, we incurred significant expenses relating to the launch of the iQ200, manufacturing learning curve, international expansion and training relating to new product introduction. In addition, we experienced a significant senior management restructuring during 2003 resulting in approximately $1.2 million in costs arising from severance agreements, of which $400,000 occurred during the first quarter of 2003 and the remainder during the fourth quarter of 2003.

We currently generate revenues primarily from two segments: IVD instruments (which includes instruments, consumables supplies and service) and small laboratory device instruments and supplies. We released the iQ200, in the third quarter of 2003. Although we continue to support our legacy models, we expect sales of consumables for such products to diminish gradually as the legacy models are expected to be replaced by the iQ200 and future upgrades.

Our IVD business, Iris Diagnostics, is in a transitional period due to the introduction of its new iQ200 platform product. During this transitional period recurring revenues are impacted by a number of factors; i) a four and a half month time lag between instrument shipment and consumable generation, ii) a delay in service contract and parts revenue due to a 15-month warranty period and iii) lower gross margins due to an increase in sales through international distributors vs. direct customer sales domestically. Management expects revenues and earnings to improve in future periods as the installed base begins to generate recurring revenue to more than offset these transitional effects.

A substantial portion (approximately 80%) of our revenues are derived from our IVD Segment of which consumables supplies and services contribute higher gross margins than revenues from instruments. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers. Once our analyzers and systems are installed, we generate recurring revenue from sales of consumables and service (including parts), which should continue to expand as the installed base of related instruments expands. Sales of small laboratory devices and supplies, sold by StatSpin, primarily consist of centrifuge systems and a new DNA workstation and related supplies. Sales of StatSpin’s products are made worldwide through distributors.

We continue to make significant investments in research and development for new products and enhancements to existing products. We internally fund our research and development programs, however through our ADIR subsidiary; we receive grants from the National Institute of Science and Technology and to a lesser extent, contracts from third parties.

The following table summarizes product technology expenditures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Research and development expense, net	$967,000	$1,333,000	$2,021,000	$2,487,000
Capitalized software development costs	17,000	136,000	31,000	280,000
ADIR research and development grants and contracts	296,000	169,000	400,000	343,000

Total product technology expenditures	$1,280,000	$1,638,000	$2,452,000	$3,110,000

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

Revenue is recorded in accordance with the provisions of EITF Statement No. 00-21 “Revenue Arrangements with Multiple Deliverables” and SAB No. 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Multiple-elements of the Company’s domestic product sales include IVD instruments and training. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from hardware sales.

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

Inventory valuation – We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We recognize that although we have introduced a new urine analyzer in the iQ200, an installed base of the legacy products still exist. We maintain a base supply of service parts for these products, a portion of which is classified as long-term on our balance sheet. Management will periodically review the carrying value of such parts to ensure that they continue to have net realizable value.

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

Results of Operations

Comparison of quarter ended June 30, 2004 to quarter ended June 30, 2003

Sales of IVD instruments are made both domestically and internationally. Our own sales staff makes domestic sales directly to the customer, whereas international sales are made through independent distributors. International sales represented 17% of consolidated net revenues during the three months ended June 30, 2004 compared to 4% during the three months ended June 30, 2003. With the launch of our new iQ200 analyzer, we have increased our focus on the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since our international sales are made through independent distributors, our gross profit margin, on such sales, is lower than domestic sales of the same products.

Net revenues for the quarter ended June 30, 2004 increased by $3.8 million to $10.3 million or 58% over the same period in the prior year. Revenues from the IVD urinalysis segment totaled $8.4 million or 81% of consolidated revenue in the current year, up from $5.1 million or 78% of consolidated revenue in the prior year and included sales of IVD instruments which increased to $3.5 million from $821,000, an increase of 328% over the second quarter of 2003. The increase is primarily due to sales of the iQ200, which first became available in the third quarter of 2003. Sales of the iQ200 and the iQ200 systems accounted for over $3.3 million of the instrument sales in the current period. Sales of IVD system consumables and services increased in the quarter to $4.7 million from $4.2 million during the prior year quarter, an increase of $542,000, primarily due to the larger installed base of IVD instruments. Segment revenues also include royalty and license fees, which increased to $133,000 from $89,000 in the comparable period from the prior year. Revenues from the small laboratory devices segment increased to $2.0 million from $1.4 million, an increase of $513,000 or 36%. This increase is primarily due to increased sales of centrifuges, and the new ThermoBrite® DNA workstation.

Consolidated cost of goods sold increased as a percentage of consolidated net revenues to 54% in the second quarter of 2004 compared to 47% in the second quarter of 2003, which resulted in consolidated net margins of 46% for the current quarter as compared to 53% in the second quarter of 2003.

IVD Instruments’ cost of goods sold as a percentage of related sales amounted to 74% in the current quarter as compared to 83% for the same period in the prior year, which resulted in net margins of 26% and 17%. In the prior year costs were impacted by lower volume of instrument sales. In the current year quarter, revenues were impacted by higher sales through distributors internationally, which generate lower gross margins. In addition we incurred approximately $300,000 in additional costs from engineering and retrofit charges for product improvements and approximately $200,000 in reserves for potential product returns and upgrades. The impact of these charges reduced gross margins by 15% during the current quarter.

IVD Consumables and Services’ cost of goods sold, as a percentage of related sales was 42% for the current quarter as compared to 39% in the same period last year, which resulted in net margins of 58% and 61%. This increase is primarily due to discounts given to international distributors and an increasing proportion of service activity covered by initial warranties on the new iQ200.

Small Laboratory Instruments’ cost of goods sold as a percentage of sales amounted to 51% for the current quarter, the same as the second quarter of last year, which resulted in net margins of 49% in both periods.

Marketing and selling expenses, as a percentage of net revenues were 17% in the quarter ended June 30, 2004, down from 19% in the same period last year. Marketing and selling expenses totaled $1.7 million, compared to $1.2 million for the comparable prior year period, an increase of $520,000. The increase is due primarily to increased commissions due to higher revenues ($163,000) additional sales and technical support personnel costs ($153,000), and additional travel costs ($28,000) all associated with the increased sales activity following the launch of the iQ200. In addition, the current quarter includes $152,000 of costs related to our international sales and support infrastructure, which had not yet been established in the prior year quarter.

General and administrative expenses decreased $50,000 to $1.2 million from $1.3 million in the comparable period in the prior year. General and administrative expenses for the period as a percentage of net revenue were 12% as compared to 19% in the same period in the prior year.

Research and development expenses decreased to $1.0 million for the current quarter from $1.3 million in the second quarter of last year. The decrease is due primarily to a reduction in the expenditures related to the iQ200, which was released in the third quarter of 2003. We expect to continue to invest in research and development during 2004 at a slightly reduced rate as compared to 2003, with our primary focus being on enhancements to our existing products.

Interest expense increased to $145,000 in the quarter ended June 30, 2004 from $92,000 in the comparable quarter of the prior year, primarily due to the write off, in the current quarter, of $120,000 of deferred debt financing charges relating to the repayment of all our outstanding debt with a portion of the proceeds from the private placement.

The income tax provision for the quarter ended June 30, 2004 amounted to $292,000, as compared to a benefit of $167,000 for the quarter ended June 30, 2003. The change is a function of the taxable income or loss. The tax provision is a non-cash item, since the Company has significant deferred tax assets resulting from tax net loss carryforwards.

Comparison of six months ended June 30, 2004 to six months ended June 30, 2003

Sales of IVD instruments are made both domestically and internationally. Our own sales staff makes domestic sales directly to the customer, whereas international sales are made through independent distributors. International sales represented 18% of consolidated net revenues during the six months ended June 30, 2004 compared to 6% during the six months ended June 30, 2003.

Net revenues for the six months ended June 30, 2004 increased by $7.0 million to $19.7 million or 56% over the same period in the prior year. Revenues from the IVD urinalysis segment totaled $15.8 million or 80% of consolidated revenue in the current year, up from $10.0 million or 78% of consolidated revenue in the prior year quarter and included sales of IVD instruments, which increased to $6.1 million from $1.4 million an increase of 331% over the first six months of 2003. The increase is primarily due to sales of the iQ200, which first became available in the third quarter of 2003. Sales of the iQ200 Automated Urine Microscopy Analyzers and the iQ200 Automated Urinalysis Systems accounted for over $5.3 million of the instrument sales in the current period. In spite of a reduction in service revenue due to the disproportional increase in the number of iQ200’s under warranty, sales of IVD system consumables and services increased in the period to $9.4 million from $8.3 million during the prior year period, an increase of $1.1 million, primarily due to the larger installed base of IVD instruments. Segment revenues also include royalty and license fees, which increased to $319,000 from

$219,000 in the comparable period from the prior year. Revenues from the small laboratory devices segment increased to $3.9 million from $2.7 million, an increase of $1.2 million or 44%. This increase is primarily due to increased sales of centrifuges and the new ThermoBrite® DNA denaturation and hybridization station.

Consolidated cost of goods sold as a percentage of net revenues increased to 52% in the first six months of 2004 compared to 47% in the first six months of 2003.

IVD Instruments’ cost of goods sold as a percentage of related sales amounted to 73% in the six-month period as compared to 106% during the same period in the prior year. A much lower volume of instrument sales impacted the prior year period. In the current year period, cost as a percentage of revenues resulted from higher revenues through distributors internationally, which generate lower gross margins. In addition we incurred, approximately $300,000 in additional costs stemming from engineering and retrofit charges for product improvements and approximately $200,000 in reserves for potential product returns and upgrades. The impact of these charges reduced our gross margins by 8% during the six-month period.

IVD Consumables and Services’ cost of goods sold for as a percentage of related sales was 40% for the current year six-month period as compared to 37% in the same period last year. This increase is primarily due to higher international sales through distributors and an increasing proportion of service activity covered by initial warranties on the new iQ200.

Small Laboratory Instruments’ cost of goods for as a percentage of sales totaled 51% for the current period, as compared to 52% in the first six months of last year.

Marketing and selling expenses, as a percentage of net revenues were 16% in the six months ended June 30, 2004, down from 17% in the same period last year. Marketing and selling expenses totaled $3.2 million, compared to $2.2 million for the comparable prior year period, an increase of $1.0 million. The increase is due primarily to increased commissions due to higher revenues ($250,000) additional sales and technical support personnel costs ($318,000), additional travel costs ($91,000) and all associated with the increased sales activity following the launch of the iQ200. In addition, the current period includes $282,000 of costs related to our international sales and support infrastructure, which had not yet been established in the prior year period.

General and administrative expenses decreased $635,000 to $2.4 million from $3.0 million in the comparable period in the prior year. The decrease includes non-recurring costs of $400,000 incurred in the prior year period associated with a management restructuring and a reduction of board related expenses of $76,000 in the current year period. General and administrative expenses for the period as a percentage of net revenue were 12% as compared to 24% in the same period in the prior year.

Research and development expenses decreased to $2.0 million for the six months ended June 30, 2004 from $2.5 million in the same period last year. The decrease is due primarily to a reduction in the expenditures related to the iQ200, released in the third quarter of 2003. We expect to continue to invest in research and development during 2004 at a slightly reduced rate as compared to 2003, with our primary focus being on enhancements to our existing products.

Interest expense increased to $235,000 in the six months ended June 30, 2004 from $187,000 in the comparable period of the prior year primarily due to the write off of $121,000 of deferred financing charges when we repaid our outstanding debt in April.

The income tax provision for the six months ended June 30, 2004 amounted to $645,000, as compared to a benefit of $493,000 for the six months ended June 30, 2003. The change is a function of the taxable income or loss. This tax provision is a non-cash item, since the Company has significant deferred tax assets, resulting from the use of tax loss carryforwards.

Contractual Obligations and Contingent Liabilities and Commitments

The following table aggregates the Company’s expected contractual obligations and commitments subsequent to June 30, 2004:

	Payments Due by Period (in Thousands)
Contractual Obligations	2004	2005	2006	2007	Totals
Long term debt	$—	$—	$—	$—	$—
Short term borrowings	—	—	—	—	—
Capital lease commitments	31	40	18	3	92
Operating lease commitments	265	462	428	—	1,155

Total Contractual cash commitments	$296	$502	$446	$3	$1,247

Liquidity and Capital Resources

Our primary source of liquidity is cash flow generated from operations, which depends heavily on sales of our IVD urinalysis systems and subsequent sales of consumables and service for these systems as well as the sale of small laboratory devices and supplies. Cash and cash equivalents amounted to $10.3 million at June 30, 2004, up from $2.4 million at December 31, 2003.

Cash provided by operations for the six months ended June 30, 2004, amounted to $411,000 as compared to cash used in operations of $883,000 in the prior year, a $1.3 million improvement. The primary reason for the improvement is we had pretax income of $1.6 million during the current year period compared to a pretax loss of $1.2 million during the same period of the prior year, a $2.8 million improvement which was offset by an increase in receivables of $1.0 million plus a $676,000 reduction in accounts payable and accrued expenses during the current year.

Cash used in investing activities totaled $329,000 during the first six months of 2004 as compared to $861,000 used in the same period of the prior year. The decrease is due to the reduction in expenditures for property and equipment and capitalized software development from prior year level partially offset by $197,000 realized from the sale of short-term investments.

Net cash provided by financing activities amounted to $7.7 million during the first six months of 2004 as compared to $698,000 during the same period of the prior year. During the current year we raised $11.5 million from the private placement of Company stock and an additional $1.3 million from the exercise of stock options and the sale of stock to employees through our Employee Stock Purchase Plan partially offset by repayment of outstanding debt.

On April 22, 2004, we completed the private placement of 2,130,000 shares of the Company’s common stock at $5.85 per share. Each investor received a 5-year warrant to purchase 3 additional shares of common stock at $7.80 per share for each 20 shares of common stock purchased in the offering. In May 2004, we filed a registration statement, which was declared effective on May 21, 2004. We realized net proceeds (after deducting offering expenses of $1.0 million) of approximately $11.5 million. We used approximately $5.5 million of the net proceeds to retire our outstanding indebtedness to the Bank and the Subordinated Note Holder.

In May 2004, we signed a new credit facility with our bank, consisting of a $10.0 million line of credit for acquisitions and product opportunities and a $6.5 million revolving line of credit for working capital. As of June 30, 2004, there were no borrowings under the new credit facility. The Company is subject to certain financial covenants under the credit facility the bank and as of June 30, 2004 was in compliance with such covenants.

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

We operate in a consolidating industry that creates barriers to our market penetration.

The healthcare industry in recent years has been characterized by consolidation. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once. Large suppliers can often equip an entire laboratory and offer hospital chains and groups one-stop shopping for laboratory instruments, supplies and service. Larger suppliers also typically offer annual rebates to their customers based on the customer’s total volume of business with the supplier. The convenience and rebates offered by these large suppliers are administrative and financial incentives that we do not offer our customers. Our plans for further market penetration in the urinalysis market will depend in part on our ability to overcome these and any new barriers resulting from continued consolidation in the healthcare industry. The failure to overcome such barriers could have a material adverse effect on our financial condition or results of operation.

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

As of June 30, 2004, IRIS has deferred tax assets in excess of $8.0 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. There is no assurance that we will be able to generate taxable income in the years that the differences reverse.

Our success depends largely on sales of laboratory instruments and related sales of consumables and service contracts.

Historically, we derived most of our revenues from the sale of urinalysis workstations. Relatively modest declines in unit sales or gross margins for this product line could diminish our revenues and profits. In addition, because our installed instruments utilize a large volume of consumables and produce service revenue, any decline in our installed base will diminish our revenues and profits even further.

We rely on independent and some single-source suppliers for key components of our instruments. Any delay or disruption in the supply of components may prevent us from selling our products and negatively impact our operations.

Certain of our components are obtained from outside vendors, the loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to our customers. Furthermore certain key components of our instruments are manufactured by only one supplier. For example, ARKRAY is the single source supplier for our new line of urine chemistry analyzers and related consumable products and spare parts. Roche Diagnostics is the sole source for our proprietary CHEMSTRIP/IRIStrip urine test strips and related urine test strip readers, both used in the Model 500 and 939 UDx urinalysis workstations. Because these suppliers are the only vendors with which we have a relationship for a particular component, we may be unable to sell products if one of these suppliers becomes unwilling or unable to deliver components meeting our specifications. Our inability to sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry as well as our financial condition and results of operation.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not presently involved in any litigation.

Item 6. Exhibits And Reports On Form 8-K.[needs to be updated]

(a) Exhibits

Exhibit Number	Description	Reference Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer	*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer	*

*	filed herewith

(b) Reports on Form 8-K

During the three months ended June 30, 2004, the following Form 8-Ks were filed:

•	Current report on Form 8-K dated April 20, 2004
•	Current report on Form 8-K dated April 23, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2004

IRIS INTERNATIONAL, INC.

By:	/s/ Martin G. Paravato
Martin G. Paravato
Chief Financial Officer