Form 10-Q
period 2004-09-30
IRIS INTERNATIONAL INC
filed 2004-11-10
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File No.
September 30, 2004	No. 1-9767

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

IRIS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2579751
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9172 Eton Avenue, Chatsworth, CA.	91311
(Address of principal executive offices)	(Zip Code)

(818) 709-1244

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant had 15,951,333 shares of common stock issued and outstanding as of November 2, 2004.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,258,733	$2,443,995
Accounts receivable, net of allowance for doubtful accounts and sales returns of $477,174 and $312,066	7,859,002	7,193,058
Inventories, net	6,175,308	5,352,601
Prepaid expenses and other current assets	641,611	461,706
Investment available for sale	179,616	581,910
Deferred tax asset	1,573,431	1,573,431

Total current assets	29,687,701	17,606,701
Property and equipment, at cost, net of accumulated depreciation of $6,009,465 and $5,510,111	3,695,232	3,613,233
Goodwill	188,911	188,911
Software development costs, net of accumulated amortization of $2,048,008 and $1,655,458	2,050,496	2,396,851
Deferred tax asset	6,121,169	7,220,407
Inventories – long term portion	403,745	973,593
Other assets	1,044,093	480,734

Total assets	$43,191,347	$32,480,430

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$3,154,500	$3,635,696
Accrued expenses	2,729,870	2,955,955
Short-term borrowings	—	2,900,000
Current portion of long-term debt	—	350,000
Deferred revenue	1,020,906	1,150,643

Total current liabilities	6,905,276	10,992,294

Long-term debt	—	1,782,192
Deferred revenue, long term	224,552	238,498

Total liabilities	7,129,828	13,012,984

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value, authorized: 50,000,000 shares, issued and outstanding shares: 15,877,463 and 11,901,461	158,724	119,013
Additional paid-in capital	59,698,813	44,717,090
Unearned compensation	(121,061)	(44,843)
Accumulated other comprehensive income (loss)	—	(200,008)
Accumulated deficit	(23,674,957)	(25,123,806)

Total shareholders’ equity	36,061,519	19,467,446

Total liabilities and shareholders’ equity	$43,191,347	$32,480,430

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,
	2004	2003
Sales of IVD instruments	$4,033,995	$2,330,079
Sales of IVD consumables and service	5,335,880	4,379,321
Sales of small laboratory devices and supplies	2,376,489	1,534,873
Royalty and license revenues	17,523	176,660

Net revenues	11,763,887	8,420,933

Cost of goods - IVD instruments	2,664,169	1,850,473
Cost of goods - IVD consumables and service	2,062,531	1,552,308
Cost of goods - small laboratory devices and supplies	1,226,021	754,192

Cost of goods sold	5,952,721	4,156,973

Gross margin	5,811,166	4,263,960

Marketing and selling expenses	1,821,455	1,551,107
General and administrative expenses	1,627,711	1,383,649
Research and development, net	1,059,880	1,039,511

Total operating expenses	4,509,046	3,974,267

Operating income	1,302,120	289,693

Other income (expense):
Interest income	35,259	6,944
Interest expense	(4,398)	(83,358)
Other (expense) income	(531,366)	486

Income before income taxes	801,615	213,765

Provision for income taxes	320,646	85,506

Net income	$480,969	$128,259

Basic and diluted net income per share	$0.03	$0.01

Basic - average shares outstanding	15,706,922	11,208,431

Diluted – average shares outstanding	16,708,906	12,450,707

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the nine months ended September 30,
	2004	2003
Sales of IVD instruments	$10,094,038	$3,735,792
Sales of IVD consumables and service	14,731,901	12,691,198
Sales of small laboratory devices and supplies	6,301,833	4,263,300
Royalty and license revenues	336,249	395,616

Net revenues	31,464,021	21,085,906

Cost of goods - IVD instruments	7,116,244	3,340,848
Cost of goods - IVD consumables and service	5,825,949	4,650,072
Cost of goods - small laboratory devices and supplies	3,226,886	2,173,331

Cost of goods sold	16,169,079	10,164,251

Gross margin	15,294,942	10,921,655

Marketing and selling expenses	5,052,678	3,740,814
General and administrative expenses	4,041,369	4,431,778
Research and development, net	3,080,424	3,526,836

Total operating expenses	12,174,471	11,699,428

Operating income (loss)	3,120,471	(777,773)

Other income (expense):
Interest income	67,063	29,982
Interest expense	(239,300)	(270,457)
Other (expense) income	(533,483)	524

Income (loss) before income taxes (benefit)	2,414,751	(1,017,724)

Provision (benefit) for income taxes	965,900	(407,090)

Net income (loss)	$1,448,851	$(610,634)

Basic net income (loss) per share	$0.10	$(0.06)

Diluted net income (loss) per share	$0.09	$(0.06)

Basic - average shares outstanding	13,970,499	11,088,869

Diluted – average shares outstanding	15,328,041	11,088,869

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,448,851	$(610,634)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Deferred taxes, net	965,900	(446,652)
Depreciation and amortization	1,128,587	681,334
Common stock and stock option compensation	102,986	57,738
Loss on sale/write down of investment	538,436	—
Changes in operating assets and liabilities:
Accounts receivable	(828,019)	(1,164,138)
Service contracts, net	18,392	322,948
Inventories, net	(252,859)	(337,905)
Prepaid expenses and other current assets	(179,905)	(162,225)
Other assets	(776,796)	(27,438)
Accounts payable	(481,196)	532,891
Accrued expenses	(185,274)	484,070

Net cash provided by (used in) operating activities	1,499,103	(670,011)

Cash flows from investing activities:
Acquisition of property and equipment	(588,876)	(1,187,908)
Loan to related party	—	125,000
Software development costs	(46,195)	(423,775)
Sale of short term investments	197,204	—

Net cash used in investing activities	(437,867)	(1,486,683)

Cash flows from financing activities:
Issuance of common stock for cash	14,842,229	506,897
Borrowings under line of credit	2,900,000	7,000,000
Repayments of line of credit	(5,800,000)	(5,500,000)
Repayments of term loan	(1,079,165)	(235,485)
Repayments of notes payable	(1,068,750)	(875,250)
Payments of capital lease obligations	(40,812)	(36,508)

Net cash provided by financing activities	9,753,502	859,654

Net increase (decrease) in cash and cash equivalents	10,814,735	(1,297,040)
Cash and cash equivalents at beginning of period	2,443,995	2,336,973

Cash and cash equivalents at end of period	$13,258,733	$1,039,933

Supplemental schedule of non-cash financing activities:
Issuance of common stock for services	$179,204	$152,596

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$56,118	$56,064
Cash paid for interest	$96,586	$146,723

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the three months ended September 30,
	2004	2003
Net income (loss)	$480,969	$128,259
Unrealized gain (loss) on investments, net of taxes	—	(50,869)
Reclassification adjustment, net of taxes	61,069	—

Comprehensive income	$542,038	$77,390

	For the nine months ended September 30,
	2004	2003
Net income (loss)	$1,448,851	$(610,634)
Unrealized gain (loss) on investments, net of taxes	—	(215,037)
Reclassification adjustment, net of taxes	318,819	—

Comprehensive income	$1,767,670	$(825,671)

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

2. Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of its operations for the three and nine-month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily hospitals, clinical and research laboratories, and distributors. IRIS performs ongoing credit evaluations of its customers before granting uncollateralized credit. The Company may require its customers to provide letters of credit in certain circumstances. The Company does not have any single customer which accounts for 10% or more of its consolidated revenues or 10% or more of its accounts receivable at the balance sheet date.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, the Company believes its allowance for doubtful accounts as of September 30, 2004 is adequate.

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

Investment available for sale

Management classifies the investment in the common shares of Applied Imaging Corporation (NASDAQ: AICX), as available for sale. Investments in available for sale securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity until realized, or until management believes a permanent decline in value has occurred. Realized gains and losses are included in earnings. At September 30, 2004, management determined that a permanent decline in value had taken place and wrote down the value of the investment by $531,000.

Property and Equipment and Depreciation

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

Goodwill

Goodwill is recorded at cost. The realizability of the goodwill is evaluated at least annually, or as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. At September 30, 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. The Company capitalized $46,195 and $423,775 of software development costs and recorded amortization of software development costs of $375,000 and $000,000 during the nine months ended September 30, 2004 and 2003.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement on Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148. SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted. The Company accounts for stock-based awards to non-employees in accordance with SFAS No. 123 and EITF 96-18. An expense is recognized for common stock, warrants or options issued or re-priced, for services rendered by non-employees based on the estimated fair value of the security exchanged.

If compensation expense for the stock options had been determined using “fair value” at the grant date for awards during 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$480,969	$128,259	$1,448,851	$(610,634)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	27,705	11,811	61,792	34,643

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(147,238)	(107,972)	(607,391)	(417,099)

Net income (loss) pro forma	$361,436	$32,128	$903,252	$(993,090)

Income (loss) per diluted share as reported	$0.03	$0.01	$0.09	$(0.06)

Income (loss) per diluted share pro forma	$0.02	$0.00	$0.06	$(0.09)

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing with a fixed and determinable sales price, b) customer credit worthiness has been established, and c) delivery of the product based on shipping terms. The majority of domestic IVD instrument sales generally require installation and training to be performed.

Revenue is recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement No. 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Multiple elements of the Company’s domestic product sales and typically include IVD instruments and training. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from hardware sales. Accordingly, IRIS allocates revenue to each element in a multiple- element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. Common stock equivalents for the nine months ended September 30, 2004 included 821,585 from stock options and 535,958 from warrants. Common stock equivalents for the previous year’s period have been excluded from the computation because their effect is antidilutive.

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

3. Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Finished goods	$1,730,580	$1,851,895
Work-in-process	680,616	702,666
Raw materials, parts and sub-assemblies	4,167,857	3,771,633

	6,579,053	6,326,194
Less non-current portion	(403,745)	(973,593)

Inventories – current portion	$6,175,308	$5,352,601

4. Short-Term Borrowings and Notes Payable

In April 2004, the Company used a portion of the proceeds it received from a private placement of common stock to retire all outstanding indebtedness to its former bank and subordinated note holder. See Note 6.

In May 2004, the Company signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of September 30, 2004, there were no borrowings under the new credit facility. The Company is subject to certain financial covenants under the credit facility with the bank and as of September 30, 2004, the Company was in compliance with such covenants.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Income Taxes

The income tax provision for the nine-month period ended September 30, 2004 was $965,900 as compared to a benefit of $407,090 for the comparable period last year. The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

Realization of deferred tax assets associated with net operating losses (“NOL”) and tax credit carry forward is dependent upon our being able to generate sufficient taxable income prior to their expiration. The Company believes that it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. The Company will continue to review the estimates of taxable income and will make adjustments to the valuation allowance, when necessary.

Also, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

6. Capital Stock

Private Placement of Stock

On April 16, 2004, the Company signed an agreement with an investment bank for the private placement of 2,130,000 shares of the Company’s common stock at a price of $5.85 per share (a 10% discount to market). In addition, each of the investors received a 5-year warrant to purchase 3 additional shares of common stock for each 20 shares of common stock purchased in the offering. The agreement requires the Company to file a registration statement within 30 days of closing and to have the registration statement declared effective within 90 days of closing. In May 2004, the Company filed a registration statement, which was declared effective on May 21, 2004. The Company realized net proceeds (after deducting offering expense of $1.0 million) of approximately $11.5 million. The Company used approximately $5.5 million of the net proceeds to retire all of its outstanding indebtedness to its former bank and subordinated note holder.

Stock and Stock Option Issuances

During the nine months ended September 30, 2004, the Company (i) issued 961,395 shares of common stock from the exercise of options, (ii) issued options to purchase 183,000 shares of common stock and (iii) cancelled and forfeited options to purchase 40,817 shares of common stock. At September 30, 2004, options to purchase 2,094,318 shares of common stock were issued and still outstanding. Outstanding options will expire at various dates through the end of 2012. The exercise price for such options ranges from $0.69 to $7.08 per share. At September 30, 2004, there were 366,158 shares of common stock available for the granting of future options under the Company’s stock option plans.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

At September 30, 2004, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date
50,000	$2.13	October 31, 2005
45,045	$2.22	October 1, 2006
34,722	$1.92	October 1, 2007
319,500	$7.80	April 23, 2009

On July 14, 2004, a warrant for 853,040 shares was fully exercised by the holder and the Company received $1,620,776 in proceeds.

7. Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.” The following is a summary of the Company’s agreements that it has determined are within the scope of FIN 45.

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of September 30, 2004.

8. Royalty Income

A competitor previously developed several urine sediment analyzers under license agreements using the Company’s technology. The Company received royalties under the license of $336,249 and $395,616 for the nine months ended September 30, 2004 and 2003.

9. Segment and Geographic Information

The Company’s continuing operations are organized on the basis of products and related services, and under SFAS No. 131, the Company operates in two segments: (1) IVD instruments and (2) small laboratory devices and related supplies.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below present information about reported segments:

	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the three months ended Sept. 30, 2004
Revenues	$9,387,398	$2,376,489	$—	$11,763,887
Interest income	$33,867	$1,392	$—	$35,259
Interest expense	$1,168	$—	$3,230	$4,398
Depreciation and amortization	$301,538	$32,787	$20,960	$355,285
Segment profit	$1,250,077	$610,406	$(1,058,868)	$801,615
Segment assets	$32,250,609	$3,246,138	$7,694,600	$43,191,347
Investment in long-lived assets	$71,074	$37,986	$—	$109,060

For the three months ended Sept. 30, 2003
Revenues	$6,886,060	$1,534,873	$—	$8,420,933
Interest income	$780	$164	$—	$944
Interest expense	$1,988	$—	$81,370	$83,358
Depreciation and amortization	$241,316	$22,536	$20,030	$283,882
Segment profit (loss)	$842,803	$235,894	$(864,932)	$213,765
Segment assets	$17,502,865	$2,350,654	$8,869,391	$28,722,910
Investment in long-lived assets	$617,234	$8,295	$—	$625,529

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the nine months ended Sept. 30, 2004
Revenues	$25,162,188	$6,301,833	$—	$31,464,021
Interest income	$64,560	$2,503	$—	$67,063
Interest expense	$4,241	$—	$235,059	$239,300
Depreciation and amortization	$1,076,368	$105,362	$49,843	$1,231,573
Other non-cash items	$538,436	$—	$—	$538,436
Segment profit	$3,575,422	$1,376,094	$(2,536,765)	$2,414,751
Investment in long-lived assets	$560,151	$74,920	$—	$635,071

For the nine months ended Sept. 30, 2003
Revenues	$16,822,606	$4,263,300	$—	$21,085,906
Interest income	$29,425	$557	$—	$29,982
Interest expense	$6,484	$—	$263,973	$270,457
Depreciation and amortization	$613,230	$66,406	$59,436	$739,072
Segment profit (loss)	$1,125,168	$646,627	$(2,789,519)	$(1,017,724)
Investment in long-lived assets	$1,571,942	$39,741	$—	$1,611,683

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States and totaled $6,978,732 at September 30, 2004. Sales to international customers amounted to approximately $5.9 million and $2.2 million during the nine months ended September 30, 2004 and 2003.

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

Set forth below are other significant uncertainties and factors affecting forward-looking statements. The readers should understand that uncertainties and other factors identified in this Quarterly Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

Overview

IRIS International, Inc. currently consists of three operating units. Our largest unit, Iris Diagnostics division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis analyzers. Our StatSpin subsidiary markets small centrifuges and other processing equipment and accessories for rapid specimen processing. Our Advanced Digital Imaging Research, LLC (ADIR) subsidiary assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition.

We currently generate revenues primarily from two segments: IVD instruments, which includes instruments, consumables supplies and service, and small laboratory device instruments and supplies. We released our newest product, the iQ200 IVD urine analyzer, in the third quarter of 2003. Although we continue to support our legacy models, we expect sales of consumables for our legacy models to diminish gradually as they are replaced by the iQ200 and future upgrades.

Our IVD business has been in a transition since the introduction of the iQ200 platform product in August 2003. During this transitional period, recurring revenues were impacted by a number of factors, including (i) a four and a half month time lag between instrument shipment and consumable generation, and (ii) a delay in service contract and parts revenue due to a 15-month warranty period. Commencing in the third quarter of 2004, we experienced an increase in sales of IVD consumables as our installed base of iQ200 instruments began to generate recurring revenues. We expect revenues and earnings to continue to improve in future periods as the installed base of iQ200 instruments continues to increase.

Approximately 80% of our revenues are derived from our IVD business, of which consumables supplies and services contribute higher gross margins than revenues from instrument sales. Consumables products include chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers. Once our analyzers and systems are installed, we generate recurring revenue from sales of consumables and service (including parts), which should continue to expand as the installed base of related instruments expands.

Sales of small laboratory devices and supplies, sold by StatSpin, primarily consist of centrifuge systems and a new DNA workstation and related supplies. Sales of StatSpin’s products are made worldwide through distributors.

Research and Development

We continue to make significant investments in research and development for new products and enhancements to existing products. We internally fund our research and development programs, and through our ADIR subsidiary, we receive grants from the National Institute of Science and Technology and, to a lesser extent, contracts from third parties.

The following table summarizes product technology expenditures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Research and development expense, net	$1,060,000	$1,040,000	$3,080,000	$3,527,000
Capitalized software development costs	15,000	144,000	46,000	424,000
ADIR research and development grants and contracts	456,000	333,000	856,000	676,000

Total product technology expenditures	$1,531,000	$1,517,000	$3,982,000	$4,627,000

Critical Accounting Policies, Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 of the notes to our consolidated financial statements, and of those policies, we believe that the following accounting policies involve the greatest degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue recognition. We derive our revenues from the sale of IVD instruments, consumable supplies and services for IVD systems, and small laboratory devices and related supplies. We recognize revenue once all of the following conditions have been met: (i) an authorized purchase order has been received in writing with a fixed and determinable sales price, (ii) customer credit worthiness has been established, and (iii) delivery of the product has been made based on shipping terms. The majority of domestic IVD instrument sales generally require that we install the instrument at our customer’s facility and train personnel in the instrument’s use.

We record revenue in accordance with EITF Statement No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and SAB No. 104, “Revenue Recognition in Financial Statements,” which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Multiple-elements of our domestic product sales include IVD instruments and training. We value training services based on hourly rates that we charge for these services when sold separately from hardware sales. Accordingly, we allocate revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Inventory valuation. We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We recognize that although we have introduced a new urine analyzer in the iQ200, an installed base of the legacy products still exist. We maintain a base supply of service parts for these products, a portion of which is classified as long-term on our balance sheet. Management will periodically review the carrying value of such parts to ensure that they continue to have net realizable value.

Capitalized Software. We capitalize software development costs in connection with our development of our urine analyzers. We account for such software development in accordance with SFAS No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues.

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

Income taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Results of Operations

Comparison of quarter ended September 30, 2004 to quarter ended September 30, 2003

Sales of IVD instruments are made both domestically and internationally. Our own sales staff makes domestic sales directly to the customer, whereas international sales are made through independent distributors. International sales represented 20% of consolidated net revenues during the three months ended September 30, 2004 compared to 17% during the three months ended September 30, 2003. With the launch of our new iQ200 analyzer, we have increased our focus on the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since our international sales are made through independent distributors, our gross profit margin on such sales is lower than domestic sales of the same products.

Net revenues for the quarter ended September 30, 2004 increased by $3.3 million to $11.8 million or 40% over the same period in the prior year. Revenues from the IVD urinalysis segment totaled $9.4 million or 80% of consolidated revenue in the current year, up from $6.9 million or 82% of consolidated revenue in the prior year, and included sales of IVD instruments which increased to $4.0 million from $2.3 million, an increase of 73% over the third quarter of 2003. The increase is primarily due to sales of the iQ200, which first became available in the third quarter of 2003. Sales of the iQ200 Automated Urine Microscopy Analyzers and the iQ200 Automated Urinalysis Systems accounted for nearly all of the instrument sales in the current period. Sales of IVD system consumables and services increased in the quarter to $5.3 million from $4.4 million during the prior year quarter, an increase of $957,000, primarily due to the larger installed base of IVD instruments. Revenues also include royalty and license fees, which decreased to $18,000 from $177,000 in the comparable period from the prior year. Revenues from the small laboratory devices segment increased to $2.4 million from $1.5 million, an increase of $842,000 or 55%. This increase is primarily due to increased sales of centrifuges, and the new ThermoBrite® DNA workstation.

Consolidated cost of goods sold increased as a percentage of consolidated net revenues to 51% in the third quarter of 2004 compared to 49% in the third quarter of 2003, which resulted in consolidated net margins of 49% for the current quarter as compared to 51% in the third quarter of 2003.

IVD Instruments’ cost of goods sold as a percentage of related sales amounted to 66% in the current quarter as compared to 79% for the same period in the prior year, which resulted in net margins of 34% and 21%. In the prior year quarter, costs were impacted by the lower volume of instrument sales, whereby fixed overhead was allocated to fewer units as compared to the current quarter. In the current year quarter, revenues were impacted by higher sales through distributors internationally, which generally generate lower gross margins. In addition, we incurred approximately $50,000 in reserves for potential product returns and upgrades.

IVD Consumables and Services’ cost of goods sold as a percentage of related sales was 39% for the current quarter as compared to 35% in the same period last year, which resulted in net margins of 61% and 65%. This increase is primarily due to discounts given to international distributors and an increasing proportion of service activity covered by initial warranties on the new iQ200.

Small Laboratory Instruments’ cost of goods sold as a percentage of sales amounted to 52% for the current quarter, as compared to 49% for the third quarter of last year, which resulted in net margins of 48% and 51%. The lower profit margin results from increased sales of lower margin products.

As a percentage of net revenues, marketing and selling expenses were 15% in the quarter ended September 30, 2004, down from 18% in the same period last year. Marketing and selling expenses totaled $1.8 million, compared to $1.6 million for the comparable prior year period, an increase of $270,000. The increase is due primarily to increased commissions due to higher revenues ($53,000), additional sales and technical support personnel costs ($121,000), and additional travel costs ($2,000), all associated with the increased sales activity following the launch of the iQ200. In addition, the current quarter includes $55,000 of costs related to our international sales and support infrastructure, which was first established in July 2003.

General and administrative expenses increased $244,000 to $1.6 million from $1.4 million in the comparable period in the prior year. General and administrative expenses for the period as a percentage of net revenue were 14% as compared to 16% in the same period in the prior year. The increase is due primarily to $181,000 expended in the current year’s quarter to comply with provisions of Section 404 of the Sarbanes-Oxley Act of 2002. The Company expects to incur at least $100,000 in additional costs during the fourth quarter of 2004.

These expenses increased slightly to $1.1 million for the current quarter from $1.0 million in the third quarter of last year. We expect to continue to invest in research and development during 2004 at a slightly reduced rate as compared to 2003, with our primary focus on enhancements to our existing products.

Interest income increased to $35,000 during the quarter as compared to $7,000 for the prior year quarter due to the increased cash and cash equivalents available for investment. Interest expense decreased to $4,400 in the quarter ended September 30, 2004 from $83,000 in the comparable quarter of the prior year, primarily due to the repayment of all our outstanding debt with a portion of the proceeds from the private placement in 2004.

Other income (expense) decreased to an expense of $531,000 during the quarter as compared to income of $486 for the prior year quarter, due to the write down in the third quarter in the amount of approximately $534,000 on an investment available for sale. The income tax provision for the quarter ended September 30, 2004 amounted to $321,000, as compared to $86,000 for the quarter ended September 30, 2003. The change is a function of the taxable income or loss. The tax provision is a non-cash item, as we have significant deferred tax assets resulting from tax net loss carryforwards.

Comparison of nine months ended September 30, 2004 to nine months ended September 30, 2003

Sales of IVD instruments are made both domestically and internationally. Our own sales staff makes domestic sales directly to the customer, whereas international sales are made through independent distributors. International sales represented 19% of consolidated net revenues during the nine months ended September 30, 2004 compared to 10% during the nine months ended September 30, 2003.

Net revenues for the nine months ended September 30, 2004 increased by $10.4 million to $31.5 million or 49% over the same period in the prior year. Revenues from the IVD urinalysis segment totaled $25.2 million or 80% of consolidated revenue in the current year, up from $16.8 million or 80% of consolidated revenue in the prior year quarter, and included sales of IVD instruments, which increased to $10.1 million from $3.7 million, an increase of 170% over the first nine months of 2003. The increase is primarily due to sales of the iQ200, which first became available in the third quarter of 2003. Sales of the iQ200 Automated Urine Microscopy Analyzers and the iQ200 Automated Urinalysis Systems accounted for nearly all of the instrument sales in the current period. In spite of a reduction in service revenue due to the disproportional increase in the number of iQ200’s under warranty, sales of IVD system consumables and services increased in the period to $14.7 million from $12.7 million during the prior year period, an increase of $2.0 million, primarily due to the larger installed base of IVD instruments. IVD urinalysis segment revenues also include royalty and license fees, which decreased to $336,000 from $396,000 in the comparable period from the prior year. Revenues from the small laboratory devices segment increased to $6.3 million from $4.3 million, an increase of $2.0 million or 48%. This increase is primarily due to increased sales of centrifuges and the new ThermoBrite® DNA denaturation and hybridization station.

Consolidated cost of goods sold as a percentage of net revenues increased to 51% in the first nine months of 2004 compared to 48% in the first nine months of 2003, which resulted in consolidated net margins of 49% and 52% for the nine-month periods.

IVD Instruments’ cost of goods sold as a percentage of related sales amounted to 70% in the nine-month period as compared to 89% during the same period in the prior year, which resulted in gross profit margins of 30% and 11% for the nine-month periods. A much lower volume of instrument sales impacted the prior year period. In the current year period, cost of goods sold as a percentage of revenues resulted from higher revenues through distributors internationally, which generate lower gross margins. In addition we incurred, approximately $300,000 in additional costs stemming from engineering and retrofit charges for product improvements and approximately $250,000 in reserves for potential product returns and upgrades. The impact of these charges reduced our gross margins by 5% during the nine-month period of 2004.

IVD Consumables and Services’ cost of goods sold for as a percentage of related sales was 40% for the current year nine-month period as compared to 37% in the same period last year, which resulted in gross profit margins of 60% and 63% for the nine-month periods. This increase is primarily due to higher international sales through distributors and an increasing proportion of service activity covered by initial warranties on the new iQ200.

Small Laboratory Instruments’ cost of goods for as a percentage of sales totaled 51% for the current period, as compared to 51% in the first nine months of last year, which resulted in gross profit margins of 49% in both periods.

Marketing and selling expenses, as a percentage of net revenues were 16% in the nine months ended September 30, 2004, down from 18% in the same period last year. Marketing and selling expenses totaled $5.1 million, compared to $3.7 million for the comparable prior year period, an increase of $1.3 million. The increase is due primarily to increased commissions due to higher revenues ($303,000), additional sales and technical support personnel costs ($439,000), and additional travel costs ($93,000), all associated with the increased sales activity following the launch of the iQ200. In addition, the current period includes $337,000 of costs related to our international sales and support infrastructure, which was first established in July 2003.

General and administrative expenses decreased $390,000 to $4.0 million from $4.4 million in the comparable period in the prior year. The decrease includes non-recurring costs of $400,000 incurred in the prior year period associated with a management restructuring and a reduction of board related expenses of $76,000 in the current year period which was partially offset by $181,000 of increased professional fees in 2004 associated with compliance with provisions of the Sarbanes-Oxley Act of 2002. General and administrative expenses for the period as a percentage of net revenue were 13% as compared to 21% in the same period in the prior year.

Research and development expenses decreased to $3.1 million for the nine months ended September 30, 2004 from $3.5 million in the same period last year. The decrease is due primarily to a reduction in the expenditures related to the iQ200, released in the third quarter of 2003. We expect to continue to invest in research and development during 2004 at a slightly reduced rate as compared to 2003, with our primary focus being on enhancements to our existing products.

Interest expense decreased to $239,000 in the nine months ended September 30, 2004 from $270,000 in the comparable period of the prior year primarily due to the fact that we repaid our outstanding debt in April 2004, partially offset by the write off of $121,000 of deferred financing charges at that time.

Other income (expense) decreased to an expense of $533,000 in the nine months ended September 30, 2004 from income of $524 in the nine months ended September 30, 2003, due to the write down in the third quarter in the amount of approximately $534,000 on the investment available for sale.

The income tax provision for the nine months ended September 30, 2004 amounted to $966,000, as compared to a benefit of $407,000 for the nine months ended September 30, 2003. The change is a function of the taxable income or loss. This tax provision is a non-cash item, as we have significant deferred tax assets resulting from the use of tax loss carryforwards.

Off-Balance Sheet Arrangements

At September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.”

Contractual Obligations and Contingent Liabilities and Commitments

The following table aggregates the Company’s expected contractual obligations and commitments subsequent to September 30, 2004:

	Payments Due by Period (in thousands)
	2004	2005	2006	2007	Totals
Contractual Obligations

Long term debt	$—	$—	$—	$—	$—
Short term borrowings	—	—	—	—	—
Capital lease commitments	16	40	18	3	77
Operating lease commitments	132	462	428	—	1,022

Total Contractual cash commitments	$148	$502	$446	$3	$1,099

Liquidity and Capital Resources

Our primary source of liquidity is cash flow generated from operations, which depends heavily on sales of our IVD urinalysis systems and subsequent sales of consumables and service for these systems, as well as the sale of small laboratory devices and supplies. During the nine months ended September 30, 2004, we also realized $9.5 million in cash from financing activities, as described below. Cash and cash equivalents amounted to $13.3 million at September 30, 2004, up from $2.4 million at December 31, 2003.

Cash provided by operations for the nine months ended September 30, 2004 amounted to $1.5 million as compared to cash used in operations of $670,000 in the prior year, a $2.2 million improvement. The primary reason for the improvement is we had pretax income of $2.4 million during the current year period compared to a pretax loss of $1.0 million during the same period of the prior year, a $3.4 million improvement which was offset by an increase in receivables of $828,000 million plus a $666,000 reduction in accounts payable and accrued expenses during the current year. In addition during the nine months ended September 30, 2004, operating cash flow was impacted by the non-cash charge resulting from the write down of the investment held for sale in the amount of approximately $534,000.

Cash used in investing activities totaled $438,000 during the first nine months of 2004 as compared to $1.5 million used in the same period of the prior year. The decrease is due to the reduction in expenditures for property and equipment and capitalized software development from prior year levels, partially offset by $197,000 realized from the sale of short-term investments.

Net cash provided by financing activities amounted to $9.8 million during the first nine months of 2004 as compared to $860,000 during the same period of the prior year. During the current year we raised $11.5 million from the private placement of Company stock and an additional $3.3 million from the exercise of stock options, warrants and the sale of stock to employees through our Employee Stock Purchase Plan partially offset by repayment of outstanding debt.

On April 22, 2004, we completed the private placement of 2,130,000 shares of our common stock at $5.85 per share. Each investor received a 5-year warrant to purchase 3 additional shares of common stock at $7.80 per share for each 20 shares of common stock purchased in the offering. We realized net proceeds (after deducting offering expenses of $1.0 million) of approximately $11.5 million. We used approximately $5.5 million of the net proceeds to retire our outstanding indebtedness to our former bank and subordinated note holder.

In May 2004, we signed a new credit facility with a commercial bank, consisting of a $10.0 million line of credit for acquisitions and product opportunities and a $6.5 million revolving line of credit for working capital. As of September 30, 2004, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility and as of September 30, 2004, we were in compliance with all such covenants.

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

Cautionary Statements and Risk Factors

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

As of September 30, 2004, IRIS has deferred tax assets of approximately $7.7 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. There is no assurance that we will be able to generate taxable income in the years that the differences reverse.

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

Certain of our components are obtained from outside vendors, and the loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to our customers. Furthermore certain key components of our instruments are manufactured by only one supplier. For example, ARKRAY is the single source supplier for our new line of urine chemistry analyzers and related consumable products and spare parts. Roche Diagnostics is the sole source for our proprietary CHEMSTRIP/IRIStrip urine test strips and related urine test strip readers, both used in the Model 500 and 939 UDx urinalysis workstations. Because these suppliers are the only vendors with which we have a relationship for a particular component, we may be unable to sell products if one of these suppliers becomes unwilling or unable to deliver components meeting our specifications. Our inability to sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry as well as our financial condition and results of operation.

One of our single-source suppliers has terminated its agreement with us.

Roche Diagnostics has exercised its right to terminate its agreements with us relating to the supply of test strips and related urine test strip readers. Roche will continue to supply test strips and replacement readers to our installed base of workstations for six years after termination of these contracts or 2009. The failure to successfully and timely complete the phase out of their strips and readers with the introduction of our new iQ200 analyzers would have a material adverse affect on our instrument sales and the revenue growth for system supplies and service.

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

We are exposed to certain foreign currency risks in the importation of goods from Japan The new line of urine chemistry analyzers, some assemblies for our iQ200 platform and related consumables strips and spare parts are sourced from ARKRAY, a supplier located in Kyoto, Japan. Our purchases from this supplier are dominated in Japanese Yen. These components represent a significant portion of our material costs. Fluctuations in the U.S. Dollar/ Japanese Yen exchange rate could result in increased costs for our key components. Any such increases would reduce our gross margins and would be likely to result in a material adverse effect on our revenues and financial condition. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. All of our sales are denominated in U.S. Dollars. Accordingly, any fluctuation in the exchange rate between the U.S. Dollar and the currency of the country with which we are exporting products could also reduce our gross margins and may result in a material adverse effect on our financial condition and results of operation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our business is exposed to various market risks relating to fluctuations in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes.

Interest Rates

At September 30, 2004, we did not have any outstanding indebtedness subject to interest rate fluctuations. All of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

Foreign Currencies

We are subject to some currency risk on a portion of our licensing revenues for product sales in Japan, as well as from purchases of products from our Japanese manufacturer of the AX-4280. The licensing portion of our revenues is calculated quarterly based on sales results in Japanese Yen and subsequently converted into United States dollars at the then current exchange rate. Our purchases of products from our Japanese supplier are negotiated annually and may be affected by changing foreign currency rates. Additionally, currency fluctuations can increase the price of our products to foreign customers which can adversely impact the level of our export sales from time to time.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, the Chief Executive and Chief Financial Officers believe that these procedures are adequate and effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Changes in Internal Controls over Financial Reporting

We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, (2) to maintain accountability for assets, and (3) to ensure that access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for access is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of our internal controls over financing reporting by the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Limitations on the Effectiveness of Controls

The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports On Form 8-K

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

During the three months ended September 30, 2004, the following Form 8-Ks were filed:

Current report on Form 8-K, reporting Items 7 and 12, filed on August 6, 2004

Current report on Form 8-K, reporting Items 7.01 and 9.01, filed on September 15, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2004

IRIS INTERNATIONAL, INC.

By:	/s/ Martin G. Paravato
Martin G. Paravato
Chief Financial Officer