Form 10-K
period 2004-12-31
IRIS INTERNATIONAL INC
filed 2005-03-16
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File No. 1-9767

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  ☒    No  ☐

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $89.5 million based upon the closing price of $7.55 per share of Common Stock as reported on the NASDAQ National Market on June 30, 2004. Solely for the purpose of determining “non-affiliates” in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

The Registrant had 16,303,791 shares of Common Stock outstanding on March 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and exchange Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

IRIS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2004

i

PART I

Item 1. Business

Overview

IRIS International, Inc., formerly International Remote Imaging Systems, Inc., was incorporated in California in 1979 and reincorporated in Delaware in 1987. Our company consists of three operating units. Our largest unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis. StatSpin, Inc. our small laboratory instruments subsidiary markets small centrifuges and other processing equipment and accessories for rapid specimen processing. Our Advanced Digital Imaging and Research, LLC (ADIR) subsidiary assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition.

In August 2003, we launched our new product platform, the iQ®200 System and in February 2005, we initiated shipments of a significant product line extension, the iQ200 Sprint System. We believe that our iQ200 product family (iQ200 and iQ200 Sprint Automated Urine Microscopy Systems) are the only instruments in the world that automate all components of routine urinalysis: chemistry and microscopic particle analysis. We also sell stand-alone urine microscopy instruments; the iQ200 Automated Microscopy Analyzers and the iQ200 Sprint Automated Microscopy Analyzers.

On April 7, 2004, our common stock began to be quoted on the NASDAQ National Market under the symbol “IRIS”. Previously our common stock traded on the American Stock Exchange under the symbol “IRI”.

Diagnostics

Our Diagnostics Division is a leader in automated urinalysis technology with urine microscopy and urine chemistry instruments. Our systems provide customers more accurate and rapid results and labor cost-savings over traditional manual methods. We sell our products directly in the U.S. and to distributors internationally. Our end-use customers consist of hospitals and clinical reference laboratories throughout the world.

Routine urinalysis encompasses two different modalities: urine chemistry and urine microscopy. Urine chemistry consists of a panel of tests that identify a variety of chemical constituents in urine such as glucose, ketones, bilirubin, protein, nitrite, etc. Urine microscopy is the microscopic analysis of solid particles and cells (formed elements) suspended in urine. The particles analyzed include red blood cells, white blood cells, hyaline casts, pathological casts, crystals, bacteria, sperm, yeast, etc. These tests are performed as part of most routine medical examinations and are necessary for diagnosis and monitoring of certain diseases including kidney and bladder disease, and urinary tract infections.

Current manual urine testing requires the clinical laboratory to split samples, perform automated and manual procedures and consolidate the separate results into one report. Urine chemistry is broadly used and fairly generic, however, urine sediment analysis is used less frequently despite the fact that it provides significant clinical information. The manual procedure for microscopy requires a highly qualified medical technologist to accurately categorize the formed elements observed under the microscope. However, inherent variability in sample preparation, (i.e. initial sample volume, spin down time and speed, and slide preparation volume) all contribute to significant variability in the quantitative accuracy of the diagnostic result. Furthermore, it is a very tedious and costly process for the clinical laboratory. We believe the full automation and integration of results of the iQ200 System will accelerate the adoption of automated urine microscopy as a routine test.

iQ200 and iQ200 Sprint Automated Urine Microscopy Analyzers

Our iQ200 Automated Urine Microscopy Analyzer was launched in August 2003 and we have sold 340 iQ200 analyzers as of December 31, 2004. The iQ200 utilizes image flow cytometry, and our patented

Automated Intelligent Microscopy technology (AIM) to achieve significant reductions in cost and processing time as compared to manual microscopic analysis. Our AIM technology combines our patented capabilities in slide-less specimen presentation, our proprietary neural network-based Auto-Particle Recognition technology and high-speed digital processing to classify and display images of microscopic particles in an easy-to-view graphical interface. We believe the iQ200 product family has numerous benefits over competing products, including, increased accuracy, fully automated walk-away urinalysis, automatic identity of 12 formed elements and user-defined reflexive testing. The iQ200 Sprint Automated Urine Microscopy Analyzer performs 101 tests per hour, 68% faster than the original iQ200 Analyzers. It also provides additional functionality, for the high volume clinical reference and commercial labs and hospital labs, like load and unload conveyors capable of handling 210 specimens at a time and improved image editing routines to further improve work flow and productivity.

iQ200 System

The iQ200 and iQ200 Sprint Automated Urine Microscopy Analyzers were engineered as part of a modular platform. We have U.S. distribution rights to sell a urine chemistry analyzer manufactured by ARKRAY, a Japanese diagnostics company. When the iQ200 and iQ200 Sprint Automated Urine Microscopy Analyzers are combined with ARKRAY’s AUTION MAX AX-4280 Automated Urine Chemistry Analyzer or AX-4280, these systems constitute the first fully automated urinalysis systems performing both urine chemistry and microscopy simultaneously. The iQ200 System allows us to focus on the mid-sized laboratory market, a segment that was not previously accessible to us with our legacy products due to price considerations. The iQ200 Sprint Analyzer targets the clinical reference labs, commercial labs and the very large-sized hospital laboratory market.

Domestically, we sell the three major sub-systems, the AX-4280, the iQ200 Automated Microscopy Analyzer and the iQ200 Sprint Automated Urine Microscopy Analyzer, as stand-alone units or together as a fully integrated product. Internationally, we sell the iQ200 Automated Microscopy Analyzer and the iQ200 Sprint Automated Urine Microscopy Analyzer as stand alone instruments since we do not have international distribution rights for the AX-4280. However, our distributor network focuses on the installed base of AX-4280 in service throughout the world as a readily available target market for integration with one of the iQ200 product family of automated microscopy analyzers. Most of our international distributors also sell the bridge system necessary for the integration of the analyzers.

Legacy Products

Prior to the iQ200 platform, we sold larger and more expensive workstations that perform microscopy and chemistry testing, our legacy products Models 500 and 939UDxTM. Model 500 is an operator-attended workstation that performs IVD testing on urine and eight other body fluids but it requires a medical technologist to manually load the specimens and characterize the microscopic particles manually. The 939UDx is a semi-automated workstation that performs IVD testing on urine only, but uses IRIS’ first generation neural-network algorithms to automatically characterize the microscopic particles. As of December 31, 2004, we have an installed base of approximately 330 systems of Models 500s and 939UDxs. These products have a considerable consumable revenue stream. We have stopped marketing our legacy instruments and anticipate sales of legacy consumables, parts, accessories and domestic service agreements only.

Consumables and Service

We provide recurring sales of consumables for our legacy products, the iQ200 and iQ200 Sprint Analyzers and our urine chemistry products sourced from ARKRAY. Consumables include reagents, calibrators and controls for our microscopy systems and chemical strips for the urine chemistry analyzers we distribute. In the U.S., many of our customers purchase consumables under annual standing orders.

All domestic sales of our systems include installation, customer training and a one-year warranty from installation. Following the initial warranty period, the majority of domestic customers purchase annual service contracts from us. Such services are provided by our qualified service technicians located throughout the U.S. Internationally, our products are serviced by independent distributors.

Small Laboratory Instruments Subsidiary

Our StatSpin® subsidiary is a worldwide leader in accelerated sample preparation for blood, body fluids and urine analysis. StatSpin makes centrifuges, semi-automated DNA processing workstations and blood analysis products, including the world’s fastest blood separator, which separates blood in under 30 seconds. StatSpin’s worldwide markets include medical institutions, commercial laboratories, clinics, doctors’ offices, veterinary labs and research facilities. Our bench top centrifuges are dedicated to applications for manual specimen preparation for coagulation, cytology, hematology, and urinalysis. Our DNA processing workstations automate the DNA denaturation and hybridization steps in a number of fluorescent in-situ-hybridization procedures.

ADIR

Our imaging research and development subsidiary, Advanced Digital Imaging Research, LLC, assists in the advancement of IRIS proprietary imaging technology while conducting government-sponsored research and development in medical imaging and software. In addition, it pursues contract research for corporate clients, although to date such research for corporate clients has not been significant.

Growth Strategy

Our objective is to be the leading provider of diagnostic instrumentation in the urinalysis market and to diversify our business through internal development and selective acquisitions of related medical device companies, technologies or product lines. We expect to increase revenues and accelerate earnings by increasing our global participation in the urinalysis market and by developing innovative products with increased clinical utility and value for our global customers. We will remain focused in urinalysis, but we plan to follow the chain of treatment of the patient affected by kidney disease, bladder disease and urinary tract infection. This should reposition our company into the high-value testing areas of urinalysis. Our growth strategy consists of the following key elements:

Increase market penetration. With the release of the iQ200 product family (iQ200 and iQ200 Sprint), we are able to reposition our product line to the broader market. We expect to penetrate market segments that were not previously accessible to us due to price considerations and limited functionality. The lower price point of the iQ200 product family, in comparison to our Legacy systems, with its value added features allows us to enter the mid-range domestic laboratory market, the clinical reference and commercial laboratories as well as the international reagent-rental (fee-per-test) market. The iQ200 product family has superior clinical performance, is smaller in size than other competing products and consolidates clinical results to significantly increase the value proposition of our product offering. To further our market penetration, we have initiated relationships with key opinion leaders that have resulted and may continue to result in peer-reviewed scientific papers describing the importance of urine microscopy and the advantages of the iQ200 product family compared to manual microscopy and competitive automated systems.

Expand into new geographic markets. Historically, a significant portion of our revenues has been derived domestically. During 2004, our international sales comprised approximately 18% of our total revenue. However, we believe there are still significant growth opportunities internationally for our products and have increased our marketing efforts abroad. Over the past year, we have expanded our international distribution network to approximately 35 distributors covering 45 countries. We have opened a French subsidiary, IRIS France S.A. that markets our diagnostics products directly to customers in France and supports all European distributors. We have also expanded our direct sales, applications support and field service teams in the U.S. We believe the sales and service support systems are in place to sustain our rapidly expanding global distribution network.

Increase sales of consumables and service. Currently, we have an installed base of approximately 670 analyzers worldwide that provides significant recurring revenue of consumables and service. In 2004, sales from consumables and service comprised 46% of our total revenues. In the U.S., we anticipate a gradual phase-out of the test strips and replacement readers of our legacy workstations with the introduction of the new iQ200 systems. As we continue to increase our installed base of iQ200s domestically, we should benefit from an increase in consumables, both for chemistry and microscopy, and service contracts after the expiration of the one-year warranty period. Internationally, we expect to increase revenues related to our microscopy consumables and spare parts. Our recently released iQ200 Sprint expands our available market into the very high volume clinical reference laboratory, a market segment with significantly higher consumable usage than the hospital lab – our traditional segment. A recurring theme in our product development plans is to continue releasing product applications with increased or new consumable’s trail. A body fluid testing (cerebrospinal fluid, serous and synovial fluids) application and its related high-value consumables are in development.

Continuously enhance and expand system features. Another key element of our growth strategy is to expand and improve the features of the iQ200 system. We plan to expand the iQ200 clinical applications to (i) increase the clinical utility of the platform providing new information that is not currently available in routine testing, (ii) diversify the technology applications beyond the field of urinalysis and (iii) improve efficiency for medical professionals. We have submitted a 510(k) Pre-Market Notification (see discussion of 510(k) Pre-Market Notification process under the heading “Government Regulations” below) to increase the testing capabilities of the iQ200 product family to include various bodily fluids. As a result, we anticipate this will expand the potential market for the system.

Pursue selective acquisitions. We intend to pursue selective acquisitions to augment our organic growth. Our acquisition strategy is to target companies, product lines and/or technologies that complement our product offering in urinalysis and specimen processing and, provide synergies with our existing infrastructure. We plan to maximize the utilization of our manufacturing capabilities, distribution channels and technical and managerial expertise in the field of medical devices and scientific instrumentation.

Technology

Our Company has a history of innovation. Our diversified core technology spans through a number of scientific endeavors, which include in vitro diagnostics, specimen processing and handling, pattern recognition and, image analysis. IRIS has approximately fifty patents protecting the intellectual property of our operating units. In addition, there are seven patent applications covering the iQ200 designs and inventions. It is our intent to use our technological core competencies to accelerate the development of new products in our three operating units. For example, we have initiated a technology feasibility program on the diagnosis of bacteria, cancer and rare cell detection in urine. We have just begun research on a first possible application; automated bacteria identification within a urine sample to replace urine cultures. Given the estimated addressable market of approximately $300 million and few applications, if any, available for rapid identification of bacteria in urine, the success of our research could have a significant impact on the future market for an expanded iQ200 platform.

An effective system for most automated microscopy applications requires technology for fast, consistent and easily discernable presentation of the specimen to the automated flow microscope (“front end processing”) and for rapidly capturing, analyzing, classifying, enhancing, arranging and displaying images of the specimen (“back end imaging”). Over the past twenty-five years, we have created and developed our patented and proprietary Automated Intelligent Microscopy, or AIM, technology to address both of these requirements. AIM technology involves the synthesis of visual microscopy, digital image processing and automated image interpretation/pattern recognition to analyze microscopic specimens using well-trained neural networks.

Traditional urine sediment analysis requires manual preparation of a slide from the specimen requiring several steps, including centrifugation followed by carefully positioning, staining and cover slipping a sample extracted from the specimen. The slide is then placed under the microscope and manually manipulated and scanned by a technologist. This procedure is time-consuming, imprecise, and potentially hazardous. In contrast, our patented slide-less microscope automates the front end processing and allows microscopic examination of a moving specimen precisely positioned in a stream of fluid. This eliminates the need for manual slide preparation, manipulation and scanning. The slide-less microscope positions the specimen to within microns as it flows past the microscope at high-speed, ensheathed within a larger stream of fluid. This method of alignment, particle orientation, focus and measurement is called “imaging flow cytometry.” We hold patents on this method and we are unaware of any other company that has developed similar technology.

Once the specimen is located and presented to the microscope, AIM’s back end processing automatically captures, digitizes, classifies, organizes and presents the microscopic images displayed on a video monitor for review by the medical laboratory specialist. These digital images of the specimen can then be stored on magnetic or optical media for later retrieval.

Summary of Revenues by Product Line

The following table presents a summary of revenues for each segment by product line for each of the three years ended December 31, 2004:

	Year ended December 31,
	2004		2003		2002
	(000s omitted)
Iris Diagnostics instruments	$14,845	34%	$7,470	24%	$5,515	20%
Iris Diagnostics consumables and service	20,126	46%	17,252	55%	16,436	58%
StatSpin laboratory devices and supplies	8,343	19%	6,076	19%	5,729	20%
Royalty and license revenues	336	1%	547	2%	508	2%

Total	$43,650	100%	$31,345	100%	$28,188	100%

See Note 14 to the Consolidated Financial Statements, “Segment and Geographic Information,” for financial information regarding our operating segments and geographic areas.

Backlog

We did not have a material amount of backlog at December 31, 2004 or 2003. Products are usually shipped within ninety days of receipt of sales orders. We do not believe that backlog is necessarily indicative of sales for any succeeding period.

Research and Development

In 1999, we began a major project to replace our legacy urinalysis workstations and develop the next generation operating platform, now introduced as the iQ200 and iQ200 Sprint. Consequently, over the past three years our product technology investments (including amounts reimbursed by third parties under research and development contracts and amounts capitalized) amounted to $5.4 million in 2004, $5.9 million in 2003 and $6.3 million in 2002.

We have devoted substantially all of our research and development efforts over the past four years to development of the iQ200 program. By incorporating more than 20 years of experience and the latest developments in computer technology, we developed the iQ200 product family which: (1) significantly improves the quality of the images produced by our systems, (2) further reduces the time required to operate the system, (3) reduces our cost of goods and our historical dependence on single-source suppliers by incorporating more “off-the-shelf” components and (4) significantly expands the clinical utility and functionality of our urinalysis product line versus our competition. We expect to continue to invest in research and development during 2005 at the same rate as 2004. We also expect to continue the funding of the research and development efforts of our sample separation business at StatSpin.

ADIR applies for government grants related to projects that have potential applications to the imaging part of our business. Under a typical government grant program, the government has the right to use any new technology royalty-free, but ADIR retains the right to commercially exploit the new technology. During 2004 ADIR received grants totaling $4.3 million of which a balance $3.1 million was available for future periods as of December 31, 2004. The largest grant is for research into a three-dimensional biometric face recognition system totaling $2.0 million, over a three-year period.

Marketing and Sales

In the United States, we sell and service our products through our own sales and service forces. Sales activities consist of direct sales by field sales representatives, telemarketing to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and support to customers in the operation of their systems. In addition to our sales activities, we promote our products through advertising in trade journals, attendance at trade shows, direct mail, and our website. All domestic sales of our urinalysis instruments include installation, customer training and a one-year warranty after installation. Our small instruments, targeted primarily at smaller customers, are sold through distributors. We also maintain a rental program for our urinalysis systems. Under the terms of the rental agreements, payments generally are based on the number of tests performed, with a guaranteed monthly minimum payment. We are responsible for supply and service of the rental instruments. Alternatively, some customers lease our systems from medical equipment leasing companies that, in turn purchase the instruments and consumables from us.

Internationally, we sell our products to distributors in markets around the world with the exception of France. With the introduction of our new iQ200 platform, we have negotiated many new distributor agreements throughout the world. We anticipate the international market to play a major role in the success of our new product. As of March 1, 2005, we have agreements with distributors covering 45 countries in comparison to 28 countries at the end of 2003.

We market most of the supplies used in the operation of our urinalysis systems and maintain them through our own national service organization domestically, and through our distributor network internationally. Domestic service contracts are sold under annual service agreements or, less frequently, on a per-call basis.

Competition

Our primary products are the iQ200 product family. The principal competitive factors in the urinalysis market are cost-per-test, ease of use, and quality of result. We believe our systems compete favorably with regard to these factors in their target markets.

Bayer Diagnostics and Roche Diagnostics are the principal competitors selling lines of urine test strips that are used in determining the concentration of various chemical substances found in urine. The iQ200 and the iQSprint Systems are the first to fully integrate the urine chemistry and urine microscopy analysis. Despite the Company obtaining FDA clearance for the fully-integrated and walkway iQ200 System, a substantial portion of the urinalysis market has subscribed to the theory that test strips can be relied upon to reduce the number of microscopic examinations. We believe that this is largely due to laboratories’ reacting to cost-cutting pressures and labor shortages and, has resulted in slower growth in the demand for microscopic examinations at certain hospitals and reference laboratories. We believe the lower price and ease of use of our iQ200 product family will result in a better economic return for clinical laboratories and hospitals utilizing manual microscopy, therefore accelerating the adoption of IRIS automated microscopy technology. As urine chemistry test strips remain a large segment of the urinalysis market and a revenue source for us, the exclusive U.S. distribution agreement with ARKRAY for the Aution Max AX-4280 Automated Urine Chemistry Analyzer offers a competitive alternative in the form of a compact, high-throughput analyzer with a complete test strip menu.

Our urinalysis systems currently support automated test strip readers supplied by Roche Diagnostics and Arkray, Inc. Some potential customers who have previously purchased automated test strip readers from Bayer Diagnostics (the dominant company in the urine test strip business) cannot connect those readers to our legacy products. Our ability to modify our legacy products to support a connection to test strip readers from Bayer Diagnostics and other suppliers is presently subject to significant restrictions under our existing agreements with Roche Diagnostics. In 2002, Roche Diagnostics exercised its right to terminate its agreements with us, however, in accordance with the term and conditions contained in these agreements, Roche Diagnostics will continue to supply its test strips through 2009. Our new iQ200 and iQ200 Sprint Automated Microscopy Analyzers can be used as stand-alone systems for those laboratories that continue using Bayer or Roche urine chemistry analyzers.

Sysmex Corporation (Kobe, Japan) markets its automated urine sediment analyzers globally, and remains our principal competitor in the urine microscopy business segment. While the Sysmex systems, are automated and easy to use, we believe they have several limitations. These systems are not designed to perform body fluid analysis and are limited in terms of the number of quantitatively reported analyses. Additionally, when further examination is needed, Sysmex systems, which do not use image analysis, require the technologist to remove the sample, prepare a slide and conduct a manual microscopic analysis.

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

Intellectual Property

Our commercial success depends on our ability to protect and maintain our proprietary rights. We protect our proprietary technology by filing various patent applications. We have received numerous United States patents for our AIM technology and related applications, as well as a number of corresponding foreign patents. These patents also cover developments in image analysis and blood processing. We have applied for a number of additional patents covering the iQ200 which are pending in the United States and abroad. Also, we maintain numerous patents relating to digital refractometers, centrifuges, automated slide handling and disposable urinalysis products sold by Iris Diagnostics and StatSpin.

A royalty-bearing license granted to Sysmex to use pre-1989 technology for urine sediment analyzers and non-medical industrial instruments expired in July 2004.

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

In the United States, the Food and Drug Administration regulates medical devices under the Food, Drug, and Cosmetic Act (the “FDC Act”). Before a new medical device can be commercially introduced in the United States, the manufacturer usually must obtain FDA clearance by filing a pre-market notification under Section 510(k) of the FDC Act (a “510(k) Notification”) or obtain FDA approval by filing a pre-market approval application (a “PMA Application”). The PMA Application process is significantly more complex, expensive, time-consuming and uncertain than the 510(k) Notification process. To date, we have cleared all of our regulated products with the FDA through the 510(k) Notification process. We cannot guarantee that we will be able to use the 510(k) Notification process for future products. Furthermore, FDA clearance of a 510(k) Notification or approval of a PMA Application is subject to continual review, and the subsequent discovery of previously unknown facts may result in restrictions on a product’s marketing or withdrawal of the product from the market. We have pending one 510(k) Pre-Market Notification for a new body fluids diagnostics application to be marketed in the iQ200 product family.

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

In addition to domestic regulation of medical devices, many of our products are subject to regulations in foreign jurisdictions. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. Our business strategy includes expanding the geographic distribution of these and other products, and we cannot guarantee that we will be able to secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and we cannot be sure that new laws or regulations will not have a material adverse effect on our existing business or future plans. Among other things, CE Mark certifications are required for the sale of many products in certain international markets such as the European Community. We secured CE Mark certification for our existing product lines.

We have obtained the ISO 9001, EN 46001 and ISO 13485 certifications for our manufacturing facilities and are subject to surveillance by European notified bodies.

Our products are also subject to regulation by the United States Department of Commerce export controls, primarily as they relate to the associated computers and peripherals. We have not experienced any material difficulties in obtaining necessary export licenses to date.

Employees

We had 182 full-time employees at March 1, 2005. We also use outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and we believe that our employee relations are satisfactory.

Available Information

Our Internet website address is http://www.proiris.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission. Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2. Properties

We lease all of our facilities. The leases expire at various times over the next five years. Our headquarters are located at 9172 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leaseholds as of March 1, 2004:

Location	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
Chatsworth, CA	51,250	$34,800	Corporate Headquarters and Manufacturing

Norwood, MA	10,850	$8,850	StatSpin subsidiary

League City, TX	4,600	$7,600	ADIR research and development subsidiary

We believe our facilities are adequate to meet our current and near-term needs.

Item 3. Legal Proceedings

We are not currently involved in any litigation that requires disclosure in this report.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities

On April 7, 2004 our common stock listing was transferred from the American Stock Exchange under the symbol “IRI” to the NASDAQ National Market under the symbol “IRIS.”

The closing price of the Common Stock on March 11, 2005 was $9.95 per share. The table below sets forth high and low closing prices during the period January 1, 2003 through December 31, 2004:

	Price per share
	Low	High
Fiscal 2004
First Quarter	$5.80	$7.15
Second Quarter	6.22	9.18
Third Quarter	6.29	7.80
Fourth Quarter	7.45	9.75
Fiscal 2003
First Quarter	$2.34	$3.03
Second Quarter	2.40	3.70
Third Quarter	3.41	3.95
Fourth Quarter	3.39	6.82

As of March 11, 2005, we had approximately 2,800 holders of record of our common stock.

We have never paid any cash dividends. We presently intend to retain any future earnings for use in our business. Furthermore, we may not pay any cash dividends on the common stock, or repurchase any shares of the common stock, without the written consent of our lender.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K in order to understand fully factors that may affect the comparability of the financial data presented below.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:

Net revenues	$43,650	$31,345	$28,188	$28,648	$28,643
Operating income (loss) from continuing operations	4,465	(543)	1,902	3,306	5,152
Interest and other expense, net	(666)	(340)	(441)	(740)	(763)
Income (loss) from continuing operations	2,280	(530)	877	1,539	2,794
Income (loss) from continuing operations per share – basic	0.16	(0.05)	0.08	0.15	0.29
Income (loss) from continuing operations per share – diluted	0.14	(0.05)	0.08	0.14	0.27

Balance Sheet Data:

Working capital	24,959	6,614	6,445	8,636	8,472
Total assets	48,136	32,480	27,223	26,503	28,288
Total debt	0	5,032	4,245	5,249	8,149
Total liabilities	8,963	13,013	9,874	10,538	14,668
Shareholders’ equity	39,173	19,467	17,349	15,965	13,619

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

Set forth below is additional significant uncertainties and other factors affecting forward-looking statements. The readers should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

Overview

IRIS International, Inc. originally incorporated in California in 1979, was reincorporated in Delaware in 1987. Our company consists of three operating units. Our largest unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis. Our StatSpin subsidiary markets small centrifuges and other processing equipment and accessories for rapid specimen processing, and our Advanced Digital Imaging and Research LLC (ADIR) subsidiary assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition.

We generate revenues primarily from three sources: Sales of; IVD instruments, IVD consumables and service and small laboratory device instruments and supplies. Sales of IVD consumables supplies and services represent approximately 46% of our revenues and contribute higher gross margins than other sources of revenues. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale which is covered by product warranties. Once our analyzers and systems are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue will continue to expand as the installed base of related instruments expand. Sales of small laboratory devices and supplies primarily consist of centrifuge systems and related supplies sold by StatSpin. Sales of StatSpin’s products are made worldwide through distributors.

Sales of IVD analyzers, consumables and services are made both domestically and internationally. Domestic sales are made directly by our own sales staff to the customer, whereas international sales are made to independent distributors. Our international sales represented 18% of consolidated net revenues in 2004, compared to 13% in 2003 and 6%in 2002. With the launch of our new iQ200 analyzer, we have increased our focus on the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since our international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products but we do not incur sales and marketing costs for such sale.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund our research and development programs, and through ADIR; we also receive government grants to fund various research activities.

The following table summarizes product technology expenditures for the periods indicated:

	2004	2003	2002
	(in thousands)
Total product technology expenditures during year	$5,448	$5,929	$6,253
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	(64)	(600)	(775)
Less: amounts reimbursed through grants for government sponsored research and development	(1,464)	(936)	(884)

Research and development expense as reported in the consolidated statements of operations	$3,920	$4,393	$4,594

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

Revenue is recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Multiple elements of our domestic product sales include IVD instruments and training. Training elements are valued based on hourly rates, which we charge for these services when sold apart from hardware sales.

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

Inventory valuation – We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We recognize that although we have introduced our new iQ200 product family of analyzers, an installed based of our legacy products still exist. We maintain a base supply of service parts for these products, a portion of which is classified as a long-term asset on our balance sheet. Management will periodically review the carrying value of such parts to ensure that they continue to have net realizable value.

Capitalized Software – We capitalize software development costs in connection with our development of our urine analyzers in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues.

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

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for cost of goods sold which are computed on related revenue.

	Year ended December 31,
	2004		2003		2002
	(in thousands)
Revenues
IVD instruments	$14,845	34%	$7,470	24%	$5,515	20%
IVD consumables and service	20,126	46%	17,252	55%	16,436	58%
Small laboratory devices and supplies	8,343	19%	6,076	19%	5,729	20%
Royalty and license revenues	336	1%	547	2%	508	2%

Total revenues	43,650	100%	31,345	100%	28,188	100%

Cost of Goods Sold
IVD instruments	10,092	68%	5,982	80%	3,649	66%
IVD consumable and supplies	7,982	40%	6,629	38%	6,177	38%
Small laboratory devices and supplies	4,185	50%	3,101	51%	2,774	48%

Total costs	22,259	51%	15,712	50%	12,600	45%

Gross margin	21,391	49%	15,633	50%	15,588	55%

Operating expenses
Marketing and selling	7,165	16%	5,346	17%	4,068	14%
General and administrative	5,841	13%	6,437	21%	5,025	18%
Research and development, net	3,920	9%	4,393	14%	4,593	16%

Total operating expenses	16,926	39%	16,176	52%	13,686	49%

Operating income (loss)	4,465	10%	(543)	2%	1,902	7%
Other income (expense)
Interest income	111		40		57
Interest expense	(243)		(351)		(537)
Other income (expense)	(534)		(29)		39

Income (loss) before for income taxes (benefit)	3,799	9%	(883)	3%	1,461	5%
Net income (loss)	$2,280	5%	$(530)	2%	$877	3%

Comparison of Year Ended December 31, 2004 to 2003

Net revenues for the year ended December 31, 2004 increased by 39% over the prior year. Revenues from the IVD urinalysis segment totaled $35.3 million in the current year, up from $25.3 million in the prior year. Sales of IVD instruments increased to $14.8 million from $7.5 million, an increase of $7.3 million, or 99% over our 2003 sales. The increase is primarily due to sales of the iQ200 analyzers and systems first introduced in August 2003. As expected, sales of our legacy models diminished during the year. Sales of IVD system consumables and services increased to $20.1 million from $17.3 million, an increase of $2.8 million or 17% over 2003, primarily due to the larger installed base of instruments. Revenues from the small laboratory devices segment increased to $8.3 million from $6.1 million, or 37% over 2003. This increase is primarily due to increased sales of centrifuges, parts and service within this segment. Revenues also include royalty and license fees and approximately $336,000 in 2004 as compared to $547,000 during 2003. Such revenue ceased in the third quarter of 2004, as the related license expired and we do not expect to receive any royalty or license fees during the next fiscal year.

The decrease in gross margins over the past two year results from our decision to expand our operations to international markets and lower margins on iQ200 microscopy analyzers due to transitional costs like learning curves, small quantity procurement and the lag time between instrument placement and generation of consumable revenues. Conversely, during 2002, substantially all our sales were to domestic customers. Gross profit margin decreased to 49% in 2004 from 50% in 2003. Gross margin on IVD urinalysis segment was 50% in 2004 and 51% in 2003 and included gross margin on IVD instruments of 32% in 2004 compared to 20% in 2003. This improvement is due to a number of factors; including higher production levels in the first full year of production of the iQ200 analyzer which resulted in greater overhead absorption, as well as other efficiencies associated with continued production of the iQ200. The improvement in gross profit margins was offset by increased sales of our product to international independent distributors at lower margins than domestic sales and a $250,000 addition to our reserves during 2004 for possible obsolescence of slow moving legacy inventory. Gross margin of IVD consumables and services was 60% during 2004 compared to 62% during 2003. The decrease resulted primarily from increased sales to international independent distributors at lower margins as well as the fact that our instruments include a one-year warranty during which period we don’t realize service revenue but incur warranty costs. Gross margin for our small laboratory instruments segment amounted to 50% for 2004 compared to 49% in 2003. The slight increase was due to improved manufacturing overhead absorption due to higher volumes.

Marketing and selling expenses totaled $7.2 million in 2004, compared to $5.3 million in the prior year, a 34% increase. As a percentage of sales such expenses during 2004 were 16% of revenues compared to 17% the prior year. The increase relates to additional sales and marketing personnel costs amounting to approximately $1.1 million plus approximately $210,000 relating to travel costs to support the increased sales revenues during the year. In addition we incurred $400,000 of additional costs relating to the expansion of the international distribution support organization.

General and administrative expenses decreased during 2004 to $5.8 million from $6.4 million in the prior year. The decrease includes management severance costs during 2003 ($1.2 million) which did not occur during 2004 and partially offset by the cost of compliance with Section 404 of Sarbanes Oxley ($400,000), NASDAQ listing fee ($100,000) and higher legal fees ($274,000).

Net research and development expenditures decreased to $3.9 million for 2004, as compared to $4.4 million in 2003. Research and Development expenses were net of capitalized software development costs ($64,000) and reimbursed costs under research and development grants and contracts $1.5 million. Expenses were down during 2004 as compared to the prior year reflecting the reduced product development activity for the iQ200 Analyzer. Current year expenditures relate to the new iQ200 Sprint product, which was released in the first quarter of 2005, plus ongoing development activities relating to enhancements to existing product lines and research into new products. We expect to continue to invest in research and development during 2005 at the same rate as 2004.

Interest expense decreased to $243,000 in 2004 from $351,000 in the prior year as a result of the outstanding debt being repaid in the second quarter and included the write-off of $121,000 in deferred loan costs. Interest income for 2004 amounted to $111,000, an increase from $40,000 in 2003 and relates to our investment of excess funds during the year.

Other expense during 2004 includes a permanent write-down of a security held for sale in the amount of $531,000.

During 2004 we incurred an income tax provision of approximately $1.5 million as compared to a tax benefit of $353,000 for the year ended December 31, 2003. The tax provision and benefit are non-cash items, since we have significant deferred tax assets, primarily relating to tax loss carryforwards.

Comparison of Year Ended December 31, 2003 to 2002

Net revenues for the year ended December 31, 2003 increased by $3.2 million or 11.2% over the prior year. Revenues from the IVD urinalysis segment totaled $25.3 million in 2003, up from $22.4 million in the prior year. Sales of IVD instruments increased to $7.5 million from $5.5 million, an increase of $2.0 million, or 35% from the previous year. The increase is primarily due to the release of the iQ200 analyzer and system in August 2003, and accounted for nearly $4.5 million of sales in this category. As expected, sales of our legacy models declined from the prior year. Sales of IVD system consumables and services increased to $17.3 million from $16.4 million, an increase of $816,000 or 5% over last year, primarily due to the larger installed base of IVD instruments. Revenues from the small laboratory devices segment increased to $6.1 million from $5.7 million, an increase of $347,000 or 6% over 2002. This increase is primarily due to increased sales of centrifuges, parts and service within this segment. Revenues also included royalty and license fees and approximately $500,000 in each year.

Gross profit margins decreased to 50% during 2003 compared to 55% during 2002. Cost of goods sold as a percentage of revenues for the IVD urinalysis segment totaled 50%, up from 44% in the prior year. Cost of goods sold for IVD instruments as a percentage of related sales was 80% in 2003 as compared to 66% in 2002. This increase was due to a number of factors. Our lower production levels in the first seven months of 2003 provided a smaller volume of product sales to absorb overhead costs, small quantity procurements and start-up costs related to the production of the new iQ200. In addition a portion of our 2003 revenues were lower margin international sales that are made through independent distributors. We also increased our reserves for obsolescence of slow moving inventory during 2003 by approximately $266,000, which further contributed to the increase in this segment’s cost of goods. Cost of goods sold for IVD consumables and services as a percentage of related sales remained constant during both years at 38%. Cost of goods sold for small laboratory instruments segment as a percentage of related sales totaled 51% for 2003 as compared to 48% in 2002. This increase was due primarily to increased costs resulting from smaller production runs in the first half of 2003.

Marketing and selling expenses for 2003 totaled $5.3 million, compared to $4.1 million for 2002, a 31% increase. The increase was due primarily to the addition of sales and service personnel ($535,000), additional travel costs ($300,000), increased commissions due to higher revenues ($65,000) and increased marketing efforts including trade shows and marketing brochures ($80,000), all associated with the launch of the iQ200. In addition, we created an international subsidiary and opened offices in Milan and Hong Kong to assist our expansion into the international marketplace. Marketing and selling expenses as a percentage of revenues were 17% in 2003, up from 14% in 2002.

General and administrative expenses increased $1.4 million to $6.4 million in 2003 from $5.0 million in 2002. The increase was due to management restructuring costs during the current year ($1.2 million) and increased professional fees ($90,000).

Net research and development expenditures decreased to $4.4 million for the year ended December 31, 2003, as compared to $4.6 million in 2002. Total product technology expenditures which include research and development costs, capitalized software development costs and reimbursed costs under research and development grants and contracts amounted to $5.9 million, down slightly from the prior year with the completion of the iQ200. The majority of the expenditures during 2003 related to the new iQ200 product, which was released in the third quarter of 2003.

Interest expense decreased 35% to $351,000 in 2003 from $537,000 in the prior year as a result of lower average interest rates.

The income tax benefit for the year ended December 31, 2003, amounted to $353,000, as compared an income tax provision of $584,000 in 2002 due to the loss experienced in 2003 and income experienced during 2002. The tax provision and benefit are non-cash items, since we have significant deferred tax assets, primarily relating to tax loss carryforwards.

Contractual Obligations and Contingent Liabilities and Commitments

The following table aggregates our expected minimum contractual obligations and commitments subsequent to December 31, 2004:

	Totals	Less than 1 year	1-3 years
	(In thousands)
Contractual Obligations*
Capital lease commitments	$106	$49	$57
Operating lease commitments	1,076	563	513

Total contractual cash commitments	$1,182	$612	$570

*	There were no lease commitments that extended beyond 3 year as presented in the table above. Not included in the table above are normal recurring accounts payable or accrued expenses which are presented on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD urinalysis systems and the subsequent sales of consumables and service for these systems as well as the sale of small laboratory devices and supplies. During the fiscal year ended December 31, 2004, we also realized $10.0 million in cash from financing activities, as described below. Our cash and cash equivalents increased $10.4 million to $12.8 million at December 31, 2004, up from $2.4 million at December 31, 2003.

Operating Cash Flows.  Cash flow provided by operations for the year ended December 31, 2004 amounted to $1.5 million compared to cash used in operations of $1.1 million in the prior year. The primary reason for this change was net income in the current year as compared to a net loss in the prior year. In addition, we also made investments in receivables and inventory to support our increased business activity, and resulted in funds used in these operating activities during 2004 in the approximate amount of $5.6 million offset by $4.9 million provided by deferred income taxes (which is net of a $2.0 million tax benefit from stock option exercises), a write-down of a security held for sale plus depreciation and amortization and increases in accounts payable and accrued expenses of approximately $1.2 million.

The relationship of receivables to revenues has improved over the prior year. The number of days sales in accounts receivable has improved to 74 days in 2004 from 83 days at the end of 2003. Inventories at the end of 2004 have increased by 46% over the prior year. The higher inventory levels are necessary to support increased production volumes due to the increasing sales during 2004 which is anticipated to continue during 2005.

Investing Activities.  Cash used in investing activities totaled $1.1 million in 2004, as compared to $1.8 million in the prior year. The decrease is due to the reduction in expenditures for property and equipment and capitalized software development from prior year levels.

Financing Activities.  For the year ended December 31, 2004, financing activities provided $10.0 million of cash, compared to $3.0 million provided during the year ended December 31, 2003. The changes were as follows:

•	On April 16, 2004, we signed an agreement with an investment bank for the private placement of 2.1 million shares of common stock and received net proceeds of $11.5 million. In the prior year we sold, in a private placement, 500,000 shares of common stock and received net proceeds of $1.6 million.

•	In April 2004, we repaid all the then outstanding bank debt and notes payable in the amount of $5.5 million with a portion of the proceeds from the sale of common stock on April 16, 2004.

•	During the year ended December 31, 2004, we received $3.3 million from the exercises of common stock options and warrants.

In May 2004, we signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of December 31, 2004, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of December 31, 2004, we were in compliance with such covenants.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations. However additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available, on terms acceptable to us.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of APB Opinion No. 43, Chapter 4. SFAS No. 151 clarifies the language used in Accounting Principles Board (“APB”) Opinion No. 43 with respect to accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. The guidance does not result in a substantive change in accounting for these costs but eliminates inconsistencies in wording between U.S. and international accounting standards. As such, this pronouncement is not expected to have any material impact on our consolidated statements of operations or financial position.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123R is effective for us beginning July 1, 2005 and will require us to expense share-based payments under the “modified prospective” method. Under this method, compensation expense is recognized for all share-based payments granted after July 1, 2005 and also for all awards granted prior to July 1, 2005 that remain unvested on the effective date. We will adopt SFAS No. 123R effective July 1, 2005 using the modified prospective method. Consequently, compensation expense for awards that we granted prior to July 1, 2005 that are not fully vested on July 1, 2005 will be subject to expense beginning July 1, 2005 under SFAS No. 123R. We are currently evaluating the effects of adopting this standard on our results of operations or financial position.

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

Trade Secrets. We have trade secrets, unpatented technology and proprietary knowledge related to the sale, promotion, operation, development and manufacturing of our products. We generally enter into confidentiality agreements with our employees, suppliers and consultants. However, we cannot guarantee that our trade secrets, unpatented technology or proprietary knowledge will not become known or be independently developed by competitors. If any of this proprietary information becomes known to third parties, we may have no practical recourse against these parties.

Copyrights and Trademarks. We claim copyrights in our software and the ways in which it assembles and displays images. We also claim trademark rights in the United States and other foreign countries. However, we can make no assurance that we will be able to obtain enforceable copyright and trademark protection, nor that this protection will provide us a significant commercial advantage.

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

As of December 31, 2004, IRIS has deferred tax assets of approximately $9.3 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. There is no assurance that we will be able to generate taxable income in the years that the differences reverse. Also, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s NOL generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

Our success depends largely on sales of laboratory instruments and related sales of consumables and service contracts.

Historically, we derived most of our revenues from the sale of urinalysis instruments. Relatively modest declines in unit sales or gross margins for this product line could diminish our revenues and profits. In addition, because our installed instruments utilize a large volume of consumables and produce service revenue, any decline in our installed base will diminish our revenues and profits even further.

We rely on independent and some single-source suppliers for key components of our instruments. Any delay or disruption in the supply of components may prevent us from selling our products and negatively impact our operations.

Certain of our components are obtained from outside vendors, and the loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to our customers. Furthermore certain key components of our instruments are manufactured by only one supplier. For example, ARKRAY is the single source supplier for our new line of urine chemistry analyzers and related consumable products and spare parts. Roche Diagnostics is the sole source for our proprietary CHEMSTRIP/IRIStrip urine test strips and related urine test strip readers, both used in our legacy instruments, the Model 500 and 939 UDx urinalysis workstations. Because these suppliers are the only vendors with which we have a relationship for a particular component, we may be unable to sell products if one of these suppliers becomes unwilling or unable to deliver components meeting our specifications. Our inability to sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry as well as our financial condition and results of operation.

One of our single-source suppliers has terminated its agreement with us.

Roche Diagnostics has exercised its right to terminate its agreements with us relating to the supply of test strips and related urine test strip readers. Roche will continue to supply test strips and replacement readers to our installed base of legacy workstations for six years after termination of these contracts or 2009. The failure to successfully and timely complete the phase out of their strips and readers with the introduction of our new iQ200 analyzers would have a material adverse affect on our instrument sales and the revenue growth for system supplies and service.

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

We are exposed to certain foreign currency risks in the importation of goods from Japan The new line of urine chemistry analyzers, two assemblies for our iQ200 platform and related consumables strips and spare parts are sourced from ARKRAY, a supplier located in Kyoto, Japan. Our purchases from this supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. Fluctuations in the U.S. Dollar/ Japanese Yen exchange rate could result in increased costs for our key components. Any increases would reduce our gross margins and would be likely to result in a material adverse effect on our revenues and financial condition. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. All of our sales are denominated in U.S. Dollars. Accordingly, any fluctuation in the exchange rate between the U.S. Dollar and the currency of the country with which we are exporting products could also affect our ability to sell internationally.

Risks Related to Ownership of Our Common Stock

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We have no debt at December 31, 2004.

Foreign Currencies

We are subject to some currency risk on purchases of product from our Japanese manufacturer of the AX-4280. Our purchases of product are negotiated annually and may be affected by changing foreign currency rates.

Investment Available for Sale

We are subject to market risk relating to the investment in equity investments that are held and carried as available for sale. Market risk is the potential loss arising from adverse changes in market conditions that may be deemed as other than temporary declines in the fair value of the investment.

Item 8. Financial Statements and Supplementary Data

Our Index to Financial Statements, Consolidated Financial Statements, the reports thereon, and the notes thereto commence on Page 30 of this Annual Report on Form 10-K, immediately following Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004.

An evaluation was also performed under the supervision and with the participation of our management, including our CEO and CFO, of any change in our internal controls over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. That evaluation did not identify any change in our internal controls over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as this term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of IRIS International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that IRIS International, Inc. (IRIS) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IRIS’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of IRIS’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that IRIS maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IRIS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IRIS International, Inc., as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of IRIS and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN LLP

Los Angeles, California

February 25, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers will appear in the definitive proxy statement for the 2005 annual meeting of IRIS shareholders, and is incorporated herein by reference. This proxy statement will be filed within 120 days following December 31, 2004.

Item 11. Executive Compensation

Information regarding executive compensation will appear in the definitive proxy statement for the 2005 annual meeting of IRIS shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the definitive proxy statement for the 2005 annual meeting of IRIS shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will appear in the definitive proxy statement for the 2005 annual meeting of IRIS shareholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will appear in the definitive proxy statement for the 2005 annual meeting of IRIS shareholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements, Consolidated Financial Statements, the reports thereon, and the notes thereto commencing on Page 30 of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description	Reference Document

3.1(a)	Certificate of Incorporation, as amended	(1)

3.1(b)	Certificate of Designations, Preferences and Rights of Series C Preferred	(3)

3.1(c)	Certificate of Ownership and Merger	(17)

3.2	Restated Bylaws as amended	(17)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Rights Agreement, dated as of January 21, 2000, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, with related exhibits.	(3)

4.3	Certificate of Designations, Preferences and Rights of Series C Preferred	(3)

10.1(a)	Lease of the Company’s headquarters facility, as amended	(5)

10.1(b)	Lease of the Company’s adjacent headquarters facility	(16)

10.2(a)	1994 Stock Option Plan and forms of Stock Option Agreements	(6)†

10.2(b)	Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan	(7)

10.2(c)	Employee Stock Purchase Plan	(14)†

10.2(d)	1997 Stock Option Plan and form of Stock Option Agreement	(8)†

10.2(e)	1998 Stock Option Plan and form of Stock Option Agreement	(9)†

10.3(a)	Patent License Agreement dated April 1, 1997 between the Company and Sysmex Corporation, formerly TOA Medical Electronics Company, Ltd.	(10)

10.3(b)	Amendment No. 1 to Patent License Agreement dated February 29, 2000	(14)

10.4(a)	Agreement for a Strategic Alliance in Urinalysis dated January 7, 1994 between the Company and Boehringer Mannheim Corporation	(11)

10.4(b)	Amendment to Distribution Agreements	(12)

10.5(a)	Registration Rights and Standstill Agreement dated July 31, 1996 between the Company and Digital Imaging Technologies, Inc.	(7)

10.5(b)	Warrant Certificate dated March 14, 2001 issued to Digital Imaging Technologies, Inc. to purchase 853,040 shares of Common Stock	(15)

10.5(c)	Form of Warrant issued to April 2004 investors to purchase an aggregate of 319,500 shares of Common Stock	(18)

10.5(d)	Warrant Certificate dated April 19, 2004, issued to Oppenheimer & Co. Inc. to purchase 122,475 shares of Common Stock	*

Exhibit Number	Description	Reference Document

10.6	Registration Rights Agreement dated December 31, 1996 by and between the Company and Thermo Amex Convertible Growth Fund I, L.P.	(13)

10.7	Asset Purchase Agreement dated as of July 6, 2000 among the company, Perceptive Scientific Instruments, LLC and Applied Imaging Corporation	(14)

10.8(a)	Business Loan Agreements dated February 7, 2002 by and between the Company and California Bank & Trust	(16)

10.8(b)	Promissory Notes dated February 7, 2002 by and between the Company and California Bank & Trust	(16)

10.8(c)	Change in Terms Agreement dated May 25, 2004 by and between the Company and California Bank & Trust	*

10.8(d)	Business Loan Agreement dated May 25, 2004 by and between the Company and California Bank & Trust	*

10.8(e)	Promissory Note dated May 25, 2004 by and between the Company and California Bank & Trust	*

10.8(f)	Commercial Security Agreements dated May 25, 2004 by and between the Company and California Bank & Trust	*

10.8(g)	Landlord’s Consent dated February 7, 2002 by and between the Company, the Company’s Landlord and California Bank & Trust	(16)

10.8(h)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Company, Statspin, Inc (the Company’s affiliate) and California Bank & Trust	*

10.8(i)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Company, Advanced Digital Imaging Research, LLP (the Company’s affiliate) and California Bank & Trust	*

10.9	Employment Agreement dated January 5, 2004 by and between the Company and Martin G. Paravato	(17)†

10.10	Employment Agreement dated February 13, 2004 by and between the Company and Cesar M Garcia	(17)†

10.11	Stock Purchase Agreement, dated April 19, 2004, by and between the Company and the purchasers identified therein.	(18)

21	List of Subsidiaries	*

23	Consent of BDO Seidman, LLP	*

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer	*

31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer	*

32.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer	*

32.2	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer	*

*	Filed herewith
†	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)	Intentionally omitted.
(3)	Current Report on Form 8-K dated January 26, 2000.
(4)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(5)	Annual Report on Form 10-K for the year ended December 31, 1989, Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and Annual Report on Form 10-K for the year ended December 31, 1994.
(6)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(7)	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(8)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
(9)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).
(10)	Annual Report on Form 10-K for the year ended December 31, 1997
(11)	Annual Report on Form 10-K for the year ended December 31, 1994
(12)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
(13)	Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
(14)	Annual Report on Form 10-K for the year ended December 31, 1999
(15)	Annual Report on Form 10-K for the year ended December 31, 2000
(16)	Annual Report on Form 10-K for the year ended December 31, 2002
(17)	Annual Report on Form 10-K for the year ended December 31, 2003
(18)	Current Report on Form 8-K dated April 22, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 11, 2005.

IRIS INTERNATIONAL, INC.

/s/ CESAR M. GARCIA
Cesar M. Garcia,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CESAR M. GARCIA Cesar M. Garcia	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2005

/s/ MARTIN G. PARAVATO Martin G. Paravato	Chief Financial Officer and Secretary (Principal Financial Officer)	March 11, 2005

/s/ DONALD E. HORACEK Donald E. Horacek	Controller (Principal Accounting Officer)	March 11, 2005

/s/ RICHARD H. WILLIAMS Richard H. Williams	Chairman of the Board	March 11, 2005

/s/ STEVEN M. BESBECK Steven M. Besbeck	Director	March 11, 2005

/s/ THOMAS F. KELLEY Thomas F. Kelley	Director	March 11, 2005

/s/ MICHAEL D. MATTE Michael D. Matte	Director	March 11, 2005

/s/ RICHARD G. NADEAU Richard G. Nadeau	Director	March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of IRIS International, Inc.

Chatsworth, California

We have audited the accompanying consolidated balance sheets of IRIS International, Inc. (formerly known as International Remote Imaging Systems, Inc.) as of December 31, 2004 and 2003, the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIS International, Inc. at December 31, 2004 and 2003, and the results of its operations, cash flows and comprehensive income (loss) for the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IRIS International, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

February 25, 2005

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2004	2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents (note 2)	$12,839	$2,444
Accounts receivable, net of allowance for doubtful accounts and sales returns of $336 and $312 (notes 2 and 8)	8,847	7,193
Inventories, net (notes 2, 3 and 8)	7,834	5,353
Prepaid expenses and other current assets	381	462
Investment available for sale (note 2)	198	582
Deferred tax asset (note 9)	3,650	1,573

Total current assets	33,749	17,607
Property and equipment, at cost, net of accumulated depreciation (notes 2 and 4)	3,880	3,613
Goodwill (note 2)	189	189
Software development costs, net of accumulated amortization of $2,186 and $1,655 in 2003 (note 2)	1,930	2,397
Deferred tax asset (note 9)	5,665	7,220
Inventories – long term portion (note 3)	290	973
Other assets (note 5)	2,433	481

Total assets	$48,136	$32,480

Liabilities And Shareholders’ Equity
Current liabilities:
Accounts payable	$4,258	$3,636
Accrued expenses (note 7)	3,398	2,956
Short-term borrowings (note 8)	—	2,900
Current portion of long-term debt (note 8)	—	350
Deferred service contract revenue	1,134	1,151

Total current liabilities	8,790	10,993
Long-term debt (note 8)	—	1,782
Deferred service contract revenue, long term	173	238

Total liabilities	8,963	13,013

Commitments and contingencies (note 11)

Shareholders’ equity: (note 10)
Common stock, $.01 par value
Authorized: 50 million shares; issued and outstanding: 15,962 shares and 11,901 shares	159	119
Additional paid-in capital	61,972	44,717
Unearned compensation	(125)	(45)
Accumulated other comprehensive income (loss)	11	(200)
Accumulated deficit	(22,844)	(25,124)

Total shareholders’ equity	39,173	19,467

Total liabilities and shareholders’ equity	$48,136	$32,480

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Sales of IVD instruments	$14,845	$7,470	$5,515
Sales of IVD consumables and service	20,126	17,252	16,436
Sales of small laboratory devices and supplies	8,343	6,076	5,729
Royalty and license revenues	336	547	508

Net revenues	43,650	31,345	28,188

Cost of goods – IVD instruments	10,092	5,982	3,649
Cost of goods – IVD consumable and supplies	7,982	6,629	6,177
Cost of goods – small laboratory devices and supplies	4,185	3,101	2,774

Cost of goods sold	22,259	15,712	12,600

Gross margin	21,391	15,633	15,588

Marketing and selling	7,165	5,346	4,068
General and administrative	5,841	6,437	5,024
Research and development, net	3,920	4,393	4,594

Total operating expenses	16,926	16,176	13,686

Operating income (loss)	4,465	(543)	1,902
Other income (expense):
Interest income	111	40	57
Interest expense	(243)	(351)	(537)
Other income (expense)	(534)	(29)	39

Income (loss) before provision (benefit) for income taxes	3,799	(883)	1,461
Provision (benefit) for income taxes	1,519	(353)	584

Net income (loss)	$2,280	$(530)	$877

Basic net income (loss) per share	$0.16	$(0.05)	$0.08

Diluted net income (loss) per share	$0.14	$(0.05)	$0.08

Weighted average number of common shares outstanding – basic	14,459	11,245	10,566

Weighted average number of common shares outstanding – diluted	15,818	11,245	11,542

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Callable Series B Preferred Stock		Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	205	$2	10,265	$103	$41,311	$(55)	$73	$(25,471)	$15,963
Common stock issued on exercise of stock options and warrants	—	—	318	3	550	—	—	—	553
Common stock issued under employee stock purchase plan for cash	—	—	14	—	30	(15)	—	—	15
Conversion of Series B Preferred	(205)	(2)	248	2	—	—	—	—	—
Amortization of unearned compensation	—	—	—	—	—	53	—	—	53
Unrealized losses on investments	—	—	—	—	—	—	(113)	—	(113)
Net income for year	—	—	—	—	—	—	—	877	877

Balance, December 31, 2002	—	—	10,845	$108	$41,891	$(17)	$(40)	$(24,594)	$17,348
Common stock issued on exercise of stock options			518	5	709	—	—	—	714
Common stock issued under employee stock purchase plan for cash			38	1	139	(70)	—	—	70
Private placement of stock, net of offering costs			500	5	1,613	—	—	—	1,618
Effect of variable accounting for options granted to certain employees			—	—	336	(70)	—	—	266
Issuance of warrants for services			—	—	29	(29)	—	—	—
Amortization of unearned compensation			—	—	—	141	—	—	141
Unrealized losses on investments			—	—	—	—	(160)	—	(160)
Net loss for year			—	—	—	—	—	(530)	(530)

Balance, December 31, 2003	—	$—	11,901	$119	$44,717	$(45)	$(200)	$(25,124)	$19,467

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2003	11,901	$119	$44,717	$(45)	$(200)	$(25,124)	$19,467
Common stock issued on exercise of stock options and warrants	1,864	18	3,285	—	—	—	3,303
Tax benefit from stock options	—	—	2,015	—	—	—	2,015
Common stock issued under employee stock purchase plan for cash	67	1	470	(224)	—	—	247
Private placement of stock, net of offering costs	2,130	21	11,485	—	—	—	11,506
Amortization of unearned compensation	—	—	—	144	—	—	144
Realized loss on investments	—	—	—	—	538	—	538
Unrealized loss on investments	—	—	—	—	(327)	—	(327)
Net income for year	—	—	—	—	—	2,280	2,280

Balance, December 31, 2004	15,962	$159	$61,972	$(125)	$11	$(22,844)	$39,173

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,280	$(530)	$877
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Deferred taxes	1,353	(408)	645
Depreciation and amortization	1,731	1,010	1,012
Common stock and stock option compensation	144	406	53
Loss on sale/write down of investment	538	30	—
Changes in assets and liabilities:
Accounts receivable	(1,654)	(2,916)	647
Deferred service contract revenue	(82)	307	(205)
Inventories, net	(1,798)	(902)	154
Prepaid expenses and other current assets	81	(131)	(62)
Other assets	(2,200)	(87)	(130)
Accounts payable	622	982	358
Accrued expenses	497	1,152	101

Net cash provided by (used in) operating activities	1,512	(1,087)	3,450

Cash flows from investing activities:
Acquisition of property and equipment	(1,203)	(1,375)	(1,882)
Software development costs	(64)	(600)	(775)
Sale of short-term investments	197	—	—
Loan to related party	—	125	(125)

Net cash used in investing activities	(1,070)	(1,850)	(2,782)

Cash flows from financing activities:
Issuance of common and preferred stock and warrants for cash	15,056	2,401	568
Borrowings under line of credit	2,900	10,800	4,500
Repayments of line of credit	(5,800)	(8,900)	(3,500)
Borrowings under term loan	—	—	1,500
Repayments of term loan	(1,079)	(329)	(2,508)
Repayments of notes payable	(1,069)	(875)	(1,167)
Payments of capital lease obligations	(55)	(53)	(36)

Net cash provided by (used in) financing activities	9,953	3,044	(643)

Net increase (decrease) in cash and cash equivalents	10,395	107	25
Cash and cash equivalents at beginning of year	2,444	2,337	2,312

Cash and cash equivalents at end of year	$12,839	$2,444	$2,337

Supplemental schedule of non-cash financing activities:
Non-cash issuance of common stock and common stock warrants	$224	$169	$15
Conversion of series B convertible preferred stock into common stock	—	—	2
Supplemental disclosure of cash flow information:
Cash paid for income taxes	74	64	77
Cash paid for interest	97	176	279

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year ended December 31,
	2004	2003	2002
	(In thousands)
Net income (loss)	$2,280	$(530)	$877
Realized loss on investment	538	—	—
Unrealized losses on investment, net of taxes	(327)	(160)	(113)

Comprehensive income (loss)	$2,491	$(690)	$764

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible,

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2004 is adequate. See Note 16.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. The Company currently has approximately $290,000 of non-current inventory relating to spare parts for its legacy instruments which are no longer produced but which the Company will continue to support and provide maintenance repairs for our customers. Other inventory that is considered excess inventory is fully reserved by the Company.

Investment available for sale

Management classifies an investment in common equity securities as available for sale. Investments in available for sale securities are reported at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity until realized, or until management believes a permanent decline in value has occurred. Realized gains and losses are included in earnings. There were no realized gains and losses for the years ended December 31, 2003 and 2002.

During 2004, management determined that a permanent decline in the value of its investment in equity securities had taken place and recorded a write-down in the carrying value of this investment in the amount of $531,000. The write-down is included in other expense on the accompanying statements of operations. In addition a portion of the investment was sold during the year resulting in a realized loss in the amount of $7,000.

The cost, gross unrealized holding losses and fair value of securities held for sale are as follows:

	Cost	Gross Unrealized Gains (Loss)	Fair Value
At December 31, 2004	$180	$18	$198

At December 31, 2003	$915	$(333)	$582

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Prior to 2002, goodwill, representing the excess of the purchase price over the estimated fair value of the net assets of the acquired business, was amortized over the period of expected benefit of 10 years. However, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets, “ (“SFAS No. 142”) which requires that the Company cease amortization of all intangible assets having indefinite useful economic lives. Such assets with an indefinite useful life should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. There was no write-down of goodwill during 2004, 2003 or 2002.

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. The Company capitalized the following software development costs; $64,000 in 2004, $600,000 in 2003 and $774,000 in 2002. Amortization expense of software development costs was $531,000 in 2004, $110,000 in 2003, and $13,000 in 2002.

Long-Lived Assets

The Company identifies and records an impairment loss for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. There were no impairments at December 31, 2004, 2003 and 2002.

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

IRIS has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as amended by Statement No. 148. If compensation expense for the stock options had been determined using “fair value” at the grant date for awards in 2004, 2003 and 2002,

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consistent with the provisions of Statement of Financial Accounting Standards No. 123, the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Net income (loss) as reported	$2,280	$(530)	$877
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	86	244	32
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(924)	(557)	(320)

Net income (loss) pro forma	$1,442	$(843)	$589

Income (loss) per diluted share as reported	$0.14	$(0.05)	$0.08

Income (loss) per diluted share proforma	$0.09	$(0.07)	$0.05

The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123R is effective for us beginning July 1, 2005 and will require us to expense share-based payments under the “modified prospective” method. Under this method, compensation expense is recognized for all share-based payments granted after July 1, 2005 and also for all awards granted prior to July 1, 2005 that remain unvested on the effective date. We will adopt SFAS No. 123R effective July 1, 2005 using the modified prospective method. Consequently, compensation expense for awards that we granted prior to July 1, 2005 that are not fully vested on July 1, 2005 will be subject to expense beginning July 1, 2005 under SFAS No. 123R. We are currently evaluating the effects of adopting this standard on our results of operations or financial position.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranties

IRIS recognizes the warranty expense, based on management’s estimate of expected cost, as an accrued liability at the time of sale.

Research and Development Expenditures

Except for certain software development costs capitalized as described above (see Software Development Costs), research and development expenditures are charged to operations as incurred. Net research and development expense includes total research and development costs incurred, including costs incurred under research and development grants and contracts, less costs reimbursed under research and development contracts.

The Company, from time to time receives grants from agencies of the U.S. Government. We do not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, the Company retains ownership of any intellectual property that results from the research and development and the U.S. Government receives a right to use the results of the research for government projects. The Company received costs reimbursements (government grants) of $1.5 million, $0.9 million and 0.9 million during the years ended December 31, 2004, 2003 and 2002.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Pronouncement

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of APB Opinion No. 43, Chapter 4.” SFAS No. 151 clarifies the language used in Accounting Principles Board (“APB”) Opinion No. 43 with respect to accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. The guidance does not result in a substantive change in accounting for these costs but eliminates inconsistencies in wording between U.S. and international accounting standards. As such, this pronouncement is not expected to have any material impact on our consolidated statements of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation with no change in the previously reported net income or shareholders’ equity.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Inventories

Inventories consist of the following:

	At December 31,
	2004	2003
	(In thousands)
Finished goods	$2,642	$1,852
Work-in-process	664	703
Raw materials, parts and sub-assemblies	4,818	3,772

	8,124	6,326
Less non-current portion, net of reserves	(290)	(973)

Inventories – current portion	$7,834	$5,353

See Note 16 regarding reserves as of December 31, 2004 and 2003.

4. Properties and Equipment

Property and equipment consist of the following:

	At December 31,
	2004	2003
	(In thousands)
Leasehold improvements	$1,878	$1,800
Furniture and fixtures	509	464
Machinery and equipment	4,863	4,227
Tooling, dies and molds	1,947	1,832
Rental units	300	800

	9,497	9,123
Less accumulated depreciation.	(5,617)	(5,510)

	$3,880	$3,613

Property and equipment includes $2,913,000 and $2,704,000 at December 31, 2004 and 2003, of fully depreciated assets that remain in service. Depreciation expense was $936,000, $658,000 and $652,000 in 2004, 2003 and 2002.

5. Equipment Leasing

The components of net investment in sales-type leases recorded in other assets consist of the following:

	At December 31,
	2004	2003
	(In thousands)
Total minimum lease payments	$2,981	—
Less: Unearned income	340	—

Net investment in sales-type leases	2,641	—
Less: Current portion	(499)	—

	$2,142	—

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years: $499,000 in 2005, $525,000 in 2006, $551,000 in 2007, $537,000 in 2008 and $529,000 in 2009.

6. Related Party Transaction

In April 2002, the Company made a $125,000 loan to the former Chairman, CEO and President of the Company in accordance with his employment agreement. The loan bore interest at the rate of five percent per annum and had a term of five years. In June 2003,the loan was repaid in full, including interest.

7. Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2004	2003
	(In thousands)
Accrued bonuses	$777	$532
Accrued commissions	338	193
Accrued payroll	476	205
Accrued vacation	539	471
Accrued professional fees	155	167
Accrued warranty	356	370
Accrued interest	—	35
Accrued – other	757	983

	$3,398	$2,956

Changes in the accrued warranty liability were as follows:

	At December 31,
	2004	2003
	(In thousands)
Balance – beginning of year	$370	$298
Additions for provisions during year	550	406
Reductions during year	(564)	(334)

Balance – end of year	$356	$370

8. Short-Term Borrowings and Notes Payable

In May 2004, we signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of December 31, 2004, there were no borrowings under the new credit facility. The Company is subject to certain financial covenants under the credit facility with the bank and as of December 31, 2004, we were in compliance with such covenants.

Prior to May 2004, we had an $8.0 million credit facility, which consisted of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. Borrowings under the line of credit were limited to a percentage of eligible receivables and inventory. At December 31, 2003, the outstanding amounts under the

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s credit facility consist of $308,000 under the first term loan, $771,000 under the second term loan and $2.9 million under the revolving line of credit.

At December 31, 2003, we also had a $1.1 million unsecured Subordinated Note Payable. The note was payable in monthly installments of approximately $97,000 plus interest on the unpaid balance. The note bore interest at the prime rate plus 2.0% and matured on July 31, 2004. However, on September 30, 2003, the bank invoked its rights under a subordination agreement between the note holder and the bank precluding us from making further payments of the amounts owed on the Subordinated Note Payable until further notice. Since the timing of future payments is indeterminate, the remaining balance of the note at December 31, 2003 was classified as a non-current liability in the financial statements.

In April 2004, the then outstanding balances of the bank debt and the Subordinated Note Payable were both repaid including interest with the net proceeds from the private placement described in Note 10.

9.	Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Current:	$—	$—	$—
Federal
State	24	—	14

	24	—	14

Deferred:
Federal	914	(314)	470
State	581	(39)	100

	1,495	(353)	570

	$1,519	$(353)	$584

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2004, 2003 and 2002 as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Tax provision (benefit) computed at Federal statutory rate	$1,291	$(300)	$497
Decrease in taxes due to change in valuation allowance	—	(569)	—
Expiration of Federal or State NOLs	62	598	—
State taxes, net of federal benefit	190	(44)	73
Nondeductible expenses	166	17	30
Other	(190)	(55)	(16)

	$1,519	$(353)	$584

At December 31, 2004, the Company had federal net operating loss carry forward of approximately $18.3 million, and state net operating loss carry forward of $4.4 million, which expire in fiscal years ending in 2005 through 2019.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, our deferred income tax asset increased by $2.0 million resulting from a tax benefit we realized from the exercise of stock options by current and former employees. The primary components of temporary differences, which give rise to the Company’s net deferred tax asset at December 31, 2004 and 2003, are as follows:

	At December 31,
	2004	2003
	(In thousands)
Depreciation and amortization	$528	$294
Allowance for doubtful accounts	139	130
Accrued liabilities	1,646	1,335
Deferred revenue-service contracts	270	309
Net operating loss carry forward	6,840	6,905
Other	(108)	(179)

	$9,315	$8,794

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

10. Capital Stock

Private Placements

In April 2004, the Company sold 2,130,000 shares of the Company’s common stock in a private placement at a price of $5.85 per share (a 10% discount to market). In addition, the investors received five-year warrants to purchase 319,500 additional shares of common stock at an exercise price of $7.80 per share. In addition, the investment bank received five-year warrants to purchase 122,475 shares of common stock at an exercise price of $7.80 per share. The agreement required us to file a registration statement within 30 days of closing and to have the registration statement declared effective within 90 days of closing. In May 2004, we filed a registration statement, which was declared effective on May 21, 2004. We realized net proceeds (after deducting offering expense of $1.0 million) of approximately $11.5 million. We used approximately $5.5 million of the net proceeds to retire all our outstanding indebtedness to the bank and the Subordinated Note Holder. See Note 8.

During the fourth quarter of 2003 we sold, through a private placement, 500,000 shares of our Common Stock at $3.75 per share realizing net proceeds (after deducting $67,000 of offering costs) of $1.6 Million. The net proceeds were utilized primarily for working capital.

Conversion of Preferred Stock

On August 3, 2002, the Company’s Series B Preferred Stock automatically converted into common stock at the ratio of 1.21 shares of common stock for each share of preferred stock, a total of 248,050 common shares

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were issued. The conversion ratio represented the ratio of the liquidation value of each preferred share ($3.00 per share) divided by the average daily closing price of the common stock for the five trading days ending three trading days prior to the August 3, 2002 conversion date ($2.47 per share).

Stock Issuances

During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow employees of the Company to buy its shares at 50% of the then current market price, provided that the employee agrees to hold the shares purchased for a minimum of one year. The employee’s 50% portion of stock purchases under the plan may not exceed 15% of the employee’s total compensation during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of one year following the date of purchase. During the period of the limitation on transfer, the Company has the option to repurchase the shares at the employee’s purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 2004, 2003 and 2002, IRIS issued 67,000, 38,000 and 14,000 shares of common stock in exchange for $247,000, $70,000 and $15,000 in cash and services.

Stock Option Plans and Employee Benefit Plans

As of December 31, 2004, the Company had three stock option plans under which it may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under these plans.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s three stock option plans as of December 31, 2004:

	Number of Option Shares
				Available
Plan	Authorized	Exercised	Outstanding	for Grant
	(In thousands)
1994 Plan	700	524	139	37
1997 Plan	600	421	145	34
1998 Plan	2,900	967	1,850	83

	4,200	1,912	2,134	154

In addition to the above, as of December 31, 2004 there were stock options outstanding to purchase 130,000 shares of common stock that were issued under special inducement grants.

The Compensation Committee of the Board of Directors determines the exercise price of options. Payment of the exercise price may be made in cash or with shares of common stock. The options generally vest over either three or four years and expire either five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Risk free interest rate	3.60%	3.17%	4.18%
Expected lives (years)	5	5	5
Expected volatility	39%	44%	57%
Expected dividend yield	—	—	—

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth certain information relative to stock options during the years ended December 31, 2002, 2003 and 2004.

	Shares	Range	Weighted Average	Fair Value at Grant Date Weighted Average
	(In thousands, except for per share)
Outstanding at December 31, 2001	2,328	$0.69 to $4.38	$1.47
Granted	514	$2.01 to $3.01	$2.61	$1.52
Exercised	(51)	$0.88 to $2.00	$1.34
Canceled or expired	(115)	$0.75 to $3.03	$1.74

Outstanding at December 31, 2002	2,676	$0.69 to $4.38	$1.73
Granted	1,004	$2.50 to $5.71	$3.82	$1.68
Exercised	(518)	$0.88 to $3.01	$1.38
Canceled or expired	(253)	$1.25 to $3.01	$2.32

Outstanding at December 31, 2003	2,909	$0.69 to $5.71	$2.46	$3.06
Granted	528	$6.25 to $8.58	$7.73
Exercised	(1,033)	$0.88 to $5.71	$1.77
Canceled or expired	(140)	$1.31 to $5.71	$3.05

Outstanding at December 31, 2004	2,264	$0.69 to $8.58	$3.97
Outstanding at December 31, 2004
Weighted average life – 53 months	2,264		$3.97
Exercisable at December 31, 2004
Weighted average life – 55 months	1,415		$3.03

In 1996, the Company adopted a 401(k) Plan. All employees are eligible to participate in the plan at the beginning of the first quarter following their start date. Although the Company’s contributions are discretionary, our current practice is to match $0.25 per $1 contributed by the employees up to 4% of the employees’ contributions. Employees vest in amounts contributed by the Company immediately. The Company contributed $83,000, $73,000 and $63,000 to the plan for 2004, 2003 and 2002.

Warrants

In July 2004 warrants to purchase 853,040 shares of common stock were exercised at a price of $1.90 per share and we received $1.6 million. At December 31, 2004, the following warrants to purchase common stock were outstanding and exercisable:

Number of Shares	Per Share Price	Expiration Date
50,000	$2.13	October 31, 2005
45,000	$2.22	October 1, 2006
35,000	$1.92	October 1, 2007
442,000	$7.80	April 23, 2009

11. Commitments and Contingencies

Leases

The Company leases real property and equipment under agreements, which expire at various times over the next five years. Certain leases contain renewal options and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments required under capital and operating leases that have an initial term in excess of one year as of December 31, 2004, are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ended December 31,
2005	$49,000	$563,000
2006	36,000	513,000
2007	21,000	—

	$106,000	$1,076,000

Rent expense under all operating leases during 2004, 2003 and 2002 was $636,000 $608,000 and $584,000.

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

12. Earnings per Share

The computation of per share amounts for 2004, 2003 and 2002 is based on the average number of common shares outstanding for each period. Options and warrants to purchase 805,000, 3,891,000 and 622,000 shares of common stock were not considered in the computation of diluted EPS for 2004, 2003 and 2002, because their inclusion would have been antidilutive.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of weighted average shares used in computing basic and diluted earnings per share:

	2004	2003	2002
	(In thousands)
Weighted average number of shares – basic	14,459	11,245	10,566
Effect of dilutive securities:
Options	926	—	561
Warrants	433	—	269
Preferred stock	—	—	146

Weighed average number of shares – diluted	15,818	11,245	11,542

13. License

Sysmex Corporation developed several urine sediment analyzers under licenses (which expired in July 2004), from IRIS using IRIS technology. IRIS received royalties under this license of $336,000, $547,000 and $408,000 in 2004, 2003 and 2002.

14. Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under SFAS No. 131, the Company operates in two segments: (1) IVD instruments and (2) small laboratory devices and related supplies.

The IVD instrument segment designs, develops, manufactures, markets and distributes IVD systems based on patented and proprietary AIM technology for automating microscopic procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, these products are sold through distributors. The segment also includes the operations of the ADIR research subsidiary.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present information about reported segments for the three years ended December 31, 2004:

	IVD Instrument	Small Laboratory Devices	Unallocated Corporate Expenses	Total
	(In thousands)

For the Year Ended December 31, 2004
Revenues	$35,307	$8,343	$—	$43,650
Interest income	106	5	—	111
Interest expense	6	—	237	243
Depreciation and amortization*	1,729	90	56	1,875
Other non-cash items	538	—	—	538
Segment profit (loss)	5,658	1,945	(3,804)	3,799
Segment assets	35,769	3,052	9,315	48,136
Investment in long-lived assets	1,133	134	—	1,267

For the Year Ended December 31, 2003
Revenues	$25,269	$6,076	$—	$31,345
Interest income	38	1	—	40
Interest expense	8	—	343	351
Depreciation and amortization*	921	91	140	1,152
Other non-cash items	30	—	266	296
Segment profit (loss)	2,445	960	(4,288)	(883)
Segment assets	21,348	2,339	8,793	32,480
Investment in long-lived assets	1,895	80	—	1,975

For the Year Ended December 31, 2002
Revenues	$22,459	$5,729	$—	$28,188
Interest income	55	2	—	57
Interest expense	7	—	530	537
Depreciation and amortization*	932	86	47	1,065
Other non-cash items	—	—	—	—
Segment profit (loss)	2,738	1,589	(2,866)	1,461
Segment assets	16,837	2,107	8,279	27,223
Investment in long-lived assets	2,619	38	—	2,657

*	Included in depreciation and amortization in the table above is amortization of deferred compensation in the amounts of $144,000 in 2004; $142,000 in 2003, and $53,000 in 2002.

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States and totaled $8,722,000 and $7,653,000 as of December 31, 2004 and 2003. Sales to international customers amounted to approximately $8.0 million in 2004, $4.1 million in 2003 and $1.4 million in 2002.

Long-lived assets include property and equipment, goodwill, software development costs, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Data (Unaudited)

The following table summarizes certain financial information by quarter for 2004 and 2003:

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Net revenues	$9,375	$10,325	$11,764	$12,186
Gross margin	4,704	4,780	5,811	6,096
Net income	529	439	481	831
Net income per share – basic	$0.04	$0.03	$0.03	$0.05

Net income per share – diluted	$0.04	$0.03	$0.03	$0.05

	2003 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Net revenues	$6,134	$6,531	$8,421	$10,259
Gross margin	3,167	3,490	4,264	4,712
Net income	(488)	(250)	128	80
Income per share attributable to common shareholders – basic	$(0.04)	$(0.02)	$0.01	$0.01

Income per share attributable to common shareholders – diluted	$(0.04)	$(0.02)	$0.01	$0.01

16. Valuation and Qualifying Accounts

	Beginning Balance	Charged To Cost and Expenses	Additions Charged To Other Accounts	Deductions		Ending Balance
	(In thousands)

Year Ended December 31, 2004
Allowance for doubtful accounts	$262	$24	—	$(78	)(1)	$208
Allowance for sales returns	50	237	—	(159	)(1)	128
Reserve for inventory obsolescence	959	304	—	(70	)(1)	1,193

Year Ended December 31, 2003
Allowance for doubtful accounts	$298		—	$(36	)(1)	$262
Allowance for sales returns	—	50	—	—		50
Reserve for inventory obsolescence	798	265	—	(104	)(1)	959

Year Ended December 31, 2002
Allowance for doubtful accounts	$286	$79	—	$(67	)(1)	$298
Reserve for inventory obsolescence	1,215	—	—	(417	)(1)	798

(1)	Relates to the write-off of accounts receivable, return of merchandise, disposal of obsolete inventory or specific portion of the accounts receivable reserve or reserve for sales returns no longer needed.