Form 10-Q
period 2005-03-31
IRIS INTERNATIONAL INC
filed 2005-05-09
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The registrant had 16,416,391 shares of common stock issued and outstanding as of April 26, 2005.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$13,428	$12,839
Accounts receivable, net of allowance for doubtful accounts and sales returns of $326 and $336	10,290	8,847
Inventories, net	7,012	7,834
Prepaid expenses and other current assets	447	381
Investment available for sale	121	198
Deferred tax asset	3,650	3,650

Total current assets	34,948	33,749
Property and equipment, at cost, net	3,896	3,880
Goodwill	189	189
Software development costs, net	1,760	1,930
Deferred tax asset	4,824	5,665
Inventories – long term portion	489	290
Other assets	3,111	2,433

Total assets	$49,217	$48,136

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,287	$4,258
Accrued expenses	2,661	3,398
Deferred service contract revenue	1,269	1,134

Total current liabilities	7,217	8,790

Deferred service contract revenue, long term	139	173

Total liabilities	7,356	8,963

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value – authorized: 50 million shares; issued and outstanding: 16,322 shares and 15,962 shares	163	159
Additional paid-in capital	63,545	61,972
Unearned compensation	(274)	(125)
Accumulated other comprehensive income	—	11
Accumulated deficit	(21,573)	(22,844)

Total shareholders’ equity	41,861	39,173

Total liabilities and shareholders’ equity	$49,217	$48,136

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the three months ended March 31,
	2005	2004
Sales of IVD instruments	$5,939	$2,543
Sales of IVD consumables and service	5,699	4,672
Sales of small laboratory devices and supplies	2,326	1,974
Royalty and license revenues	—	186

Net revenues	13,964	9,375

Cost of goods - IVD instruments	3,593	1,864
Cost of goods - IVD consumables and service	2,315	1,800
Cost of goods - small laboratory devices and supplies	1,162	1,007

Cost of goods sold	7,070	4,671

Gross margin	6,894	4,704

Marketing and selling expenses	2,391	1,490
General and administrative expenses	1,394	1,193
Research and development, net	1,083	1,053

Total operating expenses	4,868	3,736

Operating income	2,026	968

Other income (expense):
Interest income	53	11
Interest expense	(5)	(90)
Other (expense) income	44	(7)

Income before income taxes	2,118	882

Provision for income taxes	847	353

Net income	$1,271	$529

Basic net income per share	0.08	0.04

Diluted net income per share	$0.07	$0.04

Basic - average shares outstanding	16,218	12,051

Diluted - average shares outstanding	17,294	13,846

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,271	$529
Adjustments to reconcile net income to net cash provided by (used in) operations:
Deferred taxes, net	847	353
Depreciation and amortization	492	395
Common stock and stock option compensation	79	22
Loss (gain) on sale of investment	(43)	7
Changes in operating assets and liabilities:
Accounts receivable	(1,443)	195
Deferred service contract revenue	102	39
Inventories, net	623	77
Prepaid expenses and other current assets	(66)	(108)
Other assets	(702)	(28)
Accounts payable	(970)	(1,315)
Accrued expenses	(728)	(19)

Net cash provided by (used in) operating activities	(538)	147

Cash flows from investing activities:
Acquisition of property and equipment	(314)	(339)
Software development costs	—	(13)
Sale of investments held for sale	102	197

Net cash used in investing activities	(212)	(155)

Cash flows from financing activities:
Issuance of common stock for cash	1,349	381
Borrowings under line of credit	—	2,900
Repayments of line of credit	—	(2,400)
Repayments of term loan	—	(87)
Payments of capital lease obligations	(10)	(14)

Net cash provided by financing activities	1,339	780

Net increase in cash and cash equivalents	589	772
Cash and cash equivalents at beginning of period	12,839	2,444

Cash and cash equivalents at end of period	$13,428	$3,216

Supplemental schedule of non-cash financing activities:
Issuance of common stock and common stock warrants for services	$228	$46

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17	$21
Cash paid for interest	$—	$36

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited – in thousands)

	For the three months ended March 31,
	2005	2004
Net income	$1,271	$529
Unrealized gain on investments, net of taxes	(11)	30

Comprehensive income	$1,260	$559

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

IRIS International, Inc., (“IRIS” or the “Company”) was incorporated in California in 1979 and reincorporated during 1987 in Delaware under the name of International Remote Imaging Systems, Inc. The Company changed its name to IRIS International, Inc. in December 2003. The Company designs, develops, manufactures and markets in vitro diagnostic (“IVD”) equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy (“AIM”) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories. On April 27, 2005 the Company signed an agreement to acquire the assets of the urinalysis business segment of Quidel Corporation. We expect to consummate the transaction on or before May 31, 2005.

2.	Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements:

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations for the three-month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Accounts Receivable

IRIS sells predominantly to entities in the healthcare industry. IRIS grants uncollateralized credit to its customers, primarily hospitals, clinical and research laboratories, and distributors. IRIS performs ongoing credit evaluations of its customers before granting uncollateralized credit. The Company does not have any single customer that accounts for 10% or more of its consolidated revenues or 10% or more of its accounts receivable at the balance sheet date.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of March 31, 2005 is adequate.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. The Company currently has approximately $489,000 of non-current inventory relating to spare parts for its legacy instruments which are no longer produced but which the Company will continue to support and provide maintenance repairs for our customers. Other inventory that is considered excess inventory is fully reserved by the Company.

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

Goodwill

Goodwill is recorded at cost. The realizability of the goodwill is evaluated at least annually, or as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. At March 31, 2005, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. The Company capitalized $-0- and $13,000 of software development costs and recorded amortization of software development costs of $170,000 and $123,000 during the three months ended March 31, 2005 and 2004.

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

If compensation expense for the stock options had been determined using “fair value” at the grant date for awards during 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the three months ended March 31,
(in thousands)	2005	2004
Net income as reported	$1,271	$529
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	47	14

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	213	306

Net income pro forma	$1,105	$237

Income per diluted share as reported	$0.07	$0.04

Income per diluted share pro forma	$0.06	$0.02

IRIS INTERNATIONAL, INC.

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

Revenue is recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement No. 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements” which generally requires revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements. Multiple elements of the Company’s domestic product sales and typically include IVD instruments and training. Training elements are valued based on hourly rates, which the Company charges for these services when sold apart from hardware sales. Accordingly, IRIS allocates revenue to each element in a multiple-element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold and specifically defined in a quotation or contract.

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

Warranties

IRIS records warranty expense, based on management’s estimate of expected cost, as an accrued liability at the time of sale.

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

The Company, from time to time receives grants from agencies of the U.S. Government. We do not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, the Company retains ownership of any intellectual property that results from the research and development and the U.S. Government receives a right to use the results of the research for government projects. The Company received cost reimbursements (government grants) of $405,000 and $104,000 during the three months ended March 31, 2005 and 2004.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. Common stock equivalents for the three months ended March 31, 2005 and 2004 include 1,076,000 and 1,795,000 from stock options and warrants.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Finished goods	$2,027	$2,642
Work-in-process	779	664
Raw materials, parts and sub-assemblies	4,695	4,818

	7,501	8,124
Less non-current portion	(489)	(290)

Inventories – current portion	$7,012	$7,834

4.	Bank Loan Agreement

In April 2004, the Company used a portion of the proceeds it received from a private placement of common stock to retire all outstanding indebtedness to its former bank and subordinated note holder. See Note 6.

In May 2004, the Company signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of March 31, 2005, there were no borrowings under the new credit facility. The Company is subject to certain financial covenants under the credit facility with the bank and as of March 31, 2005, the Company was in compliance with such covenants.

5.	Income Taxes

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock and Stock Option Issuances

During the three months ended March 31, 2005, the Company (i) issued 372,000 shares of common stock from the exercise of options, warrants and shares issued under our Employee Stock Purchase Plan, (ii) issued options to purchase – 0—shares of common stock and (iii) cancelled and forfeited options to purchase 11,000 shares of common stock. At March 31, 2005, options to purchase 2,143,000 shares of common stock were issued and still outstanding. Outstanding options will expire at various dates through the end of 2012. The exercise price for such options ranges from $0.69 to $8.58 per share. At March 31, 2005, there were 164,000 shares of common stock available for the granting of future options under the Company’s stock option plans.

Warrants

At March 31, 2005, there were outstanding and exercisable warrants to purchase 247,000 shares at a price of $7.80 per share.

7.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of March 31, 2005.

8.	Royalty Income

A competitor previously developed several urine sediment analyzers under license agreements using the Company’s technology. The Company received royalties under the license of $0 and $186,000 for the three months ended March 31, 2005 and 2004.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below present information about reported segments (in thousands):

(in thousands)	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the three months ended March 31, 2005
Revenues	$11,638	$2,326	$—	$13,964
Interest income	$51	$2	$—	$53
Interest expense	$2	$—	$3	$5
Depreciation and amortization*	$490	$59	$22	$571
Segment profit	$2,371	$509	$(762)	$2,118
Segment assets	$37,624	$3,119	$8,474	$49,217
Investment in long-lived assets	$241	$73	$—	$314

For the three months ended March 31, 2004
Revenues	$7,401	$1,974	$—	$9,375
Interest income	$10	$1	$—	$11
Interest expense	$2	$—	$88	$90
Depreciation and amortization*	$367	$38	$12	$417
Other non-cash items	$7	—	—	$7
Segment profit	$1,178	$416	$(712)	$882
Segment assets	$21,450	$2,566	$8,421	$32,437
Investment in long-lived assets	$330	$22	$—	$352

*	Included in depreciation and amortization above is amortization of deferred compensation in the amounts $79,000 and $22,000 for the three months ended March 31, 2005 and 2004.

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States and totaled $9.4 million at March 31, 2005. Sales to international customers amounted to approximately $3.9 million and $1.7 million during the three months ended March 31, 2005 and 2004. Long-lived assets include property and equipment, goodwill, software development costs, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

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

Overview

IRIS International, Inc. was incorporated in 1979. Our company consists of three operating units. Our largest unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis. Our StatSpin subsidiary markets small centrifuges and other processing equipment and accessories for rapid specimen processing, and our Advanced Digital Imaging and Research LLC (ADIR) subsidiary assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition.

We generate revenues primarily from three sources: Sales of; IVD instruments, IVD consumables and service, and small laboratory device instruments and supplies. Sales of IVD consumables supplies and services currently represent approximately 40% of our revenues and contribute higher gross margins than other sources of revenues. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranties. Once our analyzers and systems are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue will continue to expand as the installed base of related instruments expand. Sales of small laboratory devices and supplies primarily consist of centrifuge systems and related supplies sold by StatSpin. Sales of StatSpin’s products are made worldwide through distributors.

Sales of IVD analyzers, consumables and services are made both domestically and internationally. Domestic sales are made directly by our own sales staff to the customer, whereas international sales are made to independent distributors. International sales represent 28% of consolidated net revenues in the first quarter of 2005, compared to 18% during the comparable quarter in 2004. With the launch of the iQ200 analyzer, we have increased our focus on the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since international sales are made through independent distributors, gross profit margins are lower than domestic sales of the same products but without sales and marketing costs.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund our research and development programs, and through our subsidiary ADIR; we also receive government grants to fund various research activities.

The following table summarizes product technology expenditures for the periods indicated:

	For the three months ended March 31,
(in thousands)	2005	2004
Total product technology expenditures during year	1,488	1,170
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	-0-	(13)
Less: amounts reimbursed through grants for government sponsored research and development	(405)	(104)

Research and development expense as reported in the consolidated statements of operations	$1,083	$1,053

Critical Accounting Policies

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

Revenue recognition – We derive our revenues from the sale of IVD instruments, consumable supplies and services for IVD systems, sales of small laboratory devices and related supplies. Revenue is recognized once all of the following conditions have been met: i) an authorized purchase order has been received in writing with a fixed and determinable sales price, ii) customer credit worthiness has been established, and iii) delivery of the product based on shipping terms. The majority of domestic IVD instrument sales generally require that we install the instrument at our customer’s facility and train personnel in the instrument’s use.

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

Inventory valuation – We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We recognize that although we have introduced our new iQ200 product family of analyzers, an installed based of our legacy products still exists. We maintain a base supply of service parts for these products, a portion of which is classified as a long-term asset on our balance sheet. Management will periodically review the carrying value of such parts to ensure that they continue to have net realizable value.

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

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for cost of goods sold that are computed on related revenue.

	Three months ended March 31,
	2005		2004
	(in thousands)
Revenues
IVD instruments	$5,939	42%	$2,543	27%
IVD consumables and service	5,699	41%	4,672	50%
Small laboratory devices and supplies	2,326	17%	1,974	21%
Royalty and license revenues	—		186	2%

Total revenues	13,964	100%	9,375	100%

Cost of Goods Sold
IVD instruments	3,593	60%	1,864	73%
IVD consumable and supplies	2,315	41%	1,800	39%
Small laboratory devices and supplies	1,162	50%	1,007	51%

Total costs	7,070	51%	4,671	50%

Gross margin	6,894	49%	4,704	50%

Operating expenses
Marketing and selling	2,391	17%	1,490	16%
General and administrative	1,394	10%	1,193	13%
Research and development, net	1,083	8%	1,053	11%

Total operating expenses	4,868	35%	3,736	40%

Operating income	2,026	14%	968	10%
Net income	1,271	9%	$529	6%

Comparison of the three months ended March 31, 2005 to 2004

Net revenues for the three months ended March 31, 2005 increased 49% over the prior year quarter. Revenues from the IVD urinalysis segment totaled $11.6 million in the current quarter, up from $7.4 million in the prior year quarter. Sales of IVD instruments increased to $5.9 million from $2.5 million, a 134% increase ($3.4 million) over the prior year quarter. The increase in instrument sales is due to the strong sales of 100 iQ200 analyzers and systems during the current quarter as compared to 47 iQ200 analyzers and systems during the prior year quarter. Sales of IVD consumables and service increased to $5.7 million from $4.7 million, an increase of $1.0 million or 22%, primarily due to the larger installed base of instruments. Revenues from the small laboratory devices segment increased to $2.3 million from $2.0 million, or 18%. This increase is primarily due to increased sales of centrifuges, parts and service within this segment.

Gross profit margins were slightly lower during the current quarter as compared to the prior year quarter. For the IVD instruments, margins improved to 40% of related revenues as compared to 27% for the prior year quarter. The improvement was attributable to the economies of scale that resulted from greater overhead absorption and other efficiencies from higher production levels during the quarter. Gross margin on IVD consumables and service was lower during the current quarter, primarily as a result of higher sales to international independent distributors at lower margins as well as the fact that our instruments include a one-year warranty during which period we don’t realize service revenue but incur warranty cost. Margins on our small laboratory devices and supplies were 1% lower during the current quarter due to slightly higher raw material costs and increased overhead.

Marketing and selling expenses totaled $2.4 million for the three months ended March 31, 2005 as compared to $1.5 million in the prior year quarter, a 60% increase. As a percentage of sales such expenses during the current quarter were 17% of revenues compared to 16% the prior year. During the current quarter we incurred additional sales and marketing personnel costs of approximately $330,000 and additional travel costs to support the increased sales revenues during the quarter of approximately $100,000.

General and administrative expenses increased in the first quarter to $1.4 million from $1.2 million in the prior year quarter. The increase includes approximately $100,000 of increased professional fees associated with compliance with Section 404 of the Sarbanes Oxley Act of 2002, and the remainder relates to various costs resulting from the increase revenues for the period.

Net research and development expense as shown in the accompanying statements of operations amounted to $1.1 million during both periods. Research and Development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $405,000 and $104,000 during the three months ended March 31, 2005 and 2004. We expect to continue investing in research and development activities during the remainder of 2005 but at a slightly higher rate than the current quarter.

Interest expense during the current quarter decreased to $5,000 from $90,000 in the prior year quarter as a result of the repayment of outstanding indebtedness in the second quarter of 2004. Interest income during the quarter amounted to $53,000, an increase from $42,000 over the prior year quarter and relates primarily to our investment of excess funds during the year plus interest received on sales-type equipment leases that the company entered into during the second half of 2004.

During the first three months of 2005 we incurred an income tax provision of approximately $847,000 as compared to $353,000 in the prior year quarter. The tax provision continues to be a non-cash item, since we have significant deferred tax assets, primarily relating to tax loss carryforwards.

Off-Balance Sheet Arrangements

At March 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD urinalysis systems and the sales of consumables and service for these systems as well as the sale of small laboratory devices and supplies. During the first three months of 2005, our cash and cash equivalents increased to $13.4 million.

Operating Cash Flows. Cash used in operations for the current quarter amounted to $538,000 compared to cash provided by operations of $147,000 in the prior year quarter. Cash used in operations for the three months ended March 31, 2005 resulted primarily from increases in receivables ($1.4 million) due to increased sales during the period, increases in other assets ($702,000) and decreases in accounts payable and accrued expenses ($1.7 million). These uses of cash were partially offset by net income in the current quarter ($1.3 million), a reduction in inventory ($623,000) due to greater than anticipated sales in the period, and non-cash expenses consisting primarily of deferred taxes ($847,000) and depreciation and amortization ($492,000).

The relationship of receivables to revenues has remained at 67 days sales in accounts receivable as compared to the prior year quarter. Inventories during the current quarter have decreased $623,000 over the prior year end with the number of days sales in inventory decreasing to 90 days at the end of the first quarter as compared to 128 days at the end of 2004 and 109 days at the end of the prior year quarter. The lower inventory levels resulted from the higher than anticipated sales during the quarter.

Investing Activities. Cash used in investing activities totaled $212,000 during the three months ended March 31, 2005 and 2004 primarily for additions to property and equipment of $314,000 and $339,000 and partially offset by proceeds from the sales of investments held for sale in the amounts of $102,000 and $197,000.

Financing Activities. For the three months ended March 31, 2005, financing activities provided $1.3 million of cash, compared to $.8 million provided during the prior year period. During the current year quarter, we received $1.3 million from issuances of shares of common stock whereas in the prior year quarter we received $381,000 million for issuances of shares and $500,000 borrowing on our bank credit line.

In May 2004, we signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of March 31, 2005, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of March 31, 2005, we were in compliance with such covenants.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations. However additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available, on terms acceptable to us.

We recently entered into an agreement to acquire the assets of the urinalysis business segment of Quidel Corporation, which acquisition, if consummated, will be funded from cash on hand. We expect to consummate the transaction on or before May 31, 2005.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123R is effective for us beginning January 1, 2006 and will require us to expense share-based payments under the “modified prospective” method. Under this method, compensation expense is recognized for all share-based payments granted after January 1, 2006 and also for all awards granted prior to January 1, 2006 that remain unvested on the effective date. We will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method. Consequently, compensation expense for awards that we granted prior to January 1, 2006 that are not fully vested on January 1, 2006 will be subject to expense beginning January 1, 2006 under SFAS No. 123R. We are currently evaluating the effects of adopting this standard on our results of operations or financial position.

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

Interest Rates

At March 31, 2005, we did not have any outstanding indebtedness subject to interest rate fluctuations. All of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From January 1, 2005 through March 31, 2005, the Registrant has issued and sold the following securities:

1. In January 2005, we issued to Wall Street Consultants, Inc., 129,767 shares of common stock upon the exercise of a warrant to purchase 129,767 shares of common stock at an exercise price of $7.80 per share and received proceeds of $272,916.

2. In February 2005, we issued to Sherleigh Associates, 62,250 shares of common stock upon the exercise of a warrant to purchase 62,250 shares of common stock at an exercise price of $7.80 per share and received proceeds of $485,550.

3. In March 2005, we issued to Westpark Capital, LP, 2,351 shares of common stock upon the cashless exercise of a warrant to purchase 10,500 shares of common stock at an exercise price of $7.80 per share.

The issuance and sales of these securities was made in reliance on Section 4(2) and/or Section 3(a)(9) of the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. Each purchaser was a sophisticated investor with access to all relevant information necessary to evaluate the investment and represented to the Registrant that the shares were being acquired for investment.

Item 6.	Exhibits

Exhibit Number	Description	Reference Document

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer	*

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005

IRIS INTERNATIONAL, INC.

By:	/s/ Martin G. Paravato
Martin G. Paravato
Chief Financial Officer