Form 10-Q
period 2005-06-30
IRIS INTERNATIONAL INC
filed 2005-08-15
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File No. 1-11181

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

The registrant had 17,022,396 shares of common stock issued and outstanding as of August 9, 2005.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,992	$12,839
Accounts receivable, net of allowance for doubtful accounts and sales returns of $324 and $336	10,765	8,847
Inventories, net	7,541	7,834
Prepaid expenses and other current assets	638	381
Investment available for sale	74	198
Deferred tax asset	6,526	3,650

Total current assets	42,536	33,749
Property and equipment, at cost, net	3,702	3,880
Goodwill	189	189
Software development costs, net	1,851	1,930
Deferred tax asset	3,773	5,665
Inventories – long term portion	167	290
Other assets	4,362	2,433

Total assets	$56,580	$48,136

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,077	$4,258
Accrued expenses	3,550	3,398
Deferred service contract revenue	1,259	1,134

Total current liabilities	8,886	8,790
Deferred service contract revenue, long term	111	173

Total liabilities	8,997	8,963
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value – authorized: 50 million shares; issued and outstanding: 16,950 shares and 15,962 shares	169	159
Additional paid-in capital	67,687	61,972
Unearned compensation	(249)	(125)
Accumulated other comprehensive income (loss)	(28)	11
Accumulated deficit	(19,996)	(22,844)

Total shareholders’ equity	47,583	39,173

Total liabilities and shareholders’ equity	$56,580	$48,136

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the three months ended June 30,
	2005	2004
Sales of IVD instruments	$7,479	$3,517
Sales of IVD consumables and service	5,887	4,724
Sales of small laboratory devices and supplies	2,211	1,951
Royalty and license revenues	—	133

Net revenues	15,577	10,325

Cost of goods - IVD instruments	4,280	2,588
Cost of goods - IVD consumables and service	2,600	1,963
Cost of goods - small laboratory devices and supplies	1,101	994

Cost of goods sold	7,981	5,545

Gross margin	7,596	4,780

Marketing and selling expenses	2,476	1,741
General and administrative expenses	1,649	1,221
Research and development, net	958	967

Total operating expenses	5,083	3,929

Operating income	2,513	851
Other income (expense):
Interest income	123	21
Interest expense	(7)	(145)
Other income	—	5

Income before income taxes	2,629	731
Provision for income taxes	1,052	292

Net income	$1,577	$439

Basic net income per share	$0.09	$0.03

Diluted net income per share	$0.09	$0.03

Basic - average shares outstanding	16,636	14,134

Diluted – average shares outstanding	18,471	15,809

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the six months ended June 30,
	2005	2004
Sales of IVD instruments	$13,418	$6,060
Sales of IVD consumables and service	11,586	9,396
Sales of small laboratory devices and supplies	4,537	3,925
Royalty and license revenues	—	319

Net revenues	29,541	19,700

Cost of goods - IVD instruments	7,873	4,452
Cost of goods - IVD consumables and service	4,915	3,763
Cost of goods - small laboratory devices and supplies	2,263	2,001

Cost of goods sold	15,051	10,216

Gross margin	14,490	9,484

Marketing and selling expenses	4,867	3,231
General and administrative expenses	3,043	2,414
Research and development, net	2,041	2,021

Total operating expenses	9,951	7,666

Operating income	4,539	1,818
Other income (expense):
Interest income	176	32
Interest expense	(12)	(235)
Other (expense) income	44	(2)

Income before income taxes	4,747	1,613
Provision for income taxes	1,899	645

Net income	$2,848	$968

Basic net income per share	0.17	0.07

Diluted net income per share	$0.16	$0.07

Basic - average shares outstanding	16,424	13,093

Diluted – average shares outstanding	17,968	14,701

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the six months ended June, 30
	2005		2004
Cash flows from operating activities:
Net income		$2,848	$968
Adjustments to reconcile net income to net cash provided by (used in) operations:			5
Deferred taxes, net		(1,873)	645
Depreciation and amortization		1,077	820
Common stock and stock option compensation		(311)	57
Loss (gain) on sale of investment		(17)	7
Changes in operating assets and liabilities:
Accounts receivable		(1,918)	(1,028)
Deferred service contract revenue		63	(168)
Inventories, net		416	(15)
Prepaid expenses and other current assets		(257)	(141)
Other assets		(1,977)	(57)
Accounts payable		(161)	(605)
Accrued expenses		152	(72)

Net cash provided by operating activities		1,788	411

Cash flows from investing activities:
Acquisition of property and equipment		(414)	(495)
Software development costs		(171)	(31)
Sale of investments held for sale		102	197

Net cash used in investing activities		(483)	(329)

Cash flows from financing activities:
Issuance of common stock for cash		2,868	12,805
Borrowings under line of credit		—	2,900
Repayments of line of credit		—	(5,800)
Repayments of term loan		—	(1,079)
Repayments of notes payable		—	(1,069)
Payments of capital lease obligations		(20)	(28)

Net cash provided by financing activities		2,848	7,729

Net increase in cash and cash equivalents		4,153	7,811
Cash and cash equivalents at beginning of period		12,839	2,444

Cash and cash equivalents at end of period		$16,992	$10,255

Supplemental schedule of non-cash financing activities:
Issuance of common stock and common stock warrants for services		$311	$128
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$		$46
Cash paid for interest		$12	$97

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited – in thousands)

	For the three months ended June 30,
	2005	2004
Net income	$1,577	$439
Unrealized loss on investments, net of taxes	(28)	(88)

Comprehensive income	$1,549	$351

	For the six months ended June 30,
	2005	2004
Net income	$2,848	$968
Unrealized gain (loss) on investments, net of taxes	(39)	(58)

Comprehensive income	$2,809	$910

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

IRIS International, Inc., (“IRIS” or the “Company”) was incorporated in California in 1979 and reincorporated during 1987 in Delaware under the name of International Remote Imaging Systems, Inc. The Company changed its name to IRIS International, Inc. in December 2003. The Company designs, develops, manufactures and markets in vitro diagnostic (“IVD”) equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy (“AIM”) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories. On April 27, 2005 the Company signed an agreement to acquire the assets of the urinalysis business segment of Quidel Corporation, which was completed on June 2, 2005. See Note 3.

2.	Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of its operations for the three and six month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of June 30, 2005 is adequate.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. The Company currently has approximately $167,000 of non-current inventory relating to spare parts for its legacy instruments which are no longer produced but which the Company will continue to support and provide maintenance repairs for our customers. Other inventory that is considered excess inventory is fully reserved by the Company.

Investment available for sale

Management classifies the investment in the common shares of Applied Imaging Corporation (NASDAQ: AICX), as available for sale. Investments in securities available for sale are reported at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders’ equity until realized, or until management believes a permanent decline in value has occurred. Realized gains and losses are included in earnings.

Property and Equipment and Depreciation

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

Goodwill

Goodwill is recorded at cost. The realizability of the goodwill is evaluated at least annually, or as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. At June 30, 2005, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method over the remaining estimated economic life of the product up to five years. The Company capitalized $171,000 and $31,000 of software development costs and recorded amortization of software development costs of $250,000 and $255,000 during the six months ended June 30, 2005 and 2004.

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

If compensation expense for the stock options had been determined using “fair value” at the grant date for awards during 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2005	2004	2005	2004
Net income as reported	$1,577	$439	$2,848	$968
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	109	20	187	34
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(256)	(147)	(469)	(454)

Net income pro forma	$1,430	$312	$2,566	$548

Income per diluted share as reported	$0.09	$0.03	$0.16	$0.07

Income per diluted share pro forma	$0.08	$0.02	$0.14	$0.04

The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company, from time to time receives grants from agencies of the U.S. Government. We do not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, the Company retains ownership of any intellectual property that results from the research and development and the U.S. Government receives a right to use the results of the research for government projects. The Company received cost reimbursements (government grants) of $829,000 and $401,000 during the six months ended June 30, 2005 and 2004.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. Common stock equivalents for the six months ended June 30, 2005 and 2004 include 2,076,000 and 3,077,000 from stock options and warrants.

Segment Reporting

The Company determines and discloses its segments in accordance with SFAS No. 131; “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management” approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. See Note 10 — “Segment and Geographic Information”.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisition of German Subsidiary

On June 2, 2005, we completed the acquisition of the assets (primarily technology and inventory) of the urinalysis business of Quidel Corporation. Pursuant to the acquisition agreement, we paid $500,000 in cash and assumed approximately $34,000 in accrued liabilities. We also incurred approximately $243,000 in professional and other fees, the total acquisition cost amounting to $777,000.

The acquisition was accounted for as a purchase with the purchase price allocated on a preliminary basis, subject to adjustment, to the fair value of the assets acquired. The preliminary allocation of the acquisition price resulted in an excess of the fair value of the assets acquired over the purchase price and resulted in negative goodwill. The negative goodwill reduced the non-current assets to zero with the acquisition cost of $777,000 allocated to the fair value of the inventory acquired.

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the six months ended June 30, 2005 and 2004 as if recently completed business combinations had occurred at the beginning of each period presented:

	Six months ended June 30,
(in thousands, except per share data)	2005	2004
Revenues	$30,113	$20,503
Net income	2,308	340
Net income per share – diluted	0.13	0.03

These unaudited condensed consolidated pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

4.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2005	December 31, 2004
Finished goods	$2,628	$2,642
Work-in-process	549	664
Raw materials, parts and sub-assemblies	4,531	4,818

	7,708	8,124
Less non-current portion	(167)	(290)

Inventories – current portion	$7,541	$7,834

5.	Bank Loan Agreement

In April 2004, the Company used a portion of the proceeds it received from a private placement of common stock to retire all outstanding indebtedness to its former bank and subordinated note holder. See Note 7.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2004, the Company signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of June 30, 2005, there were no borrowings under the new credit facility. The Company is subject to certain financial covenants under the credit facility with the bank and as of June 30, 2005, the Company was in compliance with such covenants.

6.	Income Taxes

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

7.	Capital Stock

Private Placement of Stock

On April 16, 2004, the Company signed an agreement with an investment bank for the private placement of 2,130,000 shares of the Company’s common stock at a price of $5.85 per share (a 10% discount to market). In addition, each of the investors received a 5-year warrant to purchase 3 additional shares of common stock for each 20 shares of common stock purchased in the offering. The agreement required the Company to file a registration statement within 30 days of closing and to have the registration statement declared effective within 90 days of closing. In May 2004, the Company filed a registration statement, which was declared effective on May 21, 2004. The Company realized net proceeds (after deducting offering expense of $1.0 million) of approximately $11.5 million. The Company used approximately $5.5 million of the net proceeds to retire all of its outstanding indebtedness to its former bank and subordinated note holder.

Stock and Stock Option Issuances

During the six months ended June 30, 2005, the Company (i) issued 987,000 shares of common stock from the exercise of options, warrants and shares issued under our Employee Stock Purchase Plan, (ii) issued options to purchase 131,000 shares of common stock and (iii) cancelled and forfeited options to purchase 22,000 shares of common stock. At June 30, 2005, options to purchase 1,775,000 shares of common stock were issued and still outstanding. Outstanding options will expire at various dates through the end of 2012. The exercise price for such options ranges from $0.69 to $16.96 per share. At June 30, 2005, there were no shares of common stock available for the granting of future options under the Company’s stock option plans. On July 29, 2005, our shareholders approved an additional 1,200,000 shares for the Company’s 1998 Stock Option Plan.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

At June 30, 2005, there were outstanding and exercisable warrants to purchase 108,000 shares at a price of $7.80 per share.

8.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of June 30, 2005.

9.	Royalty Income

A competitor previously developed several urine sediment analyzers under license agreements using the Company’s technology. The Company received royalties under the license of $0 and $319,000 for the six months ended June 30, 2005 and 2004.

10.	Segment and Geographic Information

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about reported segments (in thousands):

(in thousands)	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the three months ended June 30, 2005
Revenues	$13,366	$2,211	$—	$15,577
Interest income	$121	$2	$—	$123
Interest expense	$4	$—	$3	$7
Depreciation and amortization*	$450	$34	$22	$506
Segment pre tax profit	$3,074	$419	$(864)	$2,629
Segment assets	$44,286	$12,294	$—	$56,580
Investment in long-lived assets	$9,839	$216	$—	$10,055
For the three months ended June 30, 2004
Revenues	$8,374	$1,951	$—	$10,325
Interest income	$20	$1	$—	$21
Interest expense	$1	$—	$144	$145
Depreciation and amortization*	$408	$34	$17	$459
Other non-cash items	$—	—	82	$82
Segment pre tax profit	$1,147	$349	$(765)	$731
Segment assets	$29,461	$2,799	$8,187	$40,447
Investment in long-lived assets	$159	$15	$—	$174
For the six months ended June 30, 2005
Revenues	$25,004	$4,537	$—	$29,541
Interest income	$172	$4	$—	$176
Interest expense	$6	$—	$6	$12
Depreciation and amortization*	$940	$93	$44	$1,077
Segment profit	$5,445	$928	$(1,626)	$4,747
Segment assets	$44,286	$12,294	$—	$56,580
Investment in long-lived assets	$9,839	$216	$—	$10,055
For the six months ended June 30, 2004
Revenues	$15,775	$3,925	$—	$19,700
Interest income	$31	$1	$—	$32
Interest expense	$3	$—	$232	$235
Depreciation and amortization*	$775	$72	$29	$876
Other non-cash items	$7	—	—	$7
Segment profit	$2,325	$766	$(1,478)	$1,613
Segment assets	$29,799	$10,648	$—	$40,447
Investment in long-lived assets	$489	$37	$—	$526

*	Included in depreciation and amortization above is amortization of deferred compensation in the amounts $79,000 and $34,000 for the three months ended June 30, 2005 and 2004; and $187,000 and $57,000 for the six months ended June 30, 2005 and 2004.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States and totaled $10.3 million at June 30, 2005. Sales to international customers amounted to approximately $8.1 million and $3.1 million during the six months ended June 30, 2005 and 2004. Long-lived assets include property and equipment, goodwill, software development costs, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

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

Sales of IVD analyzers, consumables and services are made both domestically and internationally. Domestic sales are made directly by our own sales staff to the customer, whereas international sales are made to independent distributors. International sales represent 31% of consolidated net revenues in the second quarter of 2005, compared to 17% during the comparable quarter in 2004. With the launch of the iQ200 analyzer, we have increased our focus on the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since international sales are made through independent distributors, gross profit margins are lower than domestic sales of the same products but without significant sales and marketing costs.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund our research and development programs, and through our subsidiary ADIR; we also receive government grants to fund various research activities.

The following table summarizes product technology expenditures for the periods indicated:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Total product technology expenditures	$1,553	$1,280	$3,041	$2,452
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	(171)	(17)	(171)	(31)
Less: amounts reimbursed through grants for government sponsored research and development	(424)	(296)	(829)	(400)

Research and development expense as reported in the consolidated statements of operations	$958	$967	$2,041	$2,021

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

Revenue recognition – We derive our revenues from the sale of IVD instruments, consumable supplies and services for IVD systems and small laboratory devices and related supplies. Revenue is recognized once all of the following conditions have been met: i) an authorized purchase order has been received in writing with a fixed and determinable sales price, ii) customer credit worthiness has been established, and iii) delivery of the product based on shipping terms. The majority of domestic IVD instrument sales generally require that we install the instrument at our customer’s facility and train personnel in the instrument’s use.

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

Inventory valuation – We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We recognize that although we have introduced our new iQ200 product family of analyzers, an installed base of our legacy products still exists. We maintain a base supply of service parts for these products, a portion of which is classified as a long-term asset on our balance sheet. Management will periodically review the carrying value of such parts to ensure that they continue to have net realizable value.

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

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
Revenues
IVD instruments	$7,479	48%	$3,517	34%	13,418	46%	6,060	31%
IVD consumables and service	5,887	38%	4,724	46%	11,586	39%	9,396	48%
Small laboratory devices and supplies	2,211	14%	1,951	19%	4,537	15%	3,925	20%
Royalty and license revenues	—		133	1%	—		319	1%

Total revenues	15,577	100%	10,325	100%	29,541	100%	19,700	100%

Cost of Goods Sold
IVD instruments	4,280	57%	2,588	74%	7,873	59%	4,452	73%
IVD consumable and supplies	2,600	44%	1,963	42%	4,915	42%	3,763	40%
Small laboratory devices and supplies	1,101	50%	994	51%	2,263	50%	2,001	51%

Total costs	7,981	51%	5,545	54%	15,051	51%	10,216	52%

Gross margin	7,596	49%	4,780	46%	14,490	49%	9,484	48%

Operating expenses
Marketing and selling	2,476	16%	1,741	17%	4,867	16%	3,231	16%
General and administrative	1,649	11%	1,221	12%	3,043	10%	2,414	12%
Research and development, net	958	6%	967	9%	2,041	7%	2,021	10%

Total operating expenses	5,083	33%	3,929	38%	9,951	34%	7,666	39%

Operating income	2,513	16%	851	8%	4,539	15%	1,818	9%

Net income	$1,577	10%	$439	4%	2,848	10%	968	5%

Comparison of the three months ended June 30, 2005 to 2004

Net revenues for the three months ended June 30, 2005 increased 51% over the prior year quarter. Revenues from the IVD urinalysis segment totaled $13.4 million in the current quarter, up from $8.4 million in the prior year quarter. Sales of IVD instruments increased to $7.5 million from $3.5 million, a 113% increase over the prior year quarter. The increase in instrument sales is due to continued strong unit sales of 124 iQ200 analyzers and systems during the current quarter as compared to unit sales of 52 iQ200 analyzers and systems during the prior year quarter. Sales of IVD consumables and service increased to $5.9 million from $4.7 million, an increase of $1.2 million or 25%, primarily due to the larger installed base of instruments. Revenues from the small laboratory devices segment increased to $2.2 million from $2.0 million, or 13%. This increase is primarily due to increased unit sales of centrifuges, parts and service within this segment.

Consolidated gross profit margins improved to 49% of revenues as compared to 47% during the prior year quarter. For the IVD instruments, margins improved to 43% of related revenues as compared to 26% for the prior year quarter. The improvement was attributable to the economies of scale that resulted from greater overhead absorption and other efficiencies from higher production levels during the quarter. Margins on IVD consumables and service were lower during the current quarter, primarily as a result of higher sales to international independent distributors at lower margins as well as the fact that our instruments include a one-year warranty which reduces service related revenues. Margins on our small laboratory devices and supplies were 1% higher during the current quarter due to increased volume and product mix.

Marketing and selling expenses totaled $2.5 million for the three months ended June 30, 2005 as compared to $1.7 million in the prior year quarter, a 42% increase. As a percentage of sales such expenses during the current quarter were 16% of revenues compared to 17% during the prior year quarter. During the current quarter we incurred additional sales and marketing personnel costs of approximately $330,000 and $100,000 of additional travel costs to support the increased sales revenues during the quarter.

General and administrative expenses increased in the quarter to $1.6 million from $1.2 million in the prior year quarter. The increase includes approximately $100,000 of increased professional fees and the remainder relates to additional personnel costs during the quarter. As a percentage of sales, general and administrative expenses were 11% during the current quarter as compared to 12% for the prior year quarter.

Net research and development expense as shown in the accompanying statements of operations amounted to $1.0 million during both periods. Research and Development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $424,000 and $227,000 during the three months ended June 30, 2005 and 2004. We expect to continue investing in research and development activities during the remainder of 2005 but at a slightly higher rate than the current quarter.

Interest income during the quarter amounted to $123,000, an increase from $102,000 over the prior year quarter and relates primarily to our investment of excess funds during the quarter plus interest received on sales-type equipment leases. Interest expense during the current quarter decreased to $7,000, primarily relating to facility fees on our unused line of credit, down from $145,000 in the prior year quarter as a result of the repayment of outstanding indebtedness in the second quarter of 2004.

During the second quarter of 2005 the income tax provision amounted to $1.1 million as compared to $292,000 during the prior year quarter. The tax provision continues to be a non-cash item, since we have significant deferred tax assets relating to tax loss carryforwards.

Comparison of the six months ended June 30, 2005 to 2004

Net revenues for the six months ended June 30, 2005 increased 50% over the prior year period. Revenues from the IVD urinalysis segment totaled $25.0 million during the current year six month period, up from $15.8 million in the prior year period. Sales of IVD instruments increased to $13.4 million from $6.1 million, a 121% increase over the prior year period. The increase in instrument sales is due to the strong sales of iQ200 analyzers and systems during the current year six month period as compared to the prior year period. Sales of IVD consumables and service increased to $11.6 million up from $9.4 million, an increase of $2.2 million or 23%, primarily due to the larger installed base of instruments. Revenues from the small laboratory devices segment increased to $4.5 million from $3.9 million, or 16%. This increase is primarily due to increased sales of centrifuges, parts and service within this segment.

Gross profit margins were slightly better during the current year as compared to the prior year period. For the IVD instruments, margins improved to 41% of related revenues as compared to 27% for the prior year. The improvement was attributable to the economies of scale that resulted from greater overhead absorption and other efficiencies from higher production levels during the current year. Gross margin on IVD consumables and service was lower during the current quarter, primarily as a result of higher sales to international independent distributors at lower margins as well as our instruments include a one-year warranty during which period we don’t realize service revenue but incur warranty cost. Margins on our small laboratory devices and supplies improved by 1% during the current year due to increased volume and product mix.

Marketing and selling expenses totaled $4.9 million for the six months ended June 30, 2005 as compared to $3.2 million in the prior year six month period and as a percentage of sales such expenses were 16% during both periods. During the current quarter we incurred additional sales and marketing personnel costs of approximately $651,000, additional travel costs to support the increased sales revenues during the period of approximately $178,000 and additional consulting fees of approximately $80,000.

General and administrative expenses increased to $3.0 million from $2.4 million during the prior year period. The increase includes approximately $257,000 of added personnel costs, $220,000 of increased professional fees, a portion of which are attributed to compliance with Section 404 of the Sarbanes Oxley Act of 2002, and the remainder to various costs resulting from the increase revenues during the period.

Net research and development expense as shown in the accompanying statements of operations amounted to $2.0 million during both the current six month period and the prior year six month period. Research and Development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $829,000 and $400,000 during the six months ended June 30, 2005 and 2004. We expect to continue investing in research and development activities during the remainder of 2005 but at a higher rate than the first half of the year.

Interest income during the six months ended June 30, 2005 amounted to $176,000, an increase over $32,000 over the prior year and relates primarily to our investment of excess funds during the year plus interest received on sales-type equipment leases. Interest expense during the period decreased to $12,000 relating primarily to facility fees on our unused line of credit down from $235,000 in the prior year as a result of the repayment of outstanding indebtedness in the second quarter of 2004.

Off-Balance Sheet Arrangements

At June 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD urinalysis systems and the sales of consumables and service for these systems as well as the sale of small laboratory devices and supplies. During the first six months of 2005, our cash and cash equivalents increased to $17.0 million.

On June 2, 2005, we completed the acquisition of the assets of the urinalysis business of Quidel Corporation. Pursuant to the acquisition agreement, we paid $500,000 in cash and assumed approximately $34,000 in accrued liabilities. We also incurred approximately $243,000 in professional and other fees, the total acquisition cost amounting to $777,000. We anticipate investing additional funds in expanding this product line during the remainder of 2005.

Operating Cash Flows. Cash used in operations for the current year six month period amounted to $969,000 compared to cash provided by operations of $411,000 in the prior year. Cash used in operations for the six months resulted primarily from increases in receivables ($1.9 million) due to increased sales during the period and increases in other assets ($2.0 million) due to additional sales-type leases financed internally. These uses of cash were partially offset by net income in the current year ($2.8 million), a reduction in inventory ($416,000) due to greater than anticipated sales during the period, and non-cash items consisting primarily of deferred taxes ($984,000) and depreciation and amortization ($1.1 million).

The relationship of receivables to revenues has improved to 59 days sales in accounts receivable as compared to 66 days sales in accounts receivable at the beginning of the year. Inventories during the current quarter decreased $416,000 since the beginning of the year with the number of days sales in inventory decreasing to 94 days at the end of the first six months as compared to 128 days at the end of 2004. The improvement results from the increased sales during the first half of 2005 and improved inventory management.

Investing Activities. Cash used in investing activities totaled $483,000 during the six months ended June 30, 2005 ($329,000 in 2004) for additions to property and equipment of $414,000 ($495,000 in 2004), capitalized software development costs of $171,000 ($31,000 in 2004) and partially offset by proceeds from the sales of investments held for sale in the amounts of $102,000 ($197,000 in 2004).

Financing Activities. For the six months ended June 30, 2005, financing activities provided $2.8 million of cash, compared to $7.7 million provided during the prior year. During the current year, we received $2.8 million from issuances of shares of common stock whereas in the prior year we received $12.8 million for issuances of our common shares and $2.9 million in borrowings on our bank credit line partially offset by $7.9 million in repayments of indebtedness.

In May 2004, we signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of June 30, 2005, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of June 30, 2005, we were in compliance with such covenants.

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

As of June 30, 2005 IRIS has deferred tax assets of approximately $10.3 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. There is no assurance that we will be able to generate taxable income in the years that the differences reverse. Also, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s NOL generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

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

Interest Rates

At June 30, 2005, we did not have any outstanding indebtedness subject to interest rate fluctuations. All of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From April 1, 2005 through June 30, 2005 the Registrant has issued and sold the following securities:

1.	In April 2005, we issued to The Pinnacle Fund, LP, 71,424 shares of common stock upon the cashless exercise of warrants to purchase 150,000 shares of common stock at an exercise price of $7.80 per share.

2.	In May 2005, we issued to Mr. Zubin Mory, 275 shares of common stock upon the cashless exercise to purchase 500 shares of common stock at an exercise price of $7.80 per share.

3.	In May 2005, we issued to Mr. Frank K. Colen, 11,080 shares of common stock upon the cashless exercise of warrants to purchase 20,000 shares of common stock at an exercise price of $7.80 per share.

4.	In May 2005, we issued to Mr. Corey Dorzek, 554 shares of common stock upon the cashless exercise of warrants to purchase 1,000 shares of common stock at an exercise price of $7.80 per share.

5.	In May 2005, we issued to Mr. Henry Williams, 4,585 shares of common stock upon the cashless exercise of warrants to purchase 8,275 shares of common stock at an exercise price of $7.80 per share.

6.	In May 2005, we issued to the Oppenheimer & Co., Inc., 31,716 shares of common stock upon the cashless exercise of warrants to purchase 58,175 shares of common stock at an exercise price of $7.80 per share.

7.	In June 2005, we issued to Mr. Chris Hager, 3,235 shares of common stock upon the cashless exercise of warrants to purchase 5,600 shares of common stock at an exercise price of $7.80 per share.

8.	In June 2005, we issued to Ms. Yvonne Briggs, 6,510 shares of common stock upon the cashless exercise of warrants to purchase 11,000 shares of common stock at an exercise price of $7.80 per share.

9.	In June 2005, we issued to Mr. Andrew Kaminsky, 592 shares of common stock upon the cashless exercise of warrants to purchase 1,000 shares of common stock at an exercise price of $7.80 per share.

10.	In June 2005, we issued to Mr. Robert Powers, 3,484 shares of common stock upon the cashless exercise of warrants to purchase 6,125 shares of common stock at an exercise price of $7.80 per share.

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

Date: August 12, 2005

IRIS INTERNATIONAL, INC.

By:	/s/ Martin G. Paravato
Martin G. Paravato
Chief Financial Officer