Form 10-Q
period 2005-09-30
IRIS INTERNATIONAL INC
filed 2005-11-09
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The registrant had 17,078,663 shares of common stock issued and outstanding as of November 3, 2005.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,841	$12,839
Accounts receivable, net of allowance for doubtful accounts and sales returns of $230 and $336	11,575	8,847
Inventories, net	6,835	7,834
Prepaid expenses and other current assets	886	381
Investment available for sale	28	198
Deferred tax asset	3,650	3,650

Total current assets	39,815	33,749
Property and equipment, at cost, net	3,635	3,880
Goodwill	189	189
Software development costs, net	1,717	1,930
Deferred tax asset	5,931	5,665
Inventories – long term portion	617	290
Other assets	6,411	2,433

Total assets	$58,315	$48,136

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,056	$4,258
Accrued expenses	3,287	3,398
Deferred service contract revenue	1,738	1,134

Total current liabilities	8,081	8,790
Deferred service contract revenue, long term	115	173

Total liabilities	8,196	8,963
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value – authorized: 50 million shares; issued and outstanding: 17,075 shares and 15,962 shares	171	159
Additional paid-in capital	68,677	61,972
Unearned compensation	(262)	(125)
Accumulated other comprehensive income (loss)	(13)	11
Accumulated deficit	(18,454)	(22,844)

Total shareholders’ equity	50,119	39,173

Total liabilities and shareholders’ equity	$58,315	$48,136

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the three months ended September 30,
	2005	2004
Sales of IVD instruments	$6,347	$4,034
Sales of IVD consumables and service	7,067	5,336
Sales of small laboratory devices and supplies	2,588	2,376
Royalty and license revenues	—	18

Net revenues	16,002	11,764

Cost of goods - IVD instruments	3,540	2,664
Cost of goods - IVD consumables and service	3,030	2,063
Cost of goods - small laboratory devices and supplies	1,324	1,226

Cost of goods sold	7,894	5,953

Gross margin	8,108	5,811

Marketing and selling expenses	2,659	1,821
General and administrative expenses	1,740	1,628
Research and development, net	1,321	1,060

Total operating expenses	5,720	4,509

Operating income	2,388	1,302
Other income (expense):
Interest income	189	35
Interest expense	(2)	(4)
Other income	(5)	(531)

Income before income taxes	2,570	802
Provision for income taxes	1,028	321

Net income	$1,542	$481

Basic net income per share	$.09	$.03

Diluted net income per share	$.09	$.03

Basic - average shares outstanding	17,027	15,707

Diluted – average shares outstanding	18,067	16,709

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the nine months ended September 30,
	2005	2004
Sales of IVD instruments	$19,765	$10,094
Sales of IVD consumables and service	18,653	14,732
Sales of small laboratory devices and supplies	7,125	6,301
Royalty and license revenues	—	337

Net revenues	45,543	31,464

Cost of goods - IVD instruments	11,413	7,116
Cost of goods - IVD consumables and service	7,944	5,826
Cost of goods - small laboratory devices and supplies	3,588	3,227

Cost of goods sold	22,945	16,169

Gross margin	22,598	15,295

Marketing and selling expenses	7,526	5,052
General and administrative expenses	4,783	4,042
Research and development, net	3,362	3,080

Total operating expenses	15,671	12,174

Operating income	6,927	3,121
Other income (expense):
Interest income	365	66
Interest expense	(14)	(238)
Other (expense) income	39	(534)

Income before income taxes	7,317	2,415
Provision for income taxes	2,927	966

Net income	$4,390	$1,449

Basic net income per share	.26	0.10

Diluted net income per share	$.25	$0.09

Basic - average shares outstanding	16,628	13,970

Diluted – average shares outstanding	17,580	15,328

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the nine months ended September, 30
	2005	2004
Cash flows from operating activities:
Net income	$4,390	$1,449
Adjustments to reconcile net income to net cash provided by (used in) operations:
Deferred taxes, net	2,927	966
Depreciation and amortization	1,651	1,129
Common stock and stock option compensation	(437)	103
Loss (gain) on sale of investment	(37)	538
Changes in operating assets and liabilities:
Accounts receivable	(2,728)	(828)
Deferred service contract revenue	(24)	18
Inventories, net	999	(253)
Prepaid expenses and other current assets	(503)	(180)
Other assets	(4,377)	(777)
Accounts payable	(1,202)	(481)
Accrued expenses	517	(185)

Net cash provided by operating activities	1,176	1,499

Cash flows from investing activities:
Acquisition of property and equipment	(697)	(589)
Software development costs	(171)	(46)
Sale of investments held for sale	166	197

Net cash used in investing activities	(702)	(438)

Cash flows from financing activities:
Issuance of common stock for cash	3,539	14,842
Borrowings under line of credit	—	2,900
Repayments of line of credit	—	(5,800)
Repayments of term loan	—	(1,079)
Repayments of notes payable	—	(1,069)
Payments of capital lease obligations	(58)	(41)
Sales of fixed assets	47	—

Net cash provided by financing activities	3,528	9,754

Net increase in cash and cash equivalents	4,002	10,815
Cash and cash equivalents at beginning of period	12,839	2,444

Cash and cash equivalents at end of period	$16,841	$13,259

Supplemental schedule of non-cash financing activities:
Issuance of common stock and common stock warrants for services	$437	$179
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4	$56
Cash paid for interest	$14	$97

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited – in thousands)

	For the three months ended September 30,
	2005	2004
Net income	$1,542	$481
Unrealized loss on investments, net of taxes	14
Reclassification adjustment, net of taxes	—	61

Comprehensive income	$1,556	$542

	For the nine months ended September 30,
	2005	2004
Net income	$4,390	$1,449
Unrealized gain (loss) on investments, net of taxes	(24)	—
Reclassification adjustment, net of taxes	—	319

Comprehensive income	$4,366	$1,768

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

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

2.	Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations for the three and nine month periods then ended. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s latest annual report on Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of September 30, 2005 is adequate.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. The Company currently has approximately $617,000 of non-current inventory relating to spare parts for its legacy instruments which are no longer produced but which the Company will continue to support and provide maintenance repairs for our customers. Other inventory that is considered excess inventory is fully reserved by the Company.

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

Goodwill

Goodwill is recorded at cost. The realizability of the goodwill is evaluated at least annually, or as events or circumstances indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. At September 30, 2005, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

straight-line method over the remaining estimated economic life of the product up to five years. The Company capitalized $171,000 and $46,000 of software development costs and recorded amortization of software development costs of $384,000 and $393,000 during the nine months ended September 30, 2005 and 2004.

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

If compensation expense for the stock options had been determined using “fair value” at the grant date for awards during 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per-share data)	2005	2004	2005	2004
Net income as reported	$1,542	$481	$4,390	$1,449
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	68	28	180	62
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(254)	(147)	(721)	(607)

Net income pro forma	$1,356	$362	$3,849	$904

Income per diluted share as reported	$0.08	$0.03	$0.23	$0.09

Income per diluted share pro forma	$0.08	$0.02	$0.22	$0.06

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

The Company, from time to time receives grants from agencies of the U.S. Government. We do not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, the Company retains ownership of any intellectual property that results from the research and development and the U.S. Government receives a right to use the results of the research for government projects. The Company received cost reimbursements (government grants) of $1.3 million and $1.1 million during the nine months ended September 30, 2005 and 2004.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. Common stock equivalents for the nine months ended September 30, 2005 and 2004 include 952,000 and 1,358,000 from stock options and warrants.

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

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the nine months ended September 30, 2005 and 2004 as if recently completed business combinations had occurred at the beginning of each period presented:

	Nine months ended September 30,
(in thousands, except per share data)	2005	2004
Revenues	$46,115	$32,267
Net income	3,850	717
Net income per share – diluted	0.22	0.05

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

4.	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2005	December 31, 2004
Finished goods	$1,422	2,642
Work-in-process	563	664
Raw materials, parts and sub-assemblies	5,467	4,818

	7,452	8,124
Less non-current portion	(617)	(290)

Inventories – current portion	$6,835	7,834

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Bank Loan Agreement

In April 2004, the Company used a portion of the proceeds it received from a private placement of common stock to retire all outstanding indebtedness to its former bank and subordinated note holder. See Note 7.

In May 2004, the Company signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of September 30, 2005, there were no borrowings under the new credit facility. The Company is subject to certain financial covenants under the credit facility with the bank and as of September 30, 2005, the Company was in compliance with such covenants.

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

Stock and Stock Option Issuances

During the nine months ended September 30, 2005, the Company (i) issued 1,113,000 shares of common stock from the exercise of options, warrants and shares issued under our Employee Stock Purchase Plan, (ii) issued options to purchase 183,000 shares of common stock and (iii) cancelled and forfeited options to purchase 38,000 shares of common stock. At September 30, 2005, options to purchase 1,708,000 shares of common stock were issued and still outstanding. Outstanding options will expire at various dates through the end of 2012. The exercise price for such options ranges from $0.69

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to $19.11 per share. On July 29, 2005, our shareholders approved an additional 1,200,000 shares for the Company’s 1998 Stock Option Plan and as of September 30, 2005, there were 1,165,000 shares of common stock available for the granting of future options under the Company’s stock option plans.

Warrants

At September 30, 2005, there were outstanding and exercisable warrants to purchase 75,000 shares at a price of $7.80 per share.

8.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of September 30, 2005.

9.	Royalty Income

A competitor previously developed several urine sediment analyzers under license agreements using the Company’s technology. The Company received royalties under the license of $0 and $337,000 for the nine months ended September 30, 2005 and 2004.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about reported segments (in thousands):

(in thousands)	IVD Instruments	Small Laboratory Devices	Unallocated Corporate Expenses	Total
For the three months ended Sept 30, 2005
Revenues	$13,414	$2,588	$—	$16,002
Interest income	187	2	—	189
Interest expense	2			2
Depreciation and amortization*	521	40	13	574
Segment pre tax profit	2,840	600	(871)	2,570
Segment assets	45,284	3,450	9,581	58,315
Investment in long-lived assets	12,326	243	—	12,569

For the three months ended Sept 30, 2004
Revenues	$9,387	$2,376	$—	$11,764
Interest income	34	1	—	35
Interest expense	1	—	3	4
Depreciation and amortization*	302	33	21	355
Segment pre tax profit	1,250	610	(1,059)	802
Segment assets	32,251	3,246	7,695	43,191
Investment in long-lived assets	12,327	132	—	12.459

For the nine months ended Sept 30, 2005
Revenues	$38,418	$7,125	$—	$45,543
Interest income	359	6	—	365
Interest expense	13	—		13
Depreciation and amortization*	1,461	133	57	1,651
Segment pre tax profit	8,328	1,486	(2,497)	7,317
Segment assets	45,284	3,450	9,581	58,315
Investment in long-lived assets	12,326	243	—	12,569

For the nine months ended Sept 30, 2004
Revenues	$25,162	$6,302	$—	$31,464
Interest income	65	3	—	67
Interest expense	4	—	235	239
Depreciation and amortization*	1,076	105	50	1,231
Other non-cash items	538	—	—	538
Segment pre tax profit	3,575	1,376	(2,537)	2,415
Segment assets	32,251	3,246	7,695	43,191
Investment in long-lived assets	12,327	132	—	12,459

*	Included in depreciation and amortization above is amortization of deferred compensation in the amounts $113,000 and $46,000 for the three months ended September 30, 2005 and 2004; and $300,000 and $103,000 for the nine months ended September 30, 2005 and 2004.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States. Sales to international customers amounted to approximately $14.3 million and $5.9 million during the nine months ended September 30, 2005 and 2004. Long-lived assets include property and equipment, goodwill, software development costs, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

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

We generate revenues primarily from three sources: Sales of; IVD instruments, IVD consumables and service, and small laboratory device instruments and supplies. Sales of IVD consumables supplies and services currently represent approximately 44% of our revenues for the current quarter and contribute higher gross margins than other sources of revenues. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranties. Once our analyzers and systems are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue will continue to expand as the installed base of related instruments expand. Sales of small laboratory devices and supplies primarily consist of centrifuge systems and related supplies sold by StatSpin. Sales of StatSpin’s products are made worldwide through distributors.

Sales of IVD analyzers, consumables and services are made both domestically and internationally. Domestic sales are made directly by our own sales staff to the customer, whereas international sales, with the exception of France, are made to independent distributors. International sales represent 34% of consolidated net revenues in the third quarter of 2005, compared to 20% during the comparable quarter in 2004. With the launch of the iQ200 analyzer, we have increased our focus on the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since most international sales are made through independent distributors, gross profit margins are lower than domestic sales of the same products but without sales and marketing costs.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund our research and development programs, and through our subsidiary ADIR; we also receive government grants to fund various research activities.

The following table summarizes product technology expenditures for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Total product technology expenditures	$1,789	$1,531	$4,834	$3,982
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	—	(15)	(171)	(46)
Less: amounts reimbursed through grants for government sponsored research and development	(468)	(456)	(1,301)	(856)

Research and development expense as reported in the consolidated statements of operations	$1,321	$1,060	$3,362	$3,080

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

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
Revenues
IVD instruments	$6,347	40%	$4,034	34%	$19,765	43%	$10,094	32%
IVD consumables and service	7,067	44%	5,336	46%	18,653	41%	14,732	47%
Small laboratory devices and supplies	2,588	16%	2,376	20%	7,125	16%	6,301	20%
Royalty and license revenues	—	0%	18	0%	—	0%	337	1%

Total revenues	16,002	100%	11,764	100%	45,543	100%	31,464	100%

Cost of Goods Sold
IVD instruments	3,540	56%	2,664	66%	11,413	58%	7,116	70%
IVD consumable and supplies	3,030	43%	2,063	39%	7,944	43%	5,826	40%
Small laboratory devices and supplies	1,324	51%	1,226	52%	3,588	50%	3,227	51%

Total costs	7,894	49%	5,953	51%	22,945	50%	16,169	51%

Gross margin	8,108	51%	5,811	49%	22,598	50%	15,295	49%

Operating expenses
Marketing and selling	2,659	17%	1,821	15%	7,526	17%	5,052	16%
General and administrative	1,740	11%	1,628	14%	4,783	11%	4,042	13%
Research and development, net	1,321	8%	1,060	9%	3,362	7%	3,080	10%

Total operating expenses	5,720	36%	4,509	38%	15,671	34%	12,174	39%

Operating income	2,388	15%	1,302	11%	6,927	15%	3,121	10%

Net income	$1,542	10%	$481	4%	$4,390	10%	$1,449	5%

Comparison of the three months ended September 30, 2005 to 2004

Net revenues for the three months ended September 30, 2005 increased 36% over the prior year quarter. Revenues from the IVD urinalysis segment totaled $13.4 million in the current quarter, up from $9.4 million in the prior year quarter. Sales of IVD instruments increased to $6.3 million from $4.0 million in the prior year quarter, a 57% increase. The increase in instrument sales is due to continued strong unit sales of 101 iQ200 analyzers and systems during the current quarter as compared to unit sales of 67 iQ200 analyzers and systems during the prior year quarter. Sales of IVD consumables and service increased to $7.1 million from $5.3 million in the prior year quarter, an increase of $1.7 million or 32%, primarily due to the larger installed base of instruments. Revenues from the small laboratory devices segment increased to $2.6 million from $2.4 million, or 9%. This increase is primarily due to increased unit sales of centrifuges and DNA processing workstations.

Consolidated gross profit margins improved to 51% of revenues as compared to 49% during the prior year quarter. IVD instruments, margins improved to 44% of related revenues as compared to 34% for the prior year quarter. The improvement was attributable to the economies of scale that resulted from greater overhead absorption and other efficiencies from higher production levels during the quarter. The improvement was net of additional reserves ($150,000) provided on the legacy inventory. Margins on IVD consumables and service were lower during the current quarter, primarily as a result of higher sales to international independent distributors at lower margins as well as a higher number of instruments under warranty which do not generate service revenue or profits. Margins on our small laboratory devices and supplies were 1% higher during the current quarter due to increased volume and product mix.

Marketing and selling expenses totaled $2.7 million for the three months ended September 30, 2005 as compared to $1.8 million in the prior year quarter, a 46% increase. As a percentage of sales such expenses during the current quarter were 17% of revenues compared to 15% during the prior year quarter. During the current quarter we incurred additional sales and marketing personnel costs of approximately $546,000, consulting fees of approximately $112,000, travel costs of $91,000 and GPO fees of approximately $50,000 to support the increased sales revenues during the quarter.

General and administrative expenses increased in the quarter to $1.7 million from $1.6 million in the prior year quarter. The increase includes approximately $162,000 of increased professional fees. As a percentage of sales, general and administrative expenses were 11% during the current quarter as compared to 14% for the prior year quarter.

Net research and development expense as shown in the accompanying statements of operations amounted to $1.3 million for the three months ended September 30, 2005 as compared to $1.1 million for the prior year quarter, a 25% increase. Research and Development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $468,000 and $456,000 during the three months ended September 30, 2005 and 2004. We expect to continue investing in research and development activities during the remainder of 2005 but at a slightly higher rate than the current quarter. For fiscal 2006, we expect research and development expense to increase to approximately 9% to 10% of revenues.

Interest income during the quarter amounted to $189,000, an increase of $154,000 over the prior year quarter and relates primarily to our continued investment of excess funds during the quarter plus interest received on sales-type equipment leases.

During the third quarter of 2005 the income tax provision amounted to $1.0 million as compared to $321,000 during the prior year quarter. The tax provision continues to be a non-cash item, since we have significant deferred tax assets relating to tax loss carryforwards.

Comparison of the nine months ended September 30, 2005 to 2004

Net revenues for the nine months ended September 30, 2005 increased 45% over the prior year period. Revenues from the IVD urinalysis segment totaled $38.4 million during the current year nine-month period, up from $25.2 million in the prior year period. Sales of IVD instruments increased to $19.8 million from $10.1 million, a 97% increase over the prior year, due to the strong sales of iQ200 analyzers and systems . Sales of IVD consumables and service increased to $18.7 million up from $14.7 million, an increase of $3.9 million or 27%, primarily due to the larger installed base of instruments. Revenues from the small laboratory devices segment increased to $7.1 million from $6.3 million, or 13%. This increase is primarily due to increased sales of centrifuges and DNA processing workstations.

Gross profit margins were slightly better during the current year as compared to the prior year period. IVD instruments, margins improved to 42% of related revenues as compared to 29% for the prior year. The improvement was attributable to the economies of scale that resulted from greater overhead absorption and other efficiencies from higher production levels during the current year, net of additional reserves on legacy inventories. Gross margins on consumables and service was lower during the current quarter, primarily as a result of higher sales to international distributors at lower margins as well as our instruments that include a one-year warranty during which period we don’t realize service revenue but incur warranty cost. Margins on our small laboratory devices and supplies improved by 1% during the current year primarily due to increased volume and product mix.

Marketing and selling expenses totaled $7.5 million for the nine months ended September 30, 2005 as compared to $5.1 million in the prior year nine-month period and as a percentage of sales such expenses were 17%, a 1% increase over the prior year period. During the current quarter we incurred additional sales and marketing personnel costs of approximately $1.2 million, additional travel costs to support the increased sales revenues during the period of approximately $239,000 and additional consulting fees of approximately $265,000. In addition fees paid to GPO increased approximately $100,000 over the prior year period.

General and administrative expenses increased to $4.8 million from $4.0 million during the prior year period. The increase includes approximately $329,000 of added personnel costs, $202,000 of increased professional fees, a portion of which are attributed to compliance with Section 404 of the Sarbanes Oxley Act of 2002.

Net research and development expense as shown in the accompanying statements of operations amounted to $3.4 million and $3.1 million during the current nine-month period and the prior year nine-month period. Research and Development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $1.3 million and $1.1 million during the nine months ended

September 30, 2005 and 2004. We expect to continue investing in research and development activities during the remainder of 2005 but at a higher rate than the first half of the year. For fiscal 2006, we expect research and development expense to increase to approximately 9% to 10% of revenues.

Interest income during the nine months ended September 30, 2005 amounted to $365,000, an increase of $299,000 over the prior year and relates primarily to our investment of excess funds during the year plus interest received on sales-type equipment leases. Interest expense during the period decreased to $14,000 relating primarily to facility fees on our unused line of credit down from $238,000 in the prior year as a result of the repayment of outstanding indebtedness in the second quarter of 2004.

Off-Balance Sheet Arrangements

At September 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD urinalysis systems and the sales of consumables and service for these systems as well as the sale of small laboratory devices and supplies. During the first nine months of 2005, our cash and cash equivalents increased $6.0 million to $16.8 million.

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

Operating Cash Flows. Cash provided by operations for the current year nine-month period amounted to $1.2 million compared to $1.5 million in the prior year. Cash provided by operations for the nine months resulted primarily from net income in the current year ($4.4 million), a reduction in inventory ($999,000) due to greater than anticipated sales during the period, and non-cash items consisting primarily of deferred taxes ($2.9 million) and depreciation and amortization ($1.1 million). These sources of cash were partially offset by increases in receivables ($2.7 million) due to increased sales during the period and increases in other assets due to $4.5 million in additional sales-type leases financed internally. In addition we utilized $777,000 to acquire inventory in the acquisition of the urinanalysis business of Quidel Corporation. See Note 3.

The relationship of receivables to revenues has improved to 61 days sales in accounts receivable as compared to 66 days sales in accounts receivable at the beginning of the year. Inventories decreased $672,000 since the beginning of the year with the number of days sales in inventory decreasing to 89 days at the end of the first nine months as compared to 128 days at the end of 2004. The improvement results from the increased sales during the first half of 2005 and improved inventory management.

Investing Activities. Cash used in investing activities totaled $702,000 during the nine months ended September 30, 2005 ($438,000 in 2004) for additions to property and equipment of $697,000 ($589,000 in 2004), capitalized software development costs of $171,000 ($46,000 in 2004) and partially offset by proceeds from the sales of investments held for sale, in the amounts of $166,000 ($197,000 in 2004).

Financing Activities. For the nine months ended September 30, 2005, financing activities provided $3.5 million, compared to $9.8 million provided during the first nine months of 2004. During the current year, we received $3.5 million from issuances of shares of common stock whereas in the prior year period we received $14.8 million for issuances of our common shares and $2.9 million in borrowings on our bank credit line partially offset by $7.9 million in repayments of indebtedness.

In May 2004, we signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of September 30, 2005, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of September 30, 2005, we were in compliance with such covenants.

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

As of September 30, 2005 IRIS has deferred tax assets of approximately $9.6 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. There is no assurance that we will be able to generate taxable income in the years that the differences reverse. Also, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s NOL generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

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

Fluctuations in the U.S. Dollar/Japanese Yen exchange rate could result in increased costs for our key components. Any increases would reduce our gross margins and would be likely to result in a material adverse effect on our revenues and financial condition. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. All of our sales are denominated in U.S. Dollars. Accordingly, any fluctuation in the exchange rate between the U.S. Dollar and the currency of the country with which we are exporting products could also affect our ability to sell internationally.

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

Interest Rates

At September 30, 2005, we did not have any outstanding indebtedness subject to interest rate fluctuations. All of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From July 1, 2005 through September 30, 2005 the Registrant has issued and sold the following securities:

1.	In July 2005, we issued to WS Opportunity Fund International, Ltd, 7,500 shares of common stock upon the exercise of warrants to purchase 7,500 shares of common stock at an exercise price of $7.80 per share.

2.	In July 2005, we issued to WS Opportunity Fund (QP) LP, 7,020 shares of common stock upon the exercise of warrants to purchase 7,500 shares of common stock at an exercise price of $7.80 per share.

3.	In July 2005, we issued to WS Opportunity Fund, LP, 5,730 shares of common stock upon the exercise of warrants to purchase 7,500 shares of common stock at an exercise price of $7.80 per share.

4.	In September 2005, we issued to SDS Capital Group SPC, Ltd, 12,000 shares of common stock upon the exercise of warrants to purchase 7,500 shares of common stock at an exercise price of $7.80 per share.

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

Date: November 8, 2005

IRIS INTERNATIONAL, INC.

By:	/s/ Martin G. Paravato
Martin G. Paravato
Chief Financial Officer