Form 10-K
period 2005-12-31
IRIS INTERNATIONAL INC
filed 2006-03-16
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant is a well seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.).

Large accelerated filer  ☐                            Accelerated filer  ☒                            Non accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $284.8 million based upon the closing price of $17.80 per share of Common Stock as reported on the NASDAQ National Market on June 30, 2005. Solely for the purpose of determining “non-affiliates” in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

The Registrant had 17,435,074 shares of Common Stock outstanding on March 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

IRIS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2005

i

PART I

Item 1. Business

Overview

IRIS International, Inc., (NASDAQ: IRIS) was incorporated in California in 1979 and reincorporated in Delaware in 1987. Our company consists of three operating units. Our largest business unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis and body fluids testing. StatSpin, Inc., d.b.a. Iris Sample Processing Division, markets small centrifuges, DNA processing stations and other equipment and accessories for rapid specimen processing. Advanced Digital Imaging Research LLC (ADIR), our third business unit, assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition.

Our vision is to advance our position as a global leader in both diagnostic urinalysis and sample processing market segments through the development of innovative platforms that yield high value applications with significant recurring consumable revenues. In 2005, we directed our Diagnostics Division research and development efforts at next generation products in urine microscopy, a proprietary urine chemistry platform and a revolutionary system for bacteria detection in urine. To accelerate the expansion of our proprietary product platforms, we acquired the urine chemistry product lines from Quidel Corporation in June 2005. This acquisition along with our internal development efforts will enable us to broaden our product lines, enter new markets and strengthen our competitive position globally. Our Sample Processing Division released a next generation bench top centrifuge, the StatSpin™ Express 3, and made significant strides entering the molecular diagnostics segment with the release of the ThermoBrite™ DNA processing workstation. By entering the molecular diagnostics market, our Sample Processing Division is poised for continued expansion in the fastest growing segment in diagnostics.

Diagnostics Division

Our Diagnostics Division is a global leader in automated in vitro diagnostics technology with instruments and chemical consumables for urine chemistry analysis and automated microscopic analysis of urine and other body fluids. Our systems provide customers more accurate and rapid results and significant labor cost-savings over traditional manual methods. We sell our products directly in the US and through distributors internationally. Our end-user customers consist of hospitals and clinical reference laboratories throughout the world.

Market Overview

Urinalysis is performed as part of most routine medical examinations and is necessary for the diagnosis and monitoring of certain conditions including kidney and bladder disease, and urinary tract infections. The global urinalysis market is divided into three primary segments: urine chemistry, urine microscopy, and urine culture.

Urine chemistry consists of a panel of tests that identify a variety of chemical constituents in urine such as glucose, ketones, bilirubin, protein, nitrite, etc. Urine microscopy is the microscopic analysis of solid particles and cells (formed elements) suspended in urine. The particles analyzed include red blood cells, white blood cells, hyaline casts, pathological casts, crystals, bacteria, sperm, yeast, etc. Urine culture studies the propagation of microorganisms such as bacteria and yeast in agar media. In the urine culture market, all testing is done manually using agar plates requiring from 16 to 72 hours to receive results.

Current manual testing of urine and body fluids requires the clinical laboratory to split samples, perform automated and manual procedures and consolidate the separate results into one report. Urine chemistry is broadly used and fairly generic, however, manual urine sediment analysis is used less frequently despite the fact that it provides significant clinical information. The analysis of other body fluids is critical for the diagnosis of infection, inflammation, hemorrhage and a variety of disease states. The manual procedure for microscopy requires a highly qualified medical technologist to accurately categorize formed elements observed under the microscope. However, inherent variability in sample preparation, (i.e. initial sample volume, spin down time, speed, and slide preparation technique) all contribute to significant variability in the quantitative accuracy of the diagnostic result. Furthermore, these tests represent very tedious and costly procedures for the clinical laboratory. On a total available market of approximately 6,500 sites, we estimate that approximately 60% continue to perform manual urine microscopies, representing a significant market opportunity for us. We believe the full automation and integration of results in the iQ200 product platform has accelerated the adoption of automated urine microscopy as a routine test.

The chemistry market is estimated to be in excess of $500 million annually with a compound annual growth rate (CAGR) of approximately 4%. The automated microscopy market is estimated at approximately $100 million annually with a CAGR exceeding 25% in comparison to the global in vitro diagnostics market CAGR of 6%. The urine culture market today is currently not automated. We estimate the total market opportunity of automating this segment to be approximately $300 million, making the addressable urinalysis market over $900 million annually.

Diagnostics Products

iQ200 and iQ200 Sprint Automated Urine Microscopy Analyzers

Our iQ200 Automated Urine Microscopy Analyzer was launched in August 2003 and we have sold 777 iQ200 analyzers as of December 31, 2005. The iQ200 technology platform utilizes proprietary image flow cytometry and neural network-based Automated Particle Recognition (APR™) software to achieve significant reductions in cost and processing time as compared to manual microscopic analysis. Our APR technology enables high-speed digital processing to classify and display images of microscopic particles in an easy-to-view graphical user interface. We believe our iQ200 product line has numerous benefits over competing products, including increased accuracy, digital imaging of particles and fully automated walk-away analysis of urine and body fluids.

The iQ200 Sprint™ Automated Urine Microscopy Analyzer, released in the first quarter of 2005, is the fastest automated microscopy analyzer available today. It performs 101 tests per hour and is 68% faster than the original iQ200 Analyzer. It also provides new functionality for high volume clinical reference laboratories and hospital laboratories, such as Load and Unload Stations capable of handling 210 specimens at a time and improved image editing routines to increase work flow and productivity.

In May 2005, we expanded the iQ200 test menu by adding the iQ Body Fluids Module that enables the rapid diagnosis of malignant cells, bacteria and other abnormalities in body fluids such as cerebro-spinal, pleural, pericardial, peritoneal fluids and a variety of other serous fluids.

iQ200 System

When the iQ200 and iQ200 Sprint Automated Urine Microscopy Analyzers are combined with ARKRAY’s AUTION MAX AX-4280 Automated Urine Chemistry Analyzer (AX-4280), these analyzers constitute the first fully integrated urinalysis system performing both urine chemistry and urine microscopy simultaneously, as well as the analysis of body fluids.

The commercialization of the iQ200 platform dramatically expanded our available market, allowing us to penetrate both the high volume and mid-sized laboratory segments. The iQ200 system addresses the mid-sized laboratory market and the iQ200 Sprint system addresses the high volume hospital, clinical reference and commercial laboratory market segments. The second quarter 2005 release of the iQ Body Fluids Module further improves the economic justification of automation in an available global market of 6,500 laboratory sites.

Domestically, we sell the three major instruments: the AX-4280, the iQ200 and the iQ200 Sprint as stand-alone units or fully integrated as a complete system. Internationally, we sell the iQ200 and the iQ200 Sprint as stand-alone instruments since we do not have international distribution rights for the AX-4280. However, the large installed base of AX-4280 analyzers in service throughout the world is a readily available target for integration with one of the iQ200 product family of automated microscopy analyzers. All of our international distributors sell the Bridge System required to integrate the two analyzers.

iChem 100 and vChem Strips

In June 2005, we completed the acquisition of assets (primarily technology and inventory) of the urine chemistry business of Quidel Corporation. With this acquisition, we acquired significant core technology and know-how in urine chemistry strips, patents and trademarks, product designs, a strip manufacturing facility in Germany and a semi-automated urine chemistry analyzer that will enable us to offer a more complete product line. Our new urine chemistry product line will be branded iChem™ for instruments and vChem™ for visual read strips. We are re-launching these product lines in the second quarter of 2006 targeting the physician’s office laboratory and alternate care sites domestically and in the international market. These products will be sold through independent distributors worldwide.

Legacy Products

Prior to the iQ200 platform we sold legacy product Models 500 and 939UDx™, which are larger and more expensive workstations that perform microscopy and chemistry testing. The Model 500 is an operator-attended workstation that performs IVD testing on urine and eight other body fluids, but requires a medical technologist to manually load the specimens and characterize the microscopic particles manually. The 939UDx is a semi-automated workstation that performs IVD testing on urine only, but uses our first generation neural-network algorithms to automatically characterize the microscopic particles. As of December 31, 2005, we have an installed base of approximately 275 legacy systems. This reduction is due to the replacement of our legacy models with our iQ200 platforms. Although the legacy consumable revenue stream is declining, it will continue to produce a significant source of revenue from its consumables, parts, accessories and domestic service agreements.

Consumables and Service

After market sales of consumables and service provide an accumulating and significant source of recurring revenue for each instrument placed. We provide recurring sales of consumables for our iQ200 and iQ200 Sprint Analyzers and legacy products manufactured by Iris, and urine chemistry products sourced from ARKRAY. Consumables include urine and body fluids reagents, calibrators and controls for our microscopy systems and test strips, calibrators, controls, and other solutions for the urine chemistry analyzers we distribute. In the US and France, our customers purchase consumables directly from us. Internationally, customers purchase consumables through our distribution network.

Domestic sales of our instruments include installation, customer training and a one-year warranty. Following the initial warranty period, the majority of domestic customers purchase annual service contracts from us. Such services are provided by our qualified service technicians located throughout the United States. Internationally, with the exception of France, our products are serviced by independent distributors.

StatSpin® Subsidiary, d.b.a. Iris Sample Processing Division

Iris Sample Processing Division is a global leader in accelerated sample preparation for blood, urine, and body fluids analysis. The division makes centrifuges, semi-automated DNA processing workstations and blood analysis products, including the world’s fastest blood separator, which separates blood in under 30 seconds. Our bench top centrifuges are dedicated to applications for manual specimen preparation for coagulation, cytology, hematology and urinalysis. In 2005, revenue growth in this division was driven by the release of two new products, the ThermoBrite™ DNA workstation and the Express 3 centrifuge. The ThermoBrite™ DNA processing workstations automate the DNA denaturation and hybridization steps in a number of fluorescent in situ hybridization procedures. Over 1,000 DNA workstations have been sold since the launch of this product. Our worldwide markets include medical institutions, commercial laboratories, clinics, doctors’ offices, veterinary laboratories and research facilities.

ADIR Division

Our imaging research and development subsidiary assists in the advancement of our proprietary imaging technology while conducting government-sponsored research and development in medical imaging and software. In addition, it pursues contract research for corporate clients, although to date such research for corporate clients has not been significant. In 2005, ADIR focused its efforts on advancing our proprietary pattern recognition technology platform targeting applications in both the security and biometrics markets.

Growth Strategy

Our growth strategy is to advance our position as a leader in the global diagnostic market through increased market penetration, internal product development efforts and selective acquisitions of related medical device companies, technologies or product lines. We plan to expand our core technologies, develop new product applications and platforms such as a proprietary urine chemistry product line and enter new high value segments like microbiology, cancer detection, and molecular diagnostics.

Accelerate new product development. We have identified three significant product opportunities: a full urine chemistry product line to fill gaps in our product portfolio, a revolutionary method to eliminate most urine cultures and unique, high value applications in rare cell detection (cancer, etc). We have achieved encouraging results in our research program for the detection of bacteria at low concentrations in urine. Therefore, we are continuing our efforts to develop instruments and consumables to address this large and important market that we estimate at approximately $300 million. Our technology plans are based on a staged product development program in line with our resources and market priorities.

Increase market penetration. With the release of the iQ200 product family (iQ200, iQ200 Sprint and iQ Body Fluids Module) and the future release of the urine chemistry line, we are able to address the needs of a much broader market. We expect to initiate sales in the physician’s office laboratory with our chemistry products as well as offer a complete chemistry and microscopy system in the international market to further our market penetration.

Expand into new geographic markets. We will continue to expand our international market penetration. During 2005, international sales comprised approximately 30% of our total revenue, an increase of 67% over 2004. Over the past year, we have expanded our international distribution network to approximately 40 distributors covering approximately 60 countries. We opened a French subsidiary, Iris France S.A. that markets our diagnostics products directly to customers in France and supports all European distributors. We also expanded our direct sales, applications support and field service teams in the U.S and expanded our sales team in the Asia-Pac and Americas region. We believe the sales and service support systems are in place to sustain our rapidly expanding global distribution network.

Increase sales of consumables and service. Currently, we have an installed base of analyzers worldwide that provides significant recurring revenue of consumables and service. As we continue to increase our installed base, we will benefit from a cumulative increase in revenue from global consumables, both for chemistry and microscopy, and revenue from domestic service contracts and international spare parts. Our recently released iQ200 Sprint, is often placed in laboratories that use significantly higher consumables. In line with our objective to continue releasing product applications with increased or new consumable streams, our new iQ Body Fluids Module was launched in the second quarter of 2005. We anticipate that approximately 40% of iQ200 analyzers sold worldwide will utilize the iQ Body Fluids Module, which will increase the consumables revenue per analyzer.

Continuously enhance and expand system features. Another key element of our growth strategy is to expand and improve the features of the iQ200 system. We plan to expand the iQ200 clinical applications to (i) increase the clinical utility of the platform, -providing new information that is not currently available in routine testing, (ii) diversify the technology applications beyond the field of urinalysis and (iii) improve efficiency for medical professionals. As a result, we anticipate this will expand the potential market for our systems.

Pursue selective acquisitions. We intend to pursue selective acquisitions to augment our organic growth. Our acquisition strategy is to target companies, product lines and/or technologies that complement our product offering in urinalysis and specimen processing and, provide synergies with our existing infrastructure. We plan to maximize the utilization of our manufacturing capabilities, distribution channels and technical and managerial expertise in the field of medical devices and scientific instrumentation. In 2005 we acquired the urinalysis product line from Quidel Corporation as part of our acquisition strategy.

Summary of Revenues by Product Line

The following table presents a summary of revenues by product line for each of the three years ended December 31, 2005:

	Year ended December 31,
	2005		2004		2003
	(000s omitted)
IVD instruments	$27,542	44%	$14,845	34%	$7,470	24%
IVD consumables and service	25,708	41%	20,126	46%	17,252	55%
Sample Processing instruments and supplies	9,530	15%	8,343	19%	6,076	19%
Royalty and license revenues	—	—	336	1%	547	2%

Total	$62,780	100%	$43,650	100%	$31,345	100%

See Note 14 to the Consolidated Financial Statements, “Segment and Geographic Information,” for financial information regarding our operating segments and geographic areas.

Backlog

We did not have a material amount of backlog as of December 31, 2005. Products are usually shipped within thirty to sixty days of receipt of sales orders. We do not believe that backlog is necessarily indicative of sales for any succeeding period.

Research and Development

Over the past three years, our product technology investments (including amounts reimbursed by third parties under research and development contracts and amounts capitalized) totaled $18 million. In 2006, we plan to increase our investment in research and development, net of amounts received from grants, to approximately 10% of revenues. Our current research and development efforts include developing new product applications and platforms such as a proprietary urine chemistry product line and new systems to enter new high value segments like microbiology, cancer detection, molecular diagnostics and biometric imaging.

With the technology we acquired from Quidel Corporation, we are developing an automated urine chemistry analyzer to address the international market gap created by the lack of an IRIS urine chemistry product. We plan to offer this product fully integrated with the iQ200 Urine Microscopy Analyzer.

We are also developing a next generation iQ microscopy instrument with increased performance that virtually eliminates technologist intervention for the routine microscopic examination of bacteria and other particles in urine.

The automation of urine culture screening has been limited by the inability to rapidly detect low concentrations of bacteria and yeast. Our market research indicates that 70% of urine cultures are negative and require significant labor, cost and 16 to 48 hours to confirm a negative result. To address this market need, we are developing a revolutionary product that will rapidly detect extremely low concentrations of bacteria, therefore eliminating 70% of the urine cultures in the microbiology laboratory. The potential market is estimated at approximately $300 million annually.

Our Sample Processing division will continue its organic growth programs and actively pursue technology licensing agreements as well as product acquisitions to supplement its core technologies and accelerate growth.

ADIR will continue advancing our proprietary pattern recognition technology platform targeting applications in both the security and biometrics markets. During 2005, ADIR developed a functional prototype of its facial recognition system for access control for potential use at ports of entry. Testing is anticipated to begin during 2006.

Marketing and Sales

Domestically, we sell and service our Diagnostics division products through our own sales and service forces. Our customers include hospital laboratories, clinical reference laboratories and alternate care sites. We have been successful in securing supply agreements with the five of the top six group purchasing organizations (GPO). Domestic sales activities consist of direct sales by field sales representatives, telemarketing to initiate and aid in pursuing sales opportunities, logistics support of the field sales representatives and support to customers in the operation of their systems. In addition to our sales activities, we promote our products through advertising in trade journals, attendance at trade shows, direct mail and our website. We also maintain a rental program for our urinalysis systems. Under the terms of the rental agreements, payments generally are based on the number of tests performed with a guaranteed monthly minimum payment. We are responsible for supply and service of the rental instruments. Alternatively, some customers either lease systems from us or from medical equipment leasing companies that, in turn purchase the instruments and consumables from us.

Internationally, we sell our products through distributors in markets around the world with the exception of France where we sell direct. In January 2005, we launched a direct commercial operation, Iris France S.A., headquartered just outside of Paris. The new operation addressed the issue of limited availability of independent capital equipment distributors in this market. We are adding sales and service personnel in step with the growing unit sales volume of this operation. As of March 1, 2006, we have agreements with distributors covering 60 countries in comparison to 45 countries at the end of 2004. The international market is contributing significantly to the success of our new products.

With the acquisition of the urine chemistry business of Quidel Corporation we will initiate sales of our proprietary urine chemistry instruments and strips. We are re-launching these product lines in the second quarter of 2006 targeting the physician’s office laboratory and alternate care sites domestically and in the international market. These products will be sold through independent distributors worldwide.

Our Sample Processing division products are sold through distributors and to other manufacturers as OEM components of their respective products.

Competition

In the urine chemistry segment, Bayer and Roche are our principal competitors selling urine analyzers and test strips used in determining the concentration of various chemical substances found in urine. In the automated urine microscopy segment, Sysmex Corporation markets its automated urine sediment analyzers globally and remains our principal competitor. We believe the Sysmex systems have several significant limitations including the inability to perform particle and cellular imaging, an incomplete testing menu, and are not designed to perform body fluid analysis. These limitations result in repeat testing, requiring the technologist to retrieve the original sample, prepare a slide and conduct a manual microscopic analysis. The principal competitive factors in the urinalysis market are cost-per-test, ease of use and quality of result. We believe our automated systems compete favorably with respect to these factors.

In 2004, however, Bayer and Sysmex formed a distribution alliance in the US market, whereby Bayer markets the ADVIA® Urinalysis WorkCell, comprised of the Bayer Clinitek Atlas® chemistry instrument and Sysmex UF100™ Urine Cell Analyzer. These two instruments are linked with a sample transport and the software to combine results. Despite the fact that these instruments are connected, we believe they have not overcome the limitations described above.

The iQ200 and the iQ200 Sprint Systems are the first instruments to fully integrate urine chemistry and urine microscopy analysis. We believe these systems provide the broadest menu available and are the only systems to provide digital images of urine and body fluids particles, which provides significant competitive advantages over these other systems. We believe the clinical utility and ease of use of our iQ200 product family will result in a better economic return for clinical laboratories and hospitals.

In addition to industry competitors, we are experiencing increased domestic and international pricing pressures in the urinalysis market due to the ongoing consolidation of both hospitals and medical device suppliers. Competitors are attempting to offer one-stop shopping for a variety of laboratory instruments, supplies and service. In the US, competitors typically offer hospitals annual rebates based on the hospital’s total volume of business. We have been successful in preventing this type of “product bundling” by negotiating contracts with five of the six largest GPOs in the US allowing GPO members to purchase our products and receive comparable product discounts but not rebates.

Intellectual Property

We have a long history of innovation. Our diversified core technology spans through a number of scientific endeavors, which include in vitro diagnostics, specimen processing and handling, pattern recognition and image analysis. Our commercial success depends on our ability to protect and maintain our proprietary rights. We protect our proprietary technology by filing various patent applications. We have 40 active US patents and 11 pending patents for our technologies and a number of corresponding foreign patents. These patents cover developments in imaging analysis and processing software, blood processing, digital refractometers, fluidics, centrifuges, automated slide handling and disposable urinalysis products sold by us.

We have trade secrets, unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

We claim copyright in our software and the ways in which it assembles and displays images, and have filed copyright registrations with the United States Copyright Office. We also own various federally registered trademarks, including “IRIS”, “iQ”, “ThermoBrite”, and “StatSpin.” We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions. We intend to aggressively protect our patents, copyrights and trademarks.

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

In the United States, the Food and Drug Administration regulates medical devices under the Food, Drug, and Cosmetic Act (the “FDC Act”). Before a new medical device can be commercially introduced in the United States, the manufacturer usually must obtain FDA clearance by filing a pre-market notification under Section 510(k) of the FDC Act (a “510(k) Notification”) or obtain FDA approval by filing a pre-market approval application (a “PMA Application”). The PMA Application process is significantly more complex, expensive, time-consuming and uncertain than the 510(k) Notification process. To date, we have cleared all of our regulated products with the FDA through the 510(k) Notification process. We cannot guarantee that we will be able to use the 510(k) Notification process for future products. Furthermore, FDA clearance of a 510(k) Notification or approval of a PMA Application is subject to continual review, and the subsequent discovery of previously unknown facts may result in restrictions on a product’s marketing or withdrawal of the product from the market. We have pending one 510(k) Pre-Market Notification for a new semi-automated chemistry analyzer and related test strips.

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

We have obtained the ISO 9001, EN 46001 and ISO 13485 certifications for our manufacturing facilities and are subject to surveillance by European notified bodies. During 2005, we received Canadian Medical Devices Conformity Assessment System (CMDCAS) certification and applied for the latest ISO standard, ISO 13485:2003 certification.

Our products are also subject to regulation by the United States Department of Commerce export controls, primarily as they relate to the associated computers and peripherals. We have not experienced any material difficulties in obtaining necessary export licenses to date.

Employees

We had 236 full-time employees at March 10, 2006. We also use outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and we believe that our employee relations are satisfactory.

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

Item 1A. Risk Factors

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

These uncertainties and other factors include, among other things:

•	unexpected technical and marketing difficulties inherent in major product development efforts such as the new applications for our urinalysis workstation,

•	the potential need for changes in our long-term strategy in response to future developments,

•	future advances in diagnostic testing methods and procedures, as well as potential changes in government regulations and healthcare policies, both of which could adversely affect the economics of the diagnostic testing procedures automated by our products,

•	increasing competition from imaging and non-imaging based in-vitro diagnostic products.

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

Related to Our Business

Our success depends largely on the acceptance of our iQ200 product line.

Our current strategy assumes that our iQ200 operating platform will be adopted by a large number of end-users. We have invested and continue to invest a substantial amount of our resources in promotion and marketing of the iQ200 product line in order to increase its market penetration, expand sales into new geographic areas and enhance and expand its system features. Failure of our iQ200 operating platform to achieve and maintain a significant market presence, or the failure to successfully implement our promotion and marketing strategy, will have a material adverse effect on our financial condition and results of operations.

Any failure to successfully introduce our future products and systems into the market could adversely affect our business.

The commercial success of our future products and systems depends upon their acceptance by the medical community. Our future product plans include capital-intensive laboratory instruments. We believe that these products can significantly reduce labor costs, improve precision and offer other distinctive benefits to the medical research community. However, there is often market resistance to products that require significant capital expenditures or which eliminate jobs through automation. We have no assurance that the market will accept our future products and systems, or that sale of our future products and systems will grow at the rates expected by our management.

Any failure to successfully develop new products could adversely affect our business.

Our commercial success depends on the timely development of new products that are needed for future growth. These new products depend on our success in demonstrating technical feasibility and achieving cost targets and functionality demanded by the market. Significant delays in product releases will result in budget over-runs and lower revenues.

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

As of December 31, 2005, we have deferred tax assets of approximately $10 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. Although the Company believes that the deferred tax asset is recoverable, there is no assurance that we will be able to generate taxable income in the years that the differences reverse. Also, if we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

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

For example, ARKRAY is the single source supplier for our line of urine chemistry analyzers and related consumable products and spare parts. Roche Diagnostics is the sole source for our proprietary CHEMSTRIP/IRIStrip urine test strips and related urine test strip readers, both used in our legacy instruments, the Model 500 and 939UDx urinalysis workstations. Because these suppliers are the only vendors with which we have a relationship for a particular component, we may be unable to sell products if one of these suppliers becomes unwilling or unable to deliver components meeting our specifications. Our inability to sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition and results of operation.

One of our single-source suppliers has terminated its agreement with us.

Roche Diagnostics has exercised its right to terminate its agreements with us relating to the supply of test strips and related urine test strip readers. Roche will continue to supply test strips and replacement readers to our installed base of legacy workstations until 2009. The failure to successfully and timely complete the phase out of their strips and readers with the introduction of our new iQ200 analyzers would have a material adverse affect on our instrument sales and the revenue growth for system consumables and service.

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

Our products are used to gather information for medical decisions and diagnosis. Accordingly, a defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability arising from inaccurate or allegedly inaccurate test results. Misuse of our products by a technician that results in inaccurate or allegedly inaccurate test results could similarly subject us to claims of liability. We currently maintain product liability insurance coverage for up to $1.0 million per incident and up to an aggregate of $2.0 million per year. We also currently maintain a product liability umbrella policy for coverage of claims aggregating to $10.0 million. Although management believes this liability coverage is sufficient protection against future claims, there can be no assurance of the sufficiency of these policies. Any substantial underinsured loss would have a material adverse effect on our financial condition and results of operation. Furthermore, any impairment of our reputation could have a material adverse effect on our sales and prospects for future business. We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums; however, we cannot guarantee that this will continue to be the case. In addition, any failure to comply with Federal Drug Administration regulations governing manufacturing practices could hamper our ability to defend against product liability lawsuits.

Business interruptions could adversely affect our business.

Products for Iris Diagnostics and Sample Processing are manufactured in a single facility for each division and are vulnerable to interruption in the event of war, terrorism, fire, earthquake, power loss, floods, telecommunications failure and other events beyond our control. If our facilities were significantly damaged or destroyed by any cause, we would experience delays in locating a new facility and equipment and qualifying the new facility with the FDA. Our results would suffer. In addition, we may not carry adequate business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could be substantial.

If we are unable to manage our growth, our results could suffer.

We have been experiencing significant growth in the scope of our operations. This growth has placed significant demands on our management, as well as operational resources. In order to achieve our business objectives, we anticipate that we will need to continue to grow. If this growth occurs, it will continue to place additional significant demands on our management and our operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls both in the US and internationally. In particular, if our growth continues, it will increase the challenges in implementing appropriate control systems, expanding our sales and marketing infrastructure capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our cultural values. The main challenge associated with our growth has been the management of our expenses. Our inability to scale our business appropriately or otherwise adapt to growth, could cause our business, financial condition and results of operations to suffer.

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

Our ability to capitalize on growth in international markets is subject to risks including:

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

Any of the above mentioned factors could adversely affect our sales and results of operations in international markets.

We are subject to currency fluctuations.

We are exposed to certain foreign currency risks in the importation of goods from Japan. The line of urine chemistry analyzers, two assemblies for our iQ200 platform and related consumables strips and spare parts are sourced from ARKRAY, a supplier located in Kyoto, Japan. Our purchases from this supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. Fluctuations in the US Dollar/ Japanese Yen exchange rate could result in increased costs for our key components. Any increases would reduce our gross margins and would be likely to result in a material adverse effect on our profitability. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. All of our sales are denominated in US Dollars. Accordingly, any fluctuation in the exchange rate between the US Dollar and the currency of the country with which we are exporting products could also affect our ability to sell internationally.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We lease all of our facilities. Our headquarters are located at 9172 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leaseholds as of March 10, 2006:

Location	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
Chatsworth, CA	76,462	$52,363	Corporate Headquarters and Manufacturing

Westwood, MA	18,000	$19,000	Sample Processing Subsidiary

League City, TX	4,645	$8,547	Research and Development Subsidiary

We believe our facilities are adequate to meet our current and near-term needs.

Item 3. Legal Proceedings

We are not currently involved in any litigation that requires disclosure in this Report.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters to vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

On April 7, 2004 our common stock listing was transferred from the American Stock Exchange under the symbol “IRI” to the NASDAQ National Market under the symbol “IRIS.”

The closing price of the Common Stock on March 10, 2006 was $15.66 per share. The table below sets forth high and low closing prices during the period January 1, 2004 through December 31, 2005:

	Price per share
	Low	High
Fiscal 2005
First Quarter	$8.96	$11.51
Second Quarter	11.22	19.11
Third Quarter	14.02	19.36
Fourth Quarter	19.00	27.96
Fiscal 2004
First Quarter	$5.80	$7.15
Second Quarter	6.22	9.18
Third Quarter	6.29	7.80
Fourth Quarter	7.45	9.75

As of March 10, 2006, we had approximately 2,500 holders of record of our common stock.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:

Net revenues	$62,780	$43,650	$31,345	$28,188	$28,648
Operating income (loss) from continuing operations	8,941	4,465	(543)	1,902	3,306
Interest and other income (expense), net	605	(666)	(340)	(441)	(740)
Net income (loss)	6,131	2,280	(530)	877	1,539
Basic net Income (loss) per share	0.37	0.16	(0.05)	0.08	0.15
Diluted net Income (loss) per share	0.35	0.14	(0.05)	0.08	0.14

Balance Sheet Data:

Working capital	33,879	24,959	6,614	6,445	8,636
Total assets	63,929	48,136	32,480	27,223	26,503
Total debt	0	0	5,032	4,245	5,249
Total liabilities	10,160	8,963	13,013	9,874	10,538
Shareholders’ equity	53,769	39,173	19,467	17,349	15,965

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of three operating units. Our largest unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis. Our Sample Processing division markets small centrifuges and other processing equipment and accessories for rapid specimen processing, and our Advanced Digital Imaging and Research LLC (ADIR) subsidiary assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition.

We generate revenues primarily from sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy analyzers manufactured by us and urine chemistry analyzers purchased from a Japanese manufacturer. We sell the urine microscopy analyzers worldwide and fully automated urine chemistry analyzers domestically. In addition, we expect to initiate sales of a semi-automated chemistry analyzer, the iChem 100 in the second quarter of 2006. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranties. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue will continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products. These products are sold worldwide through distributors.

Domestic sales are direct to the customer through our sales force, whereas international sales, with the exception of France, are through independent distributors. Sales in France are direct to end use customers. International sales represented 30% of consolidated revenues in 2005 as compared to 18% in 2004. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we do not incur sales and marketing costs for such sales.

On June 2, 2005, we completed the acquisition of the assets (primarily technology and inventory) of the urinalysis business of Quidel Corporation. Our total acquisition cost amounted to $0.8 million. With this acquisition, we acquired significant core technology and know-how in urine chemistry strips, patents and trademarks, product designs, a strip manufacturing facility in Germany and a semi-automated urine chemistry analyzer that will enable us to offer a more complete product line.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund research and development programs, and through ADIR, we also receive government grants to fund various research activities.

The following table summarizes product technology expenditures for the periods indicated:

	2005	2004	2003
	(in thousands)
Total product technology expenditures during year	$6,857	$5,448	$5,929
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	(171)	(64)	(600)
Less: amounts reimbursed through grants for government sponsored research and development	(1,649)	(1,464)	(936)

Research and development expense as reported in the consolidated statements of operations	$5,037	$3,920	$4,393

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We regularly discuss with our audit committee the basis of our estimates. Actual results may differ from these estimates and such differences may be material.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition – Revenues are primarily derived from the sale of IVD instruments, sales of consumable supplies and services for IVD systems as well as sales of sample processing instruments and related supplies. Revenue is recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing with a fixed and determinable sales price, b) customer credit worthiness has been established, and c) delivery of the product based on shipping terms. The majority of domestic IVD instrument sales generally include installation and training to be performed.

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

A portion of our revenues are derived from sale-type leases as we provide lease financing to certain customers that purchase our diagnostic instruments. Leases under these arrangements are classified as sales-type leases. These leases typically have terms of five years. Revenue from sales-type leases are recognized when collectibility of the minimum lease payments is reasonably predictable and no important uncertainties surround the amount of unreimbursable costs yet to be incurred by us as lessor under the lease. The minimum lease payments that accrue to our benefit as lessor are recorded as the gross investment in the lease. The difference between the gross investment in the lease and the sum of the present value of the minimum lease payments and unguaranteed residual value, accruing to our benefit as lessor, are recorded as unearned income.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Inventory valuation – We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We recognize that although we have introduced our new iQ200 product line of analyzers, an installed based of our legacy products still exist. We maintain a base supply of service parts for these products, a portion of which is classified as a long-term asset on our balance sheet. Management will periodically review the carrying value of such parts to ensure that they continue to have net realizable value.

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

	Year ended December 31,
	2005		2004		2003
	(in thousands)
Revenues
IVD instruments	$27,542	44%	$14,845	34%	$7,470	24%
IVD consumables and service	25,708	41%	20,126	46%	17,252	55%
Sample Processing instruments and supplies	9,530	15%	8,343	19%	6,076	19%
Royalty and license revenues	—	—	336	1%	547	2%

Total revenues	62,780	100%	43,650	100%	31,345	100%

Gross Profit*
IVD instruments	12,086	44%	4,753	32%	1,488	20%
IVD consumable and supplies	14,524	56%	12,144	60%	10,623	62%
Sample Processing instruments and supplies	4,535	48%	4,158	50%	2,975	49%
Royalty and license revenues	—	—	336	—	547	—

Gross profit	31,145	50%	21,391	49%	15,633	50%

Operating expenses
Marketing and selling	10,026	16%	7,165	16%	5,346	17%
General and administrative	7,141	11%	5,841	13%	6,437	21%
Research and development, net	5,037	8%	3,920	9%	4,393	14%

Total operating expenses	22,204	35%	16,926	39%	16,176	52%

Operating income (loss)	8,941	14%	4,465	10%	(543)	2%
Other income (expense)	605		(666)		(340)

Income (loss) before for income taxes (benefit)	9,546	15%	3,799	9%	(883)	3%
Income taxes (benefit)**	3,415	36%	1,519	40%	(353)	40%

Net income (loss)	$6,131	10%	$2,280	5%	$(530)	2%

*	Gross Profit Margin percentages are based on the related sales of each category.
**	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Year Ended December 31, 2005 to 2004

Net revenues for the year ended December 31, 2005 increased by 44% over the prior year. Revenues in the IVD segment increased 51% to $53.3 million in 2005, up from $35.3 million in the prior year. Sales of IVD instruments increased to $27.5 million from $14.8 million, an increase of $12.7 million, or 86% over our 2004 sales. The increase is primarily due to the demand for the iQ200 product line. In 2004, we discontinued sales of our legacy instrument systems. We will continue to service and support the installed base of legacy systems until such time as all customers convert to our iQ200 systems. Sales of IVD consumables and service also increased during the year to $25.7 million from $20.1 million, an increase of $5.6 million or 28% over 2004, primarily due to the larger installed base of instruments. Revenues from the sample processing instruments and supplies increased to $9.5 million from $8.3 million, or 14% over 2004. This increase is primarily due to increased sales of centrifuges, parts and service within this segment.

Our unit volume of instruments sold increased substantially during 2005 with average revenue per system sold domestically up approximately 6% whereas international revenue per instrument was up approximately 5%

as compared to the previous year. Unit sales of the iQ200 microscopy analyzer since its launch in 2003 increased to 777 units. 437 iQ200 analyzers were sold during the current year as compared to 234 during 2004. Domestically we sell the iQ200 microscopy analyzer separately or combined with a chemistry analyzer, which we acquire from a Japanese company. A majority of domestic sales are sold as systems and include an iQ200 microscopy analyzer and a chemistry analyzer. We sell our instruments and consumables direct to customers domestically. In the international market, the average sale prices of the iQ200 analyzer and related consumables are lower due to the fact that such sales, with the exception of France, are made through independent distributors in 60 countries. International revenues accounted for 30% of consolidated revenue during 2005 compared to 18% during 2004.

Overall gross profit margin increased from 49% in 2004 to 50% in 2005. The gross profit margin of our IVD instruments increased to 44% in 2005 up from 32% in 2004 primarily due to cost reduction programs and increased efficiencies related to volume of the iQ200 microscopy analyzers. The gross profit margin of our IVD consumables and services decreased to 56% during 2005 compared to 60% in 2004. The decrease resulted primarily from the acquisition of the chemistry strip manufacturing operation acquired in June 2005 which is operating below capacity. Gross profit margin for our sample processing laboratory instrument and supply segment amounted to 48% in 2005, compared to 50% for 2004. This decrease was due to a combination of lower margins on increased sales to OEM accounts at lower gross profit margins, new product introduction expenses and costs related to the move to a new facility for this division.

Marketing and selling expenses totaled $10.0 million during 2005, as compared to $7.2 million in 2004. As a percentage of sales, such expenses were 16% of revenues during both 2005 and 2004. The dollar increase relates to additional payroll-related expenditures of $1.5 million; expanded participation in industry shows of $184,000; increased commissions on higher revenue of $213,000; fees paid to GPOs (group purchasing organizations) of $198,000; expanded marketing research and professional support of $266,000; and travel and related costs of $400,000.

General and administrative expenses increased during 2005 to $7.1 million from $5.8 million in the prior year. The $1.3 million increase is comprised of the following: payroll-related expenses due to additional employees of $553,000; outside consultants increased costs of $394,000; increased amortization of deferred compensation related to our employee stock ownership program of $134,000; additional Sarbanes Oxley compliance costs of $129,000 and higher recruiting fees of $111,000.

Research and development expenses increased to $5.0 million for 2005, as compared to $3.9 million in 2004. Research and Development expenses were net of capitalized software development costs during the year of $171,000 and reimbursed costs under research and development grants and contracts of $1.6 million related to our ADIR division. R&D expenses increased due to product development activity for new product platforms currently in development. Prior year expenditures related primarily to the development of the iQ200 Sprint instrument, released in the first quarter of 2005, plus ongoing development activities relating to enhancements to existing product lines and research into new products. We expect to continue to invest in research and development during 2006 at an increased rate of approximately 10% of revenues.

Interest income during 2005 amounted to $607,000, an increase from $111,000 in 2004 and relates to our investment of cash during the year and interest earned on lease financing from the sale of instruments to customers. Interest expense decreased to $15,000 in 2005 down from $243,000 in the prior year as a result of the outstanding debt being repaid in the second quarter of 2004. Other expense in 2004 included the permanent write-down of a security held for sale in the amount of $531,000. During 2005, this security was completely sold.

Income tax expense during the year amounted to 36% of pre-tax income as compared to 40%. The improvement resulted primarily from tax credits realized from research and development activities. The tax provision is a non-cash item, since we have significant deferred tax assets, primarily relating to tax loss carryforwards.

Comparison of Year Ended December 31, 2004 to 2003

Net revenues for the year ended December 31, 2004 increased by 39% over 2003. Revenues from the IVD urinalysis segment totaled $35.3 million in 2004, up from $25.3 million in 2003. Sales of IVD instruments increased to $14.8 million in 2004 from $7.5 million in 2003, an increase of 99% over 2003. The increase is primarily due to robust sales of the iQ200 analyzers and systems, which accounted for $7.4 million of instrument sales. As expected, sales of the older models diminished during 2004. Sales of IVD system consumables and services increased to $20.1 million in 2004 from $17.3 million, an increase of $2.8 million or 17% over 2003, primarily due to the larger installed base of instruments. Revenues from the small laboratory devices segment increased to $8.3 million in 2004 from $6.1 million, or 37% over 2003. This increase is primarily due to increased sales of centrifuges, parts and service within this segment. Revenues also include royalty and license fees of approximately $336,000 in 2004 as compared to $556,000 during 2003. As expected such revenue ceased in the third quarter of 2004, as the related license expired.

Gross profit margins decreased to 49% during 2004 compared to 50% during 2003. Gross profit margin for the IVD urinalysis segment totaled 49% in 2004, from 50% in 2003. Gross profit margin for IVD instruments was 32% during 2004 as compared to 20% in 2003. The improvement is due to a number of factors; higher production levels in the first full year of production of the iQ200 analyzer whereby overhead could be absorbed, as well as other efficiencies associated with continued production of the iQ200. The improvement was impacted by sales of our product to international independent distributors were at lower margin and a $250,000 addition to our reserves during 2004 for obsolescence of slow moving inventory. Gross profit margin IVD consumables and services as a percentage of related sales was 60% during 2004 as compared to 62% during 2003, the decrease resulted primarily from sale to international independent distributors. Gross profit margin for sample processing division’s instruments segment totaled 50% for 2004 as compared to 49% in 2003. This improvement is due primarily to a higher sales base during 2004.

Marketing and selling expenses totaled $7.2 million during 2004 as compared to $5.3 million in 2003, a 34% increase. As a percentage of sales such expenses during 2004 were 16% of revenues compared to 17% the prior year. The increase relates to additional sales and marketing personnel (including commissions) amounting to approximately $900,000 plus approximately $670,000 relating to the cost of installation, training and customer support for the increased number of instrument installations during the year. In addition, we incurred $400,000 of additional costs relating to the expansion of our international sales organization.

General and administrative expenses decreased during 2004 to $5.8 million from $6.4 million in the prior year. The decrease relates to management severance costs during 2003 of $1.2 million and lower compensation expense of $346,000, relating to compensation expense portion of our Employee Stock Purchase Plan transactions, offset by the cost of compliance with Section 404 of Sarbanes Oxley of $400,000; NASDAQ listing fee paid during the year of $100,000 plus higher legal fees of $274,000.

Research and development expenses decreased to $3.9 million for 2004, as compared to $4.4 million in 2003. R&D expenses were net of capitalized software development costs of $64,000 and reimbursed costs under research and development grants and contracts of $1.5 million. Expenses were down during 2004 with the launch in 2003 of the iQ200 Analyzer. During 2004, expenditures relate to the new iQ200 Sprint product, which was released in the first quarter of 2005 plus ongoing development activities relating to enhancements to existing product lines.

Interest expense decreased to $243,000 in 2004 down from $351,000 during 2003 as a result of the repayment of debt in the second quarter of 2004. Interest income for the year amounted to $111,000, an increase over $40,000 and relates to our investment of excess funds during the year.

During 2004 we incurred an income tax provision of approximately $1.5 million as compared to an tax benefit of $353,000 for the year ended December 31, 2003.

Contractual Obligations and Contingent Liabilities and Commitments

The following table aggregates our expected minimum contractual obligations and commitments subsequent to December 31, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Contractual Obligations*
Operating lease commitments	$5,402	$1,095	$1,712	$1,608	$987
Capital lease commitments	90	37	39	14	—

Total contractual cash commitments	$5,492	$1,132	$1,751	$1,622	$987

*	Not included in the table above are normal recurring accounts payable or accrued expenses which are presented on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. In 2005 our cash and cash equivalents increased $6.3 million to $19.1 million.

On June 2, 2005, we completed the acquisition of the assets of the urinalysis business of Quidel Corporation. Pursuant to the acquisition agreement, we paid $500,000 in cash and assumed approximately $34,000 in accrued liabilities. We also incurred approximately $243,000 in professional and other fees. We anticipate investing additional funds in expanding this product line during 2006.

Operating Cash Flows.  Cash flow provided by operations for the year ended December 31, 2005 amounted to $4.6 million compared to $1.5 million in the prior year. The improvement includes increased net income of $6.1 million as compared to $2.3 million during 2004 plus $3.4 million from deferred taxes and $1.8 million from depreciation and amortization. Trade receivables increased by $3.5 million due to the higher sales volume during the fourth quarter and we also invested an additional $4.7 million in financing sale-type leases for customers.

The relationship of receivables to revenues has improved over the prior year. The number of days sales in accounts receivable has improved to 69 days at the end of 2005 from 74 days at the end of 2004. The number of days sales in inventory decreased to 86 days at the end of 2005 compared to 114 days at the end of 2004. The lower number of days sales in inventory is due to; higher volume; improved inventory planning procedures and reduced amount of lead-time required for safety stock on hand.

Our cash flow continues to be favorably affected by the fact that we have approximately $20.0 million in tax loss carryforwards known as NOLs as well as R&D credit carryforwards of approximately $2.8 million, the majority of which don’t expire in the near future. We also realize tax deductions from both the exercise of stock options and the purchase by employees of the our common stock at a discount to market. During the year ended December 31, 2005, we realized tax deductions of approximately $10.0 million relating to these items and expect to realize similar amounts during 2006.

Investing Activities.  Cash used in investing activities totaled $2.1 million in 2005, as compared to $1.1 million in the prior year. Included in 2005 were expenditures for property and equipment of $1.4 million and $743,000, net of accrued liabilities of $34,000, relating to the acquisition of the assets of the urinalysis business of Quidel Corporation described above.

Financing Activities.  For the year ended December 31, 2005, financing activities provided $3.8 million of cash primarily from the issuances of common stock for stock options and warrant exercises as well as purchases of shares by employees through the Company’s Employee Stock Purchase Plan compared to $15.1 million received during 2004. During 2004 we utilized $5.0 million for repayment of debt.

In May 2004, we signed a credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of December 31, 2005, there were no borrowings under the credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of December 31, 2005, we were in compliance with such covenants.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility is sufficient to fund normal operations during the foreseeable future. However additional funding may be required to fund significant expansion of our business. There is no assurance that such funding will be available, on terms acceptable to us.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we and other issuers will begin to expense equity awards using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on their respective grant dates. For periods before the required effective date for which financial statements have not yet been issued, we had the option to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required by Statement No. 123.

In October 2005, the Board of Directors approved a resolution whereby all employee options then outstanding were fully vested. In accordance with FIN 44 “Accounting for Certain Transactions Involving Stock Options”, we recorded a charge to earnings in the amount of $112,000 representing an estimate for employee turnover during the remaining vesting period. Management took this action to mitigate the effect on future earnings of implementing SFAS No. 123R.

We adopted SFAS No. 123R effective January 1, 2006 and began to expense previously issued equity awards for which service has not been rendered on that date. As of December 31, 2005, existing employee stock options were fully vested; accordingly there was no expense for such options that would be recognized in year subsequent to 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for us on January 1, 2006. We do not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We had no debt at December 31, 2005.

Foreign Currencies

We are subject to some currency risk on purchases of product from a Japanese manufacturer. Our purchases of product are negotiated annually and may be affected by changing foreign currency rates.

Item 8. Financial Statements and Supplementary Data

Our Index to Financial Statements, Consolidated Financial Statements, the reports thereon, and the notes thereto commence on Page 32 of this Annual Report on Form 10-K, immediately following the signature page to this report.

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report which is included below.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of IRIS International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that IRIS International, Inc. (IRIS) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IRIS’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of IRIS’ internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that IRIS maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IRIS maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IRIS International, Inc., as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of IRIS and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN LLP

Los Angeles, California

March 3, 2006

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors and executive officers will appear in the definitive proxy statement for the 2006 annual meeting of IRIS shareholders, and is incorporated herein by reference. This proxy statement will be filed within 120 days following December 31, 2005.

Item 11. Executive Compensation

Information regarding executive compensation will appear in the definitive proxy statement for the 2006 annual meeting of IRIS shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in the definitive proxy statement for the 2006 annual meeting of IRIS shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will appear in the definitive proxy statement for the 2006 annual meeting of IRIS shareholders, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services will appear in the definitive proxy statement for the 2006 annual meeting of IRIS shareholders, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements, Consolidated Financial Statements, the reports thereon, and the notes thereto commencing on Page 30 of this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description	Reference Document

2.1	Asset Purchase Agreement by and between by and between IRIS International, Inc., Blitz 05-047 GmbH, Quidel Corporation and Quidel Deutschland GmbH, dated April 26, 2005**	(2)

3.1(a)	Certificate of Incorporation, as amended	(1)

3.1(b)	Certificate of Designations, Preferences and Rights of Series C Preferred	(3)

3.1(c)	Certificate of Ownership and Merger	(10)

3.2	Amended and Restated Bylaws	(10)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Rights Agreement, dated as of January 21, 2000, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, with related exhibits.	(3)

4.3	Certificate of Designations, Preferences and Rights of Series C Preferred	(3)

4.4	Form of Warrant issued to April 2004 investors to purchase an aggregate of 319,500 shares of Common Stock	(11)

4.5	Warrant Certificate dated April 19, 2004, issued to Oppenheimer & Co. Inc. to purchase 122,475 shares of Common Stock	(13)

10.1(a)	Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 28, 2001	(5)

10.1(b)	Amendment No. 1, dated October 17, 2005, to the Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 28, 2001	(14)

10.1(c)	Lease for Property Located at 9158-9162 Eton Avenue, Chatsworth, California, dated October 17, 2005	(14)

10.2(a)	1994 Stock Option Plan and forms of Stock Option Agreement	(6)†

10.2(b)	Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan	(7)

10.2(c)	Employee Stock Purchase Plan	(9)†

10.2(d)	1997 Stock Option Plan and form of Stock Option Agreement	(7)†

10.2(e)	1998 Stock Option Plan and form of Stock Option Agreement	(8)†

10.3(a)	Change in Terms Agreement dated May 25, 2004 by and between the Company and California Bank & Trust	(13)

10.3(b)	Business Loan Agreement dated May 25, 2004 by and between the Company and California Bank & Trust	(13)

Exhibit Number	Description	Reference Document

10.3(c)	Promissory Note dated May 25, 2004 by and between the Company and California Bank & Trust	(13)

10.3(d)	Commercial Security Agreements dated May 25, 2004 by and between the Company and California Bank & Trust	(13)

10.3(e)	Landlord’s Consent dated February 7, 2002 by and between the Company, the Company’s Landlord and California Bank & Trust	(10)

10.3(f)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Company, Statspin, Inc (the Company’s affiliate) and California Bank & Trust	(10)

10.3(g)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Company, Advanced Digital Imaging Research, LLP (the Company’s affiliate) and California Bank & Trust	(10)

10.4	Employment Agreement dated January 5, 2004 by and between the Company and Martin G. Paravato	(11)†

10.5	Employment Agreement dated February 13, 2004 by and between the Company and Cesar M Garcia	(11)†

10.6	Stock Purchase Agreement, dated April 19, 2004, by and between the Company and the purchasers identified therein.	(12)

21	List of Subsidiaries	*

23	Consent of BDO Seidman, LLP	*

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer	*

31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer	*

32.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer	*

32.2	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer	*

*	Filed herewith
†	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
**	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Asset Purchase Agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)	Current Report on Form 8-K dated June 3, 2005.
(3)	Current Report on Form 8-K dated January 26, 2000.
(4)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(5)	Annual Report on Form 10-K for the year ended December 31, 2001
(6)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(7)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
(8)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).
(9)	Annual Report on Form 10-K for the year ended December 31, 1999
(10)	Annual Report on Form 10-K for the year ended December 31, 2002
(11)	Annual Report on Form 10-K for the year ended December 31, 2003
(12)	Current Report on Form 8-K dated April 22, 2004.
(13)	Annual Report on Form 10-K for the year ended December 31, 2004
(14)	Current Report on Form 8-K dated November 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 14, 2006.

IRIS INTERNATIONAL, INC.

/s/ CESAR M. GARCÍA
Cesar M. García,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CESAR M. GARCÍA Cesar M. García	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2006

/s/ MARTIN G. PARAVATO Martin G. Paravato	Chief Financial Officer and Secretary (Principal Financial Officer)	March 14, 2006

/s/ THOMAS RICKS Thomas Ricks	Corporate Controller (Principal Accounting Officer)	March 14, 2006

/s/ RICHARD H. WILLIAMS Richard H. Williams	Chairman of the Board	March 14, 2006

/s/ THOMAS ADAMS Thomas Adams	Director	March 14, 2006

/s/ STEVEN M. BESBECK Steven M. Besbeck	Director	March 14, 2006

/s/ MICHAEL D. MATTE Michael D. Matte	Director	March 14, 2006

/s/ RICHARD G. NADEAU Richard G. Nadeau	Director	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of IRIS International, Inc.

Chatsworth, California

We have audited the accompanying consolidated balance sheets of IRIS International, Inc. as of December 31, 2005 and 2004, the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIS International, Inc. at December 31, 2005 and 2004, and the results of its operations, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IRIS International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Los Angeles, California

March 3, 2006

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2005	2004
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$19,145	$12,839
Accounts receivable, net of allowance for doubtful accounts and sales returns of $288 and $336	11,874	8,348
Inventories, net (note 4)	7,590	7,834
Prepaid expenses and other current assets	1,132	579
Investment in sales-type leases (note 6)	1,455	499
Deferred tax asset (note 9)	2,792	3,650

Total current assets	43,988	33,749
Property and equipment, at cost, net (note 5)	4,076	3,880
Goodwill	189	189
Software development costs, net of accumulated amortization of $2,704 and $2,186	1,570	1,930
Deferred tax asset (note 9)	7,237	5,665
Inventories – long term portion (note 4)	632	290
Investment in sales-type leases (note 6)	5,841	2,142
Other assets	396	291

Total assets	$63,929	$48,136

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,464	$4,258
Accrued expenses (note 7)	4,188	3,398
Deferred service contract revenue	1,457	1,134

Total current liabilities	10,109	8,790
Deferred service contract revenue, long term	51	173

Total liabilities	10,160	8,963

Commitments and contingencies (note 11)

Shareholders’ equity: (note 10)
Common stock, $.01 par value
Authorized: 50 million shares; issued and outstanding: 17,222 shares and 15,962 shares	172	159
Additional paid-in capital	70,856	61,972
Unearned compensation	(546)	(125)
Accumulated other comprehensive income	—	11
Accumulated deficit	(16,713)	(22,844)

Total shareholders’ equity	53,769	39,173

Total liabilities and shareholders’ equity	$63,929	$48,136

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Sales of IVD instruments	$27,542	$14,845	$7,470
Sales of IVD consumables and service	25,708	20,126	17,252
Sales of sample processing instruments and supplies	9,530	8,343	6,076
Royalty and license revenues	—	336	547

Total revenues	62,780	43,650	31,345

Cost of goods – IVD instruments	15,456	10,092	5,982
Cost of goods – IVD consumable and supplies	11,185	7,982	6,629
Cost of goods – sample processing instruments and supplies	4,994	4,185	3,101

Total cost of goods sold	31,635	22,259	15,712

Gross profit	31,145	21,391	15,633

Marketing and selling	10,026	7,165	5,346
General and administrative	7,141	5,841	6,437
Research and development, net	5,037	3,920	4,393

Total operating expenses	22,204	16,926	16,176

Operating income (loss)	8,941	4,465	(543)
Other income (expense):
Interest income	607	111	40
Interest expense	(15)	(243)	(351)
Other income (expense)	13	(534)	(29)

Income (loss) before provision (benefit) for income taxes (Note 9)	9,546	3,799	(883)
Provision (benefit) for income taxes	3,415	1,519	(353)

Net income (loss)	$6,131	$2,280	$(530)

Basic net income (loss) per share	$0.37	$0.16	$(0.05)

Diluted net income (loss) per share	$0.35	$0.14	$(0.05)

Weighted average number of common shares outstanding – basic	16,758	14,459	11,245

Weighted average number of common shares outstanding – diluted	17,654	15,818	11,245

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
	(in thousands)
Balance, January 1, 2003	10,845	$108	$41,891	$(17)	$(40)	$(24,594)	$17,348
Common stock issued on exercise of stock options	518	5	709	—	—	—	714
Common stock issued under employee stock purchase plan for cash	38	1	139	(70)	—	—	70
Private placement of stock, net of offering costs	500	5	1,613	—	—	—	1,618
Effect of variable accounting for options granted to certain employees	—	—	336	(70)	—	—	266
Issuance of warrants for services	—	—	29	(29)	—	—	—
Amortization of unearned compensation	—	—	—	141	—	—	141
Unrealized losses on investments	—	—	—	—	(160)	—	(160)
Net loss for year	—	—	—	—	—	(530)	(530)

Balance, December 31, 2003	11,901	$119	$44,717	$(45)	$(200)	$(25,124)	$19,467
Common stock issued on exercise of stock options & warrants	1,864	18	3,285	—	—	—	3,303
Tax benefit from stock options exercises	—	—	2,015	—	—	—	2,015
Common stock issued under employee stock purchase plan for cash	67	1	470	(224)	—	—	247
Private placement of stock, net of offering costs	2,130	21	11,485	—	—	—	11,506
Amortization of unearned compensation	—	—	—	144	—	—	144
Realized loss on investments	—	—	—	—	538	—	538
Unrealized loss on investments	—	—	—	—	(327)	—	(327)
Net income for year	—	—	—	—	—	2,280	2,280

Balance, December 31, 2004	15,962	$159	$61,972	$(125)	$11	$(22,844)	$39,173

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
	(in thousands)
Balance, December 31, 2004	15,962	$159	$61,972	$(125)	$11	$(22,844)	$39,173
Common stock issued on exercise of options & warrants	1,140	12	3,029	—	—	—	3,041
Tax benefit from stock options exercises	—	—	4,080	—	—	—	4,080
Common stock issued under employee stock purchase plan for cash	120	1	1,775	(850)	—	—	926
Amortization of unearned compensation	—	—	—	429	—	—	429
Realized loss on investments	—	—	—	—	(11)	—	(11)
Net income for year	—	—	—	—	—	6,131	6,131

Balance, December 31, 2005	17,222	$172	$70,856	$(546)	$—	$(16,713)	$53,769

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$6,131	$2,280	$(530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Deferred taxes	3,356	1,353	(408)
Depreciation and amortization	1,818	1,731	1,010
Common stock and stock based compensation	541	144	406
Loss (gain) on sale/write down of investment	(11)	538	30
Changes in assets and liabilities:
Accounts receivable	(3,526)	(1,654)	(2,916)
Deferred service contract revenue	201	(82)	307
Inventories, net	645	(1,798)	(902)
Prepaid expenses and other current assets	(741)	81	(131)
Sales-type leases	(4,655)	—	—
Other assets	(196)	(2,200)	(87)
Accounts payable	206	622	982
Accrued expenses	827	497	1,152

Net cash provided by (used in) operating activities	4,596	1,512	(1,087)

Cash flows from investing activities:
Acquisition of property and equipment	(1,392)	(1,203)	(1,375)
Software development costs	(171)	(64)	(600)
Acquisition of subsidiary	(743)	—	—
Sale of short-term investments	198	197	—
Loan repaid by related party	—	—	125

Net cash used in investing activities	(2,108)	(1,070)	(1,850)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	3,855	15,056	2,401
Borrowings under line of credit	—	2,900	10,800
Repayments of line of credit	—	(5,800)	(8,900)
Repayments of term loan	—	(1,079)	(329)
Repayments of notes payable	—	(1,069)	(875)
Payments of capital lease obligations	(37)	(55)	(53)

Net cash provided by financing activities	3,818	9,953	3,044

Net increase in cash and cash equivalents	6,306	10,395	107
Cash and cash equivalents at beginning of year	12,839	2,444	2,337

Cash and cash equivalents at end of year	$19,145	$12,839	$2,444

Supplemental schedule of non-cash financing activities:
Non-cash issuance of common stock and common stock warrants	$850	$224	$169
Supplemental disclosure of cash flow information:
Cash paid for income taxes	72	74	64
Cash paid for interest	15	97	176

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year ended December 31,
	2005	2004	2003
	(In thousand)
Net income (loss)	$6,131	$2,280	$(530)
Realized loss on investment	(11)	538	—
Unrealized losses on investment, net of taxes	—	(327)	(160)

Comprehensive income (loss)	$6,120	$2,491	$(690)

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company History

IRIS International, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware under the name of International Remote Imaging Systems, Inc. We changed our name to IRIS International, Inc. in December 2003. We design, develop, manufacture and market in vitro diagnostic (“IVD”) equipment, including IVD imaging systems based on patented and proprietary automated intelligent microscopy (“AIM”) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

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

Principles of Consolidation

Our financial statements include the accounts of IRIS International, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash Equivalents and Short-Term Investments

Short-term investments principally include certificates of deposit and debt instruments of the United States Government with maturities greater than three months and less than one year. For purposes of the statement of cash flows, we consider all highly liquid debt instruments purchased with a remaining maturity of three months or less when purchased to be cash equivalents. We place our cash and investments with high credit quality financial institutions. At times, these deposits may be in excess of the federally insured limit.

Accounts Receivable

We sell predominantly to entities in the healthcare industry. We grant uncollateralized credit to customers, primarily hospitals, clinical and research laboratories, and distributors. We perform ongoing credit evaluations of customers before granting uncollateralized credit. No single customer accounts for 10% or more of our consolidated revenues or 10% or more of our accounts receivable at the balance sheet date.

Accounts receivable are customer obligations due under normal trade terms. We sell our products to distributors and customers in the health care industry. We perform credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2005 is adequate.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We currently have approximately $632,000 of non-current inventory relating to spare parts for our legacy instruments which we no longer produce but continue to support and provide maintenance repairs for our customers. Other inventory that is considered excess inventory is fully reserved.

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

During 2004, management determined that a permanent decline in the value of its investment in equity securities had taken place and recorded a write-down in the carrying value of this investment in the amount of $531,000. The write-down is included in other expense in 2004 on the accompanying statements of operations. The investment was sold during 2005.

Property and Equipment and Depreciation

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over three to five years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

Goodwill

Goodwill is recorded at cost. The realizability of goodwill is evaluated periodically, at least annually, or as events or circumstances indicates a possible inability to recover the carrying amount. Such evaluation is based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. At December 31, 2005, we evaluated goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142.

Software Development Costs

We capitalize certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet our design specifications are completed, and conclude capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. We capitalized the following software development costs; $171,000 in 2005; $64,000 in 2004 and $600,000 in 2003. Amortization expense of software development costs was $531,000 in 2005; $531,000 in 2004, and $110,000 in 2003.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

We will identify and record impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceed the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. There were no impairments at December 31, 2005 and 2004.

Stock Based Compensation

We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. Pro forma disclosures for entities that elect to continue to measure compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25 must include the effects of all awards granted. We account for stock-based awards to non-employees in accordance with SFAS No. 123 and EITF 96-18. An expense is recognized for common stock, warrants or options issued or repriced, for services rendered by non-employees based on the estimated fair value of the security exchanged.

On October 27, 2005, our Board of Directors passed a resolution whereby all existing employee stock options would be granted 100% vesting as of that date. In accordance with the provisions of FIN 44, “Accounting for Certain Transaction involving Stock Compensation”, we recorded an expense in the amount of $112,000.

We have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, as amended by Statement No. 148. If compensation expense for the stock options had been determined using “fair value” at the grant date for awards in 2005, 2004 and 2003, consistent with the provisions of Statement of Financial Accounting Standards No. 123, our net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Net income (loss) as reported	$6,131	$2,280	$(530)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	352	86	244
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,610)	(924)	(557)

Net income (loss) pro forma	$2,873	$1,442	$(843)

Income (loss) per diluted share as reported	$0.35	$0.14	$(0.05)

Income (loss) per diluted share proforma	$0.16	$0.09	$(0.07)

The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

Revenues are primarily derived from the sale of IVD instruments, sales of consumable supplies and service contracts for IVD systems, as well as sales of sample processing instruments and related supplies. Revenue is recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing with a fixed and determinable sales price, b) customer credit worthiness has been established, and c) delivery of the product based on shipping terms. The majority of domestic IVD instrument sales generally require installation and training to be performed.

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

A portion of our revenues are derived from sale-type leases when we provide lease financing to certain customers that purchase its diagnostic instruments. Leases under these arrangements are classified as sales-type leases. These leases typically have terms of five years. Revenue from sales-type leases are recognized when collectibility of the minimum lease payments is reasonably predictable and no important uncertainties surround the amount of unreimbursable costs yet to be incurred by us as lessor under the lease. The minimum lease payments that accrue to our benefit as lessor are recorded as the gross investment in the lease. The difference between the gross investment in the lease and the sum of the present value of the minimum lease payments and unguaranteed residual value, accruing to our benefit as lessor, are recorded as unearned income.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Warranties

We recognize warranty expense, based on management’s estimate of expected cost, as an accrued liability at the time of sale. Warranty expenses amounted to $873,000, $550,000 and $405,000 for the years ended December 31, 2005, 2004 and 2003.

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

From time to time we receive grants from agencies of the US Government. We do not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

grants received, we retains ownership of any intellectual property that results from the research and development and the US Government receives a right to use the results of the research for government projects. We received costs reimbursements (government grants) of $1.6 million, $1.5 million and $0.9 million during the years ended December 31, 2005, 2004 and 2003.

Income Taxes

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

Marketing Costs

All costs related to marketing our products are expensed at the time the marketing takes place.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity. The carrying amount of our long-term liabilities also approximates fair value based on interest rates currently available to us for debt of similar terms and remaining maturities.

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

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we and other issuers

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will begin to expense equity awards using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on their respective grant dates. For periods before the required effective date for which financial statements have not yet been issued, we had the option to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required by Statement No. 123.

We adopted SFAS No. 123R effective January 1, 2006 and began to expense previously issued equity awards for which service has not been rendered on that date. As of December 31, 2005, existing employee stock options were fully vested; accordingly there was no expense for such options that would be recognized in year subsequent to 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for us on January 1, 2006. We do not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation with no change in the previously reported net income or shareholders’ equity.

Certain Risks and Uncertainties

Dependence on Instrument Sales: We derive most of our revenues from the sale of the urinalysis analyzers, and related supplies and services. Relatively modest declines in unit sales or gross margins could have a material adverse effect on our revenues and profits.

Certain of our components are obtained from outside vendors, and the loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to our customers. Furthermore certain key components of our instruments are manufactured by only one supplier. For example, ARKRAY is the single source supplier for our line of urine chemistry analyzers and related consumable products and spare parts. Roche Diagnostics is the sole source for our proprietary CHEMSTRIP/IRIStrip urine test strips and related urine test strip readers, both used in our legacy instruments, the Model 500 and 939UDx urinalysis workstations. Because these suppliers are the only vendors with which we have a relationship for a particular component, we may be unable to sell products if one of these suppliers becomes unwilling or unable to deliver components meeting our specifications. Our inability to sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition and results of operation.

Roche Diagnostics has exercised its right to terminate its agreements with us relating to the supply of test strips and related urine test strip readers. Roche will continue to supply test strips and replacement readers to our installed base of legacy workstations until 2009. The failure to successfully and timely complete the phase out of their strips and readers with the introduction of our iQ200 analyzers would have a material adverse affect on our instrument sales and the revenue growth for system consumables and service.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Acquisition

On June 2, 2005, we completed the acquisition of the assets (primarily technology and inventory) of the urinalysis business of Quidel Corporation. With this acquisition, we acquired significant core technology and know-how in urine chemistry strips, patents and trademarks, product designs, a strip manufacturing facility in Germany and a semi-automated urine chemistry analyzer that will enable us to offer a more complete product line internationally.

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

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the year ended December 31, 2005 and 2004 as if the acquisition described above had occurred at the beginning of each period presented:

	2005	2004
	(In thousands, except per share data)
Revenues	$63,210	$45,335
Net income	5,943	1,752
Net income per share – diluted	0.34	0.11

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

4. Inventories

Inventories consist of the following:

	At December 31,
	2005	2004
	(In thousands)
Finished goods	$2,800	$2,642
Work-in-process	337	664
Raw materials, parts and sub-assemblies	5,085	4,818

	8,222	8,124
Less non-current portion, net of reserves	(632)	(290)

Inventories – current portion	$7,590	$7,834

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Properties and Equipment

Property and equipment consist of the following:

	At December 31,
	2005	2004
	(In thousands)
Leasehold improvements	$2,010	$1,878
Furniture and fixtures	681	509
Machinery and equipment	6,457	4,863
Tooling, dies and molds	1,485	1,947
Rental units	242	300

	10,875	9,497
Less accumulated depreciation.	(6,799)	(5,617)

	$4,076	$3,880

Property and equipment includes $3,413,000 and $2,913,000 at December 31, 2005 and 2004, of fully depreciated assets that remain in service. Depreciation expense was $1,196,000, $936,000 and $658,000 in 2005, 2004 and 2003.

6. Sales-type Leases

The components of net investment in sales-type leases consist of the following:

	At December 31,
	2005	2004
	(In thousands)
Total minimum lease payments	$8,264	2,981
Less unearned income	(968)	(340)

Net investment in sales-type leases	7,296	2,641
Less current portion	(1,455)	(499)

	$5,841	2,142

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years: $1,455,000 in 2006, $1,556,000 in 2007, $1,626,000 in 2008, $1,675,000 in 2009 and $984,000 in 2010.

7. Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2005	2004
	(In thousands)
Accrued bonuses	$634	$777
Accrued commissions	584	338
Accrued payroll	496	476
Accrued vacation	554	539
Accrued professional fees	158	155
Accrued warranty	704	356
Accrued – other	1,058	757

	$4,188	$3,398

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the accrued warranty liability were as follows:

	At December 31,
	2005	2004
	(In thousands)
Balance – beginning of year	$356	$370
Additions for provisions during year	873	550
Reductions during year	(525)	(564)

Balance – end of year	$704	$356

8. Bank Line

In May 2004, we signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of December 31, 2005 and 2004, there were no borrowings under the new credit facility. We subject to certain financial covenants under the credit facility with the bank and as of December 31, 2005, we were in compliance with such covenants.

Prior to May 2004, we had an $8.0 million credit facility, which consisted of a $500,000 term loan, a $1.0 million term loan and a $6.5 million revolving line of credit. Borrowings under the line of credit were limited to a percentage of eligible receivables and inventory. In April 2004, all our then outstanding debt was repaid including interest with the net proceeds from the private placement described in Note 10.

9. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current: State	$49	$24	$—

Deferred:
Federal	2,722	914	(314)
State	644	581	(39)
Foreign	(240)	—	—

	3,366	1,495	(353)

	$3,415	$1,519	$(353)

Income taxes (benefit) have been based on the following components of pre-tax income (loss):

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Domestic	10,166	3,799	(833)
Foreign	(620)	—	—

	$9,546	$3,799	$(883)

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2005, 2004 and 2003 as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Tax provision (benefit) computed at Federal statutory rate	$3,246	$1,291	$(300)
State taxes, net of federal benefit	400	190	(44)
R&D tax credits	(455)	(341)	(416)
Expiration of Federal or State NOLs	49	62	598
Nondeductible expenses	504	166	17
Change in valuation allowance	—	341	(153)
Foreign branch losses	(240)	—	—
Other	(89)	(190)	(55)

	$3,415	$1,519	$(353)

At December 31, 2005, we had federal net operating loss carry forward of approximately $19.9 million, and state net operating loss carry forward of $4.4 million, which expire in fiscal years ending in 2006 through 2024.

The primary components of temporary differences, which give rise to our net deferred tax asset at December 31, 2005 and 2004, are as follows:

	At December 31,
	2005	2004
	(In thousands)
Depreciation and amortization	$550	$528
Allowance for doubtful accounts	116	139
Accrued liabilities	1,345	1,646
Deferred revenue-service contracts	(100)	270
Net operating loss carry forward	7,348	6,840
R&D tax credits	2,530	2,006
Valuation allowance	(1,781)	(1,781)
Other	21	(333)

	$10,029	$9,315

Realization of deferred tax assets associated with net operating losses (“NOL”) and tax credit carry forward is dependent upon our ability to generate sufficient taxable income prior to their expiration. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. However, we have established a valuation allowance for the R&D tax credits based on our estimate of future utilization. We will continue to review estimates of taxable income and will make adjustments to the valuation allowance, when necessary.

Also, should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, our NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Capital Stock

Private Placements

In April 2004, we sold 2,130,000 shares of our common stock in a private placement at a price of $5.85 per share (a 10% discount to market). In addition, the investors received five-year warrants to purchase 319,500 additional shares of common stock at an exercise price of $7.80 per share. In addition, the investment bank received five-year warrants to purchase 122,475 shares of common stock at an exercise price of $7.80 per share. The agreement required us to file a registration statement within 30 days of closing and to have the registration statement declared effective within 90 days of closing. In May 2004, we filed a registration statement, which was declared effective on May 21, 2004. We realized net proceeds (after deducting offering expense of $1.0 million) of approximately $11.5 million. We used approximately $5.5 million of the net proceeds to retire all our outstanding indebtedness.

Stock Issuances

During 1990, the IRIS Board of Directors adopted an Employee Stock Purchase Plan designed to allow our employees to buy its shares at 50% of the current market price, provided that the employee agrees to hold the shares purchased for a minimum of one year. The employee’s 50% portion of stock purchases under the plan may not exceed 15% of the employee’s total compensation during any year. The remaining 50% portion is recorded as deferred compensation and amortized over the vesting period. The shares purchased pursuant to this plan may not be transferred, except following the death of the employee or a change in control, for a period of one year following the date of purchase. During the period of the limitation on transfer, we have the option to repurchase the shares at the employee’s purchase price if the employee terminates employment with the Company either voluntarily or as a result of termination for cause. During 2005, 2004 and 2003, IRIS issued 120,000, 67,000 and 38,000 shares of common stock in this Plan and recorded deferred compensation in the amounts of $850,000, $224,000 and $70,000. On December 22, 2005 the Plan was amended by our Board of Directors, whereby effective January 1, 2006, our employees can purchase shares at 85% of the then current market price; all other aspects of the Plan remain the same.

Stock Option Plans and Employee Benefit Plans

As of December 31, 2005, we had three stock option plans under which we may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under these plans.

In October 2005, the Board of Directors approved a resolution whereby all employee options then outstanding were fully vested. In accordance with FIN 44 “Accounting for Certain Transactions Involving Stock Options”, we recorded a charge to earnings in the amount of $112,000 representing an estimate for employee turnover during the remaining vesting period.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under our three stock option plans as of December 31, 2005:

	Number of Option Shares
Plan	Authorized	Exercised	Outstanding	Available for Grant
	(In thousands)
1994 Plan	700	582	75	—
1997 Plan	600	536	64	—
1998 Plan	4,100	1,566	1,488	1,046

	5,400	2,684	1,627	1,046

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the above, as of December 31, 2005 there were stock options outstanding to purchase 90,000 shares of common stock that were issued under special inducement grants.

The Compensation Committee of the Board of Directors determines the exercise price of options. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over either three or four years and expire either five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Risk free interest rate	4.3%	3.6%	3.2%
Expected lives (years)	3	5	5
Expected volatility	40%	39%	44%
Expected dividend yield	—	—	—

The following table sets forth certain information relative to stock options during the three years ended December 31, 2005.

	Shares	Range	Weighted Average	Weighted Average Fair value at Grant Date
	(In thousands, except for per share)
Outstanding at December 31, 2002	2,676	$0.69 to $4.38	$1.73
Granted	1,004	$2.50 to $5.71	$3.82	$1.68
Exercised	(518)	$0.88 to $3.01	$1.38
Canceled or expired	(253)	$1.25 to $3.01	$2.32

Outstanding at December 31, 2003	2,909	$0.69 to $5.71	$2.46
Granted	528	$6.25 to $8.58	$7.73	$3.06
Exercised	(1,033)	$0.88 to $5.71	$1.77
Canceled or expired	(115)	$1.31 to $5.71	$3.05

Outstanding at December 31, 2004	2,289	$0.69 to $8.58	$3.97
Granted	288	$10.05 to $26.02	$11.63	$15.51
Exercised	(811)	$0.81 to $10.05	$3.03
Canceled or expired	(49)	$2.00 to $8.58	$5.18

Outstanding and exercisable at December 31, 2005, average life – 48 months	1,717		$6.89

In 1996, we adopted a 401(k) Plan. All employees are eligible to participate in the plan at the beginning of the first quarter following their start date. Although our contributions are discretionary, our current practice is to match $0.25 per $1 contributed by the employees up to 4% of the employees’ contributions. Effective January 1, 2006 we will match $0.50 per $1 contributed by the employees up to 6% of the employee’ contributions. Employees vest in amounts contributed by us immediately. We contributed $89,000, $83,000 and $73,000 to the plan for 2005, 2004 and 2003.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

At December 31, 2005, there were warrants outstanding to purchase 74,300 shares of common stock at $7.80 per share. These warrants are exercisable and will expire April 23, 2009. During the year ended December 31, 2005, no warrants were issued, cancelled or expired and warrants to purchase 328,784 shares were exercised and we received proceeds amounting to $1,010,000.

11. Commitments and Contingencies

Leases

We lease real property and equipment under agreements, which expire at various times over the next five years. Certain leases contain renewal options and generally require us to pay utilities, insurance, taxes and other operating expenses.

Future minimum rental payments required under capital and operating leases that have an initial term in excess of one year as of December 31, 2005, are as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ended December 31,
2006	$37	$1,095
2007	21	856
2008	18	856
2009	14	856
2010	—	752
Thereafter	—	987

	$90	$5,402

Rent expense under all operating leases during 2005, 2004 and 2003 was $822,000, $636,000 and $608,000.

Litigation

From time to time, we are party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We enter into indemnification provisions under (i) agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) agreements with investors. Under these provisions, we generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we have agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments we could be required to make under these

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

12. Earnings per Share

The computation of per share amounts for 2005, 2004 and 2003 is based on the average number of common shares outstanding for each period. Options and warrants to purchase 199,000, 805,000 and 3,891,000 shares of common stock were not considered in the computation of diluted EPS for 2005, 2004 and 2003, because their inclusion would have been antidilutive.

The following is a reconciliation of weighted average shares used in computing basic and diluted earnings per share:

	2005	2004	2003
	(In thousands)
Weighted average number of shares – basic	16,758	14,459	11,245
Effect of dilutive securities:
Options	887	926	—
Warrants	206	433	—

Weighed average number of shares – diluted	17,851	15,818	11,245

13. License

Sysmex Corporation developed several urine sediment analyzers under licenses (which expired in July 2004), from us using our technology. IRIS received royalties under these licenses of 0, $336,000 and $547,000 in 2005, 2004 and 2003.

14. Segments and Geographic Information

Our operations are organized on the basis of products and related services and under SFAS No. 131, we operate in two segments: (1) IVD and (2) sample processing.

The IVD segment designs, develops, manufactures, markets and distributes IVD systems based on patented and proprietary technology for automating microscopic procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, these products are sold through distributors. The segment also includes the operations of the ADIR research subsidiary.

The sample processing segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology and urinalysis. These products are sold worldwide through distributors.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. We evaluate the performance of our segments and allocate resources to them based on earnings before income taxes, excluding corporate charges (“Segment Profit”).

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present information about reported segments for the three years ended December 31, 2005:

	IVD	Sample Processing	Unallocated Corporate Expenses	Total
	(In thousands)

For the Year Ended December 31, 2005
Revenues	$53,250	$9,530	$—	$62,780
Interest income	600	7	—	607
Interest expense	10	—	5	15
Depreciation and amortization*	1,894	164	189	2,247
Other non-cash items	11	—	—	11
Segment profit (loss)	11,543	1,831	(3,828)	9,546
Segment assets	50,075	3,815	10,039	63,929
Investment in long-lived assets	12,196	508	—	12,704

For the Year Ended December 31, 2004
Revenues	35,307	8,343	—	43,650
Interest income	106	5	—	111
Interest expense	6	—	237	243
Depreciation and amortization*	1,729	90	56	1,875
Other non-cash items	538	—	—	538
Segment profit (loss)	5,658	1,945	(3,804)	3,799
Segment assets	35,769	3,052	9,315	48,136
Investment in long-lived assets	8,518	204	—	8,722

For the Year Ended December 31, 2003
Revenues	25,269	6,076	—	31,345
Interest income	38	1	—	39
Interest expense	8	—	343	351
Depreciation and amortization*	921	91	140	1,152
Other non-cash items	30	—	266	296
Segment profit (loss)	2,445	960	(4,288)	(883)
Segment assets	21,348	2,339	8,793	32,480
Investment in long-lived assets	7,524	129	—	7,653

*	Included in depreciation and amortization in the table above is amortization of deferred compensation in the amounts of $429,000 in 2005; $144,000 in 2004, and $142,000 in 2003.

We ship products from two locations in the United States. Substantially all long-lived assets were located in the United States and totaled $12.7 million and $8.7 million as of December 31, 2005 and 2004. Sales to international customers amounted to approximately $19.0 million in 2005, $8.0 million in 2004 and $4.1 million in 2003.

Long-lived assets include property and equipment, goodwill, software development costs, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets. Segment assets attributed to corporate unallocated expenses are deferred taxes.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Data (Unaudited)

The following table summarizes certain financial information by quarter:

	2005 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues	$13,964	$15,577	$16,002	$17,237
Gross profit	6,894	7,596	8,108	8,547
Net income	1,271	1,577	1,542	1,741
Net income per share – basic:	0.08	0.09	0.09	0.10

Net income per share – diluted:	0.07	0.09	0.09	0.10

	2004 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues	$9,375	$10,325	$11,764	$12,186
Gross profit	4,704	4,780	5,811	6,096
Net income	529	439	481	831
Net income per share – basic:	0.04	0.03	0.03	0.05

Net income per share – diluted:	0.04	0.03	0.03	0.05

16. Valuation and Qualifying Accounts

	Beginning Balance	Charged To Cost and Expenses	Additions Charged To Other Accounts	Deductions		Ending Balance
	(In thousands)

Year Ended December 31, 2005
Allowance for doubtful accounts	$208	$103	—	$(80	)(1)	$231
Allowance for sales returns	128		—	(71	)(1)	57
Reserve for inventory obsolescence	1,193	838	—	(1,142	)(1)	889
Valuation of deferred tax assets	1,781	—	—	—		1,781

Year Ended December 31, 2004
Allowance for doubtful accounts	$262	$24	—	$(78	)(1)	$208
Allowance for sales returns	50	237	—	(159	)(1)	128
Reserve for inventory obsolescence	959	304	—	(70	)(1)	1,193
Valuation of deferred tax assets	1,387	394	—	—		1,781

Year Ended December 31, 2003
Allowance for doubtful accounts	$298		$—	$(36	)(1)	$262
Allowance for sales returns	—	50	—	—		50
Reserve for inventory obsolescence	798	265	—	(104)		959
Valuation of deferred tax assets	1,472	484	—	(569	)(2)	1,387

(1)	Relates to the write-off of accounts receivable, return of merchandise, disposal of obsolete inventory or specific portion of the accounts receivable reserve or reserve for sales returns no longer needed.
(2)	Valuation adjustment relating to realization of deferred tax assets.