Form 10-K/A
period 2005-12-31
IRIS INTERNATIONAL INC
filed 2006-05-01
CIK 319240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

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

Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐                            Accelerated filer  ☒                            Non accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $284.8 million based upon the closing price of $17.80 per share of Common Stock as reported on the NASDAQ National Market on June 30, 2005. Solely for the purpose of determining “non-affiliates” in this context, shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes. The Registrant had 17,457,752 shares of Common Stock outstanding on April 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

STATEMENT REGARDING AMENDMENT NO. 1

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) is being filed for the purpose of amending and restating Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006 (the “Original Filing”). Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our directors and other executive officers as of April 28, 2006:

Name	Age	Position with the Company
Director:
Richard H. Williams	69	Chairman of the Board
Steven M. Besbeck	58	Director
Michael D, Matte	47	Director
Richard G. Nadeau, Ph.D.	70	Director
Cesar M. Garcia	53	Chief Executive Officer, President and Director
Thomas H. Adams, Ph.D.	63	Chief Technology Officer and Director
Stephen E. Wasserman	60	Director

Other Executive Officers:
Martin G. Paravato	64	Chief Financial Officer and Corporate Secretary
Bernard M. Alfano	45	Corporate Vice President and President of Iris Diagnostics Division
Robert A. Mello	52	Corporate Vice President and President of Iris Sample Processing
Kenneth R. Castleman	64	President of Advanced Digital Imaging Research, LLC
John U. Yi	45	Vice President, Operations

Directors

Richard H. Williams. Richard H. Williams was appointed a director in June 2003 and was elected Chairman of the Board in March 2004. Mr. Williams, an experienced businessman and entrepreneur, has served as a consultant to many emerging growth companies since 1980. In 1994, Mr. Williams became a director and helped structure, finance and take public InTime Systems International, a Nasdaq listed software company, selling human resource payroll products to Fortune 1000 companies. The company was sold to Aris Corporation in July 1998. In 1988, Mr. Williams purchased Restor Industries, a telecommunications service company, with a group of investors. Mr. Williams was appointed Chairman and Chief Executive Officer and, after several acquisitions, took Restor public. Previously, he was Chairman and Chief Executive Officer of several private companies, including an oil and gas exploration company and a telecommunications engineering service company in the U.S. and Taiwan. From 1970 to 1980, he was Vice President of a $100 million consumer product division of Pfizer Inc. Mr. Williams holds a B.S. in Business and Finance from New York University.

Steven M. Besbeck. Steven M. Besbeck has served as a director since 1990. He is Chairman, President and Chief Executive Officer of ASPYRA, Inc., (formerly Creative Computer Applications, Inc.) positions he has held since 1983, as well as one of its directors since 1980. ASPYRA, a publicly traded company (AMEX: APY), designs, develops, services and markets clinical and diagnostic information systems for laboratory, pharmacy and medical imaging applications in hospitals, clinics and other healthcare providers. Prior to that, Mr. Besbeck was a director, President and Chief Executive Officer of American Cytogenetics, Inc., a provider of specialty clinical laboratory services from 1975 through 1983. Mr. Besbeck holds a B.S. in Finance from California State University, Long Beach.

Michael D. Matte. Michael D. Matte was appointed a director in January 2004. He is currently an independent consultant. From 2001 until March 31, 2006, Mr. Matte served as Cyberguard Corporation’s Chief Financial Officer. From 1981 to 1992, he was employed by Price Waterhouse as a senior audit manager. From 1992 to 1998, he served as Chief Financial Officer for InTime Systems International, and from 1998 to 2001, he served as Chief Financial Officer for AmeriJet International. Mr. Matte is a Certified Public Accountant and holds a B.S. in Accounting from Florida State University.

Richard G. Nadeau, Ph.D. Richard G. Nadeau was appointed a director in January 1999. He is Founder and Chairman of Vistair Ventures, a company he founded in 1984 that funds small businesses during their seed phase primarily in the high technology fields. Concurrently, Dr. Nadeau held senior positions with various IVD equipment companies, including Chairman and Chief Executive Officer of Cytometrics, Inc., President and Chief Executive Officer of EM Diagnostic Systems, Inc., Senior Vice President and Chief Technical Officer of Technicon Instrument Corporation, President of the Diagnostics Division (North America) of Technicon Instrument Corporation, President of Ortho Diagnostics, Inc., a subsidiary of Johnson & Johnson, Inc., and Worldwide Marketing Manager for the Automatic Clinical Analysis Division of E.I. DuPont de Nemours & Co Cytometrics, Inc. was liquidated under Chapter 7 of the U.S. Bankruptcy Code in 2001. He currently serves on the Board of Directors for the Advanced Medical Technology Association. Dr. Nadeau is a former President of the National Committee for Clinical Laboratory Standards and former Board Member of the European Committee for Clinical Laboratory Standards. Dr. Nadeau is a Fellow in the National Academy of Clinical Biochemistry. He earned his B.S. in pre-Med and M.S. in Biochemistry at the University of New Hampshire and his Ph.D. in Biochemistry at West Virginia University.

Cesar M. Garcia. Cesar M. Garcia joined the company in January 2002 as Executive Vice President and was appointed President in June 2003 and Chief Executive Officer and a director in November 2003. Mr. Garcia has nearly 30 years of experience in medical device manufacturing. Prior to joining IRIS, Mr. Garcia was Sr. Vice President, Operations and Program Management for Cytometrics Inc., an early stage manufacturer of non-invasive, photonics-based medical devices. From 1994 to 1998, he was Vice President of Operations and Engineering at Datascope Corp., which manufactures medical devices for interventional cardiology, anesthesiology and critical care monitoring. From 1974 to 1994, Mr. García worked with Bayer assuming positions of increased responsibility including General Manager of Technicon Electronics Corp., a subsidiary of Bayer USA and Director of Worldwide Hematology Manufacturing and Cellular Diagnostics Research and Development. Mr. García earned his B.S. in Industrial Engineering (Cum Laude) at the University of Puerto Rico and received an Advanced Management Certificate from Pace University.

Thomas H. Adams, Ph.D. Dr. Adams was appointed a director on June 10, 2005. Upon the company’s acquisition of Leucadia Technologies on April 3, 2006, Dr. Adams became our Chief Technology Officer. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a medical-device company, from 1998 until our acquisition of Leucadia. In 1989 Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Before founding Gen-Probe, Dr. Adams has also held management positions at Technicon Instruments and the Hyland Division of Baxter Travenol, and served as a director of Biosite Diagnostics, Inc., a publicly held medical research firm, from 1989 to 1998 and as a director of Invitrogen, a publicly held company that develops, manufactures and markets research tools and products, from 2000 to 2002. Dr. Adams currently serves as a director of La Jolla Pharmaceutical Co., a publicly held company that develops and markets novel therapeutics for antibody-mediated autoimmune diseases, and the privately held companies Bio-Mems, XiFin, Inc. and Xenomics Inc. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside.

Stephen E. Wasserman. Mr. Wasserman was appointed a director in April 2006. Mr. Wasserman was most recently Group Vice President – Diagnostic Systems Products of Olympus America Inc., the U.S. business center for Tokyo-based Olympus Corporation, the developer of opto-digital based products for the consumer, medical and diagnostics markets. Mr. Wasserman, who joined Olympus in 1997, directed the North American operations for the Company’s global In Vitro Diagnostics product business based in Melville, N.Y. Prior to Olympus, from 1994 – 1997 Mr. Wasserman was Chief Financial Officer of Datascope Corp. and President, Patient Monitoring Division, a Montvale, N.J.-based $350 million manufacturer and distributor of medical devices. From 1989 – 1993, he served as Vice President of NY Blood Center, Inc., and General Manager of its Melville Biologics, Inc. division, a manufacturer, marketer and developer of biopharmaceutical products. Mr. Wasserman previously held key positions from 1981 – 1989 with Technicon Instruments Corp. (now Bayer Diagnostics) in Tarrytown, N.Y., serving as Vice President, General Manager, North America and Vice President and Controller. Mr. Wasserman is a Certified Public Accountant and received a BBA from City College of New York, Baruch School of Business.

All directors are elected to serve for a on-year term or until their successors are elected.

Other Executive Officers

Martin G. Paravato. Martin G. Paravato joined IRIS in January 2004 and is Chief Financial Officer and Corporate Secretary. Mr. Paravato has 29 years of experience in public accounting. From 1980 to 1996, he was a partner at BDO Seidman, LLP, an international accounting firm, where he specialized in servicing publicly held companies. From 2000 to 2003, Mr. Paravato was Chief Financial Officer of TDK Mediactive, a video game publisher. From 1996 to 2000, Mr. Paravato held senior financial positions with a publicly traded quick service food restaurant chain, an international courier package delivery company and a privately held telecommunications company. Mr. Paravato holds a B.S. in Accounting from California State University, Northridge and is a Certified Public Accountant and a member of the American Institute and California Societies of CPAs.

Bernard “Dino” M. Alfano. Bernard “Dino” M. Alfano joined IRIS in December 2001 and is Corporate Vice President and President of IRIS Diagnostics Division, a position he has held since July 1, 2005. Mr. Alfano served as Director of International Sales and Marketing from December 2001 until June 2003, when he was promoted to International Vice President. In September 2004, Mr. Alfano became Vice President of Global Sales and Service, where he was responsible for the international launch of our iQ200 product platform that led to increased market penetration and record sales, revenue and profit for our Diagnostics Division in 2004. Prior to December 2001, Mr. Alfano assisted the company with iQ200 market research and product branding as a consultant, and from January 2000 to June 2001, served as Vice President of Business and Product Development for Oxibio, Inc. Mr. Alfano has 19 years of experience in medical devices and diagnostics with companies such as Johnson & Johnson, C.R. Bard and Syntex.

John U. Yi. John Yi joined IRIS in September, 2003 and is the Corporate Vice President, Operations. Mr. Yi is responsible for all Manufacturing, Material Control, Purchasing, Supplier Quality, Parts Repair, Facilities and Operations Engineering. Prior to joining IRIS, Mr. Yi held the position of Vice President of Operations with Alcatel Corporation (formerly Xylan) from 1996 through 2002. John holds a Bachelor’s degree in Business Administration – Accounting from California State University in Hayward, California. He brings to IRIS an excellent track record in operations management, program management, engineering technical services and significant experience in high-growth, high revenue manufacturing companies.

Robert A. Mello. Robert A. Mello joined IRIS in April 2000 and is Corporate Vice President and President of the IRIS Sample Processing division. Mr. Mello has 27 years of experience in medical device manufacturing, service, marketing and engineering. From 1988 to April 2000, he was an executive with bioMerieux, which designs, manufactures and markets medical instruments and consumables for immunodiagnostic and microbiology laboratories worldwide. Most recently, Mr. Mello was bioMerieux’s Vice President of Operations at their facility in the Boston area. Before that, he was Vice President of Disposables Manufacturing at bioMerieux’s clinical microbiology facility. Prior to joining bioMerieux, he held senior management positions with Medical & Scientific Designs and Ortho Diagnostics Inc., a division of Johnson & Johnson. Mr. Mello holds degrees in both Electrical Engineering and Business Management and has global experience in the IVD market.

Kenneth R. Castleman. Kenneth R. Castleman founded Perceptive Systems, Inc. (PSI), the predecessor company to ADIR and currently serves as President of ADIR. PSI developed imaging instruments for cytogenetics, introducing many innovations into the field. When the Company acquired PSI in 1996, Dr. Castleman headed this newly created division, and in March 2000, he continued to head the research and development division of PSI, named Advanced Digital Imaging Systems, LLC, following the sale by the Company of substantially all of the other assets of PSI. From 1970 to 1985 he was a Senior Scientist at NASA’s Jet Propulsion Laboratory, where he developed digital imaging techniques for a variety of medical applications. During that period he was also a Lecturer at Caltech, and a Research Fellow at USC and at UCLA. He currently serves on advisory boards at the National Institutes of Health, The University of Texas, Carnegie-Mellon University, and the FBI. Dr. Castleman holds Bachelors, Masters, and Ph.D. degrees in electrical engineering from the University of Texas at Austin and is a member of the National Space Association’s Space Technology Hall of Fame.

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, our directors and officers and our significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) are required to file with the Securities and Exchange Commission and IRIS reports of ownership, and changes in ownership, of common stock. Based solely on a review of the reports received by us, we believe that, during the year ended December 31, 2005, all of our officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a), except for the following: (i) one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by each of Robert Mello and Kenneth Castleman; and (ii) an Initial Statement of Beneficial Ownership of Securities on Form 3 and two Statements of Changes in Beneficial Ownership on Form 4, were filed late by Bernard Alfano.

Code Of Ethical Conduct

We have adopted a Code of Ethical Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to our other employees and directors generally. A copy of our Code of Ethical Conduct will be made available to any person without charge upon written request to the Secretary of the Company, at our principal executive offices, 9172 Eton Avenue Chatsworth, California 91311.

Audit Committee Financial Expert

The Audit Committee, which currently consists of Mr. Besbeck, Mr. Matte and Mr. Wasserman held five meetings during 2005. The members of the Audit Committee are directors independent of management who are not officers or employees of the Company. The Board of Directors has determined that Steven M. Besbeck and Michael D. Matte are “audit committee financial experts” as defined in regulations issued by the Securities and Exchange Commission (“SEC”) pursuant to the Sarbanes-Oxley Act of 2002. The Committee reviews the scope and results of the year-end audit with management and the independent auditors, reviews and discusses the adequacy of the Company’s internal controls and recommends to the Board of Directors selection of independent auditors for the coming year. The Board of Directors has adopted a written charter for the Audit Committee.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, as to the Chief Executive Officer, and as to each of the other most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (the “Named Executive Officers”), information concerning all compensation paid for services to the Company in all capacities for each of the three years ended December 31 indicated below.

	Annual Compensation					Long-Term Compensation
Name and Principal Positions	Year(1)	Salary	Bonus	Other Annual Compensation(2)		Number of Shares Underlying Options	All Other Compensation(3)
Cesar M. Garcia President and Chief Executive Officer(4)	2005	$289,718	$144,304	$6000	(5)	0	$3,292	(6)
	2004	250,143	125,000	6,086	(5)	60,000	3,550	(6)
	2003	246,492	100,000	18,685	(7)	165,000	3,400	(6)

Martin G. Paravato Corporate Vice President, Chief Financial Officer and Secretary	2005	$214,018	$51,949	$18,480	(8)	0	$4,890	(9)
	2004	195,454	40,000	14,720	(8)	90,500	1,200	(9)

Bernard M. Alfano Corporate Vice President and President of Iris Diagnostics Division	2005	$162,794	$42,728	$19,977	(8)	50,000	$1,987	(10)
	2004	162,794	40,000	9,000	(8)	15,000	2,403	(10)
	2003	142,003	5,000	0		24,500	1,867	(10)

Robert A. Mello Corporate Vice President and President of StatSpin, Inc.	2005	$187,340	$59,850	$17,496	(8)	0	$2,997	(11)
	2004	182,078	50,000	0		26,500	2,968	(11)
	2003	191,039	30,000	0		40,000	2,900	(11)

Kenneth R. Castleman President of Advanced Digital Imaging Research, LLC	2005	$240,829	0	0		0	$2,179	(12)
	2004	200,962	0	0		0	2,866	(12)
	2003	185,648	0	0		5,000	2,700	(12)

(1)	Information is provided only for those years in which the individual served as an executive officer.
(2)	Other Annual Compensation consists of (a) the dollar value of the difference between the price paid for common stock purchased under the Company’s Employee Stock Purchase Plan and the fair market value of such shares on the date of purchase (“ESPP benefits”), (b) automobile allowances and (c) temporary housing allowances. It does not include the value of perquisites because the aggregate value of perquisites did not exceed the lesser of $50,000 or 10% of any named executive officer’s salary and bonus for the applicable years.
(3)	All Other Compensation consists of (a) premiums paid for term life insurance for the benefit of executive officers (“life insurance premiums”) and (b) matching contributions to the Company’s 401(k) plan for the benefit of executive officers (“401(k) matching contributions”).
(4)	Cesar Garcia was appointed President and Chief Operating Officer on June 12, 2003 and Chief Executive Officer on November 17, 2003. Prior to June 12, 2003, Mr. Garcia was an Executive Vice President.
(5)	Consists entirely of an automobile benefit.
(6)	Consists of $1,242, $1,500 and $1,400 for life insurance premiums plus $1,954, $2,050 and $2,000 in 401(k) matching contributions for 2005, 2004 and 2003.
(7)	Consists entirely of a housing allowance.
(8)	Consists entirely of ESPP benefits.
(9)	Consists of $1,200 and $3,564 for life insurance premiums plus $1,326 and $0 in 401(k) matching contributions for 2005 and 2004
(10)	Consists of $555 and $450 for life insurance premiums plus $1,848 and $1,417 in 401(k) matching contributions for 2004 and 2003.
(11)	Consists of $897, $1,071 and $900 for life insurance premiums plus $2,100, $2,541 and $2,000 in 401(k) matching contributions for 2005, 2004 and 2003.
(12)	Consists of $900, $856 and $844 for life insurance premiums plus $1,279, $2,541 and $1,856 in 401(k) matching contributions for 2005, 2004 and 2003.

Option Grants in Last Fiscal Year

The following table sets forth certain information regarding stock option grants during fiscal year 2005 to the Named Executive Officers.

	Number of Shares Underlying Options		Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Percentage Rates of Stock Price Appreciation Per Option Term(2)
Name						5%	10%
Bernard M. Alfano	33,901	(3)	17.4%	$16.96	5/23/10	$361,590	$916,340
	16,099	(3)	8.3%	14.80	8/01/10	149,834	379,708

(1)	Options covering an aggregate of 194,500 shares were granted to employees during fiscal 2005.
(2)	Based on the assumption that the market price of the underlying shares of common stock appreciate in value from the date of grant to the date of expiration at the annualized rates indicated. These rates are hypothetical rates mandated by the Securities and Exchange Commission, and the Company does not make any representations regarding future appreciation in the market price of the common stock.
(3)	Options are currently exercisable.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during fiscal 2005, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on The Nasdaq Stock Market on December 31, 2005 ($21.86 per share).

Name	Shares Acquired On Exercise	Value Realized	Number of Shares Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year End Exercisable/Unexercisable
Cesar M. Garcia	33,895	$752,130	296,105 / 0	$5,083,000 / $0
Martin G. Paravato	23,040	$270,720	67,460 / 0	$1,005,000 / $0
Bernard M. Alfano	16,000	$202,400	102,000 / 0	$1,114,000 / $0
Robert A. Mello	38,750	$638,738	128,750 / 0	$2,262,000 / $0
Kenneth R. Castleman	0	0	64,000 / 0	$1,269,000 / $0

Compensation of Directors

In 2005, we adhered to our existing policy of paying an annual cash retainer to non-employee directors. The Chairman of the Board is paid $60,000 per year and the other non-employee directors are paid $36,000 per year for normal, routine services as Board members. The non-employee directors also received a travel fee of $500 per day when attending Board meetings, which amount was increased to $1,000 effective April 1, 2005. Additional compensation in the amount of $10,000 was paid to the Chairman of the Audit and Corporate Governance Committee and additional compensation in the amount of $5,000 was paid to the Chairman of the Compensation and Nominating Committee. During 2005, Mr. Williams was paid $69,000, Mr. Besbeck was paid $40,000, Dr. Nadeau was paid $50,000, Dr. Adams was paid $18,065, and Mr. Matte was paid $39,000, for their services as directors during that year. The Company awarded Mr. Williams stock options to purchase 20,000 shares of common stock and each of the other non-employee directors were granted stock options to purchase 12,500 shares of common stock in 2005 plus an additional 2,500 share option for each committee that the director served as Chairman. Mr. Williams and Mr. Matte each received a $15,000 benefit from participation in the Company’s Employee Stock Purchase Plan. All directors were reimbursed for any expenses incurred by them related to attendance at meetings of the Board, or committees of the Board or our Annual Stockholders Meeting.

Employment Contracts, Termination of Employment and Change in Control Arrangements

The Company entered into an employment agreement dated November 17, 2003, with Cesar Garcia, the Company’s President and Chief Executive Officer. Pursuant to his employment agreement, Mr. Garcia initially received a salary of $250,000 per year, which amount was increased by the Board of Directors to $275,000 effective January 1, 2005 and $375,000 effective January 1, 2006. Upon execution of the employment agreement, Mr. Garcia was granted a stock option to purchase 150,000 shares of the Company’s Common Stock at an exercise price based on the then fair market value. The agreement provides for four (4) weeks vacation and the use of a Company automobile. The agreement also provides for 18 months’ severance if Mr. Garcia is terminated without cause.

The Company entered into an employment agreement with Martin G. Paravato, the Company’s Chief Financial Officer and Corporate Secretary, dated January 1, 2004. Pursuant to his employment agreement, Mr. Paravato initially received a salary of $200,000 per year, which amount was increased by the Board of Directors to $215,000 effective January 1, 2005 and $250,000 effective January 1, 2006. Upon execution of the employment agreement, Mr. Paravato was granted stock options to purchase 70,000 shares of the Company’s Common Stock at an exercise price based on the then fair market value. The agreement provides for four (4) weeks vacation. The agreement also provides for 12 months’ severance if Mr. Paravato is terminated without cause.

Compensation Committee Interlocks and Insider Participation.

During 2005, Richard H. Williams, Steven M. Besbeck, Thomas F. Kelley, Richard G. Nadeau and Thomas Adams served on the Compensation and Nominating Committee. Presently, Messrs. Williams, Matte and Nadeau serve on this committee. None of these Committee members were officers or employees of the Company during 2005, and were independent directors pursuant to applicable NASDAQ rules. During 2005, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation and Nominating Committee or Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2005 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,563,210	$5.50	1,045,937
Equity compensation plans not approved by security holders	154,301	$7.02	0

Total	1,717,511	$6.89	1,045,937

Material Features of Equity Compensation Plans not Approved by Stockholders

Equity compensation plans not approved by security holders are summarized as follows:

1997 Nonstatutory Stock Option Plan. The 1997 Nonstatutory Stock Option Plan was adopted by the Board of Directors in 1997, and authorizes the issuance of options to purchase up to 600,000 shares of the Company’s common stock. The 1997 Plan is administered by the Company’s Compensation and Nominating Committee.

During 2002, the Company issued inducement options to two individuals to purchase up to an aggregate of 290,000 shares of the Company’s common stock at an average exercise price of $2.51 per share, which stock options expire in January, 2008. At the time these options were granted, no additional shares were available for award under the 1998 Stock Option Plan. At December 31, 2005, inducement options to purchase 90,000 shares of common stock remain outstanding.

Beneficial Ownership Table

The following table presents information regarding the beneficial ownership of our common stock as of April 28, 2006 with respect to:

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors and nominees;

•	the Named Executive Officers; and

•	all of our directors and executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 28, 2006. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each person listed is care of the Company, at 9172 Eton Avenue, Chatsworth, California 91311.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Richard H. Williams	73,520	*
Steven M. Besbeck	117,500	*
Richard G. Nadeau	132,500	*
Cesar M. Garcia	311,105	1.75%
Michael D. Matte	32,906	*
Thomas H. Adams	300,430	1.72%
Stephen Wasserman	10,000	*
Martin G. Paravato	83,500	*
Bernard M. Alfano	107,903	*
John U. Yi	119,881	*
Robert A. Mello	153,492	*
Kenneth R. Castleman	66,440	*
AXA Financial Inc.(3)	1,100,237	6.30%
Directors and Executive Officers as a Group (12 persons)	1,509,177	8.17%

*	Less than 1%.
(1)	Includes options exercisable on or within 60 days of April 30, 2006 held by directors and executive officers as follows: Mr. Williams (66,000); Mr. Besbeck (117,500 shares), Dr. Nadeau (75,000 shares), Mr. Garcia (276,105 shares), Dr. Adams (28,055), Mr. Paravato (67,460 shares), Mr. Alfano (121,781 shares), Mr. Yi (63,322 shares), Mr. Mello (128,750 shares) and Dr. Castleman (64,000 shares).
(2)	Based on 17,457,752 shares of stock outstanding as of April 28, 2005.
(3)	The mailing address for AXA Financial Inc. is 1290 Avenue of the Americas, New York, New York 10104.

Item 13. Certain Relationships and Related Transactions

Except as disclosed elsewhere in this Report, no director, officer, or stockholder owning more than five percent of the issued shares of the Company, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party since the beginning of our last fiscal year, or which is presently proposed, except as follows.

On April 3, 2006, we acquired Leucadia Technologies, Inc. (“Leucadia”), a molecular diagnostics company, as a result of the merger of Leucadia with and into our wholly-owned subsidiary, IRIS Molecular Diagnostics, Inc. pursuant to the terms of a simultaneously executed Merger Agreement between us, Leucadia, IRIS Molecular Diagnostics, Inc., and Thomas H. Adams, Ph.D., the sole shareholder of Leucadia and a member of our Board of Directors (the “Merger Agreement”). In connection with the Merger, Dr. Adams received an aggregate of $3.1 million in cash and 272,375 shares of our common stock having a value of approximately $4.2 million, based on an assigned value of $15.42 per share. In addition, Dr. Adams may receive an aggregate earn-out payment of up to 108,950 shares of our common stock, having a value of approximately $1.68 million based on an assigned value of $15.42 per share in the event the acquired business reaches certain milestones set forth in the Merger Agreement. Twenty thousand shares of our common stock otherwise issuable to Dr. Adams in the merger will be held in escrow for one year for the purpose of reimbursing and compensating us for certain Leucadia balance sheet liabilities and any indemnification claims made pursuant to the Merger Agreement. We have also provided Dr. Adams with mandatory and piggyback registration rights with respect to his share consideration, including his pro rata portion of the earn-out shares, pursuant to a Registration Rights Agreement dated April 3, 2006. Such agreement requires us to file a registration statement on Form S-3 with respect to Dr. Adams’s share compensation received in the merger within 90 days of April 3, 2006. Dr. Adams has agreed to enter into a standstill agreement which will prohibit him from selling his shares for a period of six months from the closing date of the merger.

Item 14. Principal Accounting Fees and Services

The following table sets forth fees for services provided by BDO Seidman, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2005 and 2004:

	2005	2004
Audit Fees(1)	$426,308	$498,521
Audit-related fees(2)	21,500	32,239
Tax fees(3)	67,755	68,385
All other fees(4)	—	—

Total	$515,563	$599,145

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements and audit related services in connection with filing Registration Statements on Form S-3 and S-8.
(2)	During 2005 and 2004, we incurred fees for assurance services in connection with the audit of our 401 Plan.
(3)	Represents fees in connection with preparation of our federal and state tax returns.
(4)	During 2005 and 2004, we did not incur any other fees related to other services provided.

The Audit and Corporate Governance Committee administers the Company’s engagement of BDO Seidman, LLP and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit and Corporate Governance Committee considers whether the engagement could compromise the independence of BDO Seidman, LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent auditor to perform the services.

Our Audit and Corporate Governance Committee has determined that the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining BDO Seidman’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Generally, the Audit and Corporate Governance Committee approves in advance audit and non-audit services to be provided by BDO Seidman. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit and Corporate Governance Committee has delegated pre-approval authority to the Chairman of the Audit and Corporate Governance Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit and Corporate Governance Committee, provided that the Chairman reports such approvals to the Audit and Corporate Governance Committee at the next regularly scheduled meeting of the Audit and Corporate Governance Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-k

Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements, Consolidated Financial Statements, the reports thereon, and the notes thereto commencing on Page 30 of our Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description	Reference Document
2.1	Asset Purchase Agreement by and between by and between IRIS International, Inc., Blitz 05-047 GmbH, Quidel Corporation and Quidel Deutschland GmbH, dated April 26, 2005.***	(2)

3.1(a)	Certificate of Incorporation, as amended	(1)

3.1(b)	Certificate of Designations, Preferences and Rights of Series C Preferred	(3)

3.1(c)	Certificate of Ownership and Merger	(10)

3.2	Amended and Restated Bylaws	(10)

4.1	Specimen of Common Stock Certificate	(4)

4.2	Rights Agreement, dated as of January 21, 2000, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, with related exhibits.	(3)

4.3	Certificate of Designations, Preferences and Rights of Series C Preferred	(3)

4.4	Warrant Certificate dated March 14, 2001 issued to Digital Imaging Technologies, Inc. to purchase 853,040 shares of Common Stock	(11)

4.5	Warrant Certificate dated April 19, 2004, issued to Oppenheimer & Co. Inc. to purchase 122,475 shares of Common Stock	(13)

10.1(a)	Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 28, 2001.	(5)

10.1(b)	Amendment No. 1, dated October 17, 2005, to the Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 28, 2001.	(14)

10.1(c)	Lease for Property Located at 9158-9162 Eton Avenue, Chatsworth, California, dated October 17, 2005.	(14)

10.2(a)	1994 Stock Option Plan and forms of Stock Option Agreements	(6)†

10.2(b)	Certificate of Officer With Respect to Amendment of 1994 Stock Option Plan	(7)

10.2(c)	Employee Stock Purchase Plan	(14)†

10.2(d)	1997 Stock Option Plan and form of Stock Option Agreement	(8)†

10.2(e)	1998 Stock Option Plan and form of Stock Option Agreement	(9)†

10.3(a)	Change in Terms Agreement dated May 25, 2004 by and between the Company and California Bank & Trust	(13)

10.3(b)	Business Loan Agreement dated May 25, 2004 by and between the Company and California Bank & Trust	(13)

10.3(c)	Promissory Note dated May 25, 2004 by and between the Company and California Bank & Trust	(13)

10.3(d)	Commercial Security Agreements dated May 25, 2004 by and between the Company and California Bank & Trust	(13)

Exhibit Number	Description	Reference Document

10.3(e)	Landlord’s Consent dated February 7, 2002 by and between the Company, the Company’s Landlord and California Bank & Trust	(10)

10.3(f)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Company, Statspin, Inc (the Company’s affiliate) and California Bank & Trust	(10)

10.3(g)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Company, Advanced Digital Imaging Research, LLP (the Company’s affiliate) and California Bank & Trust	(10)

10.4	Employment Agreement dated January 5, 2004 by and between the Company and Martin G. Paravato	(11)†

10.5	Employment Agreement dated February 13, 2004 by and between the Company and Cesar M Garcia	(11)†

10.6	Stock Purchase Agreement, dated April 19, 2004, by and between the Company and the purchasers identified therein.	(12)

21	List of Subsidiaries	**

23	Consent of BDO Seidman, LLP	**

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer	*

31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer	*

32.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer	*

32.2	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer	*

*	Filed herewith
**	Previously filed
†	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
***	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Asset Purchase Agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

Exhibits followed by a number in parenthesis are incorporated by reference to the similarly numbered Company document cited below:

(1)	Current Report on Form 8-K dated August 13, 1987 and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
(2)	Current Report on Form 8-K dated June 3, 2005.
(3)	Current Report on Form 8-K dated January 26, 2000.
(4)	Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(5)	Annual Report on Form 10-K for the year ended December 31, 2001
(6)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on August 8, 1994 (File No. 33-82560).
(7)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 16, 1997 (File No. 333-31393).
(8)	Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 9, 1998 (File No. 333-65547).

(9)	Annual Report on Form 10-K for the year ended December 31, 1999
(10)	Annual Report on Form 10-K for the year ended December 31, 2002
(11)	Annual Report on Form 10-K for the year ended December 31, 2003
(12)	Current Report on Form 8-K dated April 22, 2004
(13)	Annual Report on Form 10-K for the year ended December 31, 2004
(14)	Current Report on Form 8-K dated November 14, 2005

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on April 28, 2006.

IRIS INTERNATIONAL, INC.

/s/ CESAR M. GARCÍA
Cesar M. García,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CESAR M. GARCÍA Cesar M. García	President and Chief Executive Officer (Principal Executive Officer)	April 28, 2006

/s/ MARTIN G. PARAVATO Martin G. Paravato	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 28, 2006

/s/ RICHARD H. WILLIAMS Richard H. Williams	Chairman of the Board	April 28, 2006

/s/ THOMAS ADAMS Thomas Adams	Director	April 28, 2006

/s/ STEVEN M. BESBECK Steven M. Besbeck	Director	April 28, 2006

/s/ MICHAEL D. MATTE Michael D. Matte	Director	April 28, 2006

Richard G. Nadeau	Director	April 28, 2006

Stephen Wasserman	Director	April 28, 2006