Form 10-Q
period 2006-03-31
IRIS INTERNATIONAL INC
filed 2006-05-10
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The registrant had 17,501,521 shares of common stock issued and outstanding as of May 5, 2006.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,431	19,145
Accounts receivable, net of allowance for doubtful accounts and sales returns of $283 and $288	11,331	11,874
Inventories, net	9,277	7,590
Prepaid expenses and other current assets	1,430	1,132
Investment in sales-type leases	1,799	1,455
Deferred tax asset	2,457	2,792

Total current assets	44,725	43,988
Property and equipment, at cost, net	4,460	4,076
Goodwill	189	189
Software development costs, net	1,433	1,570
Deferred tax asset	7,237	7,237
Inventories – long term portion	632	632
Investment in sales-type leases	6,440	5,841
Other assets	421	396

Total assets	$65,537	$63,929

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,752	$4,464
Accrued expenses	3,293	4,188
Deferred service contract revenue	1,520	1,457

Total current liabilities	8,565	10,109
Deferred service contract revenue, long term	25	51

Total liabilities	8,590	10,160
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value – authorized: 50 million shares; issued and outstanding: 17,498 shares and 17,222 shares	175	172
Additional paid-in capital	73,023	70,856
Unearned compensation	(1,196)	(546)
Accumulated deficit	(15,055)	(16,713)

Total shareholders’ equity	56,947	53,769

Total liabilities and shareholders’ equity	$65,537	$63,929

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except per share amounts)

	For the three months ended March 31,
	2006	2005
Sales of IVD instruments	$5,915	$5,939
Sales of IVD consumables and service	7,259	5,699
Sales of Sample Processing instruments and supplies	2,941	2,326

Net revenues	16,115	13,964

Cost of goods - IVD instruments	3,150	3,593
Cost of goods - IVD consumables and service	3,134	2,315
Cost of goods - Sample Processing instruments and supplies	1,540	1,162

Cost of goods sold	7,824	7,070

Gross margin	8,291	6,894

Marketing and selling expenses	2,322	2,391
General and administrative expenses	2,115	1,394
Research and development, net	1,488	1,083

Total operating expenses	5,925	4,868

Operating income	2,366	2,026
Other income (expense):
Interest income	263	53
Interest expense	(1)	(5)
Other income	3	44

Income before income taxes	2,631	2,118
Provision for income taxes	973	847

Net income	$1,658	$1,271

Basic net income per share	$0.10	$0.08

Diluted net income per share	$0.09	$0.07

Basic - average shares outstanding	17,409	16,218

Diluted – average shares outstanding	18,300	17,294

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the three months ended March, 31
	2006	2005
Cash flows from operating activities:
Net income	$1,658	$1,271
Adjustments to reconcile net income to net cash used in operating activities :
Deferred taxes, net	972	847
Depreciation and amortization	474	492
Common stock and stock option compensation	237	79
Gain on sale of investment	—	(43)
Changes in operating assets and liabilities:
Accounts receivable	543	(1,443)
Deferred service contract revenue	37	102
Inventories, net	(1,687)	623
Prepaid expenses and other current assets	(298)	(66)
Sales-type leases	(943)	—
Other assets	(25)	(702)
Accounts payable	(712)	(970)
Accrued expenses	(895)	(728)

Net cash used in operating activities	(639)	(538)

Cash flows from investing activities:
Acquisition of property and equipment	(721)	(314)
Sale of investments held for sale	—	102

Net cash used in investing activities	(721)	(212)

Cash flows from financing activities:
Issuance of common stock for cash	646	1,349
Payments of capital lease obligations	—	(10)

Net cash provided by financing activities	646	1,339

Net increase (decrease) in cash and cash equivalents	(714)	589
Cash and cash equivalents at beginning of period	19,145	12,839

Cash and cash equivalents at end of period	$18,431	$13,428

Supplemental schedule of non-cash financing activities:
Issuance of common stock and common stock warrants for services	$858	$228
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$17
Cash paid for interest	$1	$—

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited – in thousands)

	For the three months ended March 31,
	2006	2005
Net income	$1,658	$1,271
Unrealized loss on investments, net of taxes	—	(11)

Comprehensive income	$1,658	$1,260

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

IRIS International, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware under the name of International Remote Imaging Systems, Inc. We changed our name to IRIS International, Inc. in December 2003. We design, develop, manufacture and market in vitro diagnostic (“IVD”) equipment and related consumables, including IVD imaging systems based on patented and proprietary automated intelligent microscopy (“AIM”) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of March 31, 2006 is adequate.

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

Software Development Costs

We capitalize certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet our design specifications are completed, and conclude capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. We had no capitalized software development costs but recorded amortization expense of $137,000 and $170,000 during the three months ended March 31, 2006 and 2005.

Long-Lived Assets

We will identify and record impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. There were no impairments during the quarter March 31, 2006 and 2005.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A portion of our revenues are derived from sale-type leases when we provide lease financing to certain customers that purchase our diagnostic instruments. Leases under these arrangements are classified as sales-type leases. These leases typically have terms of five years. Revenue from sales-type leases are recognized when collectibility of the minimum lease payments is reasonably predictable and no important uncertainties surround the amount of unreimbursable costs yet to be incurred by us as lessor under the lease. The minimum lease payments that accrue to our benefit as lessor are recorded as the gross investment in the lease. The difference between the gross investment in the lease and the sum of the present value of the minimum lease payments and unguaranteed residual value, accruing to our benefit as lessor, are recorded as unearned income.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to twenty-four months. Currently, substantially all service contracts are for twelve months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Warranties

We recognize warranty expense, based on management’s estimate of expected cost, as an accrued liability at the time of sale. Warranty expenses amounted to $201,000 and $174,000 for the three months ended March 31, 2006 and 2005.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From time to time we receive grants from agencies of the US Government. We do not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, we retain ownership of any intellectual property that results from the research and development and the US Government receives a right to use the results of the research for government projects. We received costs reimbursements (government grants) of $477,000 and $405,000 during the three months ended March 31, 2006 and 2005.

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

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants or the converted method for convertible preferred stock. Common stock equivalents (526,854 options) are excluded from the computation when their effect is antidilutive.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we began to expense equity awards

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on their respective grant dates. For periods before the required effective date for which financial statements have not yet been issued, we had the option to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required by Statement No. 123.

We adopted SFAS No. 123R effective January 1, 2006 and were required to expense previously issued equity awards for which service has not been rendered on that date. However, as of December 31, 2005, existing employee stock options were fully vested; accordingly there was no expense for such options that would be recognized in years subsequent to 2005.

New Accounting Pronouncement

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective for us on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

Certain Risks and Uncertainties

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Stock Option Plans

Summary of Stock Based Compensation Plans

As of March 31, 2006, the Company has three stock option plans under which we may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under these plans. The source of share unit conversions is from authorized newly issued shares. In addition to the above, as of March 31, 2006 there were stock options outstanding to purchase 75,000 shares of common stock that were issued under special inducement grants (“SIG”).

During the three months ended March 31, 2006, we incurred approximately $239,000 of stock based compensation relating to employee stock options and stock purchases. We anticipate that during future quarters during 2006 we will incur similar expenses of approximately $325,000 per quarter.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under our three stock option plans and SIG as of March 31, 2006:

(In thousands)	Number of Option Shares
Plan	Authorized	Exercised	Outstanding	Available for Grant
1994 Plan	700	596	61	—
1997 Plan	600	545	55	—
1998 Plan	4,100	1,686	1,585	828
SIG	130	55	75	—

	5,530	2,882	1,776	828

The Compensation Committee of the Board of Directors determines the exercise price of options. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over either three or four years and expire either five or ten years from the date of grant. The exercise price for such options ranges from $0.69 to $22.95 per share.

Assumptions

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter Ended	For the Year Ended December 31,
(In thousands)	March 31, 2006	2005	2004	2003
Risk free interest rate	4.7%	4.3%	3.6%	3.2%
Expected lives (years)	3	3	5	5
Expected volatility	41%	40%	39%	44%
Expected dividend yield	—	—	—	—

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The expected terms of the stock options are based on the average vesting period on a basis consistent with the historical experience for similar option grants. The risk-free rate is consistent with the expected terms of the stock options and based on the U.S. Treasury yield curve in effect at the time of grant.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity

As summary of option activities under the stock option plans during the three months ended March 31, 2006 is presented as follows:

(In thousands, except for per share)

Stock Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,717	$6.89	4.18 yrs.	$25,718
Granted	219	$22.65
Exercised	(159)	$3.83
Canceled or Expired	(1)	$8.58

Outstanding at March 31, 2006	1,776	$9.09	3.93 yrs.	$11,608

Exercisable at March 31, 2006	1,567	$7.28	3.80 yrs.	$13,122

Cash received from options exercised during the three months ended March 31, 2006 amounted to $620,000. There were options to purchase 219,000 share of common stock granted during the three months ended March 31, 2006 under the 1998 Stock Option Plan.

A summary of the status of the Company’s non-vested stock options during the three months ended March 31, 2006 is presented below:

Non-vested Options	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2006	—
Granted	209	$22.74
Exercised	—	—
Forfeited or expired	—	—

Non-vested at March 31, 2006	209	$22.74

As of March 31, 2006, there was approximately $1,518,000 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the stock option plans. That cost is expected to be recognized during the weighted average period of 4.0 years. The share-based compensation will be amortized based on the straight line method over the vesting period.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If compensation expense for the stock options had been determined using “fair value” at the grant date for awards during 2005, consistent with the provisions of SFAS No. 123R, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	For the three months ended March 31
(in thousands, except per-share data)	2006	2005
Net income as reported	$1,658	$1,271
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	151	47
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(151)	(213)

Net income pro forma	$1,658	$1,105

Income per diluted share as reported	$0.09	$0.07

Income per diluted share pro forma	$0.09	$0.06

The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

4.	Acquisitions

On April 3, 2006 we acquired the assets (primarily technology) of Leucadia Technologies, Inc., a molecular diagnostics company, for $10.1 million. With this acquisition, we acquired significant core technology and know-how. Pursuant to the acquisition agreement, the acquisition includes a cash payment of $3.1 million and approximately $7 million in IRIS Common Stock, $2 million of which is based on earn-out consideration.

Leucadia is a development stage company focused on in vitro diagnostic products based on two platform technologies. The acquisition of Leucadia will be folded into a new IRIS Molecular Diagnostics (IMD) subsidiary. The acquisition under the purchase accounting method, has the purchase price allocated on a preliminary basis, subject to adjustment, to the fair value of the assets acquired.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2006	December 31, 2005
Finished goods	$2,998	2,800
Work-in-process	292	337
Raw materials, parts and sub-assemblies	6,619	5,085

	9,909	8,222
Less non-current portion	(632)	(632)

Inventories – current portion	$9,277	7,590

6.	Bank Loan Agreement

In May 2004, we signed a new credit facility with a major bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of March 31, 2006, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of March 31, 2006, we were in compliance with such covenants. On March 31, 2006, the Bank granted us a waiver to complete the acquisition of Leucadia described in Note 4.

7.	Income Taxes

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

8.	Capital Stock - Warrants

At March 31, 2006, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We enter into indemnification provisions under agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords. Under such provisions we generally indemnify and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we agree to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no recorded liabilities for these agreements as of March 31, 2006.

10.	Segment and Geographic Information

Our continuing operations are organized on the basis of products and related services, and under SFAS No. 131, we operate in two segments: (1) IVD instruments and (2) sample processing instruments and related supplies.

The IVD instrument segment designs, develops, manufactures, markets and distributes IVD systems based on patented and proprietary AIM technology for automating microscopic and chemistry procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, products are sold through distributors.

Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consist of centrifuge systems, DNA processing workstations and blood analysis products. These products are sold worldwide through distributors.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about reported segments (in thousands):

(in thousands)	IVD Instruments	Sample Processing	Unallocated Corporate Expenses		Total
For the three months ended March 31, 2006
Revenues	$13,174	$2,941	$		$16,115
Interest income	261	2			263
Interest expense	1				1
Depreciation and amortization*	564	53		64	681
Segment pre tax profit	3,052	650		(1,071)	2,631
Segment assets	41,777	14,065		9,695	65,537
Investment in long-lived assets	13,073	502			13,575
For the three months ended March 31, 2005
Revenues	$11,638	$2,326		$—	$13,964
Interest income	51	2		—	53
Interest expense	2	—		3	5
Depreciation and amortization*	490	59		22	571
Segment pre tax profit	2,371	509		(762)	2,118
Segment assets	37,624	3,119		8,474	49,217
Investment in long-lived assets	9,099	230			9,329

*	Included in depreciation and amortization above is amortization of deferred compensation in the amounts $207,000 and $79,000 for the three months ended March 31, 2006 and 2005.

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States. Sales to international customers amounted to approximately $4.2 million and $3.8 million during the three months ended March 31, 2006 and 2005. Long-lived assets include property and equipment, goodwill, software development costs, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of two segments. Our largest segment, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis and Advanced Digital Imaging and Research LLC (ADIR) assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition. Our other segment Sample Processing markets small centrifuges and other processing equipment and accessories for rapid specimen processing,

We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy analyzers manufactured by us and urine chemistry analyzers purchased from a Japanese manufacturer. We sell the urine microscopy analyzers worldwide and fully automated urine chemistry analyzers domestically. In addition, we expect to initiate sales of our new semi-automated chemistry analyzer, the iChem 100 in the second quarter of 2006. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranties. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue will continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales are direct to the customer through our sales force, whereas international IVD sales, with the exception of France, are through independent distributors. Sales in France are direct to end use customers. International IVD sales represented 26% of consolidated revenues during the three months ended March 31, 2006 as compared to 30% during fiscal 2005 and 18% in fiscal 2004. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since international IVD sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we do not incur sales and marketing costs for such sales. Our Sample Processing products are sold worldwide through distributors.

Effective January 1, 2006 we implemented the provisions of SFAS No. 123R, “Share-Based Payment,” that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we began to expense equity awards using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on their respective grant dates.

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

On April 3, 2006 we acquired the assets (primarily technology) of Leucadia Technologies, Inc., a molecular diagnostics company, for $10.1 million. With this acquisition, we acquired significant core technology, intellectual property and know-how. Pursuant to the acquisition agreement, the acquisition includes a cash payment of $3.1 million and approximately $7 million in IRIS Common Stock, $2 million of which is based on earn-out consideration. Leucadia is a development stage company focused on in vitro diagnostic products based on two platform technologies in molecular technologies. The acquisition of Leucadia will be folded into a new Iris Molecular Diagnostics (IMD) subsidiary

We make significant investments in research and development for new products and enhancements to existing products. We internally fund research and development programs, and through ADIR, we also receive government grants to fund various research activities.

The following table summarizes product technology expenditures for the periods indicated:

	For the three months ended March 31,
(in thousands)	2006	2005
Total product technology expenditures	$1,965	$1,488
Less: amounts reimbursed through grants for government sponsored research and development	(477)	(405)

Research and development expense as reported in the consolidated statements of operations	$1,488	$1,083

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements included in this Form 10–Q describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We regularly discuss with our audit committee the basis of our estimates. Actual results may differ from these estimates and such differences may be material.

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

	Three months ended March 31,
	2006		2005
Revenues
IVD instruments	$5,915	37%	$5,939	42%
IVD consumables and service	7,259	45%	5,699	41%
Sample Processing instruments and supplies	2,941	18%	2,326	17%

Total revenues	16,115	100%	13,964	100%

Cost of Goods Sold
IVD instruments	3,150	53%	3,593	60%
IVD consumable and supplies	3,134	43%	2,315	41%
Sample Processing instruments and supplies	1,540	52%	1,162	50%

Total costs	7,824	49%	7,070	51%

Gross margin	8,291	51%	6,894	49%

Operating expenses
Marketing and selling	2,322	14%	2,391	17%
General and administrative	2,115	13%	1,394	10%
Research and development, net	1,488	9%	1,083	8%

Total operating expenses	5,925	37%	4,868	35%

Operating income	2,366	15%	2,026	14%

Net income	$1,658	10%	1,271	9%

Comparison of the three months ended March 31, 2006 to 2005

Net revenues for the three months ended March 31, 2006 increased 15% over the prior year quarter. Revenues from the IVD urinalysis segment totaled $13.2 million in the current quarter, up from $11.6 million in the prior year quarter. Sales of IVD instruments remained at $5.9 million as compared to the prior year quarter. The constant instrument sales is due to unit sales of 101 iQ200 analyzers and systems during the current quarter as compared to unit sales of 100 iQ200 analyzers and systems during the prior year quarter. Sales of IVD consumables and service increased to $7.3 million from $5.7 million in the prior year quarter, an increase of $1.6 million or 27%, primarily due to the larger installed base of instruments. Revenues from the Sample Processing segment increased to $2.9 million from $2.3 million, or 26%. This increase is primarily due to increased unit sales of centrifuges and DNA processing workstations.

Consolidated gross profit margins improved to 51% of revenues as compared to 49% during the prior year quarter. IVD instruments margins improved to 47% as compared to 40% for the prior year quarter. The improvement was attributable to reduced material costs through the change in vendors for improved quality at lower costs, and negotiated lower prices with existing vendors. Margins on IVD consumables and service decreased to 57% of related revenues as compared to 59% during the prior year quarter, primarily as a result of higher sales to international independent distributors at lower margins than domestic sales and the impact of the chemistry strip manufacturing operation in Germany acquired last year which is currently operating below capacity and generated a negative profit margin of approximately $200,000. Margins on our Sample Processing instruments and supplies decreased to 48% during the current quarter from 50% due to customer mix.

Marketing and selling expenses decreased 3% to $2.3 million for the three months ended March 31, 2006 as compared to $2.4 million in the prior year quarter. As a percentage of sales such expenses during the current quarter were 14% of revenues compared to 17% during the prior year quarter. The decrease relates to fewer shows and promotional expenses in the current quarter compared to the prior year quarter. Outside services decreased by $41,000 due to the completion of market research study in the prior year.

General and administrative expenses increased in the quarter to $2.1 million from $1.4 million in the prior year quarter. The increase in general and administrative expense was comprised primarily of $398,000 in additional compensation expenses for additional personnel and pay-rate increases, approximately $100,000 in additional stock based compensation expense and $119,000 in additional recruiting costs. As a percentage of sales, general and administrative expenses were 13% during the current quarter as compared to 10% for the prior year quarter.

Net research and development expense increased to $1.5 million for the three months ended March 31, 2006 as compared to $1.1 million for the prior year quarter, a 37% increase. This includes an increase in payroll and related costs of $370,000 to support expansion of current and new research and development projects. Research and development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $477,000 and $405,000 during the three months ended March 31, 2006 and 2005. We expect to continue investing in research and development activities during the remainder of 2006 but at a higher rate than the current quarter. For fiscal 2006, we expect research and development expense to increase to approximately 13% of revenues as a result of our recent acquisition of Leucadia Technologies, as described in Note 4 to the financial statements.

Interest income during the quarter amounted to $263,000, an increase of $210,000 over the prior year quarter and relates primarily to our continued investment of excess funds during the quarter plus interest received on sales-type equipment leases.

During the first quarter of 2006 the income tax provision amounted to $973,000 as compared to $847,000 during the prior year quarter. As a percentage of pre-tax income, the provision for income taxes was 37% and 40% for the three months ended March 31, 2006 and 2005. The reduction results from increased R&D credits realized during the current quarter. The tax provision continues to be a non-cash item, since we have significant deferred tax assets relating to tax loss carryforwards.

Off-Balance Sheet Arrangements

At March 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD urinalysis systems and the sales of consumables and service for these systems as well as the sale of Sample Processing instruments and supplies. During the first three months of 2006, our cash and cash equivalents decreased $714,000 to $18.4 million.

On April 3, 2006 we acquired the assets (primarily technology) of Leucadia Technologies, Inc., a molecular diagnostics company, for $10.1 million. With this acquisition, we acquired significant core technology, intellectual property and know-how. Pursuant to the acquisition agreement, the acquisition includes a cash payment of $3.1 million and approximately $7.0 million in IRIS Common Stock, $2.0 million of which is based on earn-out consideration.

Operating Cash Flows. Cash used in operations for the current year three-month period amounted to $639,000 compared to $538,000 in the prior year. Cash provided by operations for the three months included net income in the current year of $1.7 million, a reduction in receivables of $543,000, non-cash items consisting of deferred taxes of $982,000 and depreciation and amortization of $474,000. These sources of cash were offset by increases in inventories of $1.7 million due to anticipated demand for our products and $943,000 in additional sales-type leases financed internally.

The relationship of receivables to revenues has improved to 67 days sales in accounts receivable as compared to 69 days sales in accounts receivable at the beginning of the year. Inventories increased $1.7 million since the beginning of the year with the number of days sales in inventory increased to 107 days at the end of the first three months as compared to 86 days at the end of 2005. As mentioned above, the increase is due to anticipated demand.

Investing Activities. Cash used in investing activities totaled $721,000 during the three months ended March 31, 2006 compared to $212,000 in 2005, primarily for additions to property and equipment. During the current year quarter, we expanded our customer training facility in Chatsworth, California and added diagnostic consumable manufacturing capabilities at our Sample Processing facility in Massachusetts.

Financing Activities. For the three months ended March 31, 2006, financing activities provided $646,000 from the issuances of our common stock for option exercises. During the prior year quarter we received $1.3 million for similar issuances of our common shares.

We currently have a credit facility with a major bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit available for acquisitions and product opportunities. Borrowings under the revolving line of credit are based on a percentage of eligible receivables and inventory. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of March 31, 2006, there were no borrowings under the new credit facility, however we are subject to certain financial covenants under the credit facility with the bank and as of March 31, 2006, we were in compliance with such covenants.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations. However additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available, on terms acceptable to us.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for us on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial statements.

Inflation

We do not foresee any material impact on our operations from inflation.

Healthcare Reform Policies

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other first-party payors could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our business.

RISK FACTORS

Cautionary Statements and Risk Factors

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

Set forth below are additional significant uncertainties and other factors affecting forward-looking statements. The readers should understand that the uncertainties and other factors identified in this Quarterly Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

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

Patents. Our commercial success depends in part on our ability to protect and maintain our Automated Intelligent Microscopy (or AIM) and other proprietary technology. We have received patents with respect to our technologies. However, ownership of technology patents may not insulate us from potentially damaging competition. Patent litigation relating to clinical laboratory instrumentation patents (like the ones we own) often involves complex legal and factual questions. Therefore, we can make no assurance that claims under patents currently held by us, or our pending or future patent applications, will be sufficiently broad to adequately protect what we believe to be our proprietary rights. Additionally, one or more of our patents could be circumvented by a competitor. We believe that our proprietary rights do not infringe upon the proprietary rights of third parties. However, third parties may assert infringement claims against us in the future. If we are unsuccessful in our defense against any infringement claim our patents, or patents in which we have licensed rights, may be held invalid and unenforceable.

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

As of March 31, 2006, we have deferred tax assets of approximately $9.7 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. Although the Company believes that the deferred tax asset is recoverable, there is no assurance that we will be able to generate taxable income in the years that the differences reverse. Also, if we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

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

Products for Iris Diagnostics and Sample Processing are manufactured in a single facility for each division, except for our IVD consumables. Our manufacturing facilities are vulnerable to interruption in the event of war, terrorism, fire, earthquake, power loss, floods, telecommunications failure and other events beyond our control. If our facilities were significantly damaged or destroyed by any cause, we would experience delays in locating a new facility and equipment and qualifying the new facility with the FDA. Our results would suffer. In addition, we may not carry adequate business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could be substantial.

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

Our business is exposed to various market risks relating to fluctuations in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We had no debt at March 31, 2006.

Interest Rates

At March 31, 2006, we did not have any outstanding indebtedness subject to interest rate fluctuations. All of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

Foreign Currencies

We are subject to some currency risk on purchases of products from a Japanese manufacturer. Our purchases of products from our Japanese supplier are negotiated annually and may be affected by changing foreign currency rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

PART II

OTHER INFORMATION

Item 1A.

Risk Factors

A restated description of the risk factors associated with our business is included under “Cautionary Statements and Risk Factors” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in Item 2 of Part I of this report. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our 2005 Annual Report on Form 10-K and is incorporated herein by reference.

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

Date: May 9, 2006

IRIS INTERNATIONAL, INC.

By:	/s/ Martin G. Paravato
Martin G. Paravato Chief Financial Officer