Form 10-Q
period 2006-06-30
IRIS INTERNATIONAL INC
filed 2006-08-09
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2006

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

The registrant had 17,902,770 shares of common stock issued and outstanding as of August 7, 2006.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,461	$19,145
Accounts receivable, net of allowance for doubtful accounts and sales returns of $515 and $288	10,937	11,874
Inventories, net	9,834	7,590
Prepaid expenses and other current assets	944	1,132
Investment in sales-type leases	1,829	1,455
Deferred tax asset	2,792	2,792

Total current assets	42,797	43,988
Property and equipment, at cost, net	5,224	4,076
Goodwill	2,420	189
Core technology, net	1,768	—
Software development costs, net	1,296	1,570
Deferred tax asset	5,916	7,237
Inventories – long term portion	556	632
Investment in sales-type leases	6,500	5,841
Other assets	394	396

Total assets	$66,871	$63,929

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,948	$4,464
Accrued expenses	4,159	4,188
Deferred service contract revenue	1,304	1,457

Total current liabilities	8,411	10,109
Deferred service contract revenue, long term	25	51

Total liabilities	8,436	10,160
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value – authorized: 50 million shares; issued and outstanding: 17,892 shares and 17,222 shares	179	172
Additional paid-in capital	77,781	70,310
Accumulated deficit	(19,525)	(16,713)

Total shareholders’ equity	58,435	53,769

Total liabilities and shareholders’ equity	$68,871	$63,929

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the three months ended June 30,
	2006	2005
Sales of IVD instruments	$6,038	$7,479
Sales of IVD consumables and service	7,745	5,887
Sales of sample processing and supplies	2,815	2,211

Net revenues	16,598	15,577

Cost of goods - IVD instruments	3,245	4,280
Cost of goods - IVD consumables and service	3,502	2,600
Cost of goods - sample processing and supplies	1,441	1,101

Cost of goods sold	8,188	7,981

Gross margin	8,410	7,596

Marketing and selling expenses	2,634	2,476
General and administrative expenses	2,830	1,649
Research and development, net	2,091	958
In-process research and development	5,180	—

Total operating expenses	12,735	5,083

Operating income (loss)	(4,325)	2,513
Other income (expense):
Interest income	242	123
Interest expense	(11)	(7)
Other income	30	—

Income (loss) before income taxes	(4,064)	2,629
Provision for income taxes	413	1,052

Net income (loss)	$(4,477)	$1,577

Basic net income (loss) per share	$(0.25)	$0.09

Diluted net income (loss) per share	$(0.25)	$0.09

Basic - average shares outstanding	17,868	16,636

Diluted - average shares outstanding	17,868	18,471

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the six months ended June 30,
	2006	2005
Sales of IVD instruments	$11,953	$13,418
Sales of IVD consumables and service	15,004	11,586
Sales of sample processing and supplies	5,756	4,537

Net revenues	32,713	29,541

Cost of goods - IVD instruments	6,407	7,873
Cost of goods - IVD consumables and service	6,625	4,915
Cost of goods - sample processing and supplies	2,981	2,263

Cost of goods sold	16,013	15,051

Gross margin	16,700	14,490

Marketing and selling expenses	4,956	4,867
General and administrative expenses	4,945	3,043
Research and development, net	3,579	2,041
In-process research and development	5,180	—

Total operating expenses	18,660	9,951

Operating income (loss)	(1,960)	4,539
Other income (expense):
Interest income	505	176
Interest expense	(12)	(12)
Other (expense) income	33	44

Income (loss) before income taxes	(1,434)	4,747
Provision for income taxes	1,386	1,899

Net income (loss)	$(2,820)	$2,848

Basic net income (loss) per share	(0.16)	0.17

Diluted net income (loss) per share	$(0.16)	$0.16

Basic - average shares outstanding	17,558	16,424

Diluted - average shares outstanding	17,558	17,968

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the six months ended June, 30
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,820)	$2,848
Adjustments to reconcile net income (loss) to net cash provided by operations:
Non-cash in-process research and development charge	5,180	—
Deferred taxes, net	1,385	1,873
Depreciation and amortization	1,064	1,077
Common stock and stock option compensation	672	(311)
Gain on sale of investment	(30)	(17)
Changes in operating assets and liabilities:
Accounts receivable	937	(1,918)
Deferred service contract revenue	(153)	63
Inventories, net	(2,168)	416
Prepaid expenses and other current assets	188	(257)
Sales-type lease and other assets	(1,031)	(1,977)
Accounts payable & accrued expenses	(1,571)	(9)

Net cash provided by operating activities	1,653	1788

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(3,561)	—
Acquisition of property and equipment	(1,886)	(414)
Software development costs	—	(171)
Sale of investments held for sale	30	102

Net cash used in investing activities	(5,417)	(483)

Cash flows from financing activities:
Issuance of common stock for cash	1,080	2,868
Borrowings under line of credit	3,000	—
Repayments of line of credit	(3,000)	—
Payments of capital lease obligations	—	(20)

Net cash provided by financing activities	1,080	2,848

Net increase (decrease) in cash and cash equivalents	(2,684)	4,153
Cash and cash equivalents at beginning of period	19,145	12,839

Cash and cash equivalents at end of period	$16,461	$16,992

Supplemental schedule of non-cash financing activities:
Issuance of common stock and common stock warrants for services	$1,061	$311
Issuance of common stock and deferred compensation units to acquire subsidiary	$5,000	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$34	$—
Cash paid for interest	$12	$12

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited – in thousands)

	For the three months ended June 30,
	2006	2005
Net income (loss)	$(4,477)	$1.577
Unrealized loss on investments, net of taxes	—	(28)

Comprehensive income (loss)	$(4,477)	$1,549

	For the six months ended June 30,
	2006	2005
Net income (loss)	$(2,820)	$2,848
Unrealized gain (loss) on investments, net of taxes	—	(39)

Comprehensive income (loss)	$(2,820)	$2,809

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

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

2.	Summary of Significant Accounting Policies

Basis of Presentation of Unaudited Interim Financial Statements

The financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company’s financial position and results of operations for the interim period. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

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

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of June 30, 2006 is adequate.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We currently have approximately $556 of non-current inventory relating to spare parts for our legacy instruments which we no longer produce but continue to support and provide maintenance repairs for our customers. Other inventory that is considered excess inventory is fully reserved.

Property and Equipment and Depreciation

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over three to seven years, the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their useful life or the remaining term of the lease.

Goodwill and Core Technology

Our intangible assets consist of goodwill, which is not being amortized and core technology, which is being amortized over its useful life of 20 years. All intangible assets are subject to impairment tests on an annual or periodic basis. Goodwill is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 based on various analyses, including cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Core Technology is evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to an impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

At December 31, 2005, the Company evaluated its goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. We had no capitalized software development costs during the six months ended June 30, 2006 and recorded amortization of software development costs of $274 and $250 during the six months ended June 30, 2006 and 2005.

Long-Lived Assets

We will identify and record impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. There were no impairments during the six months ended June 30, 2006 and 2005.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

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

IRIS recognizes revenues from the sale of diagnostics instruments, consumables and sample processing instruments when title and risk of loss passes to the customers and revenues from service contracts are recognized ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

debt approximate fair value due to their short maturity. The carrying amount of our long-term liabilities also approximates fair value based on interest rates currently available to us for debt of similar terms and remaining maturities.

Earnings Per Share

Basic net income (loss) per share represents net income (loss) divided by the weighted average common stock outstanding during the period. Diluted net income (loss) per share represents net income (loss) divided by the weighted average common stock and non-antidilutive common stock equivalents outstanding during the period. Weighted average shares used in diluted net income (loss) per share include common stock equivalents, arising from stock options and warrants, under the treasury stock method. The weighted average amount of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income (loss) per common share for the three and six month periods ended June 30, 2006 was 694 and 823, respectively.

Stock Based Compensation

Effective January 1 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to January 1, 2006 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. However, as of December 31, 2005, existing employee stock options were fully vested; accordingly there was no SFAS No. 123R based compensation expense for such options that would be recognized in years subsequent to 2005.

Prior to the first quarter of 2006, the Company applied the intrinsic value based method prescribed in APB Opinion No. 25 and FIN 44, “Accounting for Certain Transactions involving Stock Compensation” in accounting for employee stock based compensation. Prior period results have not been restated.

Due to the adoption of SFAS No. 123R, the Company’s results for the three and six months ended June 30, 2006 include incremental share-based compensation expense totaling $296 and $345, respectively. As such, basic and diluted net income (loss) per share were impacted by $0.01 for the three and six months ended June 30, 2006, respectively. The Company’s results include total share based compensation expense of $435 and $672 for the three and six months ended June 30, 2006 and $108 and $187 for the three and six months ended June 30, 2005.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our income tax provision. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

3.	Stock Option Plans

Summary of Stock Based Compensation Plans

As of June 30, 2006, the Company has three stock option plans under which we may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under these plans. The source of share unit conversions is from authorized newly issued shares. In addition to the above, as of June 30, 2006 there were stock options outstanding to purchase 75,000 shares of common stock that were issued under special inducement grants (“SIG”).

During the six months ended June 30, 2006, we incurred approximately $672 of stock based compensation relating to employee stock options and stock purchases.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under our three stock option plans and SIG as of June 30, 2006:

(In thousands)	Number of Option Shares
Plan	Authorized	Exercised/ Canceled	Outstanding	Available for Grant
1994 Plan	700	665	35	—
1997 Plan	600	547	53	—
1998 Plan	4,100	1,732	1,673	695
SIG	130	55	75	—

	5,530	2,999	1,836	695

The Compensation Committee of the Board of Directors determines the exercise price of options. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over either three or four years and expire either five or ten years from the date of grant. The exercise price for such options ranges from $0.88 to $26.02 per share.

Assumptions

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30, 2006	For the Year Ended December 31,
		2005	2004	2003
Risk free interest rate	4.6%	4.3%	3.6%	3.2%
Expected lives (years)	3	3	5	5
Expected volatility	44%	40%	39%	44%
Expected dividend yield	—	—	—	—

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

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

Stock Option Activity

As summary of option activities under the stock option plans during the six months ended June 30, 2006 is presented as follows:

(In thousands, except for per share)

Stock Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,717	$6.89	4.18 yrs.	$25,718
Granted	352	$18.77
Exercised	(232)	$4.51
Canceled or Expired	(1)	$8.58

Outstanding at June 30, 2006	1,836	$9.47	3.87 yrs.	$6,786

Exercisable at June 30, 2006	1,494	$7.35	3.64 yrs.	$8,686

Cash received from options exercised during the six months ended June 30, 2006 amounted to $1,048. There were options to purchase 352 share of common stock granted during the six months ended June 30, 2006 under the 1998 Stock Option Plan.

A summary of the status of the Company’s non-vested stock options during the six months ended June 30, 2006 is presented below:

Non-vested Options	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2006	—
Granted	352	$6.27
Exercised	—	—
Forfeited or expired	—	—

Non-vested at June 30, 2006	352	$6.27

As of June 30, 2006, there was approximately $1,788 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the stock option plans. That cost is expected to be recognized during the weighted average service period of 4.0 years. The share-based compensation will be amortized based on the straight line method over the vesting period and the expense includes an estimate of the awards that will be forfeited.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

If compensation expense for the stock options had been determined using “fair value” at the grant date for awards during 2005, consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	For the period ended June 30, 2005
(in thousands)	Three Months	Six Months
Net income as reported	$1,577	$2,848
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	109	187
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(256)	(469)

Net income pro forma	$1,430	$2,566

Income per diluted share as reported	$0.09	$0.16

Income per diluted share pro forma	$0.08	$0.14

The pro forma calculations above are for informational purposes only. Future calculations of the pro forma effects of stock options may vary significantly due to changes in the assumptions described above as well as future grants, and for forfeitures of stock options.

4.	Acquisitions

On April 3, 2006 we acquired the stock of Leucadia Technologies, Inc., a development stage molecular diagnostics company. With this acquisition we acquired significant core technology for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

Pursuant to the acquisition agreement we paid $3,332 of cash, 272,375 shares of IRIS common stock, valued at $4,200, deferred stock units for 51,879 shares of IRIS common stock valued at $800 and $230 of transaction fees. The IRIS common stock and deferred stock units were valued based on the average closing price market price of IRIS common stock a few days before and a few days following the acquisition. In addition, we will pay up to 108,950 shares of IRIS common stock and deferred stock units for 20,752 shares of IRIS common stock as earn-out consideration if certain regulatory and sales milestones are achieved. The acquisition was accounted for as a purchase with the preliminary allocation, based on fair value, as follows:

Cash and cash equivalents	$2
Fixed assets	21
Intangible assets
Core technology	1,790
Goodwill	2,231

Total assets acquired	$4,044

Total liabilities – deferred tax liability	$662

In-process Research and development expense	$5,180

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

Goodwill from this transaction is not expected to be deductible for tax purposes. Final allocation of the purchase price is expected to be completed in the third quarter of 2006 upon review of the final independent valuation report.

On June 2, 2005, we completed the acquisition of the urinalysis business of Quidel Corporation. With this acquisition we acquired significant core technology and know-how in urine chemistry strips, patents and trademarks, product designs, a strip manufacturing facility in Germany and a semi-automated urine chemistry analyzer that will enable us to offer a more complete product line internationally.

Pursuant to the acquisition agreement, we paid $500 in cash and assumed approximately $34 in accrued liabilities. We also incurred approximately $243 in professional and other fees, the total acquisition cost amounting to $777. The acquisition was accounted for as a purchase with the purchase price allocated to the fair value of the assets acquired. The allocation of the acquisition price resulted in an excess of the fair value of the assets acquired over the purchase price and resulted in negative goodwill. The negative goodwill reduced the non-current assets to zero with the acquisition cost of $777 allocated to the fair value of the inventory acquired.

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the three and six months ended June 30, 2006 and 2005 as if recently completed business combinations had occurred at the beginning of each period presented:

	Three months ended June 30,
(in thousands, except per share data)	2006	2005
Revenues	$16,598	$16,149
Net income (loss)	(4,477)	956
Net income (loss) per share	$(0.25)	$0.06

	Six months ended June 30,
(in thousands, except per share data)	2006	2005
Revenues	$32,713	$30,113
Net income (loss)	(2,945)	(2,704)
Net income (loss) per share	$(0.17)	$(0.16)

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

5.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2006	December 31, 2005
Finished goods	$4,218	$2,800
Work-in-process	304	337
Raw materials, parts and sub-assemblies	5,868	5,085

	10,390	8,222
Less non-current portion	(556)	(632)

Inventories – current portion	$9,834	$7,590

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

6.	Bank Loan Agreement

In May 2004, we signed a credit facility with a commercial bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate.

As of June 30, 2006, there were no borrowings under the credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of June 30, 2006, we were in compliance with such covenants. On March 31, 2006, the Bank granted us a waiver to complete the acquisition of Leucadia described in Note 4.

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

8.	Capital Stock—Warrants

At June 30, 2006, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share.

9.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

future payments the Company could be required to make under these indemnification provisions is unlimited. To date, the Company has not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of June 30, 2006.

10.	Segment and Geographic Information

The Company’s continuing operations are organized on the basis of products and related services, and under SFAS No. 131, the Company operates in two segments: (1) IVD instruments and supplies and (2) sample processing instruments and related supplies.

The IVD instrument segment designs, develops, manufactures, markets and distributes IVD systems based on patented and proprietary AIM technology for automating microscopic and chemistry procedures for urinalysis and conducts research and development for in vitro molecular diagnostics applications as well as imaging and pattern recognition. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, products are sold through distributors.

Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consist of centrifuge systems, DNA processing workstations and blood analysis products. These products are sold worldwide through distributors.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

The tables below present information about reported segments (in thousands):

(in thousands)	IVD Instruments	Sample Devices	Unallocated Corporate Expenses		Total
For the three months ended June 30, 2006
Revenues	$13,783	$2,815		$—	$16,598
Interest income	$239	$3		$—	$242
Interest expense	$11	$—		$—	$11
Depreciation and amortization*	$683	$182		$183	$1,048
Segment pre tax profit (loss)	$(3,468)	$676		$(1,272)	$(4,064)
Segment assets	$53,808	$14,866	$		$68,674
Investment in long-lived assets	$17,743	$491		$—	$18,234

For the three months ended June 30, 2005
Revenues	$13,366	$2,211		$—	$15,577
Interest income	$121	$2		$—	$123
Interest expense	$4	$—		$3	$7
Depreciation and amortization*	$450	$34		$22	$506
Segment pre tax profit	$3,074	$419		$(864)	$2,629
Segment assets	$44,286	$12,294		$—	$56,580
Investment in long-lived assets	$9,839	$216		$—	$10,055

For the six months ended June 30, 2006
Revenues	$26,957	$5,756	$		$32,713
Interest income	$500	$5	$		$505
Interest expense	$11	$—	$		$11
Depreciation and amortization*	$1,247	$235		$246	$1,728
Segment pre tax profit (loss)	$(417)	$1,326		$(2,343)	$(1,434)
Segment assets	$53,808	$14,866	$		$68,674
Investment in long-lived assets	$17,743	$491	$		$18,234

For the six months ended June 30, 2005
Revenues	$25,004	$4,537		$—	$29,541
Interest income	$172	$4		$—	$176
Interest expense	$6	$—		$6	$12
Depreciation and amortization*	$940	$93		$44	$1,077
Segment profit	$5,445	$928		$(1,626)	$4,747
Segment assets	$44,286	$12,294		$—	$56,580
Investment in long-lived assets	$9,839	$216		$—	$10,055

*	Included in depreciation and amortization above is amortization of stock based compensation in the amounts $435 and $108 for the three months ended June 30, 2006 and 2005; and $672 and $187 for the six months ended June 30, 2006 and 2005.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited - dollars in thousands except per share amounts)

The Company ships products from two locations in the United States. Substantially all long-lived assets were located in the United States. Sales to international customers amounted to approximately $10.9 million and $8.1 million during the six months ended June 30, 2006 and 2005. Long-lived assets include property and equipment, goodwill, software development costs, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of two segments. Our largest segment, IVD instruments and supplies, (1) designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis under the Iris Diagnostics name, (2) conducts research and development for in vitro molecular diagnostics applications through our Iris Molecular Diagnostics subsidiary, and (3) conducts government-sponsored research and contract development in imaging and pattern recognition through our Advanced Digital Imaging and Research LLC (ADIR) subsidiary. Our other segment, Sample Processing, markets small centrifuges and accessories for rapid specimen processing and DNA processing workstations.

We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers purchased from a Japanese manufacturer. We sell our IVD urine microscopy analyzers and the iChem 100, our new semi-automated chemistry analyzer introduced in the third quarter of 2006 on a global basis. The fully automated urine chemistry analyzers is domestically. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranties. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue will continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales are direct to the customer through our sales force, whereas international IVD sales, with the exception of France, are through independent distributors. Sales in France are direct to end use customers. International IVD sales represented 31% of consolidated revenues during the six months ended June 30, 2006 as compared to 28% during fiscal 2005 and 18% in fiscal 2004. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since international IVD sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we do not incur sales and marketing costs for such sales. Our Sample Processing products are sold worldwide through distributors.

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

On April 3, 2006 we acquired Leucadia Technologies, Inc., a development stage molecular diagnostics company. With this acquisition we acquired significant core technology for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

Pursuant to the acquisition agreement we paid $3,332 in cash, 272,375 shares of IRIS common stock, valued at $4,200, deferred stock units for 51,879 shares of IRIS common stock valued at $800 and $231 of transaction fees. In addition, we will pay up to 108,950 shares of IRIS common stock and deferred stock units for 20,752 shares of IRIS common stock as earn-out consideration if certain regulatory and sales milestones are achieved.

On June 2, 2005, we completed the acquisition of the assets (primarily technology and inventory) of the urinalysis business of Quidel Corporation. Our total acquisition cost amounted to $777. With this acquisition, we acquired significant core technology and know-how in urine chemistry strips, patents and trademarks, product designs, a strip manufacturing facility in Germany and a semi-automated urine chemistry analyzer that will enable us to offer a more complete product line internationally.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund research and development programs, and through ADIR, we also receive government grants to fund various research activities.

The following table summarizes product technology expenditures for the periods indicated:

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Total product technology expenditures	$2,531	$1,553	$4,523	$3,041
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	—	(171)	—	(171)
Less: amounts reimbursed through grants for government sponsored research and development	(440)	(424)	(944)	(829)

Research and development expense as reported in the consolidated statements of operations	$2,091	$958	$3,579	$2,041

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 of the Notes to Consolidated Financial Statements included in this Form 10-Q describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We regularly discuss with our audit committee the basis of our estimates. Actual results may differ from these estimates and such differences may be material.

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

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
Revenues
IVD instruments	$6,038	36%	$7,479	48%	$11,953	37%	$13,418	46%
IVD consumables and service	7,745	47%	5,887	38%	15,004	46%	11,586	39%
Sample processing and supplies	2,815	17%	2,211	14%	5,756	18%	4,537	15%

Total revenues	16,598	100%	15,577	100%	32,713	100%	29,541	100%

Cost of Goods Sold
IVD instruments	3,245	54%	4,280	57%	6,407	54%	7,873	59%
IVD consumable and supplies	3,502	45%	2,600	44%	6,625	44%	4,915	42%
Sample processing and supplies	1,441	51%	1,101	50%	2,981	52%	2,263	50%

Total costs	8,188	49%	7,981	51%	16,013	49%	15,051	51%

Gross margin	8,410	51%	7,596	49%	16,700	51%	14,490	49%

Operating expenses
Marketing and selling	2,634	16%	2,476	16%	4,956	15%	4,867	16%
General and administrative	2,830	17%	1,649	11%	4,945	15%	3,043	10%
Research and development, net	2,091	13%	958	6%	3,579	11%	2,041	7%
In-process research and development	5,180	31%	—		5,180	16%	—

Total operating expenses	12,735	77%	5,083	33%	18,660	57%	9,951	34%

Operating income (loss)	(4,325)	-26%	2,513	16%	(1,434)	-4%	4,539	15%

Net income	$(4,477)	-27%	$1,577	10%	(2,820)	-9%	2,848	10%

Comparison of the three months ended June 30, 2006 to 2005

Net revenues for the three months ended June 30, 2006 increased 7% from the prior year quarter. Revenues from the IVD urinalysis segment totaled $13.8 million in the current quarter, up from $13.4 million in the prior year quarter. Sales of IVD instruments decreased to $6.0 million from $7.5 million, a 19% decrease from the prior year quarter. The decrease in instrument sales is due primarily to a reduction in unit sales to 102 iQ200 analyzers and systems during the current quarter as compared to unit sales of 117 iQ200 analyzers and systems during the prior year quarter. Sales of IVD consumables and service increased to $7.7 million from $5.9 million, an increase of $1.8 million or 32%, primarily due to the larger installed base of instruments. Revenues from the sample processing segment increased to $2.8 million from $2.2 million, or 27%. This increase is primarily due to increased unit sales of centrifuges, and DNA processing workstations within this segment.

Consolidated gross profit margins improved to 51% of revenues as compared to 49% during the prior year quarter. For the IVD instruments, margins improved to 46% of related revenues as compared to 43% for the prior year quarter. The improvement was attributable to reduced material costs through change in vendors for improved quality at lower costs and negotiated lower prices with existing vendors. Margins on IVD consumables and service during the current quarter were 55% compared to 56% during the prior year quarter. The decline is primarily attributable to the result of the chemistry strip manufacturing operation in Germany acquired last year which is currently operating below capacity and generated a negative gross profit margin of $272 for the current quarter. Margins on our sample processing instruments and supplies were 1% lower during the current quarter due to an increase in OEM customer mix.

Marketing and selling expenses totaled $2.6 million for the three months ended June 30, 2006 as compared to $2.5 million in the prior year quarter, a 6% increase. As a percentage of sales such expenses during the current quarter and prior year quarter were 16% of revenues. During the current quarter we incurred additional stock based compensation expense of approximately $0.1 million resulting from the adoption of SFAS No. 123R.

General and administrative expenses increased in the quarter to $2.8 million from $1.6 million in the prior year quarter. The increase includes approximately $0.5 million of expenses associated with the transition to a new Chief Financial Officer (consisting of severance for the retiring CFO and recruiting and relocation expense to retain the new CFO), $0.3 million of bad debt expense, $0.2 million of incremental stock based compensation resulting for the adoption of SFAS No. 123R in 2006, and $0.1 million of additional personnel costs during the quarter. As a percentage of sales, general and administrative expenses were 15% during the current quarter as compared to 14% for the prior year quarter.

Net research and development amounted to $2.1 million during the current quarter as compared to $1.0 million in the prior year quarter. Research and development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $454 and $608 during the three months ended June 30, 2006 and 2005. Approximately $0.4 million of the increase in research and development expense included relates to molecular diagnostics bacteria and cancer detection programs initiated with our acquisition of Leucadia Technologies on April 3, 2006.

As a result of our acquisition of Leucadia Technologies, on April 3, 2006 we acquired significant In-process research and development expense for bacteria and cancer detection applications which we have preliminarily valued at $5.2 million in the second quarter of 2006.

Interest income during the quarter amounted to $242, an increase from $119 in the prior year quarter and relates primarily to our investment of excess funds during the quarter plus interest received on sales-type equipment leases. Interest expense during the current quarter increased to $11, primarily relating to short-term borrowing to fund the Leucadia acquisition, as compared to $7 in the prior year quarter.

During the second quarter of 2006 the income tax provision of $0.4 million was 10% of pre tax loss versus 40% in the prior year quarter primarily as a result of the exclusion of the $5.2 million of In-process research and development expense from taxable income in 2006 partially offset by increased R&D credits realized during the quarter. The tax provision continues to be a non-cash item, since we have significant deferred tax assets relating to tax loss carryforwards.

Comparison of the six months ended June 30, 2006 to 2005

Net revenues for the six months ended June 30, 2006 decreased 11% from the prior year period. Revenues from the IVD urinalysis segment totaled $27.0 million during the current year six month period, up from $25.0 million in the prior year period. Sales of IVD instruments decreased to $12.0 million from $13.4 million, an 11% decrease from the prior year period. The decrease in instrument sales is due a reduction in domestic unit sales of iQ200 analyzers and systems during the current year six month period of 203 as compared to 217 in the prior year period. Sales of IVD consumables and service increased to $15.0 million up from $11.6 million, an increase of $3.4 million or 29%, primarily due to the larger installed base of instruments. Revenues from the sample processing segment increased to $5.7 million from $4.5 million, or 27%. This increase is primarily due to increased sales of centrifuges and DNA processing workstations within this segment.

Consolidated gross profit margins improved to 51% of revenues as compared to 49% during the prior year first half. For the IVD instruments, margins improved to 46% of related revenues as compared to 41% for the prior year first half. The improvement was attributable to reduced material costs through change in vendors for improved quality at lower costs and negotiated lower prices with existing vendors. Margins on IVD consumables and service during the of 56% compared to 58% during the prior year first half. The decline is primarily attributable to the result of the chemistry strip manufacturing operation in Germany acquired last year which is currently operating below capacity and generated a negative gross profit margin of $457 for the current first half. Margins on our sample processing instruments and supplies were 2% lower during the current quarter due to an increase in OEM customer mix.

Marketing and selling expenses totaled $5.0 million for the six months ended June 30, 2006 as compared to $4.9 million in the prior year six month period and as a percentage of sales such expenses were 15% in 2006 as compared to 16% in 2005. During the current half we incurred additional sales and marketing personnel costs of approximately $0.2 million and additional stock based compensation expense of $0.1 million which was partially offset by a reduction of trade shows and advertising expense of $0.1 million and a reduction in professional fees of $0.1 million.

General and administrative expenses increased to $4.9 million from $3.0 million during the prior year period. The increase includes approximately $0.5 million of expenses associated with the transition to a new Chief Financial Officer (consisting of severance for the retiring CFO and recruiting and relocation expense to retain the new CFO), $0.3 million of incremental stock based compensation resulting for the adoption of SFAS No. 123R in 2006, $0.3 million of bad debt expense, $0.5 million of additional personnel costs, and $0.1 million of additional professional fees.

Net research and development expense as shown in the accompanying statements of operations amounted to $3.6 million during the current six month period as compared to $2.0 million in the prior year six month period. Research and Development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $959 and $1,026 during the six months ended June 30, 2006 and 2005. Approximately $0.4 million of the increase in Research and Development expense included approximately $0.4 million relates to molecular diagnostics bacteria and cancer detection projects.

As a result of our acquisition of Leucadia Technologies, on April 3, 2006 we acquired significant In-process research and development expense for bacteria and cancer detection applications which we have preliminarily valued at $5.2 million in the second quarter of 2006.

Interest income during the six months ended June 30, 2006 amounted to $505, an increase from $176 in the prior year and relates primarily to our investment of excess funds during the year plus interest received on sales-type equipment leases. Interest expense was $12 for the first six months of 2006 and 2005.

During the first half of 2006 the income tax provision of $1.4 million was -97% of pretax income (loss) versus 40% in the prior year first half primarily as a result of the exclusion of the $5.2 million of In-process research and development expense from taxable income in 2006 partially offset by increased R&D credits realized during the quarter. The tax provision continues to be a non-cash item, since we have significant deferred tax assets relating to tax loss carryforwards.

Off-Balance Sheet Arrangements

At June 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD urinalysis systems and the sales of consumables and service for these systems as well as the sale of sample processing instruments and related supplies. During the first six months of 2006, our cash and cash equivalents decreased $2.6 million to $16.5 million.

Operating Cash Flows. Cash provided by operations for the current year six month period amounted to $1,706 compared to cash provided by operations of $1,788 in the prior year. Cash provided by operations for the six months resulted primarily from the net loss adjusted for non-cash items ($5.8 million) partially offset by an increase in inventory ($2.2 million) due to anticipated demand for our products, an increase in sales-type leases ($1.0 million) financed internally and an increase in accounts payable and accrued liabilities ($1.5 million).

The relationship of receivables to revenues has improved to 60 days sales in accounts receivable as compared to 69 days sales in accounts receivable at the beginning of the year. The number of days of sales in inventory has increased to 109 days as compared to 86 days at the beginning of the year due to anticipated demand.

Investing Activities. Cash used in investing activities totaled $5.4 million during the six months ended June 30, 2006 ($0.5 million in 2005) primarily as a result of cash paid to acquire Leucadia Technologies ($3.3 million) and additions to property and equipment of $1.9 million ($0.5 million in 2005). Capital expenditures in 2006 included $1.3 million for facility expansion and upgrading in our California and Massachusetts locations.

Financing Activities. For the six months ended June 30, 2006, financing activities provided $1.1 million of cash, compared to $2.8 million provided during the prior year. During the current year, we received $1.1 million from issuances of shares of common stock compared to $2.9 million in the prior year.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of June 30, 2006, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of June 30, 2006, we were in compliance with such covenants.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings.

FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of our income tax provision. Thus, our reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis.

FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Inflation

We do not foresee any material impact on our operations from inflation.

Healthcare Reform Policies

In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other first-party payors could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our business.

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

As of June 30, 2006, we have deferred tax assets of approximately $8.7 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. Although the Company believes that the deferred tax asset is recoverable, there is no assurance that we will be able to generate taxable income in the years that the differences reverse. Also, if we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

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

Our business is exposed to various market risks relating to fluctuations in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We had no debt at June 30, 2006.

Interest Rates

At June 30, 2006, we did not have any outstanding indebtedness subject to interest rate fluctuations. All of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

Foreign Currencies

We are subject to some currency risk on purchases of products from a Japanese manufacturer. Our purchases of products from our Japanese supplier are negotiated annually and may be affected by changing foreign currency rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Item 6.	Exhibits

Exhibit Number	Description	Reference Document
2.1	Merger Agreement, dated April 3, 2006, by and among Iris International, Inc., IRIS Molecular Diagnostics, Inc., Leucadia Technologies, Inc., and, Dr. Thomas H. Adams.	(1)

4.1	Registration Rights Agreement, dated April 3, 2006, by and between Iris International, Inc. and Dr. Thomas H. Adams.	(1)

10.1	Employment Agreement by and between Dr. Thomas H. Adams and Iris International, Inc., dated April 3, 2006.	(1)

10.2	Separation Agreement by and between Martin G. Paravato and IRIS International, Inc., dated May 11, 2006.	(2)

10.3	Key Employee Agreement by and between Donald Mueller and IRIS International, Inc., dated May 1, 2006.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer	*

*	filed herewith

(1)	Incorporated by reference to our Current Report on Form 8-K dated May 9, 2006, filed May 16, 2006.

(2)	Incorporated by reference to our Current Report on Form 8-K dated April 3, 2006, filed April 7, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2006

IRIS INTERNATIONAL, INC.

By:	/s/ DONALD C. MUELLER
Donald C. Mueller Chief Financial Officer