Form 10-Q
period 2006-09-30
IRIS INTERNATIONAL INC
filed 2006-11-14
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2006

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

The registrant had 17,978,761 shares of common stock issued and outstanding as of November 9, 2006.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,724	$3,169
Marketable Securities available for sale	541	15,976
Accounts receivable, net of allowance for doubtful accounts and sales returns of $435 and $205	13,627	11,874
Inventories, net	7,662	7,590
Prepaid expenses and other current assets	1,356	1,132
Investment in sales-type leases	2,018	1,455
Deferred tax asset	2,792	2,792

Total current assets	44,720	43,988
Property and equipment, at cost, net	6,048	4,076
Goodwill	2,428	189
Core technology, net	1,745	—
Software development costs, net	1,295	1,570
Deferred tax asset	5,467	7,237
Inventories – long term portion	440	632
Investment in sales-type leases	6,661	5,841
Other assets	410	396

Total assets	$69,214	$63,929

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,081	$4,464
Accrued expenses	4,882	4,188
Deferred service contract revenue	1,495	1,457

Total current liabilities	9,458	10,109
Deferred service contract revenue, long term	38	51

Total liabilities	9,496	10,160
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value – authorized: 50 million shares; issued and outstanding: 17,971 shares and 17,222 shares	179	172
Additional paid-in capital	78,346	70,310
Accumulated deficit	(18,807)	(16,713)

Total shareholders’ equity	59,718	53,769

Total liabilities and shareholders’ equity	$69,214	$63,929

The accompanying notes are an integral part of these consolidated financial statements.

\IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the three months ended September 30,
	2006	2005
Sales of IVD instruments	$7,477	$6,347
Sales of IVD consumables and service	7,775	7,067
Sales of sample processing and supplies	2,756	2,588

Net revenues	18,008	16,002

Cost of goods - IVD instruments	4,432	3,540
Cost of goods - IVD consumables and service	3,976	3,030
Cost of goods - sample processing and supplies	1,460	1,324

Cost of goods sold	9,868	7,894

Gross margin	8,140	8,108

Marketing and selling expenses	2,718	2,659
General and administrative expenses	2,284	1,740
Research and development, net	2,173	1,321

Total operating expenses	7,175	5,720

Operating income	965	2,388
Other income (expense):
Interest income	267	189
Interest expense	(5)	(2)
Other income	1	(5)

Income before income taxes	1,228	2,570
Provision for income taxes	454	1,028

Net income	$774	$1,542

Basic net income per share	$0.04	$0.09

Diluted net income per share	$0.04	$0.09

Basic - average shares outstanding	18,004	17,027

Diluted - average shares outstanding	18,574	18,067

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the nine months ended September 30,
	2006	2005
Sales of IVD instruments	$$19,429	$19,765
Sales of IVD consumables and service	22,779	18,653
Sales of sample processing and supplies	8,513	7,125

Net revenues	50,721	45,543

Cost of goods - IVD instruments	10,839	11,413
Cost of goods - IVD consumables and service	10,600	7,944
Cost of goods - sample processing and supplies	4,442	3,588

Cost of goods sold	25,881	22,945

Gross margin	24,840	22,598

Marketing and selling expenses	7,674	7,526
General and administrative expenses	7,229	4,783
Research and development, net	10,932	3,362

Total operating expenses	25,835	15,671

Operating income (loss)	(995)	6,927
Other income (expense):
Interest income	773	365
Interest expense	(17)	(14)
Other (expense) income	34	39

Income (loss) before income taxes	(205)	7,317
Provision for income taxes	1,840	2,927

Net income (loss)	$(2,045)	$4,390

Basic net income (loss) per share	$(0.11)	$0.26

Diluted net income (loss) per share	$(0.11)	$0.25

Basic - average shares outstanding	17,793	16,628

Diluted - average shares outstanding	17,793	17,580

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the nine months ended September 30
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,045)	$4,390
Adjustments to reconcile net income (loss) to net cash provided by operations:
Non-cash in-process research and development charge	5,180	—
Deferred taxes, net	1,839	2,927
Foreign Translation loss	(49)	—
Depreciation and amortization	1,546	1,651
Common stock and stock option compensation	1,076	(437)
Gain on sale of investment	(30)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(1,753)	(2,728)
Deferred service contract revenue	25	(24)
Inventories, net	120	999
Prepaid expenses and other current assets	(224)	(503)
Sales-type lease and other assets	(1,397)	(4,377)
Accounts payable & accrued expenses	(689)	(685)

Net cash provided by operating activities	3,599	1,176

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(3,568)	—
Acquisition of property and equipment	(3,041)	(697)
Software development costs	(136)	(171)
Sale of investments held for sale	30	166
Marketable Securities Available for sale	15,435	(15,827)

Net cash provided by (used in) investing activities	8,720	(16,529)

Cash flows from financing activities:
Issuance of common stock for cash	1,236	3,539
Borrowings under line of credit	3,000	—
Repayments of line of credit	(3,000)	—
Payments of capital lease obligations	—	(58)
Sales of fixed assets	—	47

Net cash provided by financing activities	1,236	3,528

Net increase (decrease) in cash and cash equivalents	13,555	(11,825)
Cash and cash equivalents at beginning of period	3,169	12,839

Cash and cash equivalents at end of period	$16,724	$1,014

Supplemental schedule of non-cash financing activities:
Issuance of common stock and common stock warrants for services	$1,558	$437
Issuance of common stock and deferred compensation units to acquire subsidiary	$5,000	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$34	$4
Cash paid for interest	$17	$14

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited – in thousands)

	For the three months ended September 30,
	2006	2005
Net income	$774	$1,542
Unrealized loss on investments, net of taxes	—	14
Comprehensive income	$774	$1,556

	For the nine months ended September 30,
	2006	2005
Net income (loss)	$(2,045)	$4,390
Unrealized gain (loss) on investments, net of taxes	—	(24)
Comprehensive income (loss)	$(2,045)	$4,366

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

Cash Equivalents and Short-Term Investments

We invest available cash in short-term commercial paper, certificates of deposit and high-grade variable rate securities. Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Investments, including auction rate securities and certificates of deposit, with maturity dates greater than three months when purchased, which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities available for sale. Auction rate securities are recorded at par value, which equals fair market value, as the rates on such securities reset generally every 7, 28, or 35 days.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

Accounts Receivable

We sell predominantly to entities in the healthcare industry. We grant uncollateralized credit to customers, primarily hospitals, clinical and research laboratories, and distributors. We perform ongoing credit evaluations of customers before granting uncollateralized credit. The U.S. Government represents more than 10% or more of our consolidated revenues or 10% or more of our accounts receivable at the balance sheet date.

Accounts receivable are customer obligations due under normal trade terms. We sell our products to distributors and customers in the health care industry. We perform credit evaluations of our customers’ financial condition and although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of September 30, 2006 is adequate.

Inventories

Inventories are carried at the lower of cost or market on a first in, first out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We currently have approximately $440 of non-current inventory relating to spare parts for our legacy instruments which we no longer produce but continue to support and provide maintenance repairs for our customers. Other inventory that is considered excess inventory is fully reserved.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

Software Development Costs

We capitalize certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet its design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (a) the ratio of current revenues for a product to the total of current and anticipated future revenues or (b) the straight-line method over the remaining estimated economic life of the product up to five years. We had $136 of capitalized software development costs during the nine months ended September 30, 2006 and recorded amortization of software development costs of $411 and $384 during the nine months ended September 30, 2006 and 2005, respectively.

Long-Lived Assets

We will identify and record impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. There were no impairments during the nine months ended September 30, 2006 and 2005, respectively.

Revenue recognition

For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectibility is reasonably assured. When a customer enters into an operating-type lease agreement, hardware revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried in customer leased equipment within property, plant and equipment and amortized over its estimated useful life. Under a sales-type lease agreement, hardware revenue is generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Instrument costs under a sales-type lease agreement are recognized at the time of shipment. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those instrument sales that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21.

Our accounting for leases involves specific determinations under SFAS No. 13 “Accounting for Leases” (“SFAS 13”), which often involve complex provisions and significant judgments. The four criteria of SFAS 13 that we use in the determination of a sales-type lease or operating-type lease are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) determination of whether or not the lease contains a bargain purchase option.

Additionally, before classifying a lease as a sales-type lease, we assess whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Generally, our leases that qualify as sales-type lease are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

The economic life of our leased instrument and its fair value require significant accounting estimates and judgment. These estimates are based on our historical experience. The most objective measure of the economic life of our leased instrument is the original term of a lease, which is typically five years, since a majority of the instruments are returned by the lessee at or near the end of the lease term and there is not a significant after-market for our used instruments without substantial remanufacturing. We believe that this is representative of the period during which the instrument is expected to be economically usable, with normal service, for the purpose for which it is intended. We regularly evaluate the economic life of existing and new products for purposes of this determination.

The fair market value of our leased instruments is determined by a range of cash selling prices or other verifiable objective evidence, if applicable. We regularly evaluate available objective evidence of instrument fair values using historical data.

We have certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as 1) those dependant on fiscal funding outside of a governmental unit’s control, 2) those that can be cancelled if deemed in the tax payers’ best interest or 3) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering our historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to ninety months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

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

From time to time we receive grants from agencies of the US Government. We do not recognize any revenue from such grants since they are cost reimbursement grants whereby we submit requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, we retain ownership of any intellectual property that results from the research and development and the US Government receives a right to use the results of the research for government projects.

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

Earnings Per Share

Basic net income (loss) per share represents net income (loss) divided by the weighted average common stock outstanding during the period. Diluted net income (loss) per share represents net income (loss) divided by the weighted average common stock and non-antidilutive common stock equivalents outstanding during the period. Weighted average shares used in diluted net income (loss) per share include common stock equivalents, arising from stock options and warrants, under the treasury stock method. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income (loss) per common share for the three and nine month periods ended September 30, 2006 was 653 and 1,390, respectively.

Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to January 1, 2006 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period. However, as of December 31, 2005, existing employee stock options were fully vested; accordingly there was no SFAS No. 123R based compensation expense for such options that would be recognized in years subsequent to 2005.

Prior to the first quarter of 2006, we applied the intrinsic value based method prescribed in APB Opinion No. 25 and FIN 44, “Accounting for Certain Transactions involving Stock Compensation” in accounting for employee stock based compensation. Prior period results have not been restated.

Due to the adoption of SFAS No. 123R, our results for the three and nine months ended September 30, 2006 include incremental share-based compensation expense totaling $277 and $622, respectively. As such, basic and diluted net income (loss) per share was impacted by $0.01 and $0.02 for the three and nine months ended September 30, 2006, respectively. Our results include total share based compensation expense of $403 and $1,076 for the three and nine months ended September 30, 2006 and $113 and $300 for the three and nine months ended September 30, 2005.

Segment Reporting

We determine and disclose industry segments in accordance with SFAS No. 131; “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management” approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. See Note 10 — “Segment and Geographic Information”.

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

New Accounting Pronouncement

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007, the beginning of our 2007 fiscal year. We do not expect the adoption of this statement to have a material impact on our financial statements.

In September 2006, the SEC issued SAB 108, “Topic 1N—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on quantifying prior year errors for the purpose of evaluating materiality on current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposed under generally accepted accounting principles. As a result of SFAS 157, there is a common definition of fair value to be used throughout GAAP, SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial position and results of operations.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

3.	Stock Option Plans

Summary of Stock Based Compensation Plans

As of September 30, 2006, we have three stock option plans under which we may grant non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under these plans. The source of share unit conversions is from authorized newly issued shares. In addition to the above, as of September 30, 2006 there were stock options outstanding to purchase 75,000 shares of common stock that were issued under special inducement grants (“SIG”).

During the nine months ended September 30, 2006, we incurred approximately $1,076 of stock based compensation relating to employee stock options and stock purchases.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under our three stock option plans and SIG as of September 30, 2006:

(In thousands) Plan	Number of Option Shares
	Authorized	Exercised/ Canceled	Outstanding	Available for Grant
1994 Plan	700	665	35	—
1997 Plan	600	547	53	—
1998 Plan	4,100	1,746	1,735	619
SIG	130	55	75	—

	5,530	3,013	1,898	619

The Compensation Committee of the Board of Directors determines the exercise price of options. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least nine months. The options generally vest over either three or four years and expire either five or ten years from the date of grant. The exercise price for such options ranges from $0.88 to $26.02 per share.

Assumptions

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30, 2006	For the Year Ended December 31,
		2005	2004	2003
Risk free interest rate	4.6%	4.3%	3.6%	3.2%
Expected lives (years)	3	3	5	5
Expected volatility	45%	40%	39%	44%
Expected dividend yield	—	—	—	—

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

The expected volatilities are based on the historical volatility of our stock. The observation is made on a weekly basis. The expected terms of the stock options are based on the average vesting period on a basis consistent with the historical experience for similar option grants. The risk-free rate is consistent with the expected terms of the stock options and based on the U.S. Treasury yield curve in effect at the time of grant.

Stock Option Activity

As summary of option activities under the stock option plans during the nine months ended September 30, 2006 is presented as follows:

(In thousands, except for per share)

Stock Options	Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,717	$6.89	4.18 yrs.	$25,718
Granted	438	$18.01
Exercised	(246)	$4.59
Canceled or Expired	(11)	$18.15

Outstanding at September 30, 2006	1,898	$9.69	3.99	$3,449

Exercisable at September 30, 2006	1,245	$7.19	3.42	$6,297

Cash received from options exercised during the nine months ended September 30, 2006 amounted to $1,131. There were options to purchase 438 shares of common stock granted during the nine months ended September 30, 2006 under the 1998 Stock Option Plan.

A summary of the status of our non-vested stock options during the nine months ended September 30, 2006 is presented below:

Non-vested Options	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2006	—
Granted	438	$18.01
Exercised	—	—
Forfeited or expired	—	—

Non-vested at September 30, 2006	438	$18.01

As of September 30, 2006, there was approximately $2,080 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the stock option plans. That cost is expected to be recognized during the weighted average service period of 4.0 years. The share-based compensation will be amortized based on the straight line method over the vesting period and the expense includes an estimate of the awards that will be forfeited.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

If compensation expense for the stock options had been determined using “fair value” at the grant date for awards during 2005, consistent with the provisions of SFAS No. 123, our net income and income per share would have been reduced to the pro forma amounts indicated below:

	For the period ended September 30, 2005
(in thousands)	Three Months	Nine Months
Net income as reported	$1,542	$4,390
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	68	180
Deduct: Total stock-based Employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(254)	(721)

Net income pro forma	$1,356	$3,849

Income per diluted share as reported	$0.09	$0.26

Income per diluted share pro forma	$0.09	$0.25

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

Pursuant to the acquisition agreement we paid $3,332 of cash, 272,375 shares of IRIS common stock, valued at $4,200, deferred stock units for 51,879 shares of IRIS common stock valued at $800 and $230 of transaction fees. The IRIS common stock and deferred stock units were valued based on the average closing market price of IRIS common stock a few days before and a few days following the acquisition. In addition, we will issue up to 108,950 shares of IRIS common stock and deferred stock units for 20,752 shares of IRIS common stock as earn-out consideration if certain regulatory and sales milestones are achieved. The acquisition was accounted for as a purchase with the preliminary allocation, based on fair value, as follows:

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

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the three and nine months ended September 30, 2006 and 2005 as if recently completed business combinations had occurred at the beginning of each period presented:

	Three months ended September 30,
(in thousands, except per share data)	2006	2005
Revenues	$18,008	$16,002
Net income	774	1,542
Net income per share	$0.04	$0.09

	Nine months ended September 30,
(in thousands, except per share data)	2006	2005
Revenues	$50,721	$46,115
Net income (loss)	(2,045)	3,850
Net income (loss) per share	$(0.11)	$(0.22)

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

5.	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2006	December 31, 2005
Finished goods	$2,642	$2,800
Work-in-process	392	337
Raw materials, parts and sub-assemblies	5,068	5,085

	8,102	8,222
Less non-current portion	(440)	(632)

Inventories – current portion	$7,662	$7,590

6.	Bank Loan Agreement

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

As of September 30, 2006, there were no borrowings under the credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of September 30, 2006, we were in compliance with such covenants. On March 31, 2006, the Bank granted us a waiver to complete the acquisition of Leucadia described in Note 4.

7.	Income Taxes

The income tax provision differs from the federal statutory rate due primarily to state income taxes and permanent differences between income reported for financial statement and income tax purposes.

Realization of deferred tax assets associated with net operating losses (“NOL”) and tax credit carry forward is dependent upon our being able to generate sufficient taxable income prior to their expiration. We believe that it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. We will continue to review the estimates of taxable income and will make adjustments to the valuation allowance, when necessary.

Also, should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

8.	Capital Stock—Warrants

At September 30, 2006, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

9.	Contingencies

Litigation

From time to time, we are party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We enter into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we agree to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no recorded liabilities for these agreements as of September 30, 2006.

10.	Segment and Geographic Information

Our continuing operations are organized on the basis of products and related services, and under SFAS No. 131, we operate in two industry segments: (1) IVD instruments and supplies and (2) sample processing instruments and related supplies.

The IVD instrument segment designs, develops, manufactures, markets and distributes IVD systems based on patented and proprietary technology for automating microscopic and chemistry procedures for urinalysis and conducts research and development for in vitro molecular diagnostics applications as well as imaging and pattern recognition. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales force. Internationally, products are sold primarily through distributors.

Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consist of centrifuge systems, DNA processing workstations and blood analysis products. These products are sold worldwide through distributors.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

The tables below present information about reported segments (in thousands):

(in thousands)	IVD Instruments	Sample Processing	Unallocated Corporate Expenses	Total
For the three months ended September 30, 2006
Revenues	$15,252	$2,756		18,008
Interest income	$265	$2		267
Interest expense	$5	$—		5
Depreciation and amortization*	$614	$69	37	720
Segment pre tax profit (loss)	$651	$577		1,228
Segment assets	$56,937	$4,018	8,259	69,214
Investment in long-lived assets	$18,506	$521	—	19,027
For the three months ended September 30, 2005
Revenues	$13,414	$2,588	—	16,002
Interest income	$187	$2	—	189
Interest expense	$2	$—	—	2
Depreciation and amortization*	$521	$40	13	574
Segment pre tax profit	$2,840	$600	(870)	2,570
Segment assets	$45,284	$3,450	9,581	58,315
Investment in long-lived assets	$12,326	$243	—	12,569
For the nine months ended September 30, 2006
Revenues	$42,208	$8,513		50,721
Interest income	$767	$6		773
Interest expense	$17	$—		17
Depreciation and amortization*	$2,035	$304	283	2,622
Segment pre tax profit (loss)	$(2,087)	$1,903	(21)	(205)
Segment assets	$45,383	$15,572	8,259	69,214
Investment in long-lived assets	$18,506	$521	—	19,027
For the nine months ended September 30, 2005
Revenues	$38,418	$7,125	—	45,543
Interest income	$359	$6	—	365
Interest expense	$14	$—	—	14
Depreciation and amortization*	$1,461	$133	57	1,651
Segment profit	$8,328	$1,486	(2,497)	7,317
Segment assets	$45,284	$3,450	9,581	58,315
Investment in long-lived assets	$12,326	$243	—	12,569

*	Included in depreciation and amortization above is amortization of stock based compensation in the amounts $403 and $113 for the three months ended September 30, 2006 and 2005; and $1,076 and $300 for the nine months ended September 30, 2006 and 2005.

We ship products from two locations in the United States. Substantially all long-lived assets were located in the United States. Sales to international customers amounted to approximately $15.3 million and $13.7 million during the nine months ended September 30, 2006 and 2005. Long-lived assets include property and equipment, goodwill, software development costs, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

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

We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers purchased from a Japanese manufacturer. We sell our IVD urine microscopy analyzers and the iChem 100, our new semi-automated chemistry analyzer introduced in the third quarter of 2006 on a global basis. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranties and, spare parts from international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue will continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales of automated instruments are direct to the customer through our sales force, whereas international IVD sales, with the exception of France, are through independent distributors. Domestic sales of our new urine chemistry instrument and strips (iChem 100 and vChem) are through distributors with support from a third party sales organization. Sales in France are direct to end use customers. International IVD sales represented 28% of consolidated revenues during the nine months ended September 30, 2006 as compared to 28% during fiscal 2005 and 17% in fiscal 2004. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Since international IVD sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we do not incur sales and marketing costs for such sales. Our Sample Processing products are sold worldwide through distributors.

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

On April 3, 2006 we acquired Leucadia Technologies, Inc., a development stage molecular diagnostics company. With this acquisition we acquired significant core technology and know-how for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

Pursuant to the acquisition agreement we paid $3,332 in cash, 272,375 shares of IRIS common stock, valued at $4,200, deferred stock units for 51,879 shares of IRIS common stock valued at $800 and $231 of transaction fees. In addition, we will issue up to 108,950 shares of IRIS common stock and deferred stock units for 20,752 shares of IRIS common stock as earn-out consideration if certain regulatory and sales milestones are achieved.

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

The following table summarizes product technology expenditures for the periods indicated:

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Total product technology expenditures	$2,657	$1,789	$12,337	$4,834
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	(136)	—	(136)	(171)
Less: amounts reimbursed through grants for government sponsored research and development	(348)	(468)	(1,269)	(1,301)

Research and development expense as reported in the consolidated statements of operations	$2,173	$1,321	$10,932	$3,362

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition – Revenues are primarily derived from the sale of IVD instruments, sales of consumable supplies and services for IVD systems as well as sales of sample processing instruments and related supplies. Revenue is recognized once all of the following conditions have been met: a) an authorized purchase order has been received in writing with a fixed and determinable sales price, b) customer credit worthiness has been established, and c) delivery of the product based on shipping terms. The majority of domestic IVD instrument sales generally includes installation and training to be performed.

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

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to ninety months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Inventory valuation – We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We recognize that although we have introduced our iQ200 product line of analyzers, an installed based of our legacy products still exist. We maintain a base supply of service parts for these products, a portion of which is classified as a long-term asset on our balance sheet. Management will periodically review the carrying value of such parts to ensure that they continue to have net realizable value.

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

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
Revenues
IVD instruments	$7,477	42%	$6,347	40%	$19,429	38%	$19,765	43%
IVD consumables and service	7,775	43%	7,067	44%	22,779	45%	18,653	41%
Sample processing	2,756	15%	2,588	16%	8,513	17%	7,125	16%

Total revenues	18,008	100%	16,002	100%	50,721	100%	45,543	100%

Cost of Goods Sold
IVD instruments	4,432	59%	3,540	56%	10,839	56%	11,413	58%
IVD consumable and service	3,976	51%	3,030	43%	10,600	47%	7,944	43%
Sample processing	1,460	53%	1,324	51%	4,442	52%	3,588	50%

Total costs	9,868	55%	7,894	49%	25,881	51%	22,945	50%

Gross margin	8,140	45%	8,108	51%	24,840	49%	22,598	50%

Operating expenses
Marketing and selling	2,718	15%	2,659	17%	7,674	15%	7,526	17%
General and administrative	2,284	13%	1,740	11%	7,229	14%	4,783	11%
Research and development, net	2,173	12%	1,321	8%	10,932	22%	3,362	7%

Total operating expenses	7,175	40%	5,720	36%	25,835	51%	15,671	35%

Operating income (loss)	965	5%	2,388	15%	(995)	-2%	6,927	15%

Net income	$774	4%	$1,542	10%	$(2,045)	-4%	$4,390	10%

Comparison of the three months ended September 30, 2006 to 2005

Net revenues for the three months ended September 30, 2006 increased 13% from the prior year quarter. Revenues from the IVD urinalysis segment totaled $15.3 million in the current quarter, up from $13.4 million in the prior year quarter. Sales of IVD instruments increased to $7.5 million from $6.3 million, an 18% increase from the prior year quarter. The increase in instrument sales is due primarily to a significant increase in domestic sales resulting in a higher mix of domestic versus international sales of iQ200 analyzers and systems during the current quarter as compared to sales during the prior year period. Sales of IVD consumables and service increased to $7.8 million from $7.1 million, an increase of $0.7 million or 10%, primarily due to the larger installed base of instruments. Revenues from the sample processing segment increased to $2.8 million from $2.6 million, or 6%. This increase is primarily due to increased unit sales of our new Express 3 centrifuge.

Consolidated gross profit margins decreased to 45% of revenues as compared to 51% during the prior year quarter. IVD instruments gross margin was 41%, a reduction from 44% for the same period a year ago The decline is primarily attributable to a $0.4 million charge during the quarter for estimated sales returns allowances of $0.4 million resulting from a concerted effort to upgrade certain customers who currently utilize our Legacy systems. Margins on IVD consumables and service declined to 49% as compared to 57% in the prior year quarter. The decline included the effects of higher spare parts usage of $0.2 million; an adjustment to our physical inventory of $0.2 million and continued low margins on the chemistry strips manufactured in Germany.

Marketing and selling expenses totaled $2.7 million for the three months ended September 30, 2006 approximately the same as in the prior year quarter. As a percentage of sales such expenses during the current quarter and prior year quarter were 15% and 17%, respectively. During the current quarter the company incurred additional stock based compensation expense of approximately $0.1 million resulting from the adoption of SFAS No. 123R.

General and administrative expenses increased in the quarter to $2.3 million from $1.7 million in the prior year quarter. The increase includes approximately $0.3 million of professional fees related to compliance with Sarbanes Oxley, $0.2 million of additional personnel costs during the quarter, and $0.1 million of costs associated with the adoption of SFAS No. 123R. As a percentage of sales, general and administrative expenses were 13% during the current quarter as compared to 11% for the prior year quarter.

Net research and development amounted to $2.2 million during the current quarter as compared to $1.3 million in the prior year quarter. Research and development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $0.4 million and $0.5 million the three months ended September 30, 2006 and 2005 respectively. The increase in research and development expense includes approximately $0.6 million relating to molecular diagnostics programs initiated with our acquisition of Leucadia Technologies and $0.3 million of incremental development expense related to the design of our new automated urine chemistry analyzer for the international market.

Interest income during the quarter amounted to $267, an increase from $189 in the prior year quarter and relates primarily to our investment of excess funds during the quarter plus interest received on sales-type equipment leases. Interest expense during the current quarter increased to $5 as compared to $2 in the prior year quarter.

During the third quarter of 2006 the income tax provision of $0.5 million was 37% of pre tax income versus 40% in the prior year quarter. The tax provision continues to be a non-cash item, since we have significant deferred tax assets relating to tax loss carryforwards.

Comparison of the nine months ended September 30, 2006 to 2005

Net revenues for the nine months ended September 30, 2006 increased 11% from the prior year period. Revenues from the IVD urinalysis segment totaled $42.2 million during the current year nine month period, up from $38.4 million in the prior year period. Sales of IVD instruments decreased to $19.4 million from $19.8 million, a 2% decrease from the prior year period. The decrease in instrument sales is a result of the reduction in international sales of the iQ200 analyzers during the current year nine month period as compared to the same period in 2005. As of the result of the increase in domestic sales in the third quarter, year to date domestic instrument sales recovered to end at the same level as the prior year period. Sales of IVD consumables and service increased to $22.8 million, up from $18.7 million, an increase of $4.1 million or 22%, primarily due to the larger installed base of instruments. Revenues from the sample processing segment increased to $8.5 million from $7.1 million, or 19%. This increase is primarily due to increased sales of our new Express 3 centrifuge and DNA processing stations.

Consolidated gross profit margins declined slightly to 49% of revenues as compared to 50% during the prior year nine month period. For the IVD instruments, margins improved to 44% of related revenues as compared to 42% for the prior year period. The increase in the instrument margins was associated with reduced material costs through change in suppliers and negotiated price reductions with the remaining supplier base. The margins on IVD consumables and service declined from 57% in 2005 to 53% in 2006. The decline is primarily a result of the chemistry strip manufacturing operation in Germany acquired last year operating below capacity as well as the previously mentioned adjustments which occurred in the third quarter. Margins on our sample processing instruments and supplies were two percentage points lower during the current year period due to an increase in OEM customer mix from the prior year period.

Marketing and selling expenses totaled $7.7 million for the nine months ended September 30, 2006 as compared to $7.5 million in the prior year nine month period, and as a percentage of sales such expenses were 15% in 2006 as compared to 17% in 2005. During the current year period, we incurred an additional $0.2 million of stock based compensation expense.

General and administrative expenses increased to $7.2 million from $4.8 million during the prior year period. The increase includes approximately $0.9 million of additional personnel costs, $0.4 million of professional fees related to compliance with Sarbanes Oxley, $0.4 million of stock based compensation, $0.4 million related to bad debt expense and $0.3 million of recruiting expense.

Net research and development expense as shown in the accompanying statements of operations amounted to $10.9 million during the current nine month period as compared to $3.4 million in the prior year nine month period. Research and Development expenses were net of reimbursed costs received from governmental research and development grants, which amounted to $1.2 million and $1.3 million during the nine months ended September 30, 2006 and 2005.As a result of our acquisition of Leucadia Technologies on April 3, 2006, we acquired significant in-process research and development expense for bacteria and cancer detection applications which we valued at $5.2 million in the second quarter of 2006. The increase in research and development expense includes approximately $1.0 million relating to molecular diagnostics programs initiated with our acquisition of Leucadia Technologies, $0.4 million of incremental development expenses related to the design of our new automated urine chemistry analyzer for the international market.

Interest income during the nine months ended September 30, 2006 amounted to $773, an increase from $365 in the prior year and relates primarily to our investment of excess funds during the year plus interest received on sales-type equipment leases. Interest expense was $17 and $14 for the first nine months of 2006 and 2005, respectively.

During the first nine months of 2006, the income tax provision of $1.8 million resulted from the exclusion of $5.2 million of in-process research and development expense from taxable income. The tax provision continues to be a non-cash item, since we have significant deferred tax assets relating to tax loss carryforwards.

Off-Balance Sheet Arrangements

At September 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD urinalysis systems and the sales of consumables and service for these systems as well as the sale of sample processing instruments and related supplies. During the first nine months of 2006, our cash, cash equivalents. This decrease is mostly a result of the acquisition of Leucadia Technologies Inc. and facilities expansion in anticipation of new product development initiatives.

Operating Cash Flows

Cash provided by operations for the current year nine month period amounted to $3.6 million compared to cash provided by operations of $1.2 million in the prior year. Cash provided by operations for the nine months resulted primarily from the net loss adjusted for non-cash items ($5.5 million) partially offset by an increase in sales-type leases ($3.0 million) financed internally.

The relationship of receivables to revenues is unchanged at 69 days sales in accounts receivable as compared to the beginning of the year. The number of days of sales in inventory decreased to 70 days as compared to 86 days at the beginning of the year. The inventory turn rate is 5.2 times.

Investing Activities

Cash provided in investing activities totaled $8.7 million during the nine months ended September 30, 2006 primarily as a result of selling marketable securities of $15.4 million partially offset by cash paid to acquire Leucadia Technologies ($3.3 million) and additions to property and equipment of $3.0 million ($0.7 million in 2005). Capital expenditures in 2006 include $1.9 million for facility expansion and upgrading in our California and Massachusetts locations, and $300k in additions to production equipment.

Financing Activities

For the nine months ended September 30, 2006, financing activities provided $1.2 million of cash, compared to $3.5 million provided during the prior year. During the current year, we received $1.2 million from issuances of shares of common stock compared to $3.5 million in the prior year.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of September 30, 2006, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of September 30, 2006, we were in compliance with such covenants.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations. However additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available, on terms acceptable to us.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007, the beginning of our 2007 fiscal year. We do not expect the adoption of this statement to have a material impact on our financial statements.

In September 2006, the SEC issued SAB 108, “Topic 1N—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on quantifying prior year errors for the purpose of evaluating materiality on current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposed under generally accepted accounting principles. As a result of SFAS 157, there is a common definition of fair value to be used throughout GAAP, SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our financial position and results of operations.

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

As of September 30, 2006, we have deferred tax assets of approximately $5.5 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. Although we believe that the deferred tax asset is recoverable, there is no assurance that we will be able to generate taxable income in the years that the differences reverse. Also, if we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

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

Our business is exposed to various market risks relating to fluctuations in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We had no debt at September 30, 2006.

Interest Rates

At September 30, 2006, we did not have any outstanding indebtedness subject to interest rate fluctuations. All of our cash equivalents are held in United States bank accounts and we do not believe we have significant market risk exposure with regard to our investments.

Foreign Currencies

We are subject to some currency risk on purchases of products from a Japanese manufacturer. Our purchases of products from our Japanese supplier are negotiated annually and may be affected by changing foreign currency rates.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Since the date of the most recent evaluation of our internal controls over financing reporting by the Chief Executive Officer and Interim Chief Financial Officer, we have identified certain significant deficiencies in such controls and plan to implement the following controls:

•	Field Service Accounting—a deficiency in the area of field service inventory control was identified during the third quarter resulting in a significant third quarter adjustment. We have recently hired a new Vice President of Global Service who has implemented a number of changes to our control structure to strengthen this area in order to eliminate the deficiency.

•	Leasing Accounting—a deficiency in the area of lease contract administration was noted during the quarter resulting in a significant third quarter adjustment. We will implement the appropriate procedures during the fourth quarter to correct this deficiency.

Limitations on the Effectiveness of Controls

We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States. However, the Company’s management, including the CEO and Interim CFO, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no absolute assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 4.	Submission of Matters to a Vote of Security Holders

On August 4, 2006, we held our 2006 Annual Meeting of Shareholders. At the annual meeting, there were 17,854,185 shares entitled to vote, including 17,854,185 shares of common stock. There were 15,549,881 shares (87.1% of the shares entitled to vote) represented at the meeting in person or by proxy. The only matters submitted to the shareholders at the annual meeting were (a) the election of 7 directors, and (b) the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

Immediately prior to and following the meeting, the Board of Directors was comprised of Thomas H. Adams, Ph.D. , Steven M. Besbeck , César M. García, Michael D. Matte, Richard G. Nadeau, Ph.D., Stephen E. Wasserman, and Richard H. Williams.

The following summarizes vote results for those matters submitted to our stockholders for action at the annual meeting:

1. Proposal to elect Thomas H. Adams, Ph.D., Steven M. Besbeck , César M. García, Michael D. Matte, Richard G. Nadeau, Ph.D., Stephen E. Wasserman, and Richard H. Williams, for one year or until their successors have been elected:

Director	For	Withheld
Thomas H. Adams, Ph.D.	15,416,962	132,919
Steven M. Besbeck	15,411,790	138,091
César M. García	15,413,950	135,931
Michael D. Matte	15,480,903	68,978
Richard G. Nadeau, Ph.D.	15,444,820	105,061
Stephen E. Wasserman	15,480,253	69,628
Richard H. Williams	15,474,913	74,968

1. Proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstained
15,502,237	29,557	18,087

Item 6.	Exhibits

Exhibit Number	Description	Reference Document

10.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer	(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer	*

*	filed herewith

(1)	Filed as an Exhibit to our Current Report on Form 8-K dated September 20, 2006 (File No. 001-11181)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006

IRIS INTERNATIONAL, INC.

By:	/s/ CESAR M. GARCÍA
César M. García
President and Chief Executive Officer

By:	/s/ VERONICA O. TARRANT
Veronica O. Tarrant
Interim Chief Financial Officer