Form 10-K/A
period 2006-12-31
IRIS INTERNATIONAL INC
filed 2007-04-30
CIK 319240

UNITED STATES

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

The Registrant had 18,188,868 shares of Common Stock outstanding on April 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

STATEMENT REGARDING AMENDMENT NO. 1

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) is being filed for the purpose of amending and restating Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007 (the “Original Filing”). Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our directors and other executive officers as of April 26, 2007:

Name	Age	Position with the Company
Director:
Richard H. Williams	70	Chairman of the Board
Steven M. Besbeck	59	Director
Michael D. Matte	48	Director
Richard G. Nadeau, Ph.D.	71	Director
Cesar M. Garcia	54	Chief Executive Officer, President and Director
Thomas H. Adams, Ph.D.	64	Chief Technology Officer and Director
Stephen E. Wasserman	61	Director

Other Executive Officers:
Veronica O. Tarrant	45	Interim Chief Financial Officer, Vice President, Finance and Corporate Controller
Thomas E. Warekois	53	Corporate Vice President and President, Diagnostics Business Unit
Robert A. Mello	53	Corporate Vice President and President, Iris Sample Processing
John U. Yi	46	Corporate Vice President, Operations

Directors

Richard H. Williams. Richard H. Williams has served as a director since June 2003 and was elected Chairman of the Board in March 2004. Mr. Williams, an experienced businessman and entrepreneur, has served as a consultant to many emerging growth companies since 1980. In 1994, Mr. Williams became a director and helped structure, finance and take public InTime Systems International, a Nasdaq listed software company, selling human resource payroll products to Fortune 1000 companies. The company was sold to Aris Corporation in July 1998. In 1988, Mr. Williams purchased Restor Industries, a telecommunications service company, with a group of investors. Mr. Williams was appointed Chairman and Chief Executive Officer and, after several acquisitions, took Restor public. Previously, he was Chairman and Chief Executive Officer of several private companies, including an oil and gas exploration company and a telecommunications engineering service company in the U.S. and Taiwan. From 1970 to 1980, he was Vice President of a $100 million consumer product division of Pfizer Inc. Mr. Williams holds a B.S. in Business and Finance from New York University.

Steven M. Besbeck. Steven M. Besbeck has served as a director since 1990. He is President, Chief Executive Officer of Aspyra, Inc., a position he has held since 1983, as well as one of its directors since 1980. Aspyra, a publicly traded company (AMEX: APY), designs, develops, services and markets clinical and diagnostic information systems for laboratory, pharmacy and radiology departments in hospitals, clinics and other healthcare providers. Prior to that, Mr. Besbeck was a director, President and Chief Executive Officer of American Cytogenetics, Inc., a provider of specialty clinical laboratory services from 1975 through 1983. Mr. Besbeck holds a B.S. in Finance from California State University, Long Beach.

Michael D. Matte. Michael D. Matte has served as a director since January 2004. Mr. Matte currently is President of Matte Holdings, a financial advisory consulting firm he founded in March 2006. From 2001 to January 2006, Mr. Matte served as Cyberguard Corporation’s Chief Financial Officer which was sold in January of 2006. From 1981 to 1992, he was employed by Price Waterhouse as a senior audit manager. From 1992 to 1998, he served as Chief Financial Officer for InTime Systems International, and from 1998 to 2001, he served as Chief Financial Officer for AmeriJet International. Mr. Matte is a Certified Public Accountant and holds a B.S. in Accounting from Florida State University.

Richard G. Nadeau, Ph.D. Richard G. Nadeau has served as a director since January 1999 when the Board was enlarged from four to five members. He is Founder and Chairman of Vistair Ventures, a company he founded in 1984 that funds small businesses during their seed phase primarily in the high technology fields. Concurrently, Dr. Nadeau held senior positions with various IVD equipment companies, including Chairman and Chief Executive Officer of Cytometrics, Inc., President and Chief Executive Officer of EM Diagnostic Systems, Inc., Senior Vice President and Chief Technical Officer of Technicon Instrument Corporation, President of the Diagnostics Division (North America) of Technicon Instrument Corporation, President of Ortho Diagnostics, Inc., a subsidiary of Johnson & Johnson, Inc., and Worldwide Marketing Manager for the Automatic Clinical Analysis Division of E.I. DuPont de Nemours & Co. He currently serves on the Board of Directors for the Advanced Medical Technology Association. Dr. Nadeau is a former President of the National Committee for Clinical Laboratory Standards and former Board Member of the European Committee for Clinical Laboratory Standards. Dr. Nadeau is a Fellow in the National Academy of Clinical Biochemistry. He earned his B.S. in pre-Med and M.S. in Biochemistry at the University of New Hampshire and his Ph.D. in Biochemistry at West Virginia University.

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

Thomas H. Adams, Ph.D. Dr. Adams has served as a director since June 2005. Dr. Adams has served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, since 1998. In 1989 Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Before founding Gen-Probe, Dr. Adams has also held management positions at Technicon Instruments and the Hyland Division of Baxter Travenol, and served as a director of Biosite Diagnostics, Inc., a publicly held medical research firm, from 1989 to 1998 and as a director of Invitrogen, a publicly held company that develops, manufactures and markets research tools and products, from 2000 to 2002. Dr. Adams currently serves as a director of La Jolla Pharmaceutical Co., a publicly held company that develops and markets novel therapeutics for antibody-mediated autoimmune diseases and Xenomics Inc., a privately-held company. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside.

Stephen E. Wasserman. Mr. Wasserman has served as a director since April 2006. Mr. Wasserman is currently President of Wasserman & Assoc., a consulting firm, and most recently was Group Vice President – Diagnostic Systems Products of Olympus America Inc., the U.S. business center for Tokyo-based Olympus Corporation, the $5 billion developer of opto-digital based products for the consumer, medical and diagnostics markets. Mr. Wasserman, who joined Olympus in 1997, directed the North American operations for the Company’s global In Vitro Diagnostics product business based in Melville, N.Y. Prior to Olympus, from 1994 - 1997 Mr. Wasserman was Chief Financial Officer of Datascope Corp. and President, Patient Monitoring Division, a Montvale, N.J.-based $210 million manufacturer and distributor of medical devices. From 1989 - 1993, he served as Vice President of NY Blood Center, Inc., and General Manager of its Melville Biologics, Inc. division, a manufacturer, marketer and developer of biopharmaceutical products. Mr. Wasserman previously held key positions from 1981 - 1989 with Technicon Instruments Corp. (now Bayer Diagnostics) in Tarrytown, N.Y., serving as Vice President, General Manager, North America and Vice President and Controller. Mr. Wasserman is a Certified Public Accountant and received a BBA from City College of New York, Baruch School of Business.

All directors are elected to serve for a one-year term or until their successors are elected.

Other Executive Officers

Veronica O. Tarrant. Veronica Tarrant joined IRIS in October 2006 as Vice President of Finance and Corporate Controller and was appointed Interim Chief Financial Officer effective November 7, 2006. Prior to joining IRIS, Ms. Tarrant was employed by Power-One, Inc., a manufacturer of power conversion products, first as Controller for one of its divisions (2000-2002), and later as Vice President, Finance (2002-2005) and then Vice President of Finance and Chief Accounting Officer (2005-2006). Prior to Power-One, Inc., Ms. Tarrant served as the Controller for Schlumberger ATE, a manufacturer of automated test equipment for the semiconductor industry. Ms. Tarrant has a Bachelor’s degree in Economics from Pomona College in Claremont, California, and a Masters Degree in Business Administration from Pepperdine University in Malibu, California.

Thomas E. Warekois. Thomas Warekois joined IRIS in March 2007 as Corporate Vice President and President of the Iris Diagnostics Business Unit. Prior to joining IRIS, Mr. Warekois spent 27 years with the Bayer HealthCare Diagnostics Division, based in Tarrytown, N.Y. Mr. Warekois held several senior executive positions at Bayer Diagnostics, including Vice President of the Lab Testing Segment, Marketing and General Manager of Bayer Diagnostics in the Middle East, Eastern Europe and Africa. He also served as Vice President of Hematology Marketing. Mr. Warekois earned a Bachelor’s degree in biology from Hartwick College in Oneonta, N.Y. He has a Master’s degree in Business Administration from Pace University’ Lubin Scholl of Business in New York.

John U. Yi. John Yi joined IRIS in September 2003 and is the Corporate Vice President, Operations. Mr. Yi is responsible for all Manufacturing, Material Control, Purchasing, Supplier Quality, Parts Repair, Facilities and Operations Engineering. Prior to joining IRIS, Mr. Yi held the position of Vice President of Operations with Alcatel Corporation (formerly Xylan) from 1996 through 2002. John holds a Bachelor’s degree in Business Administration—Accounting from California State University in Hayward, California. He brings to IRIS an excellent track record in operations management, program management, engineering technical services and significant experience in high-growth, high revenue manufacturing companies.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, our directors and officers and our significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) are required to file with the Securities and Exchange Commission and IRIS reports of ownership, and changes in ownership, of common stock. Based solely on a review of the reports received by us, we believe that, during the year ended December 31, 2006, all of our officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a), except one Statement of Changes in Beneficial Ownership on Form 4, reporting one transaction, was filed late by each of Mr. Alfano, Mr. Mello, Mr. Garcia and Mr. Yi, relating to restricted stock awards.

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

Audit Committee

Our Board of Directors maintains a standing audit and corporate governance committee. The committee currently consists of Richard Williams, Steven Besbeck, and Michael Matte, all of whom qualify as “independent” directors within the meaning of the applicable rules for companies traded on The NASDAQ Global Market (NASDAQ). The Board of Directors has determined that each of Steven Besbeck and Michael Matte is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K. The Board has also determined that each committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the audit and corporate governance Committee. The Committee reviews the scope and results of the year-end audit with management and the independent auditors, reviews and discusses the adequacy of the Company’s internal controls and recommends to the Board of Directors selection of independent auditors for the coming year. The Board of Directors has adopted a written charter for the Audit Committee.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Philosophy on Executive Compensation – The Company’s business vision is built around our desire to hire and retain the most talented executives and employees in the industry. We believe that a strong management team is necessary to realize our operating goals of achieving significant market share by delivering the best products and service in our industry at competitive prices in a positive and rewarding working environment for our employees.

We strive to exceed our customers’ expectations through exceptional service at every point of contact and through products and services that deliver what clients care about the most. In order to achieve these goals, we must attract, retain and properly motive exceptional executives.

Our executive compensation program is designed to:

•	motivate and retain executive officers,

•	award the achievement of short-term and long-term performance goals,

•	establish an appropriate relationship between executive pay and short-term and long-term performance, and

•	align executive officers’ interests with those of the Company’s shareholders.

We attempt to achieve these objectives by offering a compensation program comprised of base salary, annual cash incentive awards, and equity-based compensation.

Determining Executive Compensation. The Compensation and Nominating Committee of the Board of Directors is primarily responsible for determining the annual salaries and other compensation of executive officers. The Committee has adopted a general approach of compensating executives with cash salaries commensurate with the experience and expertise of the executive and competitive with median salaries paid to executives at comparable companies. To reward executives for their contributions to the achievement of Company-wide performance goals, incentive bonus awards are established at a level designed to ensure that when such payouts are added to the executive’s base salary, the total compensation for above-average performance will exceed the average compensation level at comparable companies. In addition, to align its executives’ compensation with the Company’s business strategies, values and management initiatives, both short and long term, executive officers are provided with long-term performance incentives.

The Committee also considers the compensation levels of executive officers at other publicly traded and private companies. The Committee has collected information regarding compensation levels at other companies over the last several years from a variety of sources, including proxy statements and compensation reports and surveys published or prepared by compensation consulting firms. Using this information, the Committee generally establishes base compensation levels (including stock options) comparable to the median compensation levels of their counterparts at comparable companies.

During 2005, the Committee engaged a compensation consulting firm to evaluate and make recommendations about the Company’s director and employee compensation programs. The consulting firm came up with the following recommendations which were implemented by the Company for 2006:

1.	Adjusted executive compensation based on current market conditions and

2.	Implemented a management incentive bonus plan (“MIBP”) to provide for both short-term and long term compensation.

Compensation Elements

The Company’s compensation package for executive officers consists of base salary, annual cash incentive (bonus) awards, and equity-based compensation. The executive officers are also eligible to participate in all of the Company’s employee benefit plans.

Base Salaries. Base salaries are initially determined based on average base salaries paid at comparable companies for similarly situated executives, and then adjusted based on an assessment of individual performance and contributions. For executive officers, base salaries often are the subject of extensive negotiation with the individual executive, and the amount ultimately agreed upon depends on many factors, including competition for the executive’s services.

Management Incentive Bonus Plan. The Company has a Management Incentive Bonus Plan (MIBP) to reward participants with a combination of short-term and long-term compensation awards. The short-term awards are primarily comprised of cash bonuses, whereas the long-term awards are comprised of a combination of restricted stock awards and stock option grants. The awards reflect the executives’ contribution to the achievement of Company-wide performance goals and individual performance goals. All executive officers of the Company participate in the MIBP. MIBP payouts are established at a level designed to ensure that when such payouts are added to a participant’s base salary, the total compensation for above-average performance will exceed the average compensation level at comparable companies. Awards are generally made only to MIBP participants when their division of the Company, or the Company as a whole, exceeds budgeted operating income goals, which are determined by the Board of Directors during the first quarter of the applicable fiscal year. Executives that join the Company in the middle of a fiscal year typically are entitled to a pro-rated bonus based on the portion of the year they were at the Company. Additionally, certain executives may be awarded bonuses based on attaining personal objectives set by the Compensation Committee or the Chief Executive Officer. Accordingly, although the MIBP is utilized, the ultimate incentive awards are at the discretion of the Compensation Committee and the Board of Directors.

The MIBP short-term awards are normally paid in cash, but at the discretion of the Compensation Committee and the Board of Directors, such awards may be paid in stock options and restricted stock. Long-term compensation awards include a combination of options and restricted stock based on the predetermined award. The number of options and restricted shares is determined based on values assigned to each respective award as determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, “Share-Based Compensation” (“FAS 123R”). The relative split between options and restricted shares is determined by the Compensation Committee. For 2006, the value of long-term compensation awards was paid 75% in option shares and 25% in restricted stock.

Restricted Stock Grants. As part of the MIBP, the Company awards restricted shares of its Common Stock to provide employees with an opportunity to share with the stockholders in the long-term performance of the Company. The Committee generally grants restricted stock annually to executive officers as well as certain other employees. Awards are also made to certain executives upon commencement of employment and, occasionally, following a significant change in job responsibility, scope or title or a particularly noteworthy achievement. Restricted stock awards have a four-year vesting, 25% after one year from date of award and then 6 1/4% quarterly thereafter. The Committee has established general guidelines for determining the size of periodic restricted stock awards based upon several factors, including the salary and performance of the recipient and the market price of the Common Stock at the time of grant. The size of the awards is targeted at competitive levels.

Stock Option Plans. As part of the MIBP, the Company also awards stock options to provide employees with an opportunity to share with the stockholders in the long-term performance of the Company. The Committee generally grants stock options on a periodic basis to all eligible employees. Grants are also made to certain employees upon commencement of employment and, occasionally, following a significant change in job responsibility, scope or title or a particularly noteworthy achievement. Beginning in 2002, stock options generally have a four-year vesting schedule and expire five years from the date of grant. Currently, the exercise price is based on the average closing price of IRIS International’s common stock for the ten trading days immediately following the date the award is granted. The Compensation Committee has established general guidelines for determining the size of periodic stock option grants based upon several factors, including the salary and performance of the recipient and the market price of the Common Stock at the time of grant.

Employee Stock Purchase Program. The Company maintains a stock purchase plan that permits all employees to purchase shares of Common Stock at a discount of 15% from the then-current market price. Employees may invest up to 15% of their total compensation and must hold the shares for one year. If the employee resigns from the Company or is terminated for cause during the holding period, the Company may repurchase the shares at the employee’s original purchase price. The Company’s right to repurchase the shares automatically terminates early under certain circumstances such as upon a sale of the Company.

Report of Compensation Committee

The Compensation and Nominating Committee of the Board of Directors is primarily responsible for determining the annual salaries and other compensation of executive officers and administering the Company’s stock option and stock purchase plans. During 2006, Richard H. Williams, Michael D. Matte, Richard G. Nadeau and Stephen E. Wasserman served on the Compensation and Nominating Committee, all of whom were independent directors pursuant to applicable NASDAQ rules. In connection with its deliberations, the Committee seeks the views of the Chief Executive Officer with respect to appropriate compensation levels of the other officers.

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and based on such review and discussion has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report and in the Company’s proxy statement on Schedule 14A.

Compensation Committee

Richard G. Nadeau (Chairman)

Richard H. Williams

Michael D. Matte

Stephen E. Wasserman

Summary Compensation Table

The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during 2006, the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of the 2006 whose compensation exceeded $100,000, Bernard M. Alfano, whose service as an executive officer terminated in November 2006 (referred to as named executive officers), information concerning all compensation paid for services to us in all capacities for 2006.

Name and Principal Positions	Year	Salary	Non-equity Incentive Plan Compensation(1)	Stock Awards(2)	Option Awards(2)	All Other Compensation(3)	Total
Cesar M. Garcia President and Chief Executive Officer	2006	$373,449	$84,375	$40,659	$119,151	$18,600	$636,234

Martin G. Paravato Corporate Vice President and Chief Financial Officer (4)	2006	$95,481	—	—	—	$215,480	$310,961

Donald C. Mueller Corporate Vice President and Chief Financial Officer (5)	2006	$215,423	—	$25,756	$70,670	$92,426	$404,275

Veronica O. Tarrant Interim Chief Financial Officer, Vice President, Finance and Corporate Controller (6)	2006	$44,012	$12,500	7,938	6,666	—	$71,115

Thomas A. Adams, PhD Chief Technical Officer	2006	$183,042	—	—	—	$2,947	$185,989

Bernard M. Alfano Corporate Vice President and President, Diagnostics Business Unit (7)	2006	$227,082	—	$9,420	$27,605	$5,116	$269,224

Robert A. Mello Corporate Vice President and President, Iris Sample Processing	2006	$209,980	$52,920	$12,546	$36,769	$5,421	$317,636

John U. Yi Corporate Vice President, Operations	2006	$194,106	$25,650	$10,999	$32,236	$10,644	$273,635

(1)	These amounts represent the cash bonus paid to the Named Executive Officers as part of the MIBP during 2006.
(2)	These amounts represent the dollar value recognized for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123R, “Share-Based Compensation” (“FAS 123R”). The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards table of this Report. The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 23, 2007.
(3)	These amounts represent the aggregate incremental cost to the Company with respect to the perquisites and other personal benefits provided to the Named Executive Officer in 2006. The amounts include (a) the Company’s matching contributions to the Company’s 401(k) Plan, (b) life insurance premiums, (c) the dollar value of the difference between the price paid for common stock purchased under the Company’s Employee Stock Purchase Plan and the fair market value of such shares on the date of purchase, (d) automobile allowances, (e) relocation expenses, including moving expenses, the costs of a furnished apartment, and third party costs incurred in the sale of a residence, (f) severance pay, (g) consulting fees following termination of employment, and (h) vacation payout upon termination of employment, as follows:

Name	401(k)	Life	ESPP	Auto	Relocation	Severance	Consulting	Vacation	Total
Mr. Garcia	$4,400	$1,457	$6,743	$6,000	—	—	—	—	$18,600
Mr. Paravato	$4,400	$2,638	—	—	—	$153,846	$26,000	$28,596	$215,480
Mr. Mueller	—	—	—	—	$92,426	—	—	—	$92,426
Dr. Adams	—	$2,947	—	—	—	—	—	—	$2,947
Mr. Alfano	$4,400	$716	—	—	—	—	—	—	$5,116
Mr. Mello	$4,400	$1,021	—	—	—	—	—	—	$5,421
Mr. Yi	$4,400	$950	$5,294	—	—	—	—	—	$10,644

(4)	Mr. Paravato’s compensation includes his regular salary through the day of his retirement on May 11, 2006.
(5)	Mr. Mueller’s employment as CFO commenced May 12, 2006 and ceased on November 7, 2006.
(6)	Effective November 7, 2006, Ms. Tarrant was appointed Interim Chief Financial Officer. Previously, Ms. Tarrant served as the Company’s Vice President of Finance from September 25, 2006.
(7)	Mr. Alfano resigned in November 2006.

Awards granted under the MIBP were lower than the target amounts fixed by the Compensation Committee at the beginning of 2006. The primary reason was that the Company didn’t achieve its financial goals of revenues and operating income. Accordingly the awards for 2006 as determined by the Compensation Committee and the Board of Directors were as follows: Mr. Garcia received 45% of his targeted cash award and 50% of his targeted stock and options awards; Mr. Yi received 45% of his targeted cash award and 88% of his targeted stock and options awards; whereas Mr. Mello received 84% of his targeted cash award and 80% of his targeted stock and options awards. With respect to Mr. Mello who is the president of the Company’s Sample Processing division, his awards were higher because his division exceeded its financial goals for 2006. Ms. Tarrant received partial year awards, since her employment commenced in September 2006.

Grants of Plan-Based Awards in Fiscal 2006

The following table provides information about equity-awards granted to each named executive officer that received awards in 2006 under the Company’s Amended and Restated 1998 Stock Incentive Plan, which is the only plan pursuant to which awards were granted in 2006.

Name	Grant Date(1)	Approval Date(1)	All Other Stock Awards: Number of Shares of Stock or Units(2)	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise or Base Price of Option Awards(4)		Market Price on Grant Date(4)		Grant Date Fair Value of Stock and Option Awards(5)
Cesar M. Garcia	2/24/06 2/24/06	2/24/06 2/24/06	8,384 —	— 76,962	$	— 22.95	$	— 22.95	$ $	192,413 563,872

Donald C. Mueller	5/1/06 5/1/06	5/15/06 5/15/06	14,500 —	— 121,000	$	— 12.18	$	— 11.84	$ $	176,610 484,596

Veronica O. Tarrant	9/25/06 9/25/06	10/09/06 10/09/06	11,034 —	— 27,137	$	— 11.51	$	— 11.06	$ $	127,001 106,648

Bernard M. Alfano	2/24/06 2/24/06	2/24/06 2/24/06	2,155 —	— 19,781	$	— 22.95	$	— 22.95	$ $	49,457 144,928

Robert A. Mello	2/24/06 2/24/06	2/24/06 2/24/06	2,587 —	— 24,750	$	— 22.95	$	— 22.95	$ $	59,372 174,007

John U. Yi	2/24/06 2/24/06	2/24/06 2/24/06	2,268 —	— 20,822	$	— 22.95	$	— 22.95	$ $	52,051 152,555

(1)	The grant date of an option award is the date that the compensation committee fixes as the date the recipient is entitled to receive the award. The approval date is the date that the compensation committee approves the award.
(2)

Represents the number of restricted stock awards granted in 2006 to the Named Executive Officers. These awards vest over a four year period, 25% on the first anniversary of the Grant Date, and 6 1/4% per quarter thereafter.

(3)

Represents the number of stock options awards granted in 2006 to the Named Executive Officers. These awards vest over a four year period, 25% on the first anniversary of the Grant Date, and 6 1/4% per quarter thereafter.

(4)	The exercise price of option awards on February 24, 2006 is the market price on the date that the annual options were granted. The price for Mr. Mueller’s and Ms. Tarrant’s options were based on the average closing price of IRIS International’s common stock for the ten trading days immediately following the date of the awards whereas the market price on the date of grant is the closing price of IRIS International’s common stock on the grant dates.
(5)	The grant date fair value is generally the amount the company would expense in its financial statements over the award’s service period, but does not include a reduction for forfeitures.

Outstanding Equity Awards at Fiscal Year-End 2006

The following table provides information with respect to stock option and restricted stock awards held by each of the named executive officers as of December 31, 2006.

Name	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
		Exercisable(#)	Unexercisable(#)(1)
Cesar M. Garcia
	01/11/02 01/11/02 11/18/03 12/10/04 02/24/06	66,105 20,000 130,000 60,000	76,962	2.60 2.60 4.34 8.58 22.95	01/11/12 01/11/12 11/18/08 12/10/09 02/24/11	8,384	106,058

Martin G. Paravato
	1/05/04 12/10/05	29,960 20,500		6.25 8.58	1/05/09 12/10/10

Thomas H. Adams
	6/1/05 12/09/05	15,555 12,500		17.82 26.02	6/1/15 12/09/15

Veronica O. Tarrant
	09/25/06		27,137	11.51	09/25/11	11,034	139,580

Bernard M. Alfano(3)
	01/11/02 06/06/02 12/15/03 12/15/03 12/10/04 05/23/05 08/01/05	6,500 1,000 12,000 7,500 10,000 33,901 16,099		2.60 3.01 5.71 5.71 8.58 16.96 14.80	01/11/12 06/06/07 12/15/08 12/15/08 12/10/09 08/23/10 08/01/10

Robert A. Mello
	04/18/00 06/01/01 06/06/02 12/15/03 12/15/03 12/10/04 02/24/06	50,000 6,000 6,250 30,000 10,000 26,500	23,750	1.31 2.00 3.01 5.71 5.71 8.58 22.95	04/18/10 06/01/11 06/06/07 12/15/08 12/15/08 12/10/09 02/24/11	2,587	32,726

John U. Yi
	12/20/05 02/24/06	30,000	20,822	21.94 22.95	12/20/09 02/24/11	2,268	28,690

1.	These stock option awards vest 25% on the first anniversary of the date of grant and 6 1/4% per quarter thereafter.
2.	The market value of the restricted stock awards is based on the closing market price of IRIS International’s common stock as of December 31, 2006, which was $12.65 per share.
3.	Mr. Alfano was no longer an executive officer at December 31, 2006. His vested options could be exercised for a period of 90 days from his termination date.

Option Exercises and Stock Vested in Fiscal Year 2006

The following table provides information on stock option exercises for each of the named executive officers during 2006. No restricted stock awards held by named executive officers vested during 2006.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Cesar M. Garcia	20,000	$237,800

Martin G. Paravato	20,000	$64,000

John U. Yi	32,250	$533,043

Bernard M. Alfano	15,000	$92,275

Directors Compensation

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. The Compensation and Nominating Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation. The Board reviews the Compensation Committee’s recommendations and determines the amount of director compensation. The Compensation Committee can engage the services of outside advisers, experts, and others to assist the committee in determining director compensation.

During 2005, the Compensation Committee engaged an outside compensation consulting firm to aid in setting executive and director compensation.

The Board followed the recommendation of the Compensation Committee and increased the cash compensation for directors over 2005 levels but reduced the equity award compensation. The revised compensation levels are as follows:

•	annual retainer of $36,000;

•	board chairman additional fee of $36,000;

•	committee chairperson additional fee of $12,000 for the audit and corporate governance committee and $6,000 for the compensation and nominating committee;

•	travel stipend of $1,000 per day, for travel more than four hours, when attending board and committee meetings; and

•	stock option award for 10,000 shares.

In December 2006, each stock option award was made pursuant to the Amended and Restated 1998 Stock Incentive Plan and has an exercise price of $11.86 per share, exercisable immediately and expires five years from date of grant. Additionally, on April 6, 2006, pursuant to the stock incentive plan and in connection with his appointment to the Board of Directors, the Company issued to Mr. Stephen E. Wasserman an option to purchase 10,000 shares of Common Stock having an exercise price of $15.26 per share, which options were exercisable immediately and expire ten years from date of grant.

The following table details the total compensation earned by the company’s non-employee directors in 2006.

Director Summary Compensation

Director	Fees Earned or Paid in Cash	Option Awards(1)	All other Compensation	Total
Richard H. Williams	$80,000	$35,100		$115,100
Chairman of the Board
Steven M. Besbeck	$48,000	$35,100		$83,100
Chairman of the Audit Committee
Michael D. Matte	$46,000	$35,100		$81,100
Richard G. Nadeau, Ph.D.	$56,000	$35,100		$91,100
Chairman of the Compensation Committee
Thomas H. Adams, Ph.D. (2)	$9,000	—		$9,000
Stephen E. Wasserman (3)	$34,500	$71,233	$57,500	$163,233

(1)	These amounts represent the dollar value recognized for financial accounting purposes, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. The fair values of these option awards and the amounts expensed in 2006 were determined in accordance with FAS 123R. The assumptions used in determining the grant date fair values of these awards are set forth in the notes to the Company’s consolidated financial statements, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 23, 2007.
(2)	Dr. Adams ceased receiving compensation as a director at the time he became an employee in April 2006.
(3)	Mr. Wasserman received $57,500 for consulting services rendered during 2006. Mr. Wasserman’s cash compensation for serving as a director was pro-rated for the duration of his service in 2006.

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

On December 26, 2006, Mr. Garcia’s employment agreement was amended in order that any severance payments required under his employment agreement satisfy the relevant provisions of proposed regulations issued under section 409A of the Internal Revenue Code. Had Mr. Garcia’s employment been terminated at December 31, 2006 under circumstances entitling him to severance, he would have been entitled to $562,500 in cash severance payments in accordance with his employment agreement.

The Company entered into an employment agreement dated April 3, 2006, with Thomas Adams, the Company’s Chief Technology Officer. Pursuant to his employment agreement, Dr. Adams receives a salary of $250,000 per year. The agreement provides for four (4) weeks vacation. The agreement also provides for 12 months’ severance if Dr. Adams is terminated without cause.

The Company entered into an employment agreement with Donald C. Mueller, the Company’s Chief Financial Officer and Corporate Secretary, dated May 11, 2006. Pursuant to his employment agreement, Mr. Mueller received a salary of $275,000 per year. Upon execution of the employment agreement, Mr. Mueller was granted stock options to purchase 121,000 shares of the Company’s Common Stock at an exercise price based on the then fair market value. The agreement provides for four (4) weeks vacation. The agreement also provides for 12 months’ severance if Mr. Mueller is terminated without cause. Effective November 7, 2006, Mr. Mueller’s services with the Company ceased. Mr. Mueller subsequently asserted certain claims regarding his termination which were settled in April 2007.

The Company has a policy that provides that executive officers of the Company that don’t have employment agreements may receive nine to twelve months of severance payments should there employment with the Company be terminated by the Company without cause.

Compensation Committee Interlocks and Insider Participation.

During 2006, Richard H. Williams, Michael D. Matte, Richard G. Nadeau and Stephen E. Wasserman served on the Compensation and Nominating Committee. None of these Committee members were officers or employees of the Company during 2006, and were independent directors pursuant to applicable NASDAQ rules. During 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation and Nominating Committee or Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2006 regarding equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,821,417	$10.12	489,624
Equity compensation plans not approved by security holders	151,241	$7.85	0

Total	1,972,658	$9.98	489,624

Material Features of Equity Compensation Plans not Approved by Stockholders

Equity compensation plans not approved by security holders are summarized as follows:

1997 Nonstatutory Stock Option Plan. The 1997 Nonstatutory Stock Option Plan was adopted by the Board of Directors in 1997, and authorizes the issuance of options to purchase up to 600,000 shares of the Company’s common stock. The 1997 Plan is administered by the Company’s Compensation and Nominating Committee. There are 52,701 options still outstanding under this Plan. The Plan has expired resulting in no more options being available for grant.

During 2003, the Company issued inducement options to two individuals to purchase up to an aggregate of 290,000 shares of the Company’s common stock at an average exercise price of $2.51 per share, which stock options expire in January, 2008. At the time these options were granted, no additional shares were available for award under the l998 Stock Option Plan. At December 31, 2006, inducement options to purchase 72,600 shares of common stock remain outstanding.

During 2006, the Company acquired Leucadia Technologies and, in connection with the acquisition, assumed deferred stock units originally issued by Leucadia. These deferred stock units gave the holders the right to receive an aggregate of 51,879 shares of our common stock. At December 31, 2006, 25,940 shares of common stock remain to be issued pursuant to these deferred stock units.

Beneficial Ownership Table

The following table presents information regarding the beneficial ownership of our common stock as of April 26, 2007 with respect to:

•	each person who is known to us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	the Named Executive Officers; and

•	all of our directors and executive officers as a group

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock under warrants or options currently exercisable or exercisable within 60 days of the date of this information are deemed outstanding for purposes of computing the percentage ownership of the person holding such warrants or options but are not deemed outstanding for computing the percentage ownership of any other person. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding at April 26, 2007. Unless otherwise indicated, the persons named in this table have sole voting and sole investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each person listed is care of the Company, at 9172 Eton Avenue, Chatsworth, California 91311.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (2)
Richard H. Williams	110,100	*
Steven M. Besbeck	127,500	*
Richard G. Nadeau, Ph.D.	142,500	*
Cesar M. Garcia	361,915	1.96%
Michael D. Matte	55,000	*
Thomas H. Adams, Ph.D.	300,430	1.65%
Stephen Wasserman	26,000	*
John U. Yi	125,026	*
Robert A. Mello	164,439	*
Thomas E. Warekois	10,469	*
Veronica O. Tarrant	12,364	*

Kopp Investment Advisors LLC (3)	1,414,215	7.78%
FMR Corp (4)	1,501,034	8.25%
Directors and Executive Officers as a Group (11 persons)	1,435,742	7.56%

*	Less than 1%.
(1)	Includes options exercisable on or within 60 days of April 26, 2007 held by directors and executive officers as follows: Mr. Williams (60,000 shares); Mr. Besbeck (112,500 shares), Dr. Nadeau (85,000 shares), Mr. Garcia (300,156 shares), Mr. Matte (40,000 shares), Dr. Adams (28,055 shares), Mr. Wasserman (20,000 shares), Mr. Yi (36,507 shares) and Mr. Mello (129,922 shares).
(2)	Based on 18,188,868 shares of stock outstanding as of April 26, 2007.
(3)	The mailing address for Kopp Investment Advisors, LLC is 7701 France Avenue South, Suite 500, Edina, Minnesota 55435.
(4)	The mailing address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review and Approval of Related Person Transactions. The Company’s policy and procedures for Related Party Transactions is contained in the Company’s Code of Business Conduct and Ethics under the caption “Conflicts of Interest”. The policy provides that each employee, including our executive officers, should avoid conflict of interests with the Company except under guidelines approved by our Board of Directors or a committee of our Board. A similar policy exists for our directors.

Reportable Related Person Transactions. Except as disclosed elsewhere in this Report and for the transactions described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•

in which any director, nominee for director named in this proxy statement, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On April 3, 2006, we acquired Leucadia Technologies, Inc., a molecular diagnostics company, as a result of the merger of Leucadia with and into our wholly-owned subsidiary, IRIS Molecular Diagnostics, Inc. pursuant to the terms of a simultaneously executed Merger Agreement between us, Leucadia, IRIS Molecular Diagnostics, Inc., and Thomas H. Adams, Ph.D., the sole shareholder of Leucadia and a member of our Board of Directors. In connection with the Merger, Dr. Adams received an aggregate of $3.1 million in cash and 272,375 shares of our common stock having a value of approximately $4.2 million, based on an assigned value of $15.42 per share. In addition, Dr. Adams may receive an aggregate earn-out payment of up to 108,950 shares of our common stock, having a value of approximately $1.68 million based on an assigned value of $15.42 per share in the event the acquired business reaches certain milestones set forth in the Merger Agreement. Twenty thousand shares of our common stock otherwise issuable to Dr. Adams in the merger will be held in escrow for one year for the purpose of reimbursing and compensating us for certain Leucadia balance sheet liabilities and any indemnification claims made pursuant to the Merger Agreement, all of which shares were released to Dr. Adams in April 2007. We have also provided Dr. Adams with mandatory and piggyback registration rights with respect to his share consideration, including his pro rata portion of the earn-out shares, pursuant to a Registration Rights Agreement dated April 3, 2006. We registered Dr. Adam’s shares for resale by him with the Securities and Exchange Commission pursuant to this agreement. Dr. Adams also agreed to a standstill agreement which prohibited him from selling his shares for a period of six months from the closing date of the merger.

Independence of the Board of Directors. Independence of the Board of Directors. A majority of our Board of Directors is comprised of “independent” directors within the meaning of the applicable rules for companies traded on The NASDAQ Global Market (NASDAQ). During 2006, the Board determined that each of Richard H. Williams, Steven M. Besbeck, Michael D. Matte, Richard G. Nadeau, Ph.D. and Stephen E. Wasserman were independent. In addition, Thomas Adams, Ph.D also was an independent director in 2006 prior to our acquisition of Leucadia Technologies and Dr. Adams becoming employed by the company. Dr. Adams and Mr. Garcia do not qualify as independent because they are IRIS employees.

In making its determination, the Board considered the objective tests and the subjective tests for determining who is an “independent director” under the NASDAQ rules. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to IRIS and IRIS’ management. Based on all of the foregoing, as required by NASDAQ rules, the Board made a subjective determination as to each independent director that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In making its independence determinations, the Board considered transactions occurring since the beginning of 2004 between IRIS and entities associated with the independent directors or members of their immediate family. All identified transactions that appear to relate to IRIS and a person or entity with a known connection to a director are presented to the Board for consideration. In each case, the Board determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not impair the director’s independence. The Board’s independence determinations included reviewing the following transactions.

Stephen Wasserman provided financial and management consulting services to IRIS in the fourth quarter of 2006, following the departures of our chief financial officer and the president of our diagnostics division in November 2006. During 2006, we paid Mr. Wasserman an aggregate of $57,500 for these services. Mr. Wasserman is no longer providing consulting services to the company.

Item 14.	Principal Accounting Fees and Services

The following table sets forth fees for services paid to BDO Seidman, LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2006 and 2005:

	2006	2005
Audit Fees(1)	$884,845	$473,429
Audit-related fees(2)	14,000	21,500
Tax fees(3)	213,615	67,755
All other fees	4,050	—

Total	$1,116,510	$562,684

(1)	Audit Fees – this category includes the audit of our annual financial statements, the audit of management’s assessment of our internal control over financial reporting and BDO Seidman’s audit of our internal control over financial reporting, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
(2)	Audit Related Fees – this category consists of assurance and related services provided by BDO Seidman that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under audit fees. The services for the fees disclosed under this category include the audit of our 401 Plan and consents issued in connection with SEC filings.
(3)	Tax Fees – this category consists of tax services for tax compliance and tax preparation plus tax services relating to a study to determine the extent that R&D credits that can be claimed on the Company’s corporate tax returns.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number	Description
31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer.

31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on April 26, 2007.

IRIS INTERNATIONAL, INC.

/s/ Cesar M. García
Cesar M. García,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cesar M. García	President and Chief Executive Officer	April 26, 2007
Cesar M. García	(Principal Executive Officer) and Corporate Secretary

/s/ Veronica O. Tarrant	Interim Chief Financial Officer	April 26, 2007
Veronica O. Tarrant	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard H. Williams	Chairman of the Board	April 26, 2007
Richard H. Williams

/s/ Thomas Adams	Director	April 26, 2007
Thomas Adams

/s/ Steven M. Besbeck	Director	April 26, 2007
Steven M. Besbeck

/s/ Michael D. Matte	Director	April 26, 2007
Michael D. Matte

/s/ Richard G. Nadeau	Director	April 26, 2007
Richard G. Nadeau

/s/ Stephen E. Wasserman	Director	April 26, 2007
Stephen E. Wasserman