Form 10-Q
period 2007-03-31
IRIS INTERNATIONAL INC
filed 2007-05-10
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The registrant had 18,196,540 shares of common stock issued and outstanding as of May 8, 2007.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,082	$23,159
Marketable securities	285	132
Accounts receivable, net of allowance for doubtful accounts and sales returns of $687 and $601	13,598	13,166
Inventories, net	6,750	6,918
Prepaid expenses and other current assets	1,362	626
Investment in sales-type leases	2,265	2,145
Deferred tax asset	2,865	2,865

Total current assets	50,207	49,011
Property and equipment, at cost, net	7,010	6,662
Goodwill	2,450	2,450
Core Technology, net	1,701	1,723
Software development costs, net of accumulated amortization of $ 1,878 and $1,729	1,238	1,387
Deferred tax asset	4,221	5,516
Inventories – long term portion	440	440
Investment in sales-type leases	6,565	6,728
Other assets	441	400

Total assets	$74,273	$74,317

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,557	$3,797
Accrued expenses	4,977	6,414
Deferred service contract revenue	1,423	1,517

Total current liabilities	9,957	11,728
Deferred service contract revenue, long term	23	23

Total liabilities	9,980	11,751
Commitments and contingencies

Shareholders’ equity:
Preferred Stock, $.01 par value; Authorized 1 million shares:
Callable Series C shares issued and outstanding: none	—	—
Common stock, $.01 par value
Authorized: 50 million shares; issued and outstanding: 18,092 shares and 18,046 shares	182	180
Additional paid-in capital	80,005	79,226
Other comprehensive income	79	48
Accumulated deficit	(15,973)	(16,888)

Total shareholders’ equity	64,293	62,566

Total liabilities and shareholders’ equity	$74,273	$74,317

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the three months ended March 31,
	2007	2006
Sales of IVD instruments	$8,566	$5,915
Sales of IVD consumables and service	8,843	7,259
Sales of sample processing instruments and supplies	2,713	2,941

Total revenues	20,122	16,115

Cost of goods—IVD instruments	4,634	3,150
Cost of goods—IVD consumable and supplies	4,096	3,134
Cost of goods—sample processing instruments and supplies	1,407	1,540

Total cost of goods sold	10,137	7,824

Gross profit	9,985	8,291

Marketing and selling	3,052	2,322
General and administrative	2,385	2,115
Research and development, net	2,428	1,488

Total operating expenses	7,865	5,925

Operating income	2,120	2,366

Other income (expense):
Interest income	339	263
Interest expense	(1)	(1)
Other income (expense)	—	3

Income before provision for income taxes	2,458	2,631
Provision for income taxes	996	973

Net income	$1,462	1,658

Basic net income per share	$.08	.10

Diluted net income per share	$.08	.09

Basic – average shares outstanding	18,003	17,409

Diluted – average shares outstanding	18,597	18,300

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,462	$1,658
Adjustments to reconcile net income to net cash provided by (used in) operations:
Deferred taxes	996	972
Tax benefit from stock option exercises	(248)	(637)
Depreciation and amortization	616	474
Common stock and stock based compensation	227	237
Changes in assets and liabilities:
Accounts receivable	(432)	543
Deferred service contract revenue	(94)	37
Inventories, net	168	(1,687)
Prepaid expenses and other	(736)	(298)
Sales-type leases	43	(943)
Accounts payable	(240)	(712)
Other Assets	(9)	(25)
Accrued expenses	(1,437)	(895)

Net cash provided by (used in) operating activities	315	(1,276)

Cash flows from investing activities:
Acquisition of property and equipment	(793)	(721)
Purchase of short term investments and marketable securities	(153)	—

Net cash used in investing activities	(946)	(721)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	306	646
Tax benefit from stock option exercises	248	637

Net cash provided by financing activities	554	1,283

Net increase (decrease) in cash and cash equivalents	77	(714)
Cash and cash equivalents at beginning of period	23,159	19,145

Cash and cash equivalents at end of period	$23,082	$18,431

Supplemental schedule of non-cash financing activities:
Issuance of common stock and common stock warrants	$899	858

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$318	$23
Cash paid for interest	1	1

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

1. Nature of Business

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

2. Interim Financial Reporting

Basis of Presentation – The financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying value of accounts receivables, inventories, purchased intangibles, estimated provisions for warranty costs and deferred tax assets. Actual results could differ materially from those estimates.

Earnings Per Share – Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants or the converted method for convertible preferred stock. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three month periods ended March 31, 2007 and 2006 was 454,000 and 527,000. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Basic weighted shares outstanding	18,003	17,409
Dilutive stock options & warrants	594	891

Diluted weighted shares outstanding	18,597	18,300

3. Acquisitions

On April 3, 2006 we acquired the stock of Leucadia Technologies, Inc., renamed Iris Molecular Diagnostics, (“IMD”) a development stage molecular diagnostics company. With this acquisition we acquired significant core technology for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

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

The acquisition was accounted for as a purchase with the allocation, based on fair value, as follows:

(In thousands)
Cash and cash equivalents	$2
Fixed Assets	21
Core Technology	1,790
Goodwill	2,231

Total assets acquired	$4,044

Total liabilities – deferred income tax	$662

In process research and development expense	$5,180

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the three months ended March 31, 2006 as if the recently completed acquisitions had occurred January 1, 2006:

(In thousands, except per share data)	2006
Revenues	$70,494
Income from operations	$829
Net income (loss)	$(307)
Net income (loss) per share – diluted	$(0.02)

These unaudited condensed consolidated pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the period presented or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

4. Inventories

Inventories consist of the following:

(In thousands)	March 31, 2007	December 31, 2006
Finished Goods	$1,844	$2,127
Work-in-process	302	241
Raw materials, parts and sub-assemblies	5,044	4,990

	7,190	7,358
Less: non-current portion, net of reserves	(440)	(440)

Inventories – current portion	$6,750	$6,918

5. Bank Loan Agreement

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

As of March 31, 2007 and 2006, there were no borrowings under the credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of March 31, 2007, we were in compliance with such covenants.

6. Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended March 31, 2007 and 2006 were 41% and 37%.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007. Our condensed consolidated financial statements as of and for the quarter ended March 31, 2007 reflect the impact of FIN 48, but the condensed consolidated financial statements for the first quarter of 2006 have not been restated to reflect, and do not include, the impact of FIN 48.

As a result of the initial adoption of FIN 48, we recognized a $547,000 reduction in our deferred tax benefit relating to federal and California tax credits which we could not conclude that it is more likely than not that such tax credits will be sustainable on audit by the respective taxing authorities. As a result we reduced the deferred tax asset by $547,000 and recorded a charge to retained earnings as of January 1, 2007, by a like amount.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at March 31, 2007, there would be no impact to the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. The Company is no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

7. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three months ended March 31, 2007 and 2006 includes incremental share-based compensation expense as follows:

(In thousands)	For the Three Months Ended March 31,
	2007	2006
Cost of Sales	$50	$47
Marketing and Selling	17	44
General and Administrative	81	84
Research and development	82	61

Stock-based compensation	230	236
Income tax benefit	(91)	(94)

Stock-based compensation, net of tax	$139	$142

Stock Options

Stock option activity during the three months ended March 31, 2007 is as follows:

(in thousands, except for per share)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,973	$9.98	3.4 years	$9,599
Granted	391	$11.94
Exercised	(62)	$4.92
Canceled or expired	(192)	$13.88

Outstanding at March 31, 2007	2,109	$10.06	3.6 years	$8,771

Exercisable at March 31, 2007	1,409	$7.70	3.0 years	$8,559

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on March 31, 2007. Total intrinsic value of options exercised for the three months ended March 31, 2007 amounted to $ 461,201. As of March 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $2.7 million.

Restricted Shares

We began awarding restricted share units in 2006. Through March 31, 2007 we have awarded 181,000 restricted share units. Unvested restricted share units are forfeited if the employee terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Board. Restricted shares activity during the three months ended March 31, 2007 was as follows:

(in thousands, except for per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2007	88	$17.11
Granted	75	$11.94

Outstanding at March 31, 2007	163	$14.73

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of March 31, 2007, total unrecognized stock-based compensation expense related to non vested restricted share grants was $1.8 million which is expected to be recognized over the remaining weighted average period of approximately 3.5 years.

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

	For the Three Months Ended March 31,
(In thousands)	2007	2006
Risk free interest rate	4.6%	4.3%
Expected lives (years)	3.0	3.0
Expected volatility	47%	40%
Expected dividend yield	—	—

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

A summary of our non-vested stock options during the twelve months ended December 31, 2006 is presented below:

(In thousands)	Shares	Weighted Average Grant Date Fair Value
Non-vested options at January 1, 2007	498	$15.70
Granted	391	$11.94
Vested	(46)	$22.71
Forfeited or expired	(142)	$22.95

Non-vested options at March 31, 2007	700	$14.80

8. Capital Stock – Warrants

At March 31, 2007, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share.

9. Contingencies

Litigation

From time to time, we are party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We enter into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we agree to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no recorded liabilities for these agreements as of March 31, 2007.

10. Segments and Geographic Information

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

The tables below present information about reported segments for the three months ended March 31, 2007 and 2006:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses		Total
For the three months March 31, 2007
Revenues	$17,409	$2,713	$		$20,122
Interest income	339				339
Interest expense	1				1
Depreciation and amortization	544	68		4	616
Segment pre-tax profit	3,108	579		(1,229)	2,458
Segment assets	50,531	16,656		7,086	74,273
Investment in long-lived assets	19,751	474			20,225

For the three months March 31, 2006
Revenues	$13,174	$2,941	$		$16,115
Interest income	261	2			263
Interest expense	1	—			1
Depreciation and amortization	564	53		64	681
Other non-cash items
Segment pre-tax profit	3,052	650		(1,071)	2,631
Segment assets	41,777	14,065		9,695	65,537
Investment in long-lived assets	13,073	502			13,575

We ship products from two locations in the United States. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $6.4 million during the first quarter of 2007 compared to $5.0 million during the first quarter of 2006.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of three operating units in two business segments as determined in accordance with SFAS 131. Our largest unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis. Our Sample Processing division markets small centrifuges and other processing equipment and accessories for rapid specimen processing, and our Advanced Digital Imaging and Research LLC (ADIR) subsidiary assists in the advancement of proprietary imaging technology while conducting government-sponsored research and contract development in imaging and pattern recognition. With the acquisition of IMD, we acquired significant core technology for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

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

Domestic sales of our automated urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France, are through independent distributors. Sales in France are direct to end use customers. International sales represented 32% of consolidated revenues in the first quarter of 2007 as compared to 31% in the first quarter of 2006. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Our Sample Processing products are sold worldwide through distributors.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund research and development programs, and through ADIR, we also receive government grants to fund various research activities.

Application of Critical Accounting Policies and Use of Estimates

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006. Other than the adoption of FIN48 as discussed in Note 6 to the accompanying condensed consolidated financial statements, there have been no material changes in theses critical accounting policies since December 31, 2006.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations require us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We regularly discuss with our audit committee the basis of our estimates. Actual results may differ from these estimates and such differences may be material.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for gross profit margins which are computed on related revenue.

	Three months ended March 31,
(in thousands)	2007		2006
Revenues
IVD instruments	8,566	43%	5,915	37%
IVD consumables and service	8,843	44%	7,259	45%
Sample Processing instruments and supplies	2,713	14%	2,941	18%

Total revenues	20,122	100%	16,115	100%

Gross Profit *
IVD instruments	3,932	46%	2,765	47%
IVD consumable and supplies	4,747	54%	4,125	57%
Sample Processing instruments and supplies	1,306	48%	1,401	48%
Royalty and license revenues

Gross profit	9,985	50%	8,291	51%

Operating expenses
Marketing and selling	3,052	15%	2,322	14%
General and administrative	2,385	12%	2,115	13%
Research and development, net	2,428	12%	1,488	9%

Total operating expenses	7,865	39%	5,925	37%

Operating income	2,120	11%	2,366	15%
Other income (expense)	338		265

Income before for income taxes	2,458	11%	2,631	16%
Income taxes**	996	41%	973	37%

Net income (loss)	1,462	7%	1,658	10%

*	Gross profit margin percentages are based on the related sales of each category.
**	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three months ended March 31, 2007 to 2006

Revenues for the three months ended March 31, 2007 increased by 25% over the prior year quarter. Revenues in the IVD urinalysis segment increased to $17.4 million in Q1 2007, from $13.2 million in the prior year quarter. Sales of IVD instruments increased to $8.6 million from $5.9 million. The increase in instrument sales is due to increased sales to both domestic and international customers. We sell our instruments and consumables direct to customers domestically. In the international market, the average sale prices of the iQ200 analyzer and related consumables are lower due to the fact that such sales, with the exception of France, are made through independent distributors in approximately 60 countries. International revenues accounted for approximately 32% of consolidated revenue during the three months ended March 31, 2007 compared to 31% during the prior year quarter. We also continue to service and support the installed base of legacy systems discontinued in 2004. Sales of IVD consumables and service increased during the quarter to $8.8 million from $7.3 million, an increase of $1.5 million or 22% over the prior year quarter, primarily due to the larger installed base of instruments. Revenues during the first quarter from the sample processing instruments and supplies decreased to $2.7 million compared to $2.9 million for the prior year quarter primarily due to lower sales of the Express 3 centrifuges which resulted from the higher placement of units in the prior year quarter due to initial demand for this new product.

Our unit volume of instruments sold during the current quarter was 129, which is higher than the 102 units sold during Q1 2006, a 36% increase domestically and 23% internationally. Domestically, we sell the iQ200 microscopy analyzers either separately or combined with a chemistry analyzer, which we acquire from a Japanese supplier. The majority of domestic sales are sold as combined systems. Internationally, we sell our iQ200 microscopy analyzer separately or with our semi-automated chemistry analyzer, as we do not have the distribution rights for the fully automated chemistry analyzer. We are currently developing an automated chemistry analyzer internally which we anticipate will be introduced by the end of 2007.

Overall gross profit margins decreased from 51% in 2006 to 50% in 2007. The gross profit margin of our IVD instruments was 1% lower at 46% in 2007 compared to the prior year quarter, primarily due to the mix of instruments sold domestically versus internationally. The gross margin of our IVD consumables and services decreased to 54% during the quarter compared to 57% during the prior year quarter. The decrease included a combination of our chemistry strip manufacturing operation, acquired in June 2005, currently operating below capacity as well as increased costs associated with additional personnel for domestic service in order to improve customer service response times. Our German strip manufacturing facility is expected to continue to operate below capacity until we launch our new automated urine chemistry analyzer later this year. Gross profit margin for our sample processing laboratory instrument and supply segment amounted to 48% in both the 2007 quarter and the 2006 quarter.

Marketing and selling expenses totaled $3.1 million, or 15% of revenue, for the current year first quarter, as compared to $2.3 million, or 14% of revenue, in the first quarter of 2006. The increase includes additional personnel costs of $157,000; higher commissions paid of $144,000; higher fees paid to GPOs (group purchasing organizations) of $88,000; plus travel and related costs of $117,000 due to increased sales to domestic customers; and $110,000 in professional fees, primarily for the translation of manuals into other languages for our international customers.

General and administrative expenses increased to $2.4 million compared to $2.1 million in the prior year primarily due to increased professional fees relating to our year end audit and compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002.

Research and development expense amounted to $2.4 million during first quarter of 2007 compared to $1.5 million in the same period in the prior year. The increase level of R&D spending reflects the investment in Iris Molecular Diagnostics in April 2006.

Interest income during the first quarter of 2007 amounted to $339,000, a $76,000 increase over 2006 for the same period. The increase relates to our continued investment of excess cash during the quarter, as well as interest earned on lease financing from the sale of instruments to customers. Our sales-type lease financings approximated $9.0 million during both periods.

Income tax expense during the first quarter of 2007 amounted to 41% of pre-tax income as compared to 37% during the prior year quarter. The increase in the income tax provision results from the exclusion of losses of our German subsidiary in the tax computation. The tax provision continues to be primarily a non-cash expense, since we have significant deferred tax assets relating to tax loss carryforwards. As of January 1, 2007 we have federal tax loss carryforward amounts to approximately $9.4 million and research and development tax credit carryovers totaling $3.6 million.

Off-Balance Sheet Arrangements

At March 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At March 31, 2007, our cash and cash equivalents amounted to $23.1 million compared to $23.2 million at December 31, 2006.

Operating Cash Flows. Cash provided by operations for the three months ended March 31, 2007 improved $1.6 million to $315,000 as compared to cash used in operations of $1.3 million during the prior year quarter. The improvement includes; non-cash items consisting of deferred taxes of $413,000; higher and depreciation and amortization of $142,000, as well as a reduction of $1.9 million in inventories and a $1.0 million reduction in the financing of sales-type lease transactions during the quarter. The sources of cash were partially offset higher receivables of $975,000; a decrease in prepaid expenses and other assets of $438,000; increases in accounts payable and accrued expenses amounting to $61,000; lower net income and an increase in deferred service contract revenue of $131,000.

The relationship of receivables to revenues has increased over the prior year. The number of days sales in accounts receivable increased to 68 at the end of the first quarter compared to 61 days for the prior year quarter. The number of days sales in inventory decreased to 55 days at the end of the first quarter compared to 107 days at the end of the prior year quarter. The reduction in the number of days sales in inventory is due to higher sales volume and improved inventory planning procedures and reduced amount of lead-time required for safety stock on hand. In addition, the level of inventory on hand for the Legacy product line continued to decrease during the first quarter of 2007.

Our cash flow continues to be favorably affected by the fact that at December 31, 2006 we had net operating tax loss carry forwards of $9.4 million for federal and $1.0 million for state and tax credit carry forwards of $2.2 million for federal and $1.7 million for state, net of valuation allowances. We continue to realize tax deductions from both the exercise of stock options and the purchase by employees of our common stock at a discount to market. During the three months ended March 31, 2007, we realized tax deductions of approximately $248,000.

Investing Activities. Cash used in investing activities increased to $946,000 during the first quarter, a $225,000 increase over the prior year quarter primarily as a result of the purchase of short-term marketable securities amounting to $153,000 and increased additions to property and equipment.

Financing Activities. Cash provided by financing activities for the first quarter was lower than the prior year quarter due to a decrease cash generated through issuances of common stock, and a reduction in the tax benefit from stock option exercises.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of March 31, 2007, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of March 31, 2007, we were in compliance with such covenants.

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

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We had no debt at March 31, 2007.

Foreign Currencies

We are subject to certain foreign currency risks in the importation of goods from Japan. Our purchases from this supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. Fluctuations in the US Dollar/Japanese Yen exchange rate could result in increased costs for our key components. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. With the exception of France which is denominated in Euros, all of our sales are denominated in US Dollars. Our strip manufacturing facility in Germany has the US Dollar as its functional currency.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Interim Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report of Form 10-Q that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material changes in risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

Exhibit Number	Description	Reference Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007

IRIS INTERNATIONAL, INC.

By:	/s/ CÉSAR M. GARCÍA
César M. García
President and Chief Executive Officer

By:	/s/ VERONICA O. TARRANT
Veronica O. Tarrant
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)