Form 10-Q
period 2007-06-30
IRIS INTERNATIONAL INC
filed 2007-08-13
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The registrant had 18,331,263 shares of common stock issued and outstanding as of August 1, 2007.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$25,600	$23,159
Marketable securities	—	132
Accounts receivable, net of allowance for doubtful accounts and sales returns of $475 and $601	13,130	13,166
Inventories, net	7,219	6,918
Prepaid expenses and other current assets	1,445	626
Investment in sales-type leases	2,499	2,145
Deferred tax asset	2,865	2,865

Total current assets	52,758	49,011
Property and equipment, at cost, net	7,481	6,662
Goodwill	2,450	2,450
Core Technology, net	1,679	1,723
Software development costs, net of accumulated amortization of $2,026 and $1,729	1,499	1,387
Deferred tax asset	3,537	5,516
Inventories – long term portion	440	440
Investment in sales-type leases	7,231	6,728
Other assets	410	400

Total assets	$77,485	$74,317

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,941	$3,797
Accrued expenses	5,309	6,414
Deferred service contract revenue	1,367	1,517

Total current liabilities	10,617	11,728

Deferred service contract revenue, long term	23	23

Total liabilities	10,640	11,751

Commitments and contingencies

Shareholders’ equity:
Preferred Stock, $.01 par value; Authorized 1 million shares: Callable Series C shares issued and outstanding: none	—	—
Common stock, $.01 par value; Authorized 50 million shares: issued and outstanding: 18,330 shares and 18,046 shares	183	180
Additional paid-in capital	80,742	79,226
Other comprehensive income	103	48
Accumulated deficit	(14,183)	(16,888)

Total shareholders’ equity	66,845	62,566

Total liabilities and shareholders’ equity	$77,485	$74,317

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the three months ended June 30,
	2007	2006
Sales of IVD instruments	$8,570	$6,038
Sales of IVD consumables and service	9,412	7,745
Sales of sample processing instruments and supplies	2,995	2,815

Total revenues	20,977	16,598

Cost of goods - IVD instruments	4,376	3,245
Cost of goods - IVD consumable and supplies	4,411	3,502
Cost of goods - sample processing instruments and supplies	1,449	1,441

Total cost of goods sold	10,236	8,188

Gross profit	10,741	8,410

Marketing and selling	3,261	2,634
General and administrative	2,293	2,830
Research and development, net	3,009	2,091
In-process research and development	—	5,180

Total operating expenses	8,563	12,735

Operating income (loss)	2,178	(4,325)

Other income (expense):
Interest income	384	242
Interest expense	(2)	(11)
Other income (expense)	(24)	30

Income (loss) before provision for income taxes	2,536	(4,064)

Provision for income taxes	746	413

Net income (loss)	$1,790	$(4,477)

Basic net income (loss) per share	$0.10	$(0.25)

Diluted net income (loss) per share	$0.10	$(0.25)

Basic – average shares outstanding	18,127	17,868

Diluted – average shares outstanding	18,818	17,868

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the six months ended June 30,
	2007	2006
Sales of IVD instruments	$17,136	$11,953
Sales of IVD consumables and service	18,255	15,004
Sales of sample processing instruments and supplies	5,708	5,756

Total revenues	41,099	32,713

Cost of goods - IVD instruments	9,010	6,407
Cost of goods - IVD consumable and supplies	8,507	6,625
Cost of goods - sample processing instruments and supplies	2,856	2,981

Total cost of goods sold	20,373	16,013

Gross profit	20,726	16,700

Marketing and selling	6,312	4,956
General and administrative	4,678	4,945
Research and development, net	5,436	3,579
In-process research and development	—	5,180

Total operating expenses	16,426	18,660

Operating income (loss)	4,300	(1,960)

Other income (expense):
Interest income	723	505
Interest expense	(3)	(12)
Other income (expense)	(25)	33

Income (loss) before provision for income taxes	4,995	(1,434)

Provision for income taxes	1,744	1,386

Net income (loss)	$3,251	$(2,820)

Basic net income (loss) per share	$0.18	$(0.16)

Diluted net income (loss) per share	$0.18	$(0.16)

Basic – average shares outstanding	17,963	17,558

Diluted – average shares outstanding	18,600	17,558

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,250	$(2,820)
Adjustments to reconcile net income (loss) to net cash provided by operations:
In-process research and development charge	—	5,180
Deferred taxes	1,746	1,385
Tax benefit from stock option exercises	(312)	—
Depreciation and amortization	1,254	1,064
Gain on sale of investment	—	(30)
Common stock and stock based compensation	562	672
Changes in assets and liabilities:
Accounts receivable	36	937
Deferred service contract revenue	(150)	(153)
Inventories, net	(301)	(2,168)
Prepaid expenses and other	(774)	188
Sales-type leases	(857)	(1,031)
Accounts payable and accrued expenses	(961)	(1,571)

Net cash provided by operating activities	3,493	1,653

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(3,561)
Acquisition of property and equipment	(1,732)	(1,886)
Software development costs	(409)	—
Sale of investments held for sale	132	30

Net cash used in investing activities	(2,009)	(5,417)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	645	1,080
Tax benefit from stock option exercises	312	—
Borrowings under line of credit	—	3,000
Repayments of line of credit	—	(3,000)

Net cash provided by financing activities	957	1,080

Net increase (decrease) in cash and cash equivalents	2,441	(2,684)
Cash and cash equivalents at beginning of period	23,159	19,145

Cash and cash equivalents at end of period	$25,600	$16,461

Supplemental schedule of non-cash financing activities:
Issuance of common stock and deferred stock units to acquire subsidiary	$—	$5,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$544	$34
Cash paid for interest	$3	$12

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

1. Nature of Business

IRIS International, Inc. was incorporated in California in 1979. We design, develop, manufacture and market in vitro diagnostic (“IVD”) products, including IVD imaging systems based on patented and proprietary neural network-based Automated Particle Recognition (APR™) software to enable high-speed digital processing to classify and display images and describe the morphology, of microscopic particles, molecular diagnostics assays based in our Nucleic Acid Detection Immuno-Assay (NADIA) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures performed in clinical laboratories.

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

Earnings Per Share – Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and six month periods ended June 30, 2007 were 443,000 and 462,000. During the prior year periods, we incurred a loss, accordingly all outstanding options and warrants were excluded from the computation because they were anti-dilutive. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2007	2006	2007	2006
Basic weighted shares outstanding	18,127	17,868	17,963	17,588
Dilutive stock options & warrants	691	—	732	—

Diluted weighted shares outstanding	18,818	17,868	18,600	17,588

3. Acquisition

On April 3, 2006 we acquired all the stock of Leucadia Technologies, Inc., a development stage molecular diagnostics company pursuant to the merger of Leucadia into our wholly-owned subsidiary renamed Iris Molecular Diagnostics (“IMD”). With this acquisition we acquired significant core technology for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

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

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the six months ended June 30, 2006 as if the acquisition had occurred January 1, 2006:

(In thousands, except per share data)
Revenues	$32,713
Operating loss	$(2,085)
Net loss	$(2,945)
Net loss per share – diluted	$(0.17)

These unaudited condensed consolidated pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the period presented or the results of our future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisition.

4. Inventories

Inventories consist of the following:

(In thousands)	June 30, 2007	December 31, 2006
Finished Goods	$2,106	$2,127
Work-in-process	330	241
Raw materials, parts and sub-assemblies	5,223	4,990

	7,659	7,358
Less: non-current portion, net of reserves	(440)	(440)

Inventories – current portion	$7,219	$6,918

5. Bank Loan Agreement

We have a credit facility with a commercial bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate.

As of June 30, 2007 and December 31, 2006, there were no outstanding borrowings under the credit facility. We are however, subject to certain financial covenants under the credit facility with the bank and as of June 30, 2007, we were in compliance with such covenants.

6. Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three and six months ended June 30, 2007 were 30% and 35%.

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007. Our condensed consolidated financial statements for 2007 reflect the impact of FIN 48, but the condensed consolidated financial statements for 2006 have not been restated to reflect, and do not include, the impact of FIN 48.

As a result of the initial adoption of FIN 48, we recognized a $547,000 reduction in our deferred tax benefit relating to federal and California tax credits for which we could not conclude that it is more likely than not that such tax credits will be sustainable on audit by the respective taxing authorities. As a result we reduced the deferred tax asset by $547,000 and recorded a charge to retained earnings as of January 1, 2007, by a like amount.

We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which we must record a liability. Since we have not recorded a liability at June 30, 2007, there would be no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. We are no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

7. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three months and six months ended June 30, 2007 and 2006 includes incremental share-based compensation expense as follows:

(In thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Cost of Sales	$77	$79	$130	$102
Marketing and selling expenses	48	24	66	92
General and administrative expenses	102	246	174	331
Research and development expenses	109	86	192	147

Stock-based compensation	336	435	562	672
Income tax benefit	(134)	(174)	(226)	(269)

Stock-based compensation, net of tax	$202	$261	$336	$403

Stock Options

Stock option activity during the six months ended June 30, 2007 is as follows:

(In thousands, except for per share)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,973	$9.98	3.4 years	$9,599
Granted	405	$12.03
Exercised	(152)	$4.27
Canceled or expired	(194)	$14.36

Outstanding at June 30, 2007	2,032	$10.37	3.4 years	$15,302

Exercisable at June 30, 2007	1,344	$8.38	2.8 years	$12,771

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on June 30, 2007. Total intrinsic value of options exercised for the six months ended June 30, 2007 amounted to $1,404,000. As of June 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $2.6 million which is expected to be recognized over the remaining weighted average period of 3.7 years.

Restricted Shares

We began awarding restricted share units in 2006. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Board. Restricted shares activity during the six months ended June 30, 2007 is as follows:

(In thousands, except for per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2007	88	$17.11
Granted	80	$12.03
Vested during period	(22)	$17.11
Cancelled during period	(1)	$16.78

Unvested at June 30, 2007	145	$14.32

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of June 30, 2007, total unrecognized stock-based compensation expense related to non vested restricted share grants was $1.7 million which is expected to be recognized over the remaining weighted average period of approximately 2.9 years.

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

	For the Six Months Ended June 30,
	2007	2006
Risk free interest rate	4.7%	4.3%
Expected lives (years)	3.0	3.0
Expected volatility	47%	40%
Expected dividend yield	—	—

The expected volatilities are based on the historical volatility of our stock. The observations are made on a weekly basis. The expected terms of the stock options are based on the average vesting period on a basis consistent with the historical experience for similar option grants. The risk-free rate is consistent with the expected terms of the stock options and based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of our non-vested stock options during the six months ended June 30, 2007 is presented below:

(In thousands, except for per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested options at January 1, 2007	503	$17.05
Granted	405	$12.03
Vested	(78)	$20.88
Forfeited or expired	(142)	$13.78

Non-vested options at June 30, 2007	688	$14.25

8. Capital Stock – Warrants

At June 30, 2007, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share.

9. Contingencies

Litigation

From time to time, we are party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We enter into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we agree to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no recorded liabilities for these agreements as of June 30, 2007.

10. Segments and Geographic Information

Our operations are organized on the basis of products and related services and under SFAS No. 131, we operate in two segments: (1) IVD and (2) sample processing.

The IVD segment designs, develops, manufactures, markets and distributes IVD systems based on patented and proprietary technology for automating microscopic procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold and serviced primarily through a direct sales and service force. Internationally, these products, with the exception of France, are sold and serviced through distributors. The segment also includes the operations of IMD.

The sample processing segment designs, develops, manufactures and markets a variety of bench top centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology and urinalysis. These products are sold worldwide through distributors.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. We evaluate the performance of our segments and allocate resources to them based on earnings before income taxes, excluding corporate charges (“Segment Profit”).

The tables below present information about reported segments for the three and six months ended June 30, 2007 and 2006:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total
For the three months June 30, 2007
Revenues	$17,982	$2,995	$—	$20,977
Interest income	384	—	—	384
Interest expense	2	—	—	2
Depreciation and amortization	562	72	4	638
Segment pre-tax profit	2,776	681	(921)	2,536
Segment assets	53,738	17,313	6,434	77,485
Investment in long-lived assets	20,710	480	—	21,190

For the three months June 30, 2006
Revenues	$13,783	$2,815	$—	$16,598
Interest income	239	3	—	242
Interest expense	11	—	—	11
Depreciation and amortization	376	58	3	433
Segment pre-tax profit (loss)	(3,469)	676	(1,272)	(4,064)
Segment assets	43,377	14,866	8,628	66,871
Investment in long-lived assets	17,743	491	—	18,234

For the six months June 30, 2007
Revenues	$35,391	$5,708	$—	$41,099
Interest income	723	—	—	723
Interest expense	3	—	—	3
Depreciation and amortization	1,110	136	8	1,254
Segment pre-tax profit	5,885	1,260	(2,150)	4,995
Segment assets	53,738	17,313	6,434	77,485
Investment in long-lived assets	20,710	480	—	21,190

For the six months June 30, 2006
Revenues	$26,957	$5,756	$—	$32,713
Interest income	500	5	—	505
Interest expense	12	—	—	12
Depreciation and amortization	948	111	6	1,064
Segment pre-tax profit	(417)	1,326	(2,343)	(1,434)
Segment assets	43,377	14,866	8,628	66,871
Investment in long-lived assets	17,743	491	—	18,234

We ship products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $13.2 million and $10.9 million during the six months ended June 30, 2007 and 2006.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of units in two business segments as determined in accordance with SFAS 131. Our largest unit, Iris Diagnostics Division, designs, manufactures and markets in vitro diagnostics (IVD) systems, consumables and supplies for urinalysis. Our Sample Processing division markets small centrifuges and other processing equipment and accessories for rapid specimen processing. With the acquisition of Leucadia Technologies and the creation of Iris Molecular Diagnostics in April 2006, we acquired significant core technology for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers sourced from a Japanese manufacturer. We sell the urine microscopy analyzers and the iChem 100; our new semi-automated chemistry analyzer introduced in the third quarter of 2006 on a global basis and distribute the other chemistry analyzers domestically only. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranties and spare parts from international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue will continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales of our automated urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France, are through independent distributors. Sales in France are direct to end use customers. International sales represented 32% of consolidated revenues during the first half of 2007 as compared to 31% during the first half of 2006. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace, with the ultimate goal of balancing our urinalysis business between domestic and international markets. Our Sample Processing products are sold worldwide through distributors.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund research and development programs. During the second quarter of 2007 we closed the operations of our Advanced Digital Imaging Research subsidiary (“ADIR”), whose costs had previously been substantially covered by government sponsored grants. Under government guidelines under the Small Business Administration (“SBA”), ADIR no longer qualifies for government grant funding previously provided to ADIR. While the closing of ADIR resulted in one-time charges of approximately $163,000, future period expense should decrease slightly as we will no longer subsidize the salaries and related overhead of this subsidiary.

In addition to the suspension of government funding, the 3D facial recognition technology which ADIR had been developing would have taken at least another two years to develop a commercial product capable of screening individuals at airports and other security checkpoints. Further, the present market for 3D facial recognition is practically non-existent and it would likely take years to develop a commercially viable product. Therefore, as this product development initiative was outside of our core healthcare business it was the opinion of management that it was not in the best interest of our shareholders to continue these efforts.

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

	Three months ended June 30,				Six months ended June 30,
(In thousands)	2007		2006		2007		2006
Revenues
IVD instruments	$8,570	41%	$6,038	36%	$17,136	42%	$11,953	37%
IVD consumables and service	9,412	45%	7,745	47%	18,255	44%	15,004	46%
Sample processing and supplies	2,995	14%	2,815	17%	5,708	14%	5,756	18%

Total revenues	20,977	100%	16,598	100%	41,099	100%	32,713	100%

Gross profit margins*
IVD instruments	4,194	49%	2,793	46%	8,126	47%	5,546	46%
IVD consumable and supplies	5,001	53%	4,243	55%	9,748	53%	8,379	56%
Sample processing and supplies	1,546	52%	1,374	49%	2,852	50%	2,775	48%

Gross profit margins	10,741	51%	8,410	51%	20,726	50%	16,700	51%

Operating expenses
Marketing and selling	3,261	15%	2,634	16%	6,312	15%	4,956	15%
General and administrative	2,293	11%	2,830	17%	4,678	11%	4,945	15%
Research and development, net	3,009	14%	2,091	13%	5,436	13%	3,579	11%
In-process research and development	—		5,180	31%	—		5,180	16%

Total operating expenses	8,563	40%	12,735	77%	16,426	40%	18,660	57%

Operating income (loss)	2,178	10%	(4,325)	-26%	4,300	11%	(1,960)	–6%

Net income (loss)	$1,790	9%	$(4,477)	-27%	$3,251	8%	$(2,820)	–9%

*	Gross profit margin percentages are based on the related sales of each category.

Comparison of Three months ended June 30, 2007 to 2006

Revenues for the three months ended June 30, 2007 increased by 26% over the prior year quarter. Revenues in the IVD urinalysis segment increased to $18.0 million in the second quarter of 2007, from $13.8 million or 30% over the prior year quarter. Sales of IVD instruments increased to $8.6 million from $6.0 million, a 42% increase. The increase in instrument sales is primarily due to increased domestic sales. We sell our instruments and consumables direct to customers domestically. In the international market, the average sale prices of the iQ200 analyzer and related consumables are lower due to the fact that such sales, with the exception of France, are made through independent distributors in approximately 60 countries. International revenues accounted for approximately

32% of consolidated revenue during the three months ended June 30, 2007 compared to 31% during the prior year quarter. We also continue to service and support the installed base of legacy systems discontinued in 2004. IVD consumables and service revenue increased during the quarter to $9.4 million from $7.7 million, an increase of $1.7 million or 22% over the prior year quarter, primarily due to the larger installed base of instruments. Revenues during the quarter from the sample processing instruments and supplies increased 6% to $3.0 million compared to $2.8 million for the prior year quarter primarily due to higher sales of the Express 2.

Unit volume of iQ200 Analyzers sold during the current quarter was 128, which is 25% higher than the 102 units sold during the second quarter of 2006. Domestically, we sell the iQ200 microscopy analyzers either separately or combined with a chemistry analyzer, which we acquire from a Japanese supplier. The majority of domestic sales are sold as combined systems. Internationally, we sell our iQ200 microscopy analyzer separately or with our semi-automated chemistry analyzer, as we do not have the distribution rights for the fully automated chemistry analyzer. We are currently developing an automated chemistry analyzer internally which we anticipate will be introduced by the end of 2007.

Overall gross profit margins were constant at 51% in both the 2007 and 2006 second quarters in spite of the fact that IVD instruments (which generate lower gross margin than consumable products) represented 41% of consolidated revenues in the second quarter of 2007 vs. 36% of consolidated revenue in the second quarter 2006. The gross profit margin of our IVD instruments improved to 49% during the second quarter compared to 46% during the prior year quarter, primarily due to the mix of instruments sold domestically versus internationally and a cost reduction resulting from a change in the estimated accrual for laboratory information system implementations of approximately $250,000. The gross margin of our IVD consumables and services decreased to 53% during the quarter compared to 55% during the prior year quarter. The decrease included a combination of losses in our German chemistry strip manufacturing operation acquired in June 2005, currently operating below capacity as well as increased costs associated with additional personnel for domestic service in order to improve customer service response times. Our German strip manufacturing facility is expected to continue to operate below capacity until we launch our new automated urine chemistry analyzer later this year. Gross profit margin for our sample processing laboratory instrument and supply segment improved to 52% in 2007 compared to 49% in 2006 due to the implementation of manufacturing cost reduction programs.

Marketing and selling expenses totaled $3.3 million, or 16% of revenue, for the current year’s second quarter, as compared to $2.6 million, or 16% of revenue, in the second quarter of 2006. The increase includes additional personnel costs of $204,000; higher commissions paid of $263,000 as well as increased travel and related costs of $194,000 due to increased domestic sales.

General and administrative expenses decreased to $2.3 million compared to $2.8 million in the prior year primarily due to charges in 2006 of $500,000 related to a CFO transition, and $300,000 of higher bad debt expense in the prior year which was partially offset by an increase in professional fees in the 2007 quarter of $200,000 relating to higher audit and legal services.

Research and development expense amounted to $3.0 million during the second quarter of 2007 compared to $2.1 million in the same period in the prior year quarter reflecting our continued investments in new product platforms in urinalysis and molecular diagnostics. The increased level of spending reflects the continued investment in the new chemistry analyzer which amounted to $700,000 during the current quarter as well as increased headcount amounting to $200,000. The current year quarter was also impacted by the cost of closing down the AIDR subsidiary which amounted to approximately $163,000 during the quarter.

Interest income during the second quarter of 2007 amounted to $384,000, a $142,000 increase over the prior year quarter. The increase relates to our continued investment of excess cash during the quarter, as well as interest earned on lease financing from the sale of instruments to customers. Our sales-type lease financings approximated $9.7 million during both periods.

Income tax expense during the second quarter of 2007 amounted to 30% of pre-tax income as compared to a $413,000 tax expense on the loss during the prior year quarter. During the prior year, we purchased Leucadia Technologies’ in-process research and development totaling $5.2 million which was expensed for accounting purposes but not deductible for tax purposes. The tax provision continues to be primarily a non-cash expense, since we have significant deferred tax assets relating to tax loss carryforwards and credits. As of January 1, 2007, federal tax loss carryforward amounted to approximately $9.4 million and research and development tax credit carryovers totaled $3.9 million.

Comparison of Six months ended June 30, 2007 to 2006

Revenues for the six months ended June 30, 2007 increased by 26% over the prior year period. Revenues in the IVD urinalysis segment increased 31% to $35.4 million in 2007, from $27.0 million in the prior year period. Sales of IVD instruments increased 43% to $17.1 million up from $12.0 million during the prior year period. The increase in instrument sales is primarily due to increased sales to both domestic and international customers. International revenues accounted for approximately 32% of consolidated revenue during the six months ended June 30, 2007 compared to 33% during the prior year. IVD consumables and service revenue increased to $18.3 million from $15.0 million, an increase of $3.3 million or 22% over the prior year, primarily due to the larger installed base of instruments. Revenues during the first six months from the sample processing instruments and supplies were steady at $5.7 million for both periods. Unit volume of iQ200 instruments sold during the first six months of 2007 was 257, which is 26% higher than the 204 units sold during the prior year period.

Overall gross profit margins for the first six months was fairly constant at 50% during the current year period compared to 51% for the 2006 period in spite of the fact that IVD instruments (which generate lower gross margin than consumable products) represented 42% of consolidated revenues in the first half of 2007 vs. 37 % of consolidated revenue in the first half of 2006. The gross profit margin of our IVD instruments was improved to 47% in 2007 compared to 46% during the prior year, primarily due to the mix of instruments sold domestically versus internationally and a cost reduction resulting from a change in the estimated accrual for laboratory information system implementations of approximately $250,000. The gross margin of our IVD consumables and services decreased to 53% during the quarter compared to 56% during the prior year quarter, primarily due to a combination of losses generated in our German chemistry strip manufacturing, currently operating below capacity as well as increased costs associated with additional personnel for domestic service in order to improve customer service response times. Gross profit margin for our sample processing laboratory instrument and supply segment increased to 50% in 2007 from 48% in 2006, primarily due to manufacturing cost improvement programs.

Marketing and selling expenses totaled $6.3 million, or 15% of revenue, for the first six months, as compared to $5.0 million, or 15% of revenue, in the same period of 2006. The increase includes additional personnel costs of $409,000; higher commissions paid of $407,000; higher fees paid to GPOs (group purchasing organizations) of $81,000; increased travel and related costs of $306,000 due to increased sales to domestic customers; and an increase of $78,000 in professional fees.

General and administrative expenses decreased during the first six months to $4.7 million compared to $4.9 million in the prior year primarily due to decreased wages due to open positions in 2007 amounting to $335,000, and $500,000 of expense related to the CFO transition that occurred in 2006, partially offset by $500,000 of increased professional fees.

Research and development expense amounted to $5.4 million during the first six months of 2007 compared to $3.6 million in the same period in the prior year. The incremental spending in the new chemistry analyzer amounted to $700,000 as well as increased headcount amounting to $869,000 partially offset by a reduction in government grant revenue of $226,000. The current year period also was impacted by the cost of closing down the ADIR subsidiary which amounted to approximately $163,000 during the quarter.

Interest income during the first six months of 2007 amounted to $723,000, a $218,000 increase over the same period in 2006. The increase relates to our continued investment of excess cash during the quarter, as well as interest earned on lease financing from the sale of instruments to customers.

Income tax expense during the six months of 2007 amounted to 35% of pre-tax income as compared to $1.4 million tax on the loss during the prior year period. During the prior year, we purchased Leucadia Technologies’ in-process research and development totaling $5.2 million which was expensed for accounting purposes but not deductible for tax purposes.

Off-Balance Sheet Arrangements

At June 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At June 30, 2007, our cash and cash equivalents amounted to $25.6 million compared to $23.2 million at December 31, 2006.

Operating Cash Flows. Cash provided by operations for the six months ended June 30, 2007 improved to $3.5 million as compared to $1.7 million during the prior year period. The $1.8 million improvement primarily results from the improvement in net income during the current period versus a net loss during the prior year period; a decrease in the amount invested in inventories between periods of $1.9 million in 2007 versus 2006; a smaller decrease of accounts payable and accrued expenses of $610,000 plus a reduction in the amount of financing of sales-type lease transactions of $174,000. These increases in cash were partially offset by smaller decreases in 2007 in receivables of $901,000 and an increase in 2007 in prepaid expenses and other assets of $962,000.

The relationship of receivables to revenues has increased over the prior year. The number of days sales in accounts receivable improved to 56 days at the end of the first half of 2007 compared to 60 days for the prior year period. The number of days sales in inventory decreased to 63 days at the end of the first half of 2007 compared to 75 days at the beginning of the year. The lower number of days sales in inventory is due to higher sales volume and improved inventory planning procedures including reduced safety stock on hand. In addition, the level of slow moving inventory on hand for the Legacy product line continued to decrease during the first half of 2007.

Our cash flow continues to be favorably affected by the fact that at December 31, 2006 we had net operating tax loss carry forwards into 2007 of $9.4 million for federal and $1.0 million for state as well as tax credit carry forwards of $2.2 million for federal and $1.7 million for state taxes. We continue to realize tax deductions from both the exercise of stock options and the purchase by employees of our common stock at a discount to market. During the six months ended June 30, 2007, we realized additional tax deductions of approximately $312,000 from these items.

Investing Activities. Cash used in investing activities decreased to $2.0 million during the six months ended June 30, 2007, a $3.4 million improvement over the prior year period primarily as a result of the acquisition in 2006 of Leucadia Technologies which amounted to $3.6 million.

Financing Activities. Cash provided by financing activities was approximately the same in the first half of 2007 and 2006 and resulted from issuances of common stock for cash of $645,000 during the 2007 period and $1.1 million during the 2006 period. During the first half of 2007, we realized tax deduction benefits amounting to $312,000 from the exercise of stock options.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of June 30, 2007, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of June 30, 2007, we were in compliance with such covenants.

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

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We had no debt at June 30, 2007.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Interim Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report of Form 10-Q that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Since the date of the most recent evaluation of our internal controls over our financial reporting by the Chief Executive Officer and Interim Chief Financial Officer, we have identified certain significant deficiencies in such controls and plan to implement the following:

•

Financial Reporting Process—a deficiency in the area of financial reporting was noted during the quarter ended June 30, 2007. Employee turnover affected the timeliness of our financial reporting process and created delays in providing adequate supporting documentation for journal entries. We recorded post closing adjustments after our normal period-end closing process but before the filing of this report. A new Chief Financial Officer was hired in August and the Company plans to add additional senior accounting and information technology personnel by the end of the year.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material changes in risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 13, 2007, we held our 2007 annual meeting of stockholders. At the annual meeting, there were 18,219,768 shares entitled to vote, and 15,769,585 shares (86.55%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, the Board of Directors was comprised of Richard Williams, Thomas Adams, Richard Nadeau, Steve Besbeck, Michael Matte, Stephen E. Wasserman and César García. The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1. Proposal to elect Mr. Richard Williams, Dr. Thomas Adams, Dr. Richard Nadeau, Mr. Steve Besbeck, Mr. Michael Matte, Mr. Stephen E. Wasserman and Mr. César García as directors to hold office until the 2008 annual meeting or until their successors are elected and qualified.

Director	For	Withheld
Richard Williams	15,640,561	129,024
Thomas Adams	15,651,244	118,341
Richard Nadeau	15,539,131	230,454
Steve Besbeck	15,601,900	167,685
Michael Matte	15,637,616	131,969
Stephen E. Wasserman	15,231,507	538,078
César García	15,657,464	112,121

2. Proposal to ratify the appointment of the accounting firm of BDO Seidman, LLP as independent auditors of the company for the fiscal year ending December 31, 2007.

For	Against	Abstain
15,205,236	553,472	10,877

3. Proposal to approve the company’s 2007 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Votes
8,278,849	2,075,337	41,428	5,373,971

Item 6.	Exhibits

Exhibit Number	Description	Reference Document
3.1	Restated Bylaws as amended.	(1)

3.2	Amendment to Amended and Restated Bylaws of IRIS International, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer	*

(1)	Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K, filed March 26, 2004.
(2)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed July 18, 2007.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2007

IRIS INTERNATIONAL, INC.

By:	/s/ CÉSAR M. GARCÍA
César M. García President and Chief Executive Officer

By:	/s/ VERONICA O. TARRANT
Veronica O. Tarrant Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)