Form 10-Q
period 2007-09-30
IRIS INTERNATIONAL INC
filed 2007-11-01
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _______.

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

The registrant had 18,566,327 shares of common stock issued and outstanding as of November 1, 2007.

IRIS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,777	$23,159
Marketable securities	—	132
Accounts receivable, net of allowance for doubtful accounts and sales returns of $430 and $601	16,337	13,166
Inventories, net	9,042	6,918
Prepaid expenses and other current assets	1,008	626
Investment in sales-type leases	2,548	2,145
Deferred tax asset	2,865	2,865

Total current assets	55,577	49,011
Property and equipment, at cost, net	8,237	6,662
Goodwill	2,450	2,450
Core technology, net	1,656	1,723
Software development costs, net of accumulated amortization of $2,174 and $1,729	1,645	1,387
Deferred tax asset	3,851	5,516
Inventories – long term portion	440	440
Investment in sales-type leases	6,874	6,728
Other assets	410	400

Total assets	$81,140	$74,317

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,410	$3,797
Accrued expenses	5,185	6,414
Deferred service contract revenue	1,149	1,540

Total current liabilities	9,744	11,751
Commitments and contingencies
Shareholders’ equity:
Preferred Stock, $.01 par value; Authorized 1 million shares: Callable Series C shares issued and outstanding: none	—	—
Common stock, $.01 par value; Authorized 50 million shares: issued and outstanding: 18,560 shares and 18,046 shares	186	180
Additional paid-in capital	83,552	79,226
Other comprehensive income	220	48
Accumulated deficit	(12,562)	(16,888)

Total shareholders’ equity	71,396	62,566

Total liabilities and shareholders’ equity	$81,140	$74,317

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the three months ended September 30,
	2007	2006
Sales of IVD instruments	$7,479	$7,477
Sales of IVD consumables and service	9,492	7,775
Sales of sample processing instruments and supplies	3,220	2,756

Total revenues	20,191	18,008

Cost of goods - IVD instruments	3,992	4,432
Cost of goods - IVD consumables and service	3,871	3,976
Cost of goods - sample processing instruments and supplies	1,585	1,460

Total cost of goods sold	9,448	9,868

Gross profit	10,743	8,140

Marketing and selling	3,566	2,718
General and administrative	2,725	2,284
Research and development, net	2,355	2,173

Total operating expenses	8,646	7,175

Operating income	2,097	965
Other income (expense):
Interest income	402	267
Interest expense	(5)	(5)
Other income (expense)	(9)	1

Income before provision for income taxes	2,485	1,228
Provision for income taxes	867	454

Net income	$1,618	$774

Basic net income per share	$0.09	$0.04

Diluted net income per share	$0.09	$0.04

Basic – average shares outstanding	18,260	18,004

Diluted – average shares outstanding	18,977	18,574

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the nine months ended September 30,
	2007	2006
Sales of IVD instruments	$24,615	$19,429
Sales of IVD consumables and service	27,747	22,779
Sales of sample processing instruments and supplies	8,928	8,513

Total revenues	61,290	50,721

Cost of goods - IVD instruments	13,002	10,839
Cost of goods - IVD consumables and service	12,378	10,600
Cost of goods - sample processing instruments and supplies	4,441	4,442

Total cost of goods sold	29,821	25,881

Gross profit	31,469	24,840

Marketing and selling	9,878	7,674
General and administrative	7,403	7,229
Research and development, net	7,791	5,752
In-process research and development	—	5,180

Total operating expenses	25,072	25,835

Operating income (loss)	6,397	(995)
Other income (expense):
Interest income	1,125	773
Interest expense	(8)	(17)
Other income (expense)	(34)	34

Income (loss) before provision for income taxes	7,480	(205)
Provision for income taxes	2,607	1,840

Net income (loss)	$4,873	$(2,045)

Basic net income (loss) per share	$0.27	$(0.11)

Diluted net income (loss) per share	$0.26	$(0.11)

Basic – average shares outstanding	18,124	17,793

Diluted – average shares outstanding	18,723	17,793

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,873	$(2,045)
Adjustments to reconcile net income (loss) to net cash provided by operations:
In-process research and development charge	—	5,180
Deferred taxes	2,486	1,839
Tax benefit from stock option exercises	(1,368)	(731)
Depreciation and amortization	1,884	1,546
Foreign currency translation	172	(49)
Gain on sale of investment	—	(30)
Common stock and stock based compensation	1,007	1,076
Changes in assets and liabilities:
Accounts receivable	(3,171)	(1,753)
Inventories, net	(2,124)	120
Prepaid expenses and other assets	(392)	(224)
Sales-type leases	(549)	(1,397)
Accounts payable and accrued expenses	(1,616)	(689)
Deferred service contract revenue	(391)	25

Net cash provided by operating activities	811	2,868

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(3,568)
Acquisition of property and equipment	(2,947)	(3,041)
Software development costs	(703)	(136)
Marketable securities available for sale	132	15,465

Net cash (used in) provided by investing activities	(3,518)	8,720

Cash flows from financing activities:
Issuance of common stock and warrants for cash	1,957	1,236
Tax benefit from stock option exercises	1,368	731
Borrowings under line of credit	—	3,000
Repayments of line of credit	—	(3,000)

Net cash provided by financing activities	3,325	1,967

Net increase in cash and cash equivalents	618	13,555
Cash and cash equivalents at beginning of period	23,159	3,169

Cash and cash equivalents at end of period	$23,777	$16,724

Supplemental schedule of non-cash financing activities:
Issuance of common stock and deferred stock units to acquire subsidiary	$—	$5,000
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$733	$34
Cash paid for interest	$8	$12

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited – dollars in thousands except per share amounts)

1. Nature of Business

IRIS International, Inc. was incorporated in California in 1979. We design, develop, manufacture and market in-vitro diagnostic (“IVD”) products, including IVD imaging systems based on patented and proprietary neural network-based Automated Particle Recognition (APR™) software to enable high-speed digital processing to classify and display images and describe the morphology of microscopic particles, molecular diagnostics assays based in our Nucleic Acid Detection Immuno-Assay (NADIA) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures and DNA processing performed in clinical laboratories.

2. Interim Financial Reporting

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements included herein are unaudited, but in the opinion of management, such consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company’s financial position and results of operations for the interim period. The results reported in these consolidated financial statements should not be taken as indicative of results that may be expected for the entire year.

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

Earnings Per Share – Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and nine month periods ended September 30, 2007 were 359,000 and 576,000. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three months ended September 30, 2006 was 653,000. During the prior year nine month period, the Company incurred a loss accordingly, all outstanding options and warrants were excluded from the computation because they were anti-dilutive. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2007	2006	2007	2006
Basic weighted shares outstanding	18,260	18,004	18,124	17,793
Dilutive stock options & warrants	717	570	599	—

Diluted weighted shares outstanding	18,977	18,574	18,723	17,793

Reclassifications – Certain amounts have been reclassified in the interim 2006 consolidated financial statements to conform to the 2007 presentation with no changes in the previously reported net income or shareholders’ equity.

3. Acquisition

On April 3, 2006 we acquired all the stock of Leucadia Technologies, Inc., a development stage molecular diagnostics company, pursuant to the merger of Leucadia into our wholly owned subsidiary, Iris Molecular Diagnostics (“IMD”). With this acquisition we acquired significant core technology for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

Pursuant to the acquisition agreement we paid $3.3 million of cash, 272,375 shares of IRIS common stock, valued at $4.2 million, deferred stock units for 51,879 shares of IRIS common stock valued at $800,000 and $230,000 of transaction fees. The IRIS common stock and deferred stock units were valued based on the average closing market price of IRIS common stock a few days before and a few days following the acquisition. In addition, we will issue up to 108,950 shares of IRIS common stock and deferred stock units for 20,752 shares of IRIS common stock as earn-out consideration if certain regulatory and sales milestones are achieved. As of September 30, 2007, the earn-out consideration for certain regulatory and sales milestones were not yet achieved.

The acquisition was accounted for as a purchase with the allocation, based on fair value, as follows:

(In thousands)
Cash and cash equivalents	$2
Fixed assets	21
Core technology	1,790
Goodwill	2,231

Total assets acquired	$4,044

Total liabilities – deferred income tax	$662

In process research and development expense	$5,180

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the nine months ended September 30, 2006 as if the acquisition had occurred January 1, 2006:

(In thousands, except per share data)
Revenues	$50,721
Operating loss	$(1,120)
Net loss	$(2,170)
Net loss per share – diluted	$(0.11)

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

4. Inventories

Inventories consist of the following:

(In thousands)	September 30, 2007	December 31, 2006
Finished goods	$3,180	$2,127
Work-in-process	370	241
Raw materials, parts and sub-assemblies	5,932	4,990

	9,482	7,358
Less: non-current portion, net of reserves	(440)	(440)

Inventories – current portion	$9,042	$6,918

5. Bank Loan Agreement

We have a credit facility with a commercial bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. Borrowings under the credit facility are secured by all of our assets and mature in June 2008.

As of September 30, 2007 and 2006, there were no outstanding borrowings under the credit facility. We are however, subject to certain financial covenants under the credit facility with the bank and as of September 30, 2007, we were in compliance with such covenants.

6. Income Taxes

On a quarterly basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for both the three and nine month periods ended September 30, 2007 was approximately 35%.

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

We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which we must record a liability. Since we have not recorded a liability at September 30, 2007, there would be no impact to our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change during the next twelve months. We are no longer subject to federal, state, or foreign income tax examinations for years prior to 2003.

7. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three months and nine months ended September 30, 2007 and 2006 includes incremental share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(In thousands)	2007	2006	2007	2006
Cost of sales	$72	$73	$204	$189
Marketing and selling	67	60	134	158
General and administrative	194	189	367	506
Research and development	111	75	302	223

Stock-based compensation	444	397	1,007	1,076
Income tax benefit	(178)	(159)	(403)	(429)

Stock-based compensation, net of tax	$266	$238	$604	$647

Stock Options

Stock option activity during the nine months ended September 30, 2007 is as follows:

(In thousands, except for per share)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,973	$9.98	3.4 years	$9,599
Granted	558	$13.18
Exercised	(390)	$4.81
Canceled or expired	(209)	$14.42

Outstanding at September 30, 2007	1,932	$11.40	3.5 years	$16,413

Exercisable at September 30, 2007	1,148	$9.24	2.8 years	$12,357

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on September 30, 2007. Total intrinsic value of options exercised for the nine months ended September 30, 2007 amounted to $4,360,000. As of September 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $3.1 million.

On July 13, 2007, the Company’s shareholders approved the adoption of the IRIS International, Inc. 2007 Stock Incentive Plan, which authorizes the issuance of up to 1,750,000 shares of our common stock pursuant to equity awards granted under the plan.

Restricted Shares

We began awarding restricted shares of our common stock in 2006. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Board. Restricted shares activity during the nine months ended September 30, 2007 is as follows:

(In thousands, except for per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at January 1, 2007	88	$17.11
Granted	94	$12.76
Vested during period	(26)	$18.32
Cancelled during period	(4)	$12.38

Unvested at September 30, 2007	152	$14.33

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of September 30, 2007, total unrecognized stock-based compensation expense related to non vested restricted share grants was $1.8 million which is expected to be recognized over the remaining weighted average period of approximately 2.7 years.

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

	For the nine months ended September 30,
	2007	2006
Risk free interest rate	4.7%	4.6%
Expected lives (years)	3.0	3.0
Expected volatility	46%	45%
Expected dividend yield	—	—

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

A summary of our non-vested stock options during the nine months ended September 30, 2007 is presented below:

(In thousands, except for per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested options at January 1, 2007	503	$17.05
Granted	558	$13.18
Vested	(125)	$19.49
Forfeited or expired	(152)	$13.60

Non-vested options at September 30, 2007	784	$14.55

8. Capital Stock – Warrants

At September 30, 2007, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share.

9. Contingencies

Litigation

From time to time, we are party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We enter into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. Indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. Such indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we agree to reimburse employees for certain expenses and to provide salary continuation. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. To date, we have not incurred any material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no recorded liabilities for these agreements as of September 30, 2007.

10. Segments and Geographic Information

Our operations are organized on the basis of products and related services and under SFAS No. 131, we operate in two segments: (1) IVD and (2) sample processing.

The IVD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold and serviced through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France. The segment also includes the operations of the IMD Subsidiary.

The sample processing segment designs, develops, manufactures and markets a variety of bench top centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology, urinalysis and DNA processing. These products are sold worldwide through distributors.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. We evaluate the performance of our segments and allocate resources to them based on earnings before income taxes, excluding corporate charges.

The tables below present information about reported segments for the three and nine months ended September 30, 2007 and 2006:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total
For the three months September 30, 2007
Revenues	$16,971	$3,220	$—	$20,191
Interest income	402	—	—	402
Interest expense	5	—	—	5
Depreciation and amortization	558	68	4	630
Segment pre-tax profit	3,212	770	(1,497)	2,485
Segment assets	56,452	18,000	6,688	81,140
Investment in long-lived assets	21,240	472	—	21,712
For the three months September 30, 2006
Revenues	$15,252	$2,756	$—	$18,008
Interest income	265	2	—	267
Interest expense	5	—	—	5
Depreciation and amortization	614	69	37	720
Segment pre-tax profit	1,999	577	(1,348)	1,228
Segment assets	45,383	15,572	8,259	69,214
Investment in long-lived assets	18,506	521	—	19,027
For the nine months September 30, 2007
Revenues	$52,362	$8,928	$—	$61,290
Interest income	1,125	—	—	1,125
Interest expense	8	—	—	8
Depreciation and amortization	1,668	204	12	1,884
Segment pre-tax profit	9,097	2,030	(3,647)	7,480
Segment assets	56,452	18,000	6,688	81,140
Investment in long-lived assets	21,240	472	—	21,712

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total
For the nine months September 30, 2006
Revenues	$42,208	$8,513	$—	$50,721
Interest income	767	6	—	773
Interest expense	17	—	—	17
Depreciation and amortization	959	304	283	1,546
Segment pre-tax profit (loss)	1,854	1,903	(3,962)	(205)
Segment assets	45,383	15,572	8,259	69,214
Investment in long-lived assets	18,506	521	—	19,027

We ship products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $18.6 million and $15.3 million during the nine months ended September 30, 2007 and 2006.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

11. Other Comprehensive Income (Loss)

Other comprehensive income (loss) was approximately $56,000 and $172,000 for the three and nine months ended September 30, 2007, respectively and approximately $(49,000) for the three and nine months ended September 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of three operating units in two business segments as determined in accordance with SFAS 131. Our in-vitro diagnostics (“IVD”) segment also called Iris Diagnostics Division, designs, manufactures and markets IVD systems, consumables and supplies for urinalysis and body fluids. With the acquisition of Leucadia Technologies we created our Iris Molecular Diagnostics (IMD) subsidiary in April 2006, whose operations are included as part of the Iris Diagnostics Division. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing.

We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers sourced from a Japanese manufacturer. We sell the urine microscopy analyzers and the iChem100; our semi-automated chemistry analyzer introduced in the third quarter of 2006 on a global basis and distribute the Japanese manufacturer’s fully automated chemistry analyzers domestically only. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranties and spare parts from international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue will continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales of our automated urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France, are through independent distributors. Sales in France are direct to end use customers. International sales represented 31% of consolidated revenues during the first nine months of 2007 as compared to 28% during the first nine months of 2006. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace. Our Sample Processing products are sold worldwide through distributors.

We make significant investments in research and development for new products and enhancements to existing products. We internally fund research and development programs. During the second quarter of 2007 we closed the operations of our Advanced Digital Imaging Research subsidiary (“ADIR”), whose costs had previously been substantially covered by government sponsored grants. Under government guidelines under the Small Business Administration (“SBA”), ADIR no longer qualified for government grant funding previously provided to ADIR. While the closing of ADIR resulted in one-time charges of approximately $163,000 in the second quarter of 2007, period expenses related to this operation decreased slightly as we no longer incur costs related to salaries and related overhead of this subsidiary.

In addition to the suspension of government funding, the 3D facial recognition technology which ADIR had been developing would have taken at least another two years to develop a commercial product capable of screening individuals at airports and other security checkpoints. Further, the present market for 3D facial recognition is practically non-existent and it would likely take years to develop a commercially viable product. Therefore, as this product development initiative was outside of our core healthcare business, we determined that it was not in the best interest of our shareholders to continue these efforts.

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

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
Revenues
IVD instruments	$7,479	37%	$7,477	42%	$24,615	40%	$19,429	38%
IVD consumables and service	9,492	47%	7,775	43%	27,747	45%	22,779	45%
Sample processing and supplies	3,220	16%	2,756	15%	8,928	15%	8,513	17%

Total revenues	20,191	100%	18,008	100%	61,290	100%	50,721	100%

Gross Profit Margins*
IVD instruments	3,487	47%	3,045	41%	11,613	47%	8,590	44%
IVD consumable and service	5,621	59%	3,799	49%	15,369	55%	12,179	54%
Sample processing and supplies	1,635	51%	1,296	47%	4,487	50%	4,071	48%

Gross margin	10,743	53%	8,140	45%	31,469	51%	24,840	49%

Operating expenses
Marketing and selling	3,566	18%	2,718	15%	9,878	16%	7,674	15%
General and administrative	2,725	13%	2,284	13%	7,403	12%	7,229	14%
Research and development, net	2,355	12%	2,173	12%	7,791	13%	5,752	11%
In-process research and development	—		—		—		5,180	10%

Total operating expenses	8,646	43%	7,175	40%	25,072	41%	25,835	51%

Operating income (loss)	2,097	10%	965	5%	6,397	10%	(995)	(2%)

Net income (loss)	$1,618	8%	$774	4%	$4,873	8%	$(2,045)	(4%)

*	Gross profit margin percentages are based on the related sales of each category.

Comparison of Three Months Ended September 30, 2007 to 2006

Revenues for the three months ended September 30, 2007 increased by 12% over the prior year quarter. Revenues in the IVD segment increased to $17.0 million in the third quarter of 2007, up from $15.3 million or 11% over the prior year quarter. Sales of IVD instruments amounted to $7.5 million during both quarters. We sell our instruments and consumables direct to customers domestically. In the international market, the average sale prices of the iQ200 analyzer and related consumables are lower due to the fact that such sales, with the exception of France, are made through independent distributors in approximately 60 countries. International revenues accounted for approximately 27% of consolidated revenue during the three months ended September 30, 2007 compared to 27% during the prior year quarter. IVD consumables and service revenue increased during the quarter to $9.5 million from $7.8 million, an increase of $1.7 million or 22% over the prior year quarter, primarily due to the larger installed base of instruments and a high conversion rate from instruments previously covered by warranty now under servicing agreements. We also continue to service and support the declining installed base of legacy systems discontinued in 2004. Revenues during the quarter from the Sample Processing segment’s instruments and supplies increased to a record $3.2 million compared to $2.8 million for the prior year quarter primarily due to higher sales of the DNA workstations, consumables and service.

We sold 102 iQ200 Analyzers during the current quarter, as compared to 108 units sold during the third quarter of 2006, but we achieved approximately the same IVD instrument revenue due to a higher proportion of complete iQ200 Systems sold in the US in comparison to the third quarter of 2006. Domestically, we sell the iQ200 microscopy analyzers either separately or combined with a chemistry analyzer, which we acquire from a Japanese supplier. The majority of domestic sales are sold as combined systems. Internationally, we sell our iQ200 microscopy analyzer separately or with our semi-automated chemistry analyzer, as we do not have distribution rights for the fully automated chemistry analyzer. We are currently developing an automated chemistry analyzer internally which we anticipate shipping during the first quarter of 2008.

Gross profit margin for the current quarter improved to 53% compared to 45% during the 2006 quarter. This improvement is attributable to across the board improvements. The gross profit margin of our IVD instruments increased to 47% compared to 41% during the 2006 quarter. Gross margin of our IVD consumables and services increased to 59% during the quarter compared to 49% during the prior year quarter. The increase resulted primarily from increased consumable revenues plus improved gross margins being realized in our service department. We continue to experience losses in our German chemistry strip manufacturing operation acquired in September 2005, which is operating below capacity. Our German strip manufacturing facility is expected to continue to operate below capacity until we launch our new automated urine chemistry analyzer next year. Gross profit margin for our sample processing laboratory instrument and supply segment improved to 51% in the 2007 quarter compared to 47% in 2006 due to the continued implementation of manufacturing cost improvement programs and increased manufacturing volumes during the quarter.

Marketing and selling expenses totaled $3.6 million, or 18% of revenue, for the current year’s third quarter, as compared to $2.7 million, or 15% of revenue, in the third quarter of 2006. The $0.8 million increase is primarily related to additional personnel and related costs of $440,000, higher commissions of $119,000, fees paid to GPOs (group purchasing organizations) of $64,000 as well as increased travel and related costs of $130,000 due to increased domestic sales personnel.

General and administrative expenses increased $441,000 to $2.7 million compared to $2.3 million in the prior year quarter and includes $468,000 of additional personnel, recruiting and restructuring costs related to the reorganization of our finance department. The increases were partially offset by reductions in our allowance for bad debts of $90,000 and lower professional fees of $95,000 and $114,000 of increased expense primarily related to stock based compensation for our non-employee directors.

Research and development expense increased to $2.4 million during the third quarter of 2007 compared to $2.2 million in the same period in the prior year reflecting our continuing investments in new product platforms in urinalysis and molecular diagnostics. The increase related primarily to payroll and related expenditures.

Interest income during the third quarter of 2007 amounted to $402,000 compared to $267,000 during the prior year quarter. The increase relates to our continued investment of excess cash during the quarter, as well as interest earned on lease financing from the sale of instruments to customers. Our sales-type lease financings approximated $9.4 million during the current quarter as compared to $8.7 million during the prior year quarter.

Income tax expense during both the third quarter of 2007 and 2006 was approximately 35% of pre-tax income. The tax provision continues to be primarily a non-cash expense, since we have significant deferred tax assets relating to tax loss carryforwards and credits. As of January 1, 2007 federal tax loss carryforward amounted to approximately $9.4 million and research and development tax credit carryovers totaled $3.9 million.

Comparison of Nine Months Ended September 30, 2007 to 2006

Revenues for the nine months ended September 30, 2007 increased by 21% over the prior year period. Revenues in the IVD segment increased to $52.4 million in 2007 from $42.2 million in the prior year period. Sales of IVD instruments increased to $24.6 million up from $19.4 million during the prior year period. Unit volume of iQ200 instruments sold during the first nine months of 2007 was 359, which is 15% higher than the 312 units sold during the prior year period. The increase in instrument sales is primarily due to a large increase in unit sales and a favorable mix of domestic and international customers. International revenues accounted for approximately 34% of consolidated revenue during both the current nine month period and the prior year period as well. IVD consumables and service revenue increased to $27.7 million from $22.8 million, an increase of nearly $5.0 million or 22% over the prior year, primarily due to the larger installed base of instruments and the success of converting warranty agreements to service agreements as mentioned previously. Revenues during the first nine months from the sample processing instruments and supplies increased to $8.9 million a 5% increase as compared to the prior year period.

Overall gross profit margins for the first nine months improved to 51% during the current year period compared to 49% for the 2006 period, even though IVD instruments (which generate lower gross margin than consumable products) represented 40% of consolidated revenues in the first nine months of 2007 as compared to 38% of consolidated revenue in the first nine months of 2006. The gross profit margin of our IVD instruments improved to 47% in 2007 compared to 44% during the prior year period, primarily due to the mix of instruments sold domestically versus internationally and a cost reduction resulting from a change in the estimated accrual for laboratory information system implementations of approximately $250,000. The gross margin of our IVD consumables and services improved to 55% during the current year period compared to 53% during the prior year period, primarily due to higher volumes and increased efficiencies. Gross profit margin for our sample processing laboratory instrument and supply segment increased to 50% in 2007 from 48% in 2006, primarily due to manufacturing cost improvement programs.

Marketing and selling expenses totaled $9.9 million or 16% of revenue, for the first nine months, as compared to $7.7 million or 15% of revenue, in the same period of 2006. The increase includes additional personnel and related costs of $817,000, higher commissions of $428,000, higher fees paid to GPOs of $146,000, increased travel and related costs of $419,000 due to the increased domestic sales personnel hired during the current year and additional personnel added to our sales office in France.

General and administrative expenses remained essentially flat during the first nine months at $7.4 million compared to $7.2 million in the prior year. This year we experienced increases in professional fees for audit and legal services of $378,000 and additional facility costs of $130,000 and $110,000 of increased expense primarily related to stock based compensation for our non-employee directors while last year’s first nine month results included a provision for bad debts of approximately $380,000.

Gross research and development expense for the nine months ended September 30, 2006 amounted to $10.9 million of which $5.2 million represents the purchased in-process research and development expenses booked in the second quarter of 2006 relating to the acquisition of Leucadia Technologies, Inc. Net research and development expense amounted to $7.8 million during the first nine months of 2007 compared to $5.8 million in the same period in the prior year, reflecting our continuing investment in new product platforms. The current year period includes the cost of closing down the ADIR subsidiary which amounted to approximately $163,000. During the current year, our spending, excluding the purchased in-process research and development, increased by $2.0 million and included higher payroll and related costs of $1.2 million, increased facility costs of $105,000, and increased professional fees of $110,000, plus incremental spending for our new chemistry analyzer amounting to $730,000. These costs were partially offset by increased grant revenue of $248,000 and capitalized software development expenditures of $567,000 relating to our new products.

Interest income during the first nine months of 2007 amounted to $1.1 million, a $352,000 increase over the same period in 2006. The increase relates to our continued investment of excess cash during the quarter, as well as interest earned on lease financing from the sale of instruments to customers.

Income tax expense during the nine months of 2007 amounted to 35% of pre-tax income as compared to $1.8 million tax on the loss during the prior year period. During the prior year, we purchased Leucadia Technologies in-process research and development totaling $5.2 million which was expensed for accounting purposes but not deductible for tax purposes.

Off-Balance Sheet Arrangements

At September 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At September 30, 2007, our cash and cash equivalents amounted to $23.8 million compared to $23.2 million at December 31, 2006.

Operating Cash Flows. Cash provided by operations for the nine months ended September 30, 2007 amounted to $811,000 as compared to $2.9 million during the prior year period. The reduction was the result of a planned increase in purchases of inventories of approximately $2.1 million primarily associated with the launch of our new chemistry analyzer and higher finished goods inventory of the AUTION MAX AX-4280 automated urine chemistry analyzer and related accessories, increased receivables of $3.2 million as a result of increased revenues, plus reductions in accounts payable and accruals of $1.6 million. In addition, our investments in sales-type leases increased $549,000 during the first nine months of 2007.

The relationship of receivables to revenues has increased over the prior year. The number of days sales in accounts receivable increased to 74 at the end of the third quarter of 2007 compared to 69 days for the prior year third quarter. The increase was primarily caused by the fact that the majority of instrument sales occurred during the final weeks of the current quarter. The number of days sales in inventory increased to 90 days at the end of the third quarter based on the planned purchases of certain inventories mentioned above. The number of day’s sales in inventory at the beginning of the year was 75 days.

Our cash flow continues to be favorably affected by the fact that at December 31, 2006 we had net operating tax loss carry forwards into 2007 of $9.4 million for federal and $1.0 million for state, as well as tax credit carry forwards of $2.2 million for federal and $1.7 million for state taxes. We continue to realize tax deductions from both the exercise of stock options and the purchase by employees of our common stock at a discount to market. During the nine months ended September 30, 2007, we realized additional tax deductions of approximately $1.4 million from these items.

Investing Activities. Cash used in investing activities decreased to $3.5 million during the nine months ended September 30, 2007. The difference over the prior year was primarily as a result of the acquisition in 2006 of Leucadia Technologies which amounted to $3.6 million and the sale of marketable securities in the amount of $15.4 million purchased during 2005.

Financing Activities. Cash provided by financing activities amounted to $3.3 million during the first nine months of 2007, an increase of $1.4 million over the same period in 2006, partially the result of increased issuances of common stock for cash of $2.0 million compared to $1.2 million during the 2006 period. In addition during the first nine months of 2007, we realized tax deduction benefits amounting to $1.4 million from the exercise of stock options, an increase of $637,000 over the same period of 2006.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of September 30, 2007, there were no borrowings under the new credit facility. We are subject to certain financial covenants under the credit facility with the bank and as of September 30, 2007, we were in compliance with such covenants.

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

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We had no debt at September 30, 2007.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Interim Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report of Form 10-Q that materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material changes in risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

Reference is made to our Quarterly Report on Form 10-Q for the period ended June 30, 2007.

Item 6.	Exhibits

Exhibit Number	Description	Reference Document

3.1	Restated Bylaws as amended	(1)

3.2	Amendment to Amended and Restated Bylaws of IRIS International, Inc.	(2)

4.1	IRIS International, Inc. 2007 Stock Incentive Plan	(3)

10.1	Employment Agreement, dated August 6, 2007, between IRIS International, Inc. and Peter Donato	(4)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer	*

(1)	Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K, filed March 26, 2004.
(2)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed July 18, 2007.
(3)	Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8, filed August 22, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed August 8, 2007.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2007

IRIS INTERNATIONAL, INC.

By:	/s/ CESAR M. GARCÍA
César M. García
President and Chief Executive Officer

By:	/s/ PETER L. DONATO
Peter L. Donato
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)