Form 10-K
period 2007-12-31
IRIS INTERNATIONAL INC
filed 2008-03-14
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer anon-accelerated filer or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $250 million based upon the closing price of $16.84 per share of its common stock as reported on the NASDAQ Global Market on June 30, 2007. Solely for the purpose of determining “non-affiliates” in this context, shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded. This determination of affiliate status is not necessarily a determination for other purposes.

The registrant had 18,707,387 shares of common stock outstanding on March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered on this Form 10-K are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

IRIS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2007

i

PART I

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or strategic arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” “intends”, or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the Risk Factors set forth under Item 1A, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

Item 1. Business.

Company Overview

We are a leading global in vitro diagnostics company focused on products that analyze particles and living cell forms and structures, or morphology of a variety of body fluids. Our products leverage our strengths in flow imaging technology, particle recognition and automation to bring efficiency to the hospital laboratory, where a shortage of qualified laboratory technicians and labor-intensive processes result in significant cost and workflow challenges for our customers. The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of urine microscopy systems, with an installed based of over 1,700 systems in over 50 countries. In this market, we also provide integrated solutions comprising urine microscopy and urine chemistry products as well as consumable supplies, system support services and sample preparation products. To enhance our product portfolio in this market, we are developing an automated urine bacteria screening instrument to provide a faster and cost-effective automated alternative to urine cultures. We intend to expand into related market segments that can clearly benefit from automated morphology solutions, including the analysis of other body fluids such as blood (hematology applications). In addition, we have an active research and development platform in molecular diagnostics based on our Nucleic Acid Detection Immunoassay, or NADiA, platform, which we are developing for various applications in oncology and infectious disease.

Historically, we have predominantly focused on developing, manufacturing and commercializing in vitro diagnostics, or IVD, instruments and consumables for urinalysis, including our flagship iQ® analyzers, a family of fully-automated, image-based bench-top analyzers for urine microscopy. Urine microscopy is the visualization and identification of cell and other sediments in urine. The iQ analyzer uses a proprietary flow microscope and image-analysis software that captures the morphology of cells and sediments in urine and serous fluids, and assists in their identification and classification. Our systems are designed to provide users with faster, more complete and more consistent results, while substantially reducing hands-on time spent by laboratory technicians and turnaround time, as compared to traditional manual methods. The iQ analyzer can be seamlessly integrated with our urine chemistry analyzers to simultaneously perform urine microscopy and chemistry testing in a fully automated manner. Currently, these walk-away integrated systems are only available in the United States. However, with the anticipated introduction of the iChem VELOCITY, our proprietary fully-automated urine chemistry analyzer, we will be able to offer our proprietary, fully integrated urine microscopy and urine chemistry work-cell, iRICELL, during 2008 in the international market.

We intend to enter into several new markets with our product pipeline under development. Within the urinalysis segment, we are developing an automated urine bacteria screening test to indicate the presence of and quantify bacteria and/or yeast. We believe our test will significantly reduce the number urine cultures currently performed and will allow for faster results with less labor, potentially allowing physicians to reduce the frequency with which they preventively prescribe antibiotics for suspected urinary tract infections. We are also developing our 3GEMS platform, which will serve as our next generation urinalysis platform and as the platform for our pipeline hematology products. These imaged-based hematology products, currently in feasibility testing, are designed to automate the identification and characterization of blood cells, in particular, abnormal white blood cells. We believe an automated hematology analyzer using our proprietary imaging technology and software recognition capabilities will provide improvements in the identification of abnormal blood cells, including an automated, image-based 9-part white blood cell differential analysis. Like our urine microscopy products, these hematology products by virtue of their inherent capabilities to capture and analyze images are expected to reduce the need for manual slide preparation and reviews increasing the efficiency of what is currently a highly labor-intensive process.

The addition of molecular diagnostic products to our commercial IVD portfolio will be a key component of our future growth. In 2006, we acquired Leucadia Technologies, Inc., or Leucadia, a molecular diagnostics company now known as Iris Molecular Diagnostics, and its NADiA platform. NADiA has the ability to measure proteins below the detection thresholds of current immunoassay and molecular diagnostic methods. We believe our diagnostic products will address the need for increased sensitivity in the monitoring of disease, including cancer and infectious disease. Our first product is an ultra-sensitive, blood-based test for the monitoring of prostate specific antigen, or PSA, in prostate cancer patients following prostatectomy. Our NADiA PSA product is pending regulatory clearance. In addition, we are designing an ultra-sensitive blood test for HIV viral load measurement and a blood-based test for identification of Her-2/neu, an important biological marker in determining the aggressiveness of breast cancer tumors.

Market Overview and Opportunity

According to Boston Biomedical Consultants, Inc., or BBC, the global market for IVD in 2005 was approximately $32 billion and is expected to grow 7% annually. The United States is the largest single market accounting for 38% of the worldwide market, followed by Europe at 35% and Japan at 10%. IVD manufacturers provide products and services to the clinical laboratory industry, which is confronted with significant challenges in the current market. Healthcare providers are demanding improved turnaround time for laboratories diagnostic tests, greater sensitivity and lower costs. To improve accuracy, productivity and efficiency, many laboratories are turning to automated methods to perform these tests. Moreover, automated testing better positions laboratories to cope with the declining number of certified medical technicians available to perform tests.

Currently, we participate primarily in what BBC estimates to be the $520 million urinalysis segment of the IVD market. Through the development and commercialization of new products, we expect to enter the urine culture, hematology and molecular diagnostics markets which, we believe, will expand our total addressable market to approximately $4 billion.

Urinalysis

Urinalysis is performed as part of most routine medical examinations and is necessary for the diagnosis and monitoring of conditions such as urinary tract infection, and kidney and bladder disease. Traditionally, urinalysis comprises urine chemistry and urine microscopy tests, while urine cultures are considered part of microbiology. We believe that the advancement of automated technologies will blur this distinction, with urine cultures being performed increasingly in the same laboratories as urine chemistry and urine microscopy tests and eventually become part of the urinalysis market.

Urine Chemistry and Microscopy Market Overview

Urine chemistry consists of a panel of tests that identifies various chemical analytes in urine, while urine microscopy analyzes the microscopic solid particles and cells suspended in urine. Urine chemistry comprises the majority of the urinalysis market and is broadly used with limited differentiation between products. Urine microscopy is used less routinely because it is time consuming and requires a trained medical technician to characterize particles and cells based on their morphology. In order to reduce costs, many laboratories perform urine microscopy only in response to results from an initial urine chemistry test despite evidence that urine microscopy can provide a more reliable clinical diagnosis. The commercial success of our iQ analyzer is attributable to its capability to image and automatically identify particles and cells suspended in urine in a time-efficient manner.

BBC estimates the urinalysis segment of the IVD market at $520 million in 2006. Urine chemistry representing approximately $414 million and automated urine microscopy representing approximately $106 million, but growing at a much faster rate than the other urinalysis sub-segments. Of the approximately 20,000 hospital and reference laboratories worldwide that routinely perform urinalysis, we believe that approximately 6,900 clinical reference and hospital laboratories perform microscopy in significant volume and would be candidates for an automated urine microscopy system. These 6,900 sites represent a significant opportunity for us, because they will benefit from the automation and consolidation of their urine chemistry and microscopy processes. We believe the full automation and integration of results brought by the iQ product platform has accelerated the adoption of automated urine microscopy as a routine test. Of the 6,900 sites, we believe at lease half continue to perform manual microscopy procedures but the penetration of automated urine microscopy analyzers varies significantly from country to country.

Limitations in Chemistry and Microscopy

Current manual testing of urine and body fluids requires the clinical laboratory to split samples, perform automated and manual procedures and consolidate the separate results into one report. Moreover, the manual procedure for microscopy requires a qualified medical technician to accurately categorize particles and cells observed under the microscope. Therefore, these tests represent both time and cost intensive procedures for the clinical laboratory. Further, the inherent variability in sample preparation limits the quantitative and qualitative accuracy of the diagnostic result. The manual nature of performing urine microscopy and the lack of qualified personnel represents a significant opportunity. However, the challenge remains to compete for capital for urinalysis automation versus other disciplines of the laboratory.

Laboratories typically perform microscopy and chemistry tests separately and generally perform microscopy only in the case of an abnormal chemistry result because urine microscopy is a very tedious process. If both tests are performed, the separate results must then be manually consolidated into one report or file. Without the automatic integration of both the microscopy and chemistry results, valuable clinical information may be overlooked. By reducing the amount of manual labor spent conducting these tests and by automatically integrating the chemistry and microscopy results, we believe we can improve the consistency, reliability and value of the combined results and improve specimen turnaround time.

Urine Culture Market Overview

Urinary tract infection, or UTI, is a common infection that usually occurs when bacteria enters the opening of the urethra and multiplies in the urinary tract. Urine culture tests monitor the propagation of microorganisms such as bacteria and yeast, by spreading a small sample of urine on a growth medium, such as agar, and observing microorganism growth usually over a 16 to 72-hour period. We believe the current urine culture screening market represents an opportunity of approximately $300 million for a reliable automated “negative predictor” system that tests to confirm in minutes that levels of bacteria are below accepted clinical cutoffs.

Limitations in Urine Cultures

A urine culture is primarily ordered when symptoms indicate the possibility of UTI. The completion of a urine culture is both time and labor intensive, with results taking up to 72 hours to receive. Because of this delay, physicians often prescribe antibiotics before receiving the urine culture results. However, we believe that approximately 70% of urine cultures are bacteria negative, resulting in over-prescription of antibiotics and increasing the potential for creating resistant strains of bacteria. In addition, without timely results from a urine culture, patients may experience complications, prolonged infections and potentially increased hospitalization. We believe that there is a significant need for an automated system that will provide results in a timely manner, improve patient care and reduce the amount of manual labor needed to perform such tests.

Hematology

Hematology Market Overview

The enumeration of the various cellular components of blood is an essential part of routine medical examinations. A complete blood count, or CBC, is the most common type of blood test performed and measures the number of specific types of blood cells, including red blood cells (RBC), white blood cells (WBC) platelets, and other blood components, such as hemoglobin. In most instances, a white cell differential count, which measures the percentage of five types of white blood cells, is added to the CBC test. Variations from concentration, size, or maturity of the blood cells can be used to indicate an infection or illness. CBC tests and differential WBC counts are performed primarily in hospitals and clinical reference laboratories.

According to BBC, the hematology market in 2005 was approximately $1.8 billion and grew approximately 4% from the prior year driven primarily by system replacement sales and a small increase in test volume. Over the past 15 years, innovation within this market has been limited to automation of slide making and staining and algorithmic improvements to aid in the interpretation of results.

Limitations in Hematology

Traditional CBC test instruments use indirect means to measure the type and number of blood cells rather than direct observation of the blood cells. Despite the high number of these automated CBC analyzers in use, a significant percentage of the samples require a manual cell differential count of the blood specimen under a microscope. Frequently, a manual count is required due to the inability of automated CBC and differential analyzers to discriminate the complex morphology, especially the shape of abnormal cells, such as immature white blood cells or the presence of diseased cells, as in the case of sickle-cell anemia. The presence of immature white blood cells is often associated with conditions such as leukemia, infection, inflammation or tissue injury. However, a manual differential count of a blood specimen must be performed by a medical technologist trained in cytology or a pathologist under a microscope – a time consuming and subjective process, resulting in longer specimen turnaround times and higher cost.

According to a 2006 study conducted by the College of American Pathologists, of the 263 laboratories surveyed, an average of 29% of automated CBCs required a manual review, scan or differential and this percentage dramatically increased depending on the pathology of the patient population. Since the hematology market is dominated by a few large companies that typically compete on their ability to marginally reduce manual review rates, we believe there is significant opportunity to offer an automated image-based instrument that has the ability to identify immature white blood cells and other anomalies in a systematic fashion and to reduce significantly the number of manual reviews performed.

Molecular Diagnostics

Molecular Diagnostics Market Overview

Molecular diagnostic tests examine nucleic acids, including DNA and RNA, and protein biomarkers, to identify a disease, monitor its progression and response to treatment, or predict individual predisposition to a disease. These biomarkers can also provide information in drug discovery, preclinical drug development and patient monitoring during clinical trials. Currently, the clinical market for molecular diagnostics is primarily nucleic acid testing performed on polymer chain reaction, or PCR, instruments for amplification and detection of target diseases or infections. These tests are performed in commercial reference laboratories and large academic and research hospital laboratories due to the high complexity and cost of the tests. In it is expected that as automated solutions becomes available, these tests may migrate to smaller laboratories and potentially even to point-of-care sites.

The analysis of DNA expression, or the production of specific proteins in cells, provides the ability to characterize diseases, such as cancer and infectious diseases. As a result, the detection and identification of proteins can provide a means to monitor disease progression and detect relapse. We believe that the ultra-sensitive detection of proteins would provide the capability to measure concentrations hundreds of times below the limits of detection of currently available immunoassays, precisely and reliably and at an earlier stage of disease, all of which may result in improved patient care.

We estimate the worldwide molecular diagnostics market in 2006 was approximately $2.6 billion and is expected to increase at a rate of 15-20% annually. We believe growth in the market is being driven primarily by an increase in the number of oncology tests available as well as increased infectious diseases testing.

Limitations with Current Methods

Proteins are critical to understanding several diseases and current testing methods lack the degree of sensitivity necessary to detect minute amounts of protein and the precision to monitor disease progression. Traditional methods to detect proteins, including enzyme-linked immunosorbent assay, or ELISA, chemiluminescence and fluorescence excitation, are unable to detect protein biomarkers in extremely low concentrations and become effective only after a disease has progressed to a more advanced stage and the concentration of the protein biomarker has increased to reach the lower limit of detection of those conventional methods. We believe there is a significant market opportunity for an ultra-sensitive detection technology that measures concentration as low as one femtogram per milliliter (10-15 gram/milliliter) compared to today’s technologies that are limited to measuring concentrations of greater than 50,000 femtograms per milliliter.

Sample Processing

Sample Processing Market Overview

Nearly every sample presented to a clinical laboratory for testing requires some sort of sample processing before analysis. These samples include blood, urine and other body fluids, tissue, stool and other materials which may need to be separated into its different constituents. In the United States, there are over 180,000 testing sites where sample processing occurs, including hospital laboratories, independent laboratories, doctor’s offices, health maintenance organizations and community clinics.

Although testing is performed on many different types of samples, most tests are performed on blood specimens that require separation in a centrifuge. The centrifuge market comprises five segments including non-refrigerated bench-top, refrigerated bench-top, floor, high-speed and ultra-centrifuges. According to Strategic Directions International, the worldwide market for sample processing centrifuges in 2005 was estimated at $585 million, of which the market for non-refrigerated bench-top centrifuges, the market segment we serve, was estimated at approximately $96 million. To improve laboratory productivity and sample turnaround time, the current trend is toward smaller and faster bench-top models and away from large capacity floor models which have longer processing time per batch. This represents a significant opportunity for our Express line of bench-top centrifuges.

Limitations with Current Sample Processing Methods

The time it takes to process a sample is critical for clinical laboratories as the volume of samples to be tested increase. Each day, laboratory technicians are expected to handle thousands of samples with minimal error in a defined amount of time with limited laboratory space. In most laboratories, sample processing occurs in a central location where blood specimens are sorted and centrifuged in batches. The entire process can take up to an hour and requires dedicated resources to manage the sample flow. Once processed, the samples are often split and then sent to the various stations within the laboratory for analysis. The centralized processing of samples is thus quite inefficient as samples wait to enter the floor model centrifuge in large batches followed by long centrifugation times. In fact, many sample processing procedures create significant delays in specimen turnaround time.

Our Products

Our commercialized products and product pipeline comprise three main categories: morphology, molecular diagnostics and sample processing. Our morphology category includes all urinalysis and hematology products consisting of our commercialized urine chemistry and microscopy products, as well as our development-stage products such as an automated urine bacteria screening instrument and 3GEMS hematology and urinalysis analyzers. Our molecular diagnostics category consists of our development-stage products that utilize our NADiA technology for ultra-sensitive detection of proteins for cancer and infectious disease applications. Our sample processing category develops and markets small centrifuges and other processing equipment and accessories for rapid specimen processing. The table below is a summary of our major commercialized and in-development products:

Major Products	Status	Description
Morphology & Related Products

iQ analyzer	Marketed	Fully-automated urine microscopy and body fluids analyzer

iChem VELOCITY	US: 510(k) filed Dec. 2007 International launch: 2008 US Launch : 2009	Fully-automated urine chemistry analyzer

3GEMS Urinalysis & Body Fluids	510(k) filing expected 2010	Third generation urine microscopy and body fluids analyzer

Urine bacteria screening	In feasibility	Bacteria screening in urine

3GEMS Hematology	In feasibility	Complete blood count, white blood cell count and red blood cell and platelet morphology
Molecular Diagnostics

NADiA PSA	510(k) filed February 2007	Bio-Chemical Recurrence of PSA after prostatectomy

NADiA HIV	PMA filing expected 2009	Monitoring HIV viral load during anti-retroviral therapy

NADiA Her-2/neu	In feasibility	Monitoring of Her-2/neu levels after breast mastectomy/ lumpectomy

Major Products	Status	Description
Sample Processing

Express centrifuge line	Marketed	Centrifuges for clinical diagnostic market

ThermoBrite	Marketed	DNA workstation for FISH procedures

IDEXX Drive & Blood Separator	Expected launch 2008	For internal use in IDEXX analyzers

Fecal Rotor	Expected launch 2008	Ova and parasite testing for veterinarian market

Morphology and Related Products

Cell morphology is the science of cell form and structure. Our morphology segment utilizes our proprietary imaging technology to identify cells and particles in a fully automated manner. In the urinalysis market, we offer urine microscopy analyzers and related urine chemistry instruments. We are also developing an automated bacteria screening instrument to enhance our urinalysis offerings. As part of our 3GEMS Third Generation Morphology program, we are developing a next-generation urine microscopy analyzer and an image-based hematology analyzer.

Automated Urine Microscopy Analyzers

Our flagship product is the family of iQ urine microscopy analyzers, which was first launched in 2003. As of December 31, 2007, we have sold over 1,700 iQ analyzers. Our iQ technology platform utilizes proprietary image flow cytometry and software to achieve significant reductions in cost and processing time as compared to manual urine microscopy. Our technology enables high speed digital processing to classify and display images of microscopic particles in an easy-to-view graphical user interface. We believe our iQ product line has numerous benefits over competing products, including increased accuracy, digital imaging of particles and fully automated analysis of urine and body fluids and lower manual review rates of abnormal samples.

The iQ microscopy product family comprises the iQ SELECT, a fully-automated instrument capable of analyzing 40 samples an hour and enabling partial automation at laboratory sites with lower test volumes and which do not need to be connected to our automated urine chemistry analyzers; the iQ ELITE, a fully-automated instrument capable of analyzing 70 samples an hour that is appropriate for mid- sized hospital laboratories; and the iQ SPRINT, a fully-automated instrument capable of analyzing 101 samples an hour that is appropriate for large volume hospital and commercial laboratories. By utilizing our urinalysis system, we believe the average laboratory, which we define as those laboratories that typically perform 60 microscopy tests per day, can re-assign one medical technician currently performing these tests to another function, with a payback period of approximately two years. We also offer the iQ Body Fluids Module as an addition to the iQ test menu, which enables the rapid diagnosis for the presence of nucleated cells, red blood cells, bacteria and crystals in body fluid samples.

Urine Chemistry Analyzers

We market our proprietary semi-automated urine chemistry analyzers and currently distribute fully-automated urine chemistry analyzers domestically that were developed by ARKRAY, a Japanese IVD company. The automated urine chemistry analyzers can seamlessly connect to our iQ ELITE and iQ SPRINT automated urine microscopy analyzers and provide laboratories with walk-away solutions for chemistry and microscopy urinalysis with results combined and displayed in a single report.

We launched our proprietary iChem™100 proprietary semi-automated urine chemistry analyzer in 2006. This instrument, and related consumables, is for small volume hospital laboratories, outpatient clinics and large physician’s offices, and represents our initial entry into the global urine chemistry market with proprietary products. We acquired the predecessor product of the iChem™100 instrument through our purchase of the urine chemistry assets of Quidel Corporation, or Quidel, in 2005.

In the United States, we have an exclusive distribution partnership with ARKRAY to distribute ARKRAY’s AUTION MAX AX-4280 automated urine chemistry analyzer. We do not have international distribution rights to ARKRAY’s chemistry analyzers. However, we have developed a new state of the art proprietary automated chemistry analyzer, iChem VELOCITY, designed for medium to high volume laboratories that typically process more than 100 urine chemistry samples per day. The iChem VELOCITY will be offered as a stand-alone analyzer or as part of our integrated urinalysis workcell solution, iRICELL, internationally starting in 2008. It also provides us a continuing product life cycle for the AX-4280 in the U.S. market at the termination of our distribution agreement with ARKRAY. Our agreement with ARKRAY currently extends until the end of 2008 and we have notified ARKRAY of our intention to terminate our agreement at that time. We plan to continue to support and service our installed base of ARKRAY’s chemistry analyzers for 5 years after the termination of the agreement.

We expect to obtain CE–mark certification for the iChem VELOCITY in the first quarter of 2008, prior to initiation of European shipments. In December of 2007, we filed a 510(k) application with the FDA for the iChem VELOCITY and clearance is expected in 2008. Subsequent to the receipt of FDA clearance for iChem VELOCITY, we expect to launch the product in the United States in the first quarter of 2009. In the United States, approximately 90% of our instruments sales are integrated as part of our urinalysis workcell solution.

Consumables and Service

We generate significant revenue from the sale of consumables and service contracts for our urine microscopy and urine chemistry analyzers. For the year ended December 31, 2007, revenue derived from consumables and service contracts accounted for 45% of our total consolidated revenues and 53% of our diagnostics business unit’s revenue. Consumables include urine and body fluids reagents, calibrators and controls for our microscopy systems and test strips, calibrators, controls, and other solutions for the urine chemistry analyzers we manufacture and distribute. We also provide ongoing support and supplies for our declining installed base of legacy analyzers, most of them now replaced by iQ 200 type systems. Product support to our legacy instrument Model 939 UDx was discontinued in 2007and we plan to discontinue support of the remaining legacy systems by the end of 2008.

Urine Bacteria Screening

We are currently conducting feasibility studies for an automated urine bacteria screening system that will indicate the presence of and quantify bacteria and/or yeast in urine. Bacterial presence in urine is an indication of a urinary tract infection. Our assay utilizes proprietary technology that binds antibody-coated albumin micro-bubbles to target cells, isolating any bacteria present in the urine and concentrating the particles for identification.

We believe the assay has the ability to provide a faster and more cost-effective alternative to traditional urine cultures and will allow clinicians to make more informed treatment decisions. Our development efforts to date have created a standardized assay that allows identification of Gram-positive bacteria. We are continuing our efforts in order to complete a standardized assay for Gram-negative bacteria. The bacteria assays will be performed in a new instrument yet to be designed.

3GEMS Platform

Our 3GEMS platform combines our core imaging technology with improved software and sample processing to enhance the identification of various cell types and particles found in urine, blood and other body fluids. We believe the increased sensitivity and specificity, reliability, ease of use and improved imaging of our

3GEMS platform will increase the clinical utility of our diagnostic tests and allow physicians and other caregivers to make more informed treatment decisions. The 3GEMS Platform will be the basis for our next generation urine microscopy analyzer and improved body fluids module and a new hematology analyzer product line. The following describes our 3GEMS products under development:

•

Next Generation Urine Microscopy Analyzers. Our next generation urine microscopy analyzer will include advances in electronics and optics, including very high speed color cameras with higher resolution. We anticipate these advances will improve the clinical utility of the instrument as a greater number of cell types will be able to be identified with greater precision. We intend to submit a 510(k) application to the FDA in 2010 for our 3GEMS urine microscopy instrument.

•

Next Generation Body Fluids Module. We currently offer products that utilize our proprietary technology for morphology analysis of other body fluids, including cerebrospinal and serous fluids. We are developing a next generation body fluids module that we believe will possess improved diagnostic capabilities relative to our current product offering. We intend to submit a 510(k) application to the FDA concurrently with our 3GEMS urine microscopy instrument.

•

Hematology Analyzers. We are developing a portfolio of hematology analyzers to automate the identification and characterization of cells in blood. Our initial hematology analyzer will conduct a complete blood count, or CBC, the most common type of blood test, as well as automatically complete a nine-part white cell differential analysis. This differential analysis will identify the presence and quantity of immature white blood cells, whose presence is often associated with conditions such as leukemia, infection, inflammation or tissue injury. Importantly, the automation of the white cell differential will eliminate the need for a medical technologist trained in cytology or pathologist to manually identify and count cells under a microscope – a time consuming and subjective process. Finally, since our analyzer captures digital images of individual cells, the creation of slides to enable the review of a blood smear under a microscope and to retain physical evidence of a particular sample is unnecessary. Our virtual slides will be stored digitally and transmitted electronically between laboratories or healthcare providers. We are currently conducting feasibility studies for our 3GEMS hematology analyzers.

Molecular Diagnostics

Our molecular diagnostic category is leveraging our proprietary NADiA technology platform to develop ultra-sensitive diagnostic tests. NADiA technology has the ability to measure proteins in extremely low concentrations below the detection thresholds of current immunoassay and molecular diagnostic methods. NADiA combines immunoassay and PCR methodologies, or Immuno-PCR, with the potential to detect proteins with femtogram/milliliter sensitivity (10-15 gram/milliliter). The Immuno-PCR approach is similar to that of an enzyme immunoassay, which makes use of antibody binding reactions and washing steps. In the NADiA method, the enzyme label is replaced with a strand of DNA and is detected by PCR amplification. We believe diagnostic tests that utilize our NADiA technology will aid in the early detection of disease relapse and potentially provide better therapeutic outcomes for patients. Our molecular diagnostics pipeline includes the following products under development:

•

Prostate Cancer: PSA Test post prostatectomy. PSA, or prostate-specific antigen, is the most widely used cancer marker for the diagnosis and clinical management of prostate cancer in men. We are developing an ultra-sensitive blood-based diagnostic test that utilizes NADiA technology to monitor levels of PSA in men with prostate cancer who have undergone radical prostatectomy, or removal of the prostate gland. In February 2007, we filed a 510(k) application with the FDA for our NADiA PSA test. In February 2008, we announced the successful completion of a retrospective study of stored leftover serum of 85 men with prostate cancer who had undergone a prostatectomy using our NADiA PSA Assay. In this study, the NADiA PSA Assay detected levels and increasing levels of PSA that were previously undetectable using conventional ultra sensitive assays, thus potentially enabling detection of biochemical recurrence (BCR) an average 2.5 years earlier than with the most sensitive commercially available PSA assays. We plan to conduct a larger retrospective study to validate this data.

•

HIV: Viral Load Test. Current HIV viral load tests measure the quantity of HIV RNA in the blood of an individual infected with HIV. The presence of RNA indicates that the virus is actively replicating and increasing levels of RNA can indicate more serious or advanced disease. Viral load testing is one of the most valuable measures for predicting HIV disease progression and gauging how well anti-retroviral treatment is working. Effective anti-retroviral treatment can often reduce RNA viral load to levels that are undetectable by current diagnostic tests, with the most sensitive test having a threshold of 40 copies of RNA virus per milliliter of blood. Unlike current tests measuring HIV RNA, our NADiA technology measures a specific HIV viral protein, p24, which is present in greater numbers relative to HIV RNA. Specifically, per unit of sample, there are 3,000 p24 molecules while only two copies of HIV RNA. We are developing a blood-based HIV viral load test utilizing NADiA technology that we believe is 20 times more sensitive than current diagnostic tests by detecting down to the equivalent of two copies of HIV RNA compared to the current standard diagnostic capability of 40-50 copies. We intend to submit a PMA application to the FDA for the NADiA HIV viral load test in 2009.

•

Breast Cancer: Her-2/neu Test. Her-2/neu is a validated cancer marker used as a prognostic indicator of the aggressiveness of a breast cancer tumor and a guide for appropriate treatment. We are developing a blood-based diagnostic test utilizing NADiA technology to identify and quantify the levels of Her-2/neu in women with breast cancer. We believe our technology will be able to isolate and characterize circulating breast cancer cells and to determine the Her-2/neu concentration per cell with a higher sensitivity than traditional detection methods that use tissue from a tumor biopsy.

Sample Processing

Our sample processing group markets and develops centrifuges, semi-automated DNA processing workstations and sample processing consumables. Our StatSpin brand bench-top centrifuges are used for specimen preparation in coagulation, cytology, chemistry and urinalysis. Our worldwide markets include medical institutions, commercial laboratories, clinics, doctors’ offices, veterinary laboratories and research facilities.

With our sample processing products, we believe we offer laboratories the ability to increase their efficiency by processing samples as they arrive rather than in a batch mode. Our bench-top centrifuges offer a significant advantage with two to three minute cycles compared to conventional centrifuges taking up to 15-30 minutes cycle, depending on batch size. Further, our bench-top models are small enough to sit along side an analyzer eliminating the need for a separate central sample processing area.

In the third quarter of 2007, we launched the Express 4 centrifuge, an instrument that employs a unique horizontal rotor for separating samples and replaces larger and slower batch centrifuges by reducing sample preparation time and streamlining laboratory workflow. This new product platform enabled us to enter into the high volume chemistry test market and expand our processing applications into blood and body fluids. In addition, we have been working closely with IDEXX on developing two new products for the veterinary market, which we expect to launch in 2008.

We are also focusing our development efforts on high value applications such as molecular sample preparation. We believe there is significant demand for automated solutions that increase efficiencies during the processing of molecular samples.

Our Strategy

Our goal is to maintain our leadership position in automated in vitro diagnostics for urinalysis and sample processing while becoming a global leader in hematology and molecular diagnostics by offering products and solutions that increase laboratory productivity and efficiency and diagnostic tests that improve patient care. To achieve this goal, we intend to:

Increase the market adoption of the automated urinalysis platform in the in vitro diagnostics market. We strive to develop automated diagnostic instrumentation and solutions that enable increased laboratory productivity and efficiency. With the expansion of the iQ urine microscopy product line and the release of our current and future urine chemistry products, we believe we will be able to address the needs of a much broader market. As we continue to market the clinical value of urinalysis, specifically in microscopy, we expect to increase market awareness and demand for our automated urinalysis products. In addition, we continue to pursue large multi-unit, multi-site contracts with large volume laboratories and to invest in emerging markets like China and India to increase our installed base of instruments.

Broaden our product offerings in the urinalysis IVD market. We intend to broaden our offerings in the urinalysis IVD market by developing and commercializing new products and solutions that improve laboratory efficiency and provide healthcare providers with more timely and more valuable information. The iChem VELOCITY, an automated urine chemistry analyzer, represents a key new product offering that we intend to launch in the international market in 2008. The iChem VELOCITY, when linked with our iQ microscopy analyzer, will allow us to offer an integrated system, called the iRICELL, outside of the domestic market for the first time. A second key new product under development is our urine bacteria screening test, an automated system that utilizes our proprietary technology to quantify and characterize bacteria in urine. We believe our test will provide a timely and cost-effective alternative to manual urine cultures and provide clinicians important information prior to prescribing antibiotic treatment. Finally, leveraging our 3GEMS imaging technology to develop next-generation urinalysis instruments will provide our customers with innovative products and allow us to maintain our leadership position in urinalysis.

Use our imaging technology expertise to enter the automated hematology in vitro diagnostics market. We intend to leverage our imaging technology, which forms the basis of our market-leading urinalysis products, into other IVD markets where customers will value automation and increased efficiency. We are developing a hematology product portfolio that utilizes our next-generation 3GEMS imaging technology to reduce the need to prepare manual slides and perform subjective assessments of those slides under a microscope. We believe our product, by using a digitally-imaged virtual slide, will significantly decrease labor spent in laboratories by reducing the manual examination of abnormal blood samples while improving standardization.

Expand our addressable markets by developing molecular diagnostic tests. We believe that application of NADiA, our proprietary molecular diagnostic technology, has the potential to improve patient care management by allowing for earlier detection of disease relapse and to improve patient outcomes due to its ultra-sensitive detection of proteins. Our portfolio of emerging molecular diagnostic tests for cancer and infectious disease is designed to provide physicians and patients with more valuable information that may impact the treatment decision in managing the course of disease. We intend to explore partnership and licensing opportunities for our NADiA technology platform in market areas that are outside of our current business. We believe that a partnership with a larger scale IVD company with an established market presence would increase our market penetration more rapidly than trying to commercialize these products on our own. In addition, we believe there is an opportunity to license our molecular technology platform for applications in other segments that are outside our current business focus.

Pursue selective acquisitions and technology in-licensing. We will continue to pursue selective acquisitions to augment our organic growth. Our acquisition strategy is to target companies and product lines that complement our business and provide additional infrastructure necessary for the commercialization of our pipeline. In 2006, we acquired Leucadia and in 2005, we acquired the urine chemistry product line from Quidel as part of our acquisition strategy.

Competition

Competition in the IVD industry is intense. Many of our competitors are substantially larger than we are and have greater financial, research, manufacturing, marketing, sales and other resources than we do. As a result, our competitors may develop technologies or products that could render our products or products under development obsolete or noncompetitive.

Urinalysis

The principal competitive factors in the urinalysis market are cost-per-test, ease of use and quality of results. In the automated urine microscopy segment, Sysmex Corporation markets its automated non-imaging urine sediment analyzers globally and remains our principal competitor in the urine microscopy segment. Elektronika 77, a Hungarian company, recently introduced a slide-based automated microscopy analyzer that can be run as stand-alone or in combination with a urine chemistry system. In the urine chemistry segment, Siemens Healthcare Diagnostics and Roche Diagnostics are our principal competitors selling urine analyzers and test strips used in determining the concentration of various chemical substances found in urine. We believe our systems provide the highest level of integration of urine chemistry and microscopy and the broadest menu available to provide digital images of urine and other body fluids particles, which provides significant competitive advantages.

We are experiencing increased domestic and international pricing pressures in the urinalysis market due to the ongoing consolidation of both hospitals and medical device suppliers. Competitors are attempting to offer one-stop shopping for a variety of laboratory instruments, supplies and service with annual rebates based on the hospital’s total volume of business. We have been successful in preventing this type of “product bundling” by negotiating contracts with the six largest group purchasing organizations, or GPOs, in the United States allowing GPO members to purchase our products at competitive pricing.

Hematology

Hematology is a mature segment of the in vitro market in which there are a number of large competitors who already have an established market presence and significantly greater resources than we have. The major competitors in the hematology market include Abbott Laboratories, Beckman Coulter, Inc., Siemens Healthcare Diagnostics, Sysmex Corporation and Horiba ABX. Our hematology analyzer currently under development represents a significant advancement in this market by combining an automated instrument with image-based nine part white cell differential with complete blood counts. We believe this differentiates us from currently existing products, and will allow us to make a strong entry into the hematology testing market.

Molecular Diagnostics

In the ultra-sensitive protein detection market, our molecular products under development will compete against emerging companies such as Nanosphere, which utilizes microarray based detection using nanoparticle probes. In addition, we may experience competition from companies that utilize enzyme-linked immunosorbent assay, or ELISA, chemiluminescence and fluorescence technologies, including Abbott Diagnostics, Beckman Coulter, Inc., Ortho-Clinical Diagnostics, Inc., Roche Diagnostics and Siemens Healthcare Diagnostics. Our technology detects proteins at lower concentrations, which we believe will enable earlier detection of relapse of disease. Many of these companies market instruments and reagents for measuring serum markers in concentrations greater than 50,000 femtograms per milliliter, while we believe our technology will eventually detect concentrations as low as one femtogram per milliliter.

We plan to develop products to better manage infectious diseases based on ultra-sensitive protein detection associated with the infectious organisms. These products will compete with products that detect nucleic acids of the infectious organisms. We will compete with companies such as Abbott Diagnostics, Roche Diagnostics,

Gen-Probe, BD Bioscience and bioMerieux that market products utilizing amplification techniques for analyzing molecular nucleic acid sequences in the infectious disease market.

Sample Processing

The primary competitive factors in the centrifuge market include speed, ease of use, size and cost. The major competitors in the bench-top centrifuge market include the Drucker Company, LW Scientific and Hettich. With the industry trend moving away from bulky floor models to smaller, faster, more efficient bench-top models, we are facing competition from companies such as Beckman Coulter and ThermoFisher. We believe our products are differentiated due to innovative design, single push button operation, small footprint, quiet cycle and rapid separation time.

Intellectual Property

We have a long history of innovation. Our diversified core technology spans through a number of scientific endeavors, which include IVD, immuno-assay, rare cell separation technology, specimen processing and handling, pattern recognition and image analysis. Our commercial success depends on our ability to protect and maintain our proprietary rights. We protect our proprietary technology by filing various patent applications. We have over 30 active issued patents and 12 pending U.S. patent applications for our technologies and over 29 active and 51 pending corresponding foreign patents. These patents cover developments in imaging analysis and processing software, blood processing, digital refractometers, fluidics, centrifuges, immuno-PCR processes, rare cell separation, automated slide handling and disposable urinalysis products sold by us.

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

We claim copyright in our source code and have a patent in the ways in which our software displays images, and have filed copyright registrations with the United States Copyright Office. We also own various federally registered trademarks, including “IRIS”, “iChem”, “VELOCITY” “iQ”, “ThermoBrite”, and “StatSpin.” We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions. We intend to aggressively protect our patents, copyrights and trademarks.

Third-Party Payor Reimbursements

Successful sales of our products in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. In the United States, the American Medical Association assigns specific Current Procedural Terminology, or CPT, codes, which are necessary for reimbursement of diagnostic tests. Once the CPT code is established, the Centers for Medicare and Medicaid Services establish reimbursement payment levels and coverage rules under Medicaid and Medicare, and private payors establish rates and coverage rules independently. Our urinalysis tests are covered by established CPT codes and are therefore approved for reimbursement by Medicare and Medicaid as well as most third-party payors. However, we may develop tests in the future that do not relate to previously established CPT codes and we may need to obtain new CPT codes in order to obtain reimbursement. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by health care providers and the payor’s determination that the use of the product represents a clinical advance or a reduction in the overall cost of treatment. In addition, in the United States, third-party payors and state governments routinely review reimbursement coverage for diagnostic tests considering budgetary constrains vis-à-vis demonstrated clinical efficacy. Also, outside of the United States, health care reimbursement systems vary from country to country, and to the extent we sell our products outside the United States, we may not be able to obtain adequate reimbursement coverage, if any, for our products.

Government Regulations

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

In the United States, the FDA regulates medical devices under the Food, Drug, and Cosmetics Act, or FDC Act. Before a new class II or class III medical device can be commercially introduced in the United States, the manufacturer usually must obtain FDA clearance by filing a pre-market notification under Section 510(k) of the FDC Act, or 510(k) Notification, or obtain FDA approval by filing a PMA application. The PMA Application process is significantly more complex, expensive, time-consuming and uncertain than the 510(k) Notification process. To date, we have cleared all of our class II and higher regulated products with the FDA through the 510(k) Notification process. We cannot guarantee that we will be able to use the 510(k) Notification process for future products. Furthermore, FDA clearance of a 510(k) Notification or approval of a PMA Application is subject to continual review, and the subsequent discovery of previously unknown facts may result in restrictions on a product’s marketing or withdrawal of the product from the market.

We have pending one 510(k) Notification for our NADiA PSA test and another for iChem VELOCITY. Future tests developed by IMD may require a PMA application. We will try to pursue de novo 510(k) clearance whenever possible. The de novo process allows a company to submit a 510(k) for a new IVD that would otherwise have to get to market via the PMA process. De novo classification is intended to be used for lower risk IVDs for which no predicate device exists.

We are also required to register as a medical device manufacturer with the FDA and comply with FDA regulations concerning good manufacturing practices for medical devices, or GMP Standards. In 1997, the FDA expanded the scope of the GMP Standards with new regulations requiring medical device manufacturers to maintain control procedures for the design process, component purchases and instrument servicing. The FDA biannually inspects our manufacturing facilities for compliance with GMP Standards. We believe that we are in substantial compliance with the expanded GMP Standards.

Labeling, advertising and promotional activities for medical devices are subject to scrutiny by the FDA and, in certain instances, by the U.S. Federal Trade Commission. The FDA also enforces statutory and policy prohibitions against promoting or marketing medical devices for unapproved uses.

Many states have also enacted statutory provisions regulating medical devices. The State of California’s requirements in this area, in particular, are extensive, and require registration with the state and compliance with regulations identical to the GMP Standards established by the FDA. While the impact of such laws and regulations has not been significant to date, it is possible that future developments in this area could affect us both materially and adversely.

In addition to domestic regulation of medical devices, many of our products are subject to regulations in foreign jurisdictions. The requirements for the sale of medical devices in foreign markets vary widely from country to country, ranging from simple product registrations to detailed submissions similar to those required by the FDA. Our business strategy includes expanding the geographic distribution of these and other products, and we cannot guarantee that we will be able to secure the necessary clearances and approvals in the relevant foreign jurisdictions. Furthermore, the regulations in certain foreign jurisdictions continue to develop and we cannot be sure that new laws or regulations will not have a material adverse effect on our existing business or future plans. Among other things, CE Mark certifications are required for the sale of many products in certain international markets such as the European Community. We have secured CE Mark certification for our existing product lines.

We have obtained European Norm ISO 13485:2003 certification for our manufacturing facilities and are subject to surveillance by European notified bodies. In addition, our Chatsworth manufacturing facility is certified to ISO 13485:2003 with the Canadian Medical Devices Conformity Assessment System, or CMDCAS, which is the regulatory protocol used by Health Canada to certify manufacturers.

Our products are also subject to regulation by the U.S. Department of Commerce export controls, primarily as they relate to the associated computers and peripherals. We have not experienced any material difficulties in obtaining necessary export licenses to date.

Summary of Revenues by Product Line

	Year ended December 31,
	2007		2006		2005
	(in thousands)
Revenues(1)
IVD instruments	$33,492	40%	$29,075	40%	$27,558	43%
IVD consumables and service	38,533	45%	31,755	44%	27,412	42%
Sample Processing instruments and supplies	12,281	15%	11,237	16%	9,615	15%

Total revenues	$84,306	100%	$72,067	100%	$64,585	100%

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $1.5 million, $1.6 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

See Note 17 to the Consolidated Financial Statements, “Segment and Geographic Information,” for financial information regarding our operating segments and geographic areas.

Backlog

We did not have a material amount of backlog as of December 31, 2007. Our products are usually shipped within 30 to 60 days of receipt of sales orders. We do not believe that backlog is necessarily indicative of sales for any succeeding period.

Employees

We had 308 full-time employees at February 2008. We also use outside consultants and part-time and temporary employees in production, administration, marketing and engineering. No employees are covered by collective bargaining agreements, and we believe that our employee relations are satisfactory.

Corporate Information

We incorporated in California in 1979 and reincorporated in Delaware in 1987. We currently have four facilities, two in California, one in Massachusetts, and one in Marburg, Germany, and sales offices in France and Hong Kong.

Available Information

Our Internet website address is http://www.proiris.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC. Our Internet website and the content contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 1A. Risk Factors.

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of their investment.

Risks Related to Our Business

Our success depends largely on the continued acceptance of our iQ and iChem product lines.

Our current strategy assumes that our instrument platforms will be adopted by a large number of end-users. We have invested and continue to invest a substantial amount of our resources in promotion and marketing of the iQ and iChem product lines in order to increase their market penetration, expand sales into new geographic areas and enhance and expand the system features. Failure of our instrument operating platforms to achieve and maintain a significant market presence, or the failure to successfully implement our promotion and marketing strategy, will have a material adverse effect on our financial condition and results of operations.

If we fail to obtain, or experience significant delays in obtaining, regulatory clearances or approvals for our products or product enhancements, our ability to commercially distribute and market our products could suffer.

Our products are subject to rigorous regulation by the U.S. Food and Drug Administration, or FDA, and numerous other Federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearances or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible. The process of obtaining regulatory authorizations to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such authorizations will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new class II or III medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval, or PMA, application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process. Introduction to the market of products we develop that require regulatory clearance or approval may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop will be subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated. There is no assurance that the FDA will not require that a new product or product enhancement go through the lengthy and expensive PMA approval process. To date, all of our class II or III products have been cleared through the 510(k) process.

Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent, and to the extent we continue to market and sell our products in foreign countries, we will be subject to rigorous regulation in the future. In such circumstances, we would rely significantly on our distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries.

There is no assurance that U.S. or foreign regulatory bodies will ultimately allow market clearance or approval for these products. Regulatory delays or failures to obtain clearances and approvals could disrupt our business, harm our reputation and adversely affect our sales.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances are obtained.

Modifications to our products may require new 510(k) clearances or PMA approvals or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a PMA approval. Where we determine that modifications to our products require a new 510(k) clearance or PMA approval, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the European Union, we must notify our E.U. competent authority by means of revision of our technical file, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Any failure to introduce our future products and systems successfully into the market could adversely affect our business.

Our commercial success depends on the timely development of new products that are needed for future growth. These new products depend on our success in demonstrating technical feasibility and achieving cost targets and functionality demanded by the market. Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our products may not gain market acceptance among physicians, healthcare payers and the medical community. A number of additional factors may limit the market acceptance of products including the following:

•	rate of adoption by healthcare providers;

•	rate of our products’ acceptance by the target market;

•	timing of market entry relative to competitive products;

•	availability of alternative products;

•	price of our product relative to alternative products;

•	availability of third-party reimbursement; and

•	extent of marketing efforts by us and third-party distributors or agents retained by us.

Failure to achieve clinical acceptance will adversely impact our financial condition and results of operations.

If we choose to acquire new businesses, products or technologies, we may experience difficulty in the identification or integration of any such acquisition, and our business may suffer.

Our commercial success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We have no current commitments with respect to any acquisition or investment. We do not know if we will be able to identify or complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. Moreover, we may fail to realize the anticipated benefits of any acquisition. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from acquisitions could harm our operating results.

If we do not establish strategic partnerships in the molecular diagnostic market, we will have to undertake commercialization efforts on our own, which would be costly and may impair our ability to commercialize our products in the molecular diagnostic market.

An element of our business strategy is our intent to selectively partner with other companies to obtain assistance for the commercialization of certain of our products. We intend to enter into strategic partnerships with third parties to develop and commercialize some of our products that are intended for larger markets, and we may enter into strategic partnerships for products that are targeted beyond our selected target markets. We believe the effective commercialization of some of the molecular diagnostics products under development will require a large, specialized sales and marketing organization and, therefore, we intend to seek a strategic partner for the commercialization of these products. We face competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate strategic partnerships for our products under development for the molecular diagnostic market we may be forced to reduce the scope of our sales or marketing activities or undertake commercialization activities at our own expense. In addition, we will bear the entire risk related to the commercialization of these products. If we elect to increase our expenditures to fund commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

Changes in reimbursement fees or lower than anticipated reimbursement for diagnostics tests could reduce demand and the price at which we can sell our products.

Successful sales of our products will depend on the availability of adequate coverage and reimbursement from third-party payors both domestically and internationally. Healthcare providers that purchase medical devices generally rely on third-party payors to reimburse all or part of the costs and fees associated with the procedures performed with these devices. Both public and private insurance coverage and reimbursement plans are central to new product acceptance. Customers are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products.

To date, reimbursement has generally been available for the diagnostic tests that our products perform. However, all third-party coverage and reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs through limitations on covered items and services, prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. These types of programs and legislative changes to coverage and reimbursement policies could potentially limit the amount which healthcare providers may be willing to pay for medical devices.

We believe that future coverage and reimbursement may be subject to increased restrictions both in the United States and in international markets. Third-party reimbursement and coverage for our products may not be available or adequate in either the United States or international markets. Future legislation, regulation, coverage or reimbursement policies of third-party payors may adversely affect the demand for our existing products or our products currently under development, and limit our ability to sell our products on a profitable basis.

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

Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.

Our success depends significantly on our ability to protect our intellectual property and proprietary technologies. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.

Our pending U.S. and foreign patent applications may not issue as patents or may not issue in a form that will be advantageous to us. Any patents we have obtained or do obtain may be challenged by re-examination, opposition or other administrative proceeding, or may be challenged in litigation, and such challenges could result in a determination that the patent is invalid. In addition, competitors may be able to design alternative methods or devices that avoid infringement of our patents. To the extent our intellectual property protection offers inadequate protection, or is found to be invalid, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors’ products, our competitive position could be adversely affected, as could our business. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

In the event a competitor infringes upon our patent or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others.

The medical device industry is characterized by patent litigation, and we could become subject to litigation that could be costly, result in the diversion of our management’s time and efforts, require us to pay damages or prevent us from selling our products.

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether or not a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, their components or the methods we employ in the manufacture or use of our products. In addition, we may become a party to an interference proceeding declared by the U.S. Patent and Trademark Office to determine the priority of invention. Because patent applications can take many years to issue and in many instances at least 18 months to publish, there may be applications now pending of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.

Any interference proceeding, litigation or other assertion of claims against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of our management from our core business and harm our reputation. If the relevant patents were upheld as valid and enforceable and we were found to be infringing, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to make, use, sell or otherwise commercialize one or more of our products. In addition, if we are found to willfully infringe, we could be required to pay treble damages, among other penalties.

We operate in a consolidating industry that creates barriers to our market penetration.

The healthcare industry in recent years has been characterized by consolidation. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once. Large suppliers can often equip an entire laboratory and offer hospital chains and groups one-stop shopping for laboratory instruments, supplies and service. Larger suppliers also typically offer annual rebates to their customers based on the customer’s total volume of business with the supplier. The convenience and rebates offered by these large suppliers are administrative and financial incentives that we do not offer our customers. Our plans for further market penetration in the urinalysis market and penetration into the hematology molecular diagnostics markets will depend in part on our ability to overcome these and any new barriers resulting from continued consolidation in the healthcare industry. The failure to overcome such barriers could have a material adverse effect on our financial condition or results of operation.

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

As of December 31, 2007, we have deferred tax assets of approximately $6.9 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. Although we believe that the deferred tax asset is recoverable, there is no assurance that we will be able to generate taxable income in the years that the differences reverse. Also, if we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

We rely on independent and some single-source suppliers for key components of our instruments. Any delay or disruption in the supply of components may prevent us from selling our products and negatively impact our operations.

Certain of our components are obtained from outside vendors, and the loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to our customers. Furthermore, certain key components of our instruments are manufactured by only one supplier. For example, ARKRAY is the single source supplier for the AX4280 chemistry analyzer and related consumable products and spare parts. Roche Diagnostics is the sole source for our proprietary IRIStrip urine test strips and related urine test strip readers, both used in our legacy instrument, the Model 500 workstation. Because these suppliers are the only vendors with which we have a relationship for a particular component, we may be unable to sell products if one of these suppliers becomes unwilling or unable to deliver components meeting our specifications. Our inability to sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition and results of operation.

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

Our success depends in significant part upon the continued services of key management and skilled personnel. Competition for qualified personnel is intense and there are a limited number of people with knowledge of, and experience in, our industry. We do not have employment agreements with most of our key employees nor maintain life insurance polices on them. The loss of key personnel, especially without advance notice, or our inability to hire or retain qualified personnel, could have a material adverse effect on our ability to maintain our technological edge and ultimately our financial condition and results of operations. We cannot guarantee that we will continue to retain our key management and skilled personnel, or that we will be able to attract, assimilate and retain other highly qualified personnel in the future.

The expense and potential unavailability of insurance coverage for us, our customers or our products may have an adverse effect on our financial position and results of operations.

Our products are used to gather information for medical decisions and diagnosis. Accordingly, a defect in the design or manufacture of our products, or a failure of our products to perform for the use that we specify, could have a material adverse effect on our reputation in the industry and subject us to claims of liability arising from inaccurate or allegedly inaccurate test results. Misuse of our products by a technician that results in inaccurate or allegedly inaccurate test results could similarly subject us to claims of liability. While we currently have insurance for our business, property, directors and officers, and products, insurance is increasingly costly and the scope of coverage is more narrow, and we may be required to assume more risk in the future. If we are subject to claims or suffer a loss or damage in excess of our insurance coverage, we will be required to cover the amounts in excess of our insurance limits. If we are subject to claims or suffer a loss or damage that is outside of our insurance coverage, we may incur significant costs associated with loss or damage that would have a material adverse effect on our financial position and results of operations. Furthermore, any claims made on our insurance policies may impact our ability to obtain or maintain insurance coverage at reasonable costs, or at all. We do not have the financial resources to self-insure, and it is unlikely that we will have these financial resources in the foreseeable future.

We have product liability insurance that covers our products and business operation, but we may need to increase and expand this coverage commensurate with our expanding business. Any product liability claims brought against us, with or without merit, could result in:

•	substantial costs of related litigation or regulatory action;

•	substantial monetary penalties or awards;

•	decreased demand for our products;

•	reduced revenue or market penetration;

•	injury to our reputation;

•	an inability to establish new strategic relationships;

•	increased product liability insurance rates; and

•	an inability to secure continuing coverage.

Furthermore, any impairment of our reputation could have a material adverse effect on our sales and prospects for future business. We have not received any indication that our insurance carrier will not renew our product liability insurance at or near current premiums; however, we cannot guarantee that this will continue to be the case. In addition, any failure to comply with FDA regulations governing manufacturing practices could hamper our ability to defend against product liability lawsuits.

Our facilities are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities and equipment, which could cause us to curtail or cease operations.

Instruments for our Diagnostics Division are manufactured in a single facility in the San Fernando Valley and Iris Molecular Diagnostics is located in Carlsbad, California, both of which are near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.

If we are unable to manage our growth, our results could suffer.

We have been experiencing significant growth in the scope of our operations. This growth has placed significant demands on our management, as well as operational resources. In order to achieve our business objectives, we anticipate that we will need to continue to grow. If this growth occurs, it will continue to place additional significant demands on our management and our operational resources, and will require that we continue to develop and improve our operational, financial and other internal controls both in the United States and internationally. In particular, if our growth continues, it will increase the challenges in implementing appropriate control systems, expanding our sales and marketing infrastructure capabilities, providing adequate training and supervision to maintain high quality standards, and preserving our cultural values. The main challenge associated with our growth has been the management of our expenses. Our inability to scale our business appropriately or otherwise adapt to growth, could cause our business, financial condition and results of operations to suffer.

To market and sell our products, we depend on third-party distributors, and they may not be successful.

We currently depend on third-party distributors to sell our IVD products in most markets outside of the United States as well as all Iris Sample Processing products. The quarterly and yearly demand from distributors depend on factors such as buying patterns, cash availability, currency exchange rates,etc. If these distributors are not successful in selling our products, we may be unable to increase or maintain our level of revenue. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand into new territories or to sell new products.

Our sales in international markets are subject to a variety of laws and political and economic risks that may adversely impact our sales and results of operations in certain regions.

Our ability to capitalize on growth in international markets is subject to risks including:

•	changes in currency exchange rates that impact the price to international consumers;

•	the burdens of complying with a variety of foreign laws and regulations;

•	unexpected changes in local regulatory requirements; and

•	the difficulties associated with promoting products in unfamiliar cultures.

Subject to general, political and economic risks in connection with our international sales operations, including:

•	political instability;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.

Any of the above mentioned factors could adversely affect our sales and results of operations in international markets.

We are subject to currency fluctuations.

We are exposed to certain foreign currency risks in international markets where we source, produce, market or we sell product. The line of automated urine chemistry analyzers, some assemblies for our iQ platform and related consumables strips and spare parts are sourced from ARKRAY, a supplier located in Kyoto, Japan. Our purchases from this supplier are denominated in Japanese Yen. These components currently represent a significant portion of our material costs. Fluctuations in the U.S. Dollar/ Japanese Yen exchange rate could result in increased costs for our key components. Any increases over current levels would reduce our gross margins and would be likely to result in a material adverse effect on our profitability. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. With the exception of France where our operations are denominated in Euros, all of our sales are denominated in U.S. Dollars. Accordingly, any fluctuation in the exchange rate between the U.S. Dollar and the currency of the country with which we are exporting products could also affect our ability to sell internationally. To the extent we conduct operations abroad in non-local currency, fluctuations in the exchange rate between functional currency of those operations and the local currency may lead to significant increased costs and could negatively impact our profitability. Our chemistry strip manufacturing facility in Germany has the Euro as its functional currency.

Risks Related to Ownership of Our Common Stock

We have adopted a number of anti-takeover measures that may depress the price of our common stock.

Our stockholders rights plan, our ability to issue additional shares of preferred stock and some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to make an unsolicited takeover attempt of us. Additionally, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These anti-takeover measures may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price without approval of our board of directors. They could also have the effect of preventing changes in our management.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease all of our facilities. Our headquarters are located at 9172 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leased properties as of March 1, 2008:

Location	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
Chatsworth, CA	76,462	$55,773	Corporate headquarters and manufacturing
Westwood, MA	21,900	$24,206	Sample Processing division
Carlsbad, CA	6,835	$11,818	Molecular Diagnostic research division
Marburg Germany	8,539	$18,487	Urine chemistry strip manufacturing facility
Marburg Germany	4,844	$2,330	Urine chemistry strip manufacturing warehouse
Paris France	300	$1,400	Sales office

We believe our facilities are adequate to meet our current and near-term needs.

Item 3. Legal Proceedings.

From time to time, we are party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. We are not currently involved in any litigation that requires disclosure in this report.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Market under the symbol “IRIS.” The closing price of our common stock on March 3, 2008 was $11.56 per share. The table below sets forth the high and low closing prices of our common stock on the NASDAQ Global Market for the periods ended:

	Price per share
	Low	High
Fiscal 2007:
First Fiscal Quarter	$10.66	13.95
Second Fiscal Quarter	13.52	16.90
Third Fiscal Quarter	14.45	20.92
Fourth Fiscal Quarter	15.72	20.80
Fiscal 2006:
First Fiscal Quarter	$14.94	$23.81
Second Fiscal Quarter	10.94	15.51
Third Fiscal Quarter	7.74	14.00
Fourth Fiscal Quarter	8.68	12.85

As of March 3, 2008, we had approximately 2,400 holders of record of our common stock.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we may not pay any cash dividends on the common stock without the written consent of our lender.

FIVE-YEAR STOCK PRICE PERFORMANCE COMPARISON (1)

The following graph and table compare the cumulative total return on our common stock with the cumulative total return (including reinvested dividends) of the Standard & Poor’s 500 Index (S&P 500), the NASDAQ Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks Index and the Standard & Poor’s HealthCare Equipment Index for the five years ending December 31, 2007, assuming that the relative value of the common stock and each index was $100 on December 31, 2002. Amounts below have been rounded to the nearest dollar. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

(1)	This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Iris International, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:

Revenues	$84,306	$72,067	$64,585	$45,484	$33,113
Operating income (loss) from continuing operations	8,953	1,049	8,941	4,465	(543)
Interest and other income (expense), net	1,440	1,089	605	(666)	(340)
Net income (loss)	7,549	(175)	6,131	2,280	(530)
Basic net income (loss) per share	0.42	(0.01)	0.37	0.16	(0.05)
Diluted net income (loss) per share	0.40	(0.01)	0.35	0.14	(0.05)

Balance Sheet Data:

Working capital	49,685	37,283	33,879	24,959	6,614
Total assets	86,390	74,317	63,929	48,136	32,480
Total debt	—	—	—	—	5,032
Total liabilities	11,456	11,751	10,160	8,963	13,013
Stockholders’ equity	74,934	62,566	53,769	39,173	19,467

Our financial results for certain of the years set forth above were impacted by the following events:

1.	2007 results include the effects of closing our ADIR operations which resulted in a $163,000 write-off.
2.	2006 results include the effect of the acquisition in April 2006 of Leucadia Technologies, Inc. We recorded a $5.2 million charge for purchased in-process research and development. In addition we incurred additional research and development expenses of $1.8 million since the date of the acquisition.
3.	2006 results also includes incremental stock based compensation expense of approximately $1.0 million as a result of implementing SFAS No. 123R, “Share Based Payment,” or SFAS 123R, as of January 1, 2006.
4.	2004 results included by the write down of a security held for sale in the amount of $531,000.
5.	2003 was impacted by the delay in the launch of the iQ200 analyzer plus an additional $1.2 million in severance costs.
6.	The consolidated revenues include reclassification of freight revenue from cost of goods in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $1.5 million, $1.6 million, $1.8 million, $1.8 million and $1.8 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

IRIS International, Inc. consists of three operating units in two business segments as determined in accordance with SFAS 131. Our in-vitro diagnostics, or IVD, segment also called Iris Diagnostics Division, designs, manufactures and markets IVD systems, consumables and supplies for urinalysis and body fluids. With the acquisition of Leucadia Technologies we created our Iris Molecular Diagnostics, or IMD, subsidiary in April 2006, whose operations are included as part of the Iris Diagnostics Division. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing.

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of urine microscopy systems, with an installed based of over 1,700 systems in over 50 countries. We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers sourced from a Japanese manufacturer. We sell the urine microscopy analyzers and the iChem100; our semi-automated chemistry analyzer introduced in the third quarter of 2006 on a global basis. We distribute the Japanese manufacturer’s fully automated chemistry analyzers domestically. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty and spare parts from international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales of our urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France which are sold direct to end use customers, are through independent distributors. International sales represented 30% of consolidated revenues during the year ended December 31, 2007 as compared to 28% during the year ended December 31, 2006. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace. Since international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we do not incur sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

During the second quarter of 2007, we closed the operations of our Advanced Digital Imaging Research subsidiary, or ADIR, whose costs had previously been substantially covered by government sponsored grants. While the closing of ADIR resulted in a one-time charge of approximately $163,000 in the second quarter of 2007, period expenses related to this operation decreased slightly and we no longer incur costs related to salaries and related overhead of this subsidiary.

On April 3, 2006 we acquired Leucadia Technologies, Inc., now named Iris Molecular Diagnostics, or IMD, a development stage molecular diagnostics company. With this acquisition, we acquired significant core technology for an ultra-sensitive protein detection and novel in-vitro separation and concentration process, as well as in-process research and development for bacteria and cancer detection applications.

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

We have invested significant capital to acquire technologies and to increase our investment in research and development to advance our broad product pipeline in morphology, molecular diagnostics and sample processing. Research and development expense decreased to $10.3 million, or 12% of revenue, in 2007 compared to $13.1 million, or 18% of revenue, in 2006 which includes $5.2 million of in-process research and development expense from our acquisition of Leucadia Technologies. We believe these significant investments in research and development will continue to address the need for automation and improved clinical utility within the major market segments of the in vitro diagnostics market.

The following table summarizes product technology expenditures for the periods indicated:

	2007	2006	2005
	(in thousands)
Total product technology expenditures during year	$11,365	$14,937	$6,856
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	(970)	(376)	(171)
Less: amounts reimbursed through grants for government sponsored research and development	(135)	(1,475)	(1,649)

Research and development expense as reported in the consolidated statements of operations	$10,260	$13,086	$5,036

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition – Revenues are primarily derived from the sale of IVD instruments, sales of consumable supplies and services for IVD systems as well as sales of sample processing instruments and related supplies. Revenue is recognized once all of the following conditions have been met: (i) an authorized purchase order has been received in writing with a fixed and determinable sales price; (ii) customer credit worthiness has been established; and (ii) delivery of the product based on shipping terms.

Revenue is recorded in accordance with the provisions of Emerging Issues Task Force (EITF) Statement 00-21 “Revenue Arrangements with Multiple Deliverables” and Staff Accounting Bulletin (SAB) 104 “Revenue Recognition in Financial Statements”, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements if sold separately. Multiple elements of certain domestic product sales include IVD instruments, training, consumables and service.

Accordingly, we allocate revenue to each element in a multiple element arrangement based on the element’s respective fair value, with the fair value determined by the price charged when that element is sold separately and specifically defined in a quotation or contract.

A portion of our revenues are derived from sale-type leases as we provide lease financing to certain customers that purchase our diagnostic instruments. Leases under these arrangements are classified as investment in sales-type leases. These leases typically have terms of five years. Revenue from sales-type leases is recognized when collectibility of the minimum lease payments is reasonably predictable and no important uncertainties surround the amount of unreimbursable costs yet to be incurred by us as lessor under the lease. The minimum lease payments that accrue to our benefit as lessor are recorded as the gross investment in the lease. The difference between the gross investment in the lease and the sum of the present value of the minimum lease payments and unguaranteed residual value, accruing to our benefit as lessor, are recorded as unearned income.

We have certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as (i) those dependant on fiscal funding outside of a governmental unit’s control; (ii) those that can be cancelled if deemed in the tax payers’ best interest; or (iii) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering our historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Inventory valuation – We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. We recognize that although we have introduced our new iQ product line of analyzers, an installed based of our legacy products still exist. We maintain a base supply of service parts for these products. Management will periodically review the carrying value of such parts to ensure that they continue to equal or do not exceed net realizable value.

Goodwill and Core Technology – Our intangible assets consist of goodwill, which is not being amortized and core technology, which is being amortized over its useful life of 20 years. All intangible assets are subject to impairment tests on an annual or periodic basis. Goodwill is evaluated in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets,” or SFAS 142, based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value, cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Core technology is evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

At December 31, 2007, we evaluated goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142, Substantially all of the goodwill resides in the IVD reporting unit.

Capitalized software – We capitalize certain software development costs in connection with our development of our urine analyzers in accordance with SFAS No. 86, “Accounting for the Cost of Capitalized Software to Be Sold, Leased or Otherwise Marketed.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues.

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

Stock based compensation – Effective January 1, 2006 we implemented the provisions of SFAS No. 123R that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we began to expense equity awards using a modified version of prospective application.

Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the fair value of those awards on their respective grant dates.

Future periods will be impacted by the provisions of SFAS 123R, the extent to which stock options granted during 2007 and additional options, if any, to be granted in future periods.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for gross profit margins which are computed on related revenue.

	Year ended December 31,
	2007		2006		2005
	(in thousands)
Revenues(1)
IVD instruments	$33,492	40%	$29,075	40%	$27,558	43%
IVD consumables and service	38,533	45%	31,755	44%	27,412	42%
Sample Processing instruments and supplies	12,281	15%	11,237	16%	9,615	15%

Total revenues	84,306	100%	72,067	100%	64,585	100%

Gross Profit(2)
IVD instruments	15,530	46%	13,461	46%	12,086	44%
IVD consumable and supplies	20,630	54%	15,931	50%	14,524	56%
Sample Processing instruments and supplies	6,138	50%	5,422	48%	4,620	48%

Gross profit	42,298	50%	34,814	48%	31,230	48%

Operating expenses
Marketing and selling	13,088	16%	10,696	15%	10,111	16%
General and administrative	9,997	12%	9,983	14%	7,142	11%
Research and development, net	10,260	12%	13,086	18%	5,036	8%

Total operating expenses	33,345	40%	33,765	47%	22,289	35%

Operating income	8,953	11%	1,049	1%	8,941	14%
Other income (expense)	1,440		1,089		605

Income before for income taxes	10,393	12%	2,138	3%	9,546	15%
Income taxes(3)	2,844	27%	2,313	108%	3,415	36%

Net income (loss)	$7,549	9%	$(175)	1%	$6,131	10%

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $1.5 million, $1.6 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.
(2)	Gross profit margin percentages are based on the related sales of each category.
(3)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income. During 2006, we acquired in-process research and development amounting to $5.2 million which is not deductible for tax purposes.

Comparison of Year Ended December 31, 2007 to 2006

Revenues for the year ended December 31, 2007 increased by 17% over the prior year to $84.3 million from $72.1 million in 2006. Revenues in the IVD urinalysis segment increased 18% to $72.0 million in 2007, from $60.8 million in the prior year. Sales of IVD instruments increased 15% to $33.5 million from $29.1 million in the prior year. Our unit volume of instruments sold during 2007 increased approximately 14% with the number of units sold domestically remaining constant whereas the number of units sold internationally increased 23%. Domestically, we sell the iQ microscopy analyzers separately or combined with an automated chemistry analyzer we acquire from a Japanese company. The majority of domestic sales are sold as combined systems which carry a much higher average selling price. Internationally, we sell our iQ microscopy analyzer separately or with our semi-automated chemistry analyzer, as we do not have the distribution rights for the fully automated chemistry analyzer.

Commencing in 2008 we expect to launch a fully automated chemistry analyzer, the iChem VELOCITY that has been developed internally. Total international revenues accounted for approximately 30% of consolidated revenue during 2007 compared to 28% during 2006. Sales of IVD consumables and service increased during the year to $38.5 million from $31.8 million, an increase of 21% over 2006, primarily due to the larger installed base of instruments and the success of converting warranty agreements to service agreements. In addition, we continue to service and support the installed base of legacy systems discontinued in 2004. Revenues from the sample processing instruments and supplies increased to $12.3 million up from $11.2 million, a 9% increase over 2006 as this business segment has increased in almost all of its core Express product lines.

Overall gross profit margins increased from 48% in 2006 to 50% in 2007. The gross profit margin of our IVD instruments was 46% in 2007 and 2006, as our increased unit volume was derived almost entirely from the sale of lower margin international units. The gross margin of our IVD consumables and services increased to 54% during 2007 compared to 50% in 2006. The increase resulted from the continued leveraging of our German chemistry strip manufacturing operation, although it continues to operate below capacity until we launch of our new automated urine chemistry analyzer in 2008. In addition, gross profit margin improvement can be attributed to cost improvements in our services area. Gross profit margin for our sample processing laboratory instrument and supply segment increased from 48% in 2006 to 50% as a result of increased volume and cost saving initiatives.

Marketing and selling expenses totaled $13.1 million, or 16% of revenues, in 2007 as compared to $10.7 million, or 15% of revenues in 2006. The increase includes additional personnel and related costs of $2.1 million, higher commissions of $472,000 and higher fees paid to GPOs of $138,000.

General and administrative expenses amounted to $10.0 million for both 2007 and 2006. This year we experienced increases in professional fees for audit and legal services of $299,000 and additional facility costs of $179,000. Both years experienced finance department related restructuring costs, however during the year ended December 31, 2007, we reduced $388,000 of personnel related costs as a result of this transition.

Research and development expense for the year ended 2007 amounted to $10.3 and the year ended 2006 amounted to $13.1 million of which $5.2 million represents the purchased in-process research and development expenses booked in the second quarter of 2006 relating to the acquisition of Leucadia Technologies, Inc. The current year period includes the cost of closing down the ADIR subsidiary, which amounted to approximately $163,000. During the current year, our spending, excluding the purchased in-process research and development, increased by $2.4 million and included higher payroll and related costs of $615,000, increased facility costs of $94,000, and incremental materials and supplies spending for our new chemistry analyzer amounting to $695,000. These costs were partially offset by incremental capitalized software development expenditures of $594,000 relating to our new products. Research and development expenses were net of reimbursed costs received by governmental grants from our ADIR subsidiary, which amounted to $135,000 and $1.5 million for the 2007 and 2006, respectively.

Interest income during 2007 amounted to $1.5 million, a $400,000 increase over 2006 and relates to our continued investment of excess cash during the year as well as interest earned on lease financing from the sale of instruments to customers. Our sales-type lease financings increased to $9.3 million at December 31, 2007 compared to $8.9 million the prior year.

Income tax expense during the year amounted to 27% of pre-tax income as compared to 108% during the prior year. The decrease in the income tax provision resulted from the exclusion of $5.2 million for purchased in-process research and development not deductible for tax purposes in prior year. The tax provision continues to be primarily a non-cash expense, since we have significant deferred tax assets relating to tax loss carryforwards and research and development tax credits. Our federal tax loss carryforward amounts to approximately $2.1 million as of December 31, 2007, net of valuation allowances. In addition, we also have federal research and development and other tax credit carryovers totaling $2.4 million.

Comparison of Year Ended December 31, 2006 to 2005

Revenues for the year ended December 31, 2006 increased by 12% over the prior year. Revenues in the IVD urinalysis segment increased to $60.8 million in 2006, from $55.0 million in the prior year. Sales of IVD instruments increased to $29.1 million from $27.6 million. The increase in instrument sales is primarily due to increased sales to domestic customers as compared to international customers. International revenues accounted for approximately 28% of consolidated revenue during 2006 compared to 30% during 2005. Sales of IVD consumables and service increased during the year to $31.8 million from $27.4 million, an increase of $4.4 million or 16% over 2005, primarily due to the larger installed base of instruments. Revenues from the sample processing instruments and supplies increased to $11.2 million up from $9.6 million, a 17% increase over 2005. This increase is primarily due to increased sales of new products including the Express 3 centrifuge and the ThermoBrite DNA workstation.

Our unit volume of instruments sold during 2006 was approximately the same as 2005 with the number of units sold domestically increasing by 26% whereas the number of units sold internationally decreased 13%. Included in the domestic increase were several multi-site multi-unit orders awarded by major laboratories and hospital chains in the second half of 2006.

Overall gross profit margins were 48% in both 2006 and 2005. The gross profit margin of our IVD instruments increased to 46% in 2006 up from 44% in 2005 primarily due to increased sales of the iQ Sprint and the mix of instruments sold domestically versus internationally. The gross margin of our IVD consumables and services decreased to 50% during 2006 compared to 56% in 2005. The decrease resulted from the cost of our chemistry strip manufacturing operation acquired in June 2005 which is currently operating below capacity as well as increased costs associated with additional personnel for domestic service in order to improve customer service response times and a significant increase in the percentage of iQ analyzers under warranty. Gross profit margin for our sample processing laboratory instrument and supply segment amounted to 48% in both 2006 and 2005.

Marketing and selling expenses totaled $10.7 million, as compared to $10.1 million in 2005, but as a percentage of revenues, marketing and selling expenses decreased to 15% in 2006 versus 16% in 2005. The increase includes additional personnel costs of $468,000; stock based compensation expense of $125,000; higher fees paid to GPOs (group purchasing organizations) of $114,000; plus travel and related costs of $138,000 due to increased sales to domestic customers. The increases were partially offset by decrease in professional fees of $101,000 and other selling costs totaling approximately $180,000.

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

Income tax expense during the year amounted to 108% of pre-tax income as compared to 36% during the prior year. The increase in the income tax provision results from the exclusion of $5.2 million for purchased in-process research and development not deductible for tax purposes. The tax provision continues to be primarily a non-cash expense, since we have significant deferred tax assets relating to tax loss carryforwards. Our federal tax loss carryforward amounts to approximately $9.4 million as of December 31, 2006. In addition, we also have research and development and other tax credit carryovers totaling $3.9 million, net of valuation allowances.

Contractual Obligations and Commercial Commitments

The following table aggregates our expected minimum contractual obligations and commitments subsequent to December 31, 2007:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)*
Operating lease commitments	$6,369	$1,628	$3,014	$928	$799

*	Not included in the table above are normal recurring accounts payable or accrued expenses which are presented on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At December 31, 2007, our cash and cash equivalents amounted to $28.1 million.

Operating Cash Flows. Cash flow provided by operations for the year ended December 31, 2007 decreased to $7.4 million compared to $9.7 million in the prior year. Our 2007 results of operations included $7.4 million in non-cash items as follows: $2.4 million in deferred taxes; $2.6 million from depreciation and amortization and $2.4 million stock based compensation expense. In addition cash flow was weakened by $5.4 million of increased accounts receivable and higher inventory levels.

The number of days sales in accounts receivable increased slightly to 70 at the end of 2007 compared to 67 days at the end of 2006 due primarily to a higher proportion of sales made to international customers. The number of days sales in accounts receivable vary and extend due to the fact that our customers are subject to reimbursement delays attributed to government and third party payer compliance and regulation issues. The number of days sales in inventory increased to 86 days at the end of 2007 compared to 72 days at the end of 2006. The increase in days sales in inventory is due primarily to the ramp up of finished goods and raw materials in preparation for the launch of the iChem Velocity.

Our cash flow continues to be favorably affected by tax loss carry forwards. As of December 31, 2007, we had, net of valuation allowances, federal net operating loss carry forwards of approximately $2,145,000, which expire in various years through 2025. We also have tax credit carry forwards of $2,369,000 and $2,327,000 for federal and state, respectively. We continue to realize tax deductions from both the exercise of stock options and the purchase by employees of our common stock at a discount to market. During the year ended December 31, 2007, we realized tax deductions of approximately $6.3 million relating to these items.

Investing Activities. Cash used in investing activities totaled $5.1 million in 2007 primarily as a result of additions to property and equipment of $3.9 million, and investment in software development of $1.0 million. Property and equipment expenditures in 2006 totaled $4.0 million which includes $2.3 million for facility expansion and upgrading our California and Massachusetts locations, $1.5 million for machinery and equipment.

Financing Activities. For the year ended December 31, 2007, financing activities provided $2.6 million primarily from the issuances of common stock for stock options as well as purchases of shares by employees through our Employee Stock Purchase Plan in the amount of $1.1 million compared to $1.5 million in 2006. We also realized tax deductions benefits from the exercise of stock options of approximately $1.5 million during 2007 compared to $0.9 million for 2006.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. Borrowings under the revolving line of credit are limited to a percentage of eligible receivables and inventory. The entire credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of December 31, 2007, there were no borrowings under the new credit facility. We are subject to certain financial and non financial covenants under the credit facility with the bank and as of December 31, 2007, we were in compliance with such covenants.

In November 2007, we filed a Form S-3 shelf registration statement, or the $125 million shelf, to provide for financial flexibility. The $125 million shelf allows us to issue common stock, preferred stock and debt securities. Under the $125 million shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. At December 2007, the Form S-3 registration statement was declared effective. As of December 31, 2007, no securities had been issued under the $125 million shelf.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available, on terms acceptable to us.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASBissued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning December 15, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning December 15, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Currently, there is no impact of the adoption of SFAS No. 160 on our consolidated financial statements.

Effective April 28, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48, which is an interpretation of the SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing that a benefit can not be recorded in the financial statements unless the tax position has a “more likely than not” chance of being sustained upon audit, based solely on the technical merits of the position. Once the “more likely than not” standard is met, the benefit is measured by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $547,000 charge to our beginning consolidated stockholders’ equity as a cumulative effect of a change in accounting principle.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements and have not determined what election, if any, will be made.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or “SFAS 157.” SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. In February 2008, the FASB issued a staff position that delay the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for this delay, SFAS 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. We will adopt SFAS 157 as of January 1, 2008, as required. We are in the process of determining the effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We had no debt at December 31, 2007.

Foreign Currencies

We are subject to certain foreign currency risks in the importation of goods from Japan. Our purchases from this supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. Fluctuations in the U.S. Dollar/ Japanese Yen exchange rate could result in increased costs for our key components. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. With the exception of France which is denominated in Euros, all of our sales are denominated in U.S. Dollars. Our strip manufacturing facility in Germany has the Euro as its functional currency.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of IRIS International, Inc.

Chatsworth, California

We have audited the accompanying consolidated balance sheets of IRIS International, Inc. (the “Company”) as of December 31, 2007 and 2006, the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIS International, Inc. as of December 31, 2007 and 2006, and the results of its operations, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IRIS International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Los Angeles, California

March 14, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Stockholders of IRIS International, Inc., Chatsworth, California

We have audited IRIS International, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, IRIS International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IRIS International, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, cash flows and other comprehensive income (loss) for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/    BDO SEIDMAN LLP

Los Angeles, California

March 14, 2008

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	At December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$28,145	$23,159
Short-term investments	300	132
Accounts receivable, net of allowance for doubtful accounts and sales returns of $436 and $688	16,075	13,166
Inventories, net	9,886	6,918
Prepaid expenses and other current assets	707	626
Investment in sales-type leases	2,660	2,145
Deferred tax asset	3,368	2,865

Total current assets	61,141	49,011
Property and equipment, net	8,661	6,662
Goodwill	2,450	2,450
Core Technology, net	1,634	1,723
Software development costs, net of accumulated amortization of $2,322 and $1,729	1,764	1,387
Deferred tax asset	3,568	5,516
Inventories – long term portion	—	440
Investment in sales-type leases	6,613	6,728
Other assets	559	400

Total assets	$86,390	$74,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,289	$3,797
Accrued expenses	5,713	6,414
Deferred service contract revenue	1,454	1,517

Total current liabilities	11,456	11,728
Deferred service contract revenue, long term	—	23

Total liabilities	11,456	11,751
Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value
Authorized: 50 million shares; issued and outstanding: 18,601 shares and 18,046 shares	186	180
Preferred Stock, $.01 par value; Authorized 1.0 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	84,289	79,226
Other comprehensive income	345	48
Accumulated deficit	(9,886)	(16,888)

Total stockholders’ equity	74,934	62,566

Total liabilities and stockholders’ equity	$86,390	$74,317

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year ended December 31,
	2007	2006	2005
	(1)	(1)	(1)
Sales of IVD instruments	$33,492	$29,075	$27,558
Sales of IVD consumables and service	38,533	31,755	27,412
Sales of sample processing instruments and supplies	12,281	11,237	9,615

Total revenues	84,306	72,067	64,585

Cost of goods – IVD instruments	17,962	15,614	15,472
Cost of goods – IVD consumable and supplies	17,903	15,824	12,888
Cost of goods – sample processing instruments and supplies	6,143	5,815	4,995

Total cost of goods sold	42,008	37,253	33,355

Gross profit	42,298	34,814	31,230

Marketing and selling	13,088	10,696	10,111
General and administrative	9,997	9,983	7,142
Research and development, net	10,260	13,086	5,036

Total operating expenses	33,345	33,765	22,289

Operating income	8,953	1,049	8,941
Other income (expense):
Interest income	1,498	1,068	607
Interest expense	(10)	(18)	(15)
Other income (expense)	(48)	39	13

Income before provision for income taxes	10,393	2,138	9,546
Provision for income taxes	2,844	2,313	3,415

Net income (loss)	$7,549	$(175)	$6,131

Basic net income per share	$0.42	$(0.01)	$0.37

Diluted net income per share	$0.40	$(0.01)	$0.35

Weighted average number of common shares outstanding – basic	18,187	17,855	16,758

Weighted average number of common shares outstanding – diluted	18,749	17,855	17,654

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $1,453,000, $1,573,000 and $1,805,000 for the years ended December 31, 2007, 2006 and 2005, respectively. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2005	15,962	$159	$61,972	$(125)	$11	$(22,844)	$39,173
Common stock issued on exercise of options	1,140	12	3,029	—	—	—	3,041
Tax benefit from stock option exercises	—	—	4,080	—	—	—	4,080
Common stock issued under employee stock purchase plan for cash	120	1	1,775	(850)	—	—	926
Amortization of unearned compensation	—	—	—	429	—	—	429
Realized loss on investments	—	—	—	—	(11)	—	(11)
Net income for year	—	—	—	—	—	6,131	6,131

Balance, December 31, 2005	17,222	172	70,856	(546)	—	(16,713)	53,769
Reclassification	130	1	(547)	546	—	—	—

Balance January 1, 2006	17,352	173	70,309	—	—	(16,713)	53,769
Common stock issued on exercise of options	301	3	1,380	—	—	—	1,383
Restricted stock grants to employees	105	1	(1)	—	—	—	—
Tax benefit from stock option exercises	—	—	866	—	—	—	866
Common stock issued under employee stock purchase plan	16	—	135	—	—	—	135
Stock issued in acquisition of business	272	3	4,997	—	—	—	5,000
Translation adjustment	—	—	—	—	48	—	48
Stock based compensation expense	—	—	1,540		—	—	1,540
Net loss for year	—	—	—	—	—	(175)	(175)

Balance, December 31, 2006	18,046	$180	$79,226	$—	$48	$(16,888)	$62,566

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2006	18,046	$180	$79,226	—	$48	$(16,888)	$62,566
Adjustment to deferred tax benefits on tax credits (FIN 48 adjustment)	—	—	—	—	—	(547)	(547)
Common stock issued on exercise of options	437	4	2,068	—	—	—	2,072
Restricted stock grants to employees	64	1	(1)	—	—	—	—
Stock issued in acquisition of business	52	1	—	—	—	—	1
Tax benefit from stock option exercises	—	—	1,496	—	—	—	1,496
Common stock issued under employee stock purchase plan	2	—	26	—	—	—	26
Stock based compensation expense	—	—	1,474	—	—	—	1,474
Translation adjustment	—	—	—	—	297	—	297
Net income for year	—	—	—	—	—	7,549	7,549

Balance, December 31, 2007	$18,601	$186	$84,289	—	$345	$(9,886)	$74,934

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$7,549	$(175)	$6,131
Adjustments to reconcile net income (loss) to net cash provided by operations:
Non-cash in-process research and development charge	—	5,180	—
Deferred taxes	2,394	1,853	3,356
Tax benefit from stock option exercises	(1,496)	(866)	—
Depreciation and amortization	2,621	2,142	1,818
Common stock and stock based compensation	2,440	1,540	429
Loss (gain) on sale/write down of investment	—	—	(11)
Changes in assets and liabilities:
Accounts receivable	(2,909)	(1,292)	(3,526)
Inventories, net	(2,528)	827	645
Prepaid expenses and other assets	(241)	519	(937)
Investment in sales-type leases	(400)	(1,577)	(4,655)
Accounts payable	493	(667)	206
Accrued expenses	(701)	2,226	827
Deferred service contract revenue	(86)	32	201

Net cash provided by operating activities	7,136	9,742	4,484

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(3,560)	(743)
Acquisition of property and equipment	(3,938)	(4,044)	(1,392)
Software development costs	(970)	(376)	(171)
Purchase of short-term investments and marketable securities	(300)	—	(15,976)
Sale of short-term investments and marketable securities	132	15,844	198

Net cash (used in) provided by investing activities	(5,076)	7,864	(18,084)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	1,133	1,518	3,967
Tax benefit from stock option exercises	1,496	866	—
Borrowings under line of credit	—	3,000	—
Repayments of line of credit	—	(3,000)	—
Payments of capital lease obligations	—	—	(37)

Net cash provided by financing activities	2,629	2,384	3,930

Effect of exchange rate changes on cash and cash equivalents	297	—	—

Net increase (decrease) in cash and cash equivalents	4,986	19,990	(9,670)
Cash and cash equivalents at beginning of year	23,159	3,169	12,839

Cash and cash equivalents at end of year	$28,145	$23,159	$3,169

Supplemental schedule of non-cash investing and financing activities:
Issuance of stock and common stock warrants	$—	$1,553	$850
Issuance of common stock and deferred stock units to acquire subsidiary	$—	$5,000	$—
During the year ended December 31, 2007, the Company disposed of property and equipment with a cost and accumulated depreciation of $2.3 million.
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$948	$47	$72
Cash paid for interest	$10	$18	$15

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousand)

	For the Year ended December 31,
	2007	2006	2005
Net income (loss)	$7,549	$(175)	$6,131
Foreign currency translation	297	48	—
Realized gain on investment	—	—	(11)

Comprehensive income (loss)	$7,846	$(127)	$6,120

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company History

IRIS International, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. We design, develop, manufacture and market in vitro diagnostic (“IVD”) products, including IVD imaging systems based on patented and proprietary neural network-based Automated Particle Recognition (APR™) software to enable high-speed digital processing to classify and display images and describe the morphology of microscopic particles, urine chemistry analyzer and related chemistry test strips and accessories, molecular diagnostics assays based on our Nucleic Acid Detection Immuno-Assay (NADiA) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures and DNA processing performed in clinical laboratories.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying allowance for doubtful accounts, inventory reserves, the useful lives, fair value and recoverability of carrying value of long-lived and intangible assets, including goodwill, estimated provisions for warranty costs, laboratory information system implementations and deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

Principles of Consolidation

Our consolidated financial statements include the accounts of IRIS International, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash Equivalents and Short-Term Investments

We invest available cash in short-term commercial paper, certificates of deposit and high-grade variable rate securities. Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Investments include auction rate securities with maturity dates greater than three months when purchased, which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities available for sale. Auction rate securities are recorded at par value, which equals fair market value, as the rates on such securities reset generally every 7, 28, or 35 days.

Accounts Receivable

We sell predominantly to entities in the health care industry. We grant uncollateralized credit to customers, primarily hospitals, clinical and research laboratories, and distributors. We perform ongoing credit evaluations of customers’ financial conditions before granting uncollateralized credit. Although we generally do not require collateral, letters of credit may be required from our customers in certain circumstances. No single customer accounts for 10% or more of our consolidated revenues or 10% or more of our accounts receivable at the balance sheet date.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable are carried at original invoice amount less allowances made for sales markdowns, returns and doubtful accounts. Accounts receivables are customer obligations due under normal trade terms. Despite our stated trade terms, several customers are subject to reimbursement delays attributed to government and third party payer compliance and regulation issues. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Receivables are written off when deemed uncollectible.

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

Goodwill and Core Technology

Our intangible assets consist of goodwill, which is not being amortized, and core technology, which is being amortized over its useful life of 20 years. All intangible assets are subject to impairment tests on an annual or periodic basis. Goodwill is evaluated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles,” based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value, cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Core technology is evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

At December 31, 2007, we evaluated goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Substantially all of the goodwill resides in the IVD reporting unit.

Amortization expense of the core technology intangible asset totaled $89,000, $67,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Software Development Costs

We capitalize certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet our design specifications are completed, and conclude capitalization when the product is ready for general

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total software development costs capitalized totaled $970,000, $376,000 and $171,000 for the years ended December 31, 2007, 2006 and 2005. Amortization expense of software development costs totaled $593,000, $559,000 and $531,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Impairment of Long-Lived Assets

We will identify and record impairment losses for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets at December 31, 2007, 2006 and 2005.

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

Our accounting for leases involves specific determinations under SFAS No. 13 “Accounting for Leases” (“SFAS 13”), which often involve complex provisions and significant judgments. The four criteria of SFAS 13 that we use in the determination of a sales-type lease or operating-type lease are (i) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; (ii) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; (iii) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and (iv) determination of whether or not the lease contains a bargain purchase option.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as (i) those dependant on fiscal funding outside of a governmental unit’s control; (ii) those that can be cancelled if deemed in the tax payers’ best interest or; (iii) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering our historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to ninety months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Shipping and Handling Costs

The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales, in accordance with Emerging Issues Task Force (EITF) issue No. 00-10, “Accounting for Shipping and Handling Fees and Cost.” See Reclassifications note under Note 2.

Total shipping and handling costs included as a component of revenue for the years ended December 31, 2007, 2006 and 2005 amounted to approximately $1,453,000, $1,573,000 and $1,805,000, respectively. Total shipping and handling costs included as a component of cost of sales amounted to $2,310,000, $2,029,000 and $1,958,000 for years ended December 31, 2007, 2006 and 2005, respectively.

Warranties

We recognize warranty expense, based on management’s estimate of expected cost, as an accrued liability at the time of sale. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Warranty expense was approximately $1,262,000, $1,118,000 and $929,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Advertising Expenditures

Advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 amounted to $264,000, $483,000 and $272,000, respectively.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From time to time we receive grants from agencies of the U.S. Government. We do not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, we retain ownership of any intellectual property that results from the research and development and the U.S. Government receives a right to use the results of the research for government projects. We received costs reimbursements (government grants) of $135,000, $1,475,000 and $1,649,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Foreign Currency Translation

The statement of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as other comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short term investments, accounts receivable, investment in sales-type leases, accounts payable, accrued expenses and deferred service contract revenues approximate fair value due to their short maturity. The carrying amount of our long-term liabilities also approximates fair value based on interest rates currently available to us for debt of similar terms and remaining maturities.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings per share.” Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the years ended

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006 and 2005 were 419,000, 2,047,000 and 199,000, respectively. During the prior year, the Company incurred a loss accordingly, all outstanding options and warrants were excluded from the computation because they were anti-dilutive. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Basic weighted shares outstanding	18,187	17,855	16,758
Effect of dilutive securities
Options	494	—	857
Restricted shares	31	—	—
Warrants	37	—	39

Diluted weighted shares outstanding	18,749	17,855	17,654

Stock Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123R revises SFAS No. 123, as amended, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123R using the modified prospective application transition method. Under this method, compensation cost is recognized for the unvested portion of share-based payments granted prior to January 1, 2006 and all share-based payments granted subsequent to December 31, 2005 over the related vesting period.

Prior to the first quarter of 2006, we applied the intrinsic value based method prescribed in APB Opinion No. 25 and FIN 44, “Accounting for Certain Transactions involving Stock Compensation” in accounting for employee stock based compensation. Prior period results have not been restated.

Due to the adoption of SFAS No. 123R, our results for the years ended December 31, 2007 and 2006 include incremental share-based compensation expense totaling $1,457,000 and $992,000, respectively. In addition our results include share-based compensation expense of $17,000 and $548,000 relating to stock issuances under our Employee Stock Purchase Plan. Accordingly our total stock based compensation totaled $1,474,000, $1,540,000 and $850,000 for the years ended December 31, 2007, 2006 and 2005. The total income tax benefit recognized in the income statement for share-based compensation arrangements amounted to $590,000, $616,000 and $340,000 for the years ended December 31, 2007, 2006, and 2005 respectively.

Segment Reporting

We determine and disclose industry segments in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management” approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. See Note 17 – “Segment and Geographic Information”.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

The Company reclassified shipping and handling fees and costs from cost of good sold into revenue based on the guidance of EITF-00-10, “Accounting for Shipping and Handling Fees and Costs.” Freight revenue and costs were allocated to IVD instruments, IVD consumables and service, and sample processing instruments and supplies based on actual shipping and handling fees and costs incurred for the periods.

The accompanying 2007, 2006 and 2005 consolidated statements of operations contain certain EITF-00-10 freight reclassifications to conform to the presentation used in current year.

	For the year ended December 31,
	2007	2006	2005
Revenues – Freight revenue reclassification from cost of goods
Freight revenue reclass to sales of IVD instruments	$19	$10	$16
Freight revenue reclass to sales of IVD consumables and service	1,333	1,460	1,704
Freight revenue reclass to sales of sample processing instruments and supplies	101	103	85

Total freight revenue reclass to revenues	$1,453	$1,573	$1,805

Net effect of freight reclassification on operating income	$—	—	—

Certain Risks and Uncertainties

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivable and investment in sales-type leases. Concentration of credit risk with respect to accounts receivable and investment in sales-type leases is mitigated by the Company’s performance of on-going credit evaluations of its customers and the Company maintains an allowance for doubtful accounts. Investments in sales-type leases are secured by the underlying instruments.

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning December 15, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning December 15, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Currently, there is no impact of the adoption of SFAS No. 160 on our consolidated financial statements.

Effective April 28, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing that a benefit can not be recorded in the financial statements unless the tax position has a “more likely than not” chance of being sustained upon audit, based solely on the technical merits of the position. Once the “more likely than not” standard is met, the benefit is measured by determining the amount that is greater than 50 percent likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $547,000 charge to our beginning consolidated stockholders’ equity as a cumulative effect of a change in accounting principle.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements and have not determined what election, if any, will be made.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. In February 2008, the FASB issued a staff position that delay the effective date of SFAS 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for this delay, SFAS 157 is effective for fiscal years

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning after December 15, 2007 and interim periods within such years. The Company will adopt SFAS 157 as of January 1, 2008, as required. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its consolidated financial statements.

3. Acquisitions

On April 3, 2006 we acquired the stock of Leucadia Technologies, Inc., a development stage molecular diagnostics company. With this acquisition we acquired significant core technology for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

Pursuant to the acquisition agreement we paid $3.3 million of cash, 272,375 shares of IRIS common stock, valued at $4.2 million, deferred stock units for 51,879 shares of IRIS common stock valued at $800,000 and $230,000 of transaction fees. The IRIS common stock and deferred stock units were valued based on the average closing market price of IRIS common stock a few days before and a few days following the acquisition. In addition, we will issue up to 108,950 shares of IRIS common stock and deferred stock units for 20,752 shares of IRIS common stock as earn-out consideration if certain regulatory and sales milestones are achieved. As of December 31, 2007, the earn-out consideration were not yet achieved. The acquisition was accounted for as a purchase with the allocation, based on fair value, as follows:

(In thousands)
Cash and cash equivalents	$2
Fixed assets	21
Core Technology	1,790
Goodwill	2,231

Total assets acquired	$4,044

Total liabilities – deferred tax liability	$662

In-process research and development expense	$5,180

The following unaudited condensed consolidated pro forma statement of operations data shows the results of our operations for the years ended December 31, 2006 and 2005 as if the acquisition had occurred at the beginning of each period presented:

	2006	2005
	(In thousands, except per share data)
Revenues	$70,494	$63,210
Income from operations	829	2,684
Net income (loss)	(307)	353
Net income (loss) per share – diluted	(0.02)	0.02

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories consist of the following:

	At December 31,
	2007	2006
	(In thousands)
Finished goods	$3,237	$2,127
Work-in-process	324	241
Raw materials, parts and sub-assemblies	6,325	4,990

	9,886	7,358
Less: non-current portion, net of reserves	—	(440)

Inventories – current portion	$9,886	$6,918

5. Properties and Equipment

Property and equipment consist of the following:

	At December 31,
	2007	2006
	(In thousands)
Machinery and equipment	$7,036	$7,831
Leasehold improvements	5,810	4,228
Furniture and fixtures	1,116	711
Tooling, dies and molds	1,731	1,575
Rental units	274	282

	15,967	14,627
Less: accumulated depreciation and amortization	(7,306)	(7,965)

	$8,661	$6,662

Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $1,939,000, $1.6 million, and $1.2 million, respectively.

6. Sales-type Leases

The components of net investment in sales-type leases consist of the following:

	At December 31,
	2007	2006
	(In thousands)
Total minimum lease payments	$10,627	$10,155
Less: unearned income	(1,354)	(1,282)

Net investment in sales-type leases	9,273	8,873
Less: current portion	(2,660)	(2,145)

	$6,613	$6,728

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years: $2,660,000 in 2008, $2,716,000 in 2009, $2,031,000 million in 2010, $1,246,000 million in 2011, $587,000 in 2012 and $33,000 thereafter.

7. Bank Loan Agreement

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

As of December 31, 2007 and 2006, there were no borrowings under the credit facility. We are however, subject to certain financial and non financial covenants under the credit facility with the bank and as of December 31, 2007, we were in compliance with such covenants.

8. Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2007	2006
	(In thousands)
Accrued bonuses	$988	$891
Accrued commissions	498	420
Accrued payroll	972	685
Accrued vacation	961	815
Accrued professional fees	284	381
Accrued warranty	800	1,039
Accrued laboratory information system implementations	473	734
Accrued – other	737	1,449

	$5,713	$6,414

Changes in the accrued warranty were as follows:

	At December 31,
	2007	2006
	(In thousands)
Balance – beginning of year	$1,039	$760
Additions for provisions during year	1,262	1,118
Reductions during year	(1,501)	(839)

Balance – end of year	$800	$1,039

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income Taxes

We adopted the provisions of FASB No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (“FIN 48”), on January 1, 2007. Our condensed consolidated financial statements for 2007 reflect the impact of FIN 48, but the consolidated financial statements for 2006 have not been restated to reflect, and do not include, the impact of FIN 48.

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

We will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which we must record a liability. Since we have not recorded a liability at December 31, 2007 and 2006, there would be no impact to our effective tax rate.

The provision for income taxes from operations consists of the following:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$1,399	$186	$—
State	488	274	49

	1,887	460	49

Deferred:
Federal	1,514	3,090	2,722
Foreign	(11)	(79)	—
State	(546)	(1,158)	644

	957	1,853	3,366

	$2,844	$2,313	$3,415

Income taxes have been based on the following components of pre-tax income (loss):

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Domestic	$10,428	$3,452	$10,166
Foreign	(36)	(1,314)	(620)

	$10,392	$2,138	$9,546

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Tax provision computed at Federal statutory rate	$3,533	$727	$3,246
State taxes, net of federal benefit	402	213	400
R&D tax credits	(677)	(583)	(455)
In-process purchased R&D	—	1,959	—
Expiration of Federal or State NOLs	—	—	49
Nondeductible expenses	151	594	504
Change in valuation allowance	(593)	(271)	—
Foreign branch losses	(11)	(512)	(240)
Other	39	186	(89)

	$2,844	$2,313	$3,415

At December 31, 2007, we had, net of valuation allowances, federal net operating loss carry forward of approximately $2,145,000 which expire in various years through 2025. We also have tax credit carry forwards of $2,369,000 for federal and $2,327,000 for state.

The primary components of temporary differences, which give rise to our net deferred tax asset at December 31, 2007 and 2006, are as follows:

	At December 31,
	2007	2006
	(In thousands)
Depreciation and amortization	$(279)	$(222)
Allowance for doubtful accounts	189	272
Accrued liabilities	2,059	2,259
Deferred revenue-service contracts	14	(140)
Net operating loss carry forward	1,054	3,232
Tax credits	4,695	4,384
Valuation allowance	(856)	(1,510)
Other	60	106

	$6,936	$8,381

Realization of deferred tax assets associated with net operating losses (“NOL”) and tax credit carry forward is dependent upon our ability to generate sufficient taxable income prior to their expiration. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. However, we have established a valuation allowance for net operating losses, capital loss carryforward and foreign losses based on our estimate of future utilization. We will continue to review estimates of taxable income and will make adjustments to the valuation allowance, when necessary.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, should we undergo an ownership change as defined in Section 382 of the Internal Revenue Code, our NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

10. Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the years ended December 31, 2007 and 2006 includes incremental share-based compensation expense as follows:

	For the year ended December 31,
	2007	2006
	(In thousands)
Cost of sales	$273	$245
Marketing and selling	162	236
General and administrative	628	778
Research and development	411	281

Stock-based compensation	1,474	1,540
Income tax benefit	(590)	(616)

Stock-based compensation, net of tax	$884	$924

Prior to the adoption of FAS 123R, the Company measured stock-based compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company applied the disclosure provisions of FAS 123 as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

For purposes of pro forma disclosures, the following table illustrates the effect on net income after taxes and net income per common shares as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based compensation for the year ended December 31, 2005 ( in thousands, except per share amounts):

2005
Net income, as reported	$6,131
Add: Stock-based employee compensation expense included in reported net income, net of tax	352
Deduct: Total stock-based employee compensation expense determine under a fair value methods for all awards, net of tax	(3,610)

Pro forma net income	2,873

Earnings per share:
Income per diluted shares as reported	$.35
Income per diluted share as reported	$.16

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

As of December 31, 2007, we had stock option plans under which we may grant future non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under and stock option plans. On July 13, 2007, the Company’s stockholders approved the adoption of the IRIS International, Inc. 2007 Stock Incentive Plan, which authorizes the issuance of up to 1,750,000 shares of our common stock pursuant to equity awards granted under the plan.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under our existing stock option plans as of December 31, 2007:

	Number of Option Shares
Plan	Authorized	Exercised	Outstanding	Available for Grant
	(In thousands)
1994 Plan	700	669	31	—
1998 Plan	4,100	2,156	1,665	51
2007 Plan	1,750	—	149	1,584

	6,550	2,825	1,845	1,635

In addition to the above, as of December 31, 2007 there were stock options outstanding to purchase 16,000 shares of common stock that were issued in 2003 under special inducement grants.

The following table sets forth certain information relative to stock options during the three years ended December 31, 2007.

	Shares	Weighted Average Exercise Price	Average Intrinsic Value
	(In thousands, except for per share)
Outstanding at January 1, 2005	2,289	$3.97
Granted	288	$11.63
Exercised	(811)	$3.03
Canceled or expired	(49)	$5.18

Outstanding at December 31, 2005	1,717	$6.89
Granted	569	$16.55
Exercised	(301)	$4.59
Canceled or expired	(12)	$18.26

Outstanding at December 31, 2006	1,973	$9.98
Granted	558	$13.19
Exercised	(437)	$4.74
Canceled or expired	(233)	$14.12

Outstanding at December 31, 2007 average remaining life – 3.2 years	1,861	$11.62	$16,086
Exercisable at December 31, 2007, average remaining life – 2.7 years	1,146	$9.83	$12,095

The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $4.29, $5.76 and $6.86. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $4,994,000, $3,555,000 and $10,928,000.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31, 2007. Total intrinsic value of options exercised for the year ended December 31, 2007 amounted to $5,143,000. As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $2,695,000.

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

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Risk free interest rate	4.4%	4.6%	4.3%
Expected lives (years)	3.0	3.0	3.0
Expected volatility	46%	47%	40%
Expected dividend yield	—	—	—

The expected volatilities are based on the historical volatility of our stock. The observation is made on a weekly basis. The expected terms of the stock options are based on the average vesting period on a basis consistent with the historical experience for similar option grants. The risk-free rate is consistent with the expected terms of the stock options and based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeitures rates based on historical data.

A summary of our non-vested stock options during the twelve months ended December 31, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested options at January 1, 2007	498	$15.70
Granted	559	$13.04
Vested	(174)	$18.94
Forfeited or expired	(168)	$13.97

Non-vested options at December 31, 2007	715	$14.49

As of December 31, 2007, there was approximately $2,695,000 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the stock option plans. That cost is expected to be recognized during the weighted average service period of 2.9 years. The share-based compensation will be amortized based on the straight line method over the vesting period and the expense includes an estimate of the awards that will be forfeited. The total fair value of shares vested during the year ended December 31, 2007 was $235,000.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Shares

We began awarding restricted shares of our common stock in 2006. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Board. Restricted shares activity during the year ended December 31, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except for per share)
Unvested at January 1, 2007	88	$17.11
Granted	97	$12.96
Vested during period	(33)	$17.64
Cancelled during period	(16)	$11.78

Unvested at December 31, 2007	136	$14.64

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2007, total unrecognized stock-based compensation expense related to non vested restricted share grants was $1,569,000 which is expected to be recognized over the remaining weighted average period of approximately 2.9 years.

11. Capital Stock – Warrants

At December 31, 2007, there were warrants outstanding to purchase 74,300 shares of common stock at $7.80 per share. These warrants are exercisable and will expire April 23, 2009. During the year ended December 31, 2007 and 2006, no warrants were issued, exercised, cancelled or expired.

12. Employee Benefits

All employees are also eligible to participate in a 401(k) Plan at the beginning of the first quarter following their employment start date. Our contributions are discretionary. Effective January 1, 2006 we commenced matching $0.50 per $1 contributed by the employees up to 4% of the employee’ contributions, prior to 2006 our practice was to match $0.25 per $1 contributed by the employees up to 4% of the employees’ contributions. Employees vest in amounts contributed by us immediately. We contributed $256,000, $223,000 and $89,000 to the 401(k) Plan for the years ended December 31, 2007, 2006, and 2005, respectively.

13. Shelf Registration

In November 2007, the Company filed a Form S-3 shelf registration statement (the “$125 million shelf”) to provide for financial flexibility. The $125 million shelf allows the Company to issue common stock, preferred stock and debt securities of the Company. Under the $125 million shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. At December 2007, the Form S-3 registration statement was declared effective. As of December 31, 2007, no securities had been issued under the $125 million shelf.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Commitments and Contingencies

Leases

We lease real property, automobiles and equipment under operating lease agreements, which expire at various times through 2015. Certain leases contain renewal options and generally require us to pay utilities, insurance, taxes and other operating expenses.

Future minimum rental payments required under operating lease agreements that have an initial term in excess of one year as of December 31, 2007, are as follows:

Operating Leases
(In thousands)
Year Ended December 31,
2008	$1,628
2009	1,590
2010	1,424
2011	637
2012	291
Thereafter	799

$6,369

Consolidated rental expense under all operating leases during 2007, 2006 and 2005 was $1,553,000, $1,359,000 and $822,000, respectively.

Litigation

From time to time, we are party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

We enter into indemnification provisions under (i) agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) agreements with investors. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by us with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, we have agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2007.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Supplier Concentration

One supplier comprised greater that 10% of the Company’s consolidated purchases. Consolidated purchases from this supplier amounted to 16%, 15%, and 14% for the years end December 31, 2007, 2006, and 2005, respectively.

16. Subsequent Events

On February 8, 2008, the Company entered into an agreement to terminate our distributor agreement with our Puerto Rico distributor and transfer a contract to the Company for $250,000.

On March 3, 2008, the Company announced that the board of directors authorized a share repurchase of up to $15 million over a 12-month period. The purchases will be made with cash on hand.

17. Segments and Geographic Information

Our operations are organized on the basis of products and related services and under SFAS No. 131, we operate in two segments: (1) IVD and (2) sample processing.

The IVD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are mostly sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France. The segment also includes the operations of the IMD Subsidiary.

The sample processing segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology urinalysis and DNA processing. These products are sold worldwide through distributors.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. We evaluate the performance of our segments and allocate resources to them based on earnings before income taxes, excluding corporate charges.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present information about reported segments for the three years ended December 31, 2007:

	IVD	Sample Processing	Unallocated Corporate Expenses	Total
	(In thousands)
For the Year Ended December 31, 2007
Revenues(1)	$72,025	$12,281	$—	$84,306
Interest income	1,498	—	—	1,498
Interest expense	10	—	—	10
Depreciation and amortization	2,394	212	15	2, 621
Segment pre-tax profit	12,114	3,027	(4,748)	10,393
Segment assets	60,446	19,008	6,936	86,390
Investment in long-lived assets	21,188	493	—	21,681

For the Year Ended December 31, 2006
Revenues(1)	$60,830	$11,237	$—	$72,067
Interest income	1,062	6	—	1,068
Interest expense	18	—	—	18
Depreciation and amortization	1,908	221	13	2,142
Other non-cash items	—	—	—	—
Segment pre-tax profit	4,686	2,460	(5,008)	2,138
Segment assets	49,845	16,018	8,454	74,317
Investment in long-lived assets	19,328	462	—	19,790

For the Year Ended December 31, 2005
Revenues(1)	54,970	9,615	—	64,585
Interest income	600	7	—	607
Interest expense	10	—	5	15
Depreciation and amortization	1,640	164	14	1,818
Other non-cash items	11	—	—	11
Segment pre-tax profit	11,543	1,831	(3,828)	9,546
Segment assets	50,075	3,815	10,039	63,929
Investment in long-lived assets	12,196	508	—	12,704

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $1,453,000, $1,573,000 and $1,805,000 for the years ended December 31, 2007, 2006 and 2005, respectively. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $25.4 million in 2007, $20.1 million in 2006 and $19.0 million in 2005.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Selected Quarterly Data (Unaudited)

The following table summarizes certain financial information by quarter:

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues	$20,511	$21,349	$20,563	$21,883
Gross profit	10,008	10,766	10,767	10,757
Net income	1,462	1,790	1,618	2,679
Net income per share – basic	0.08	0.10	0.09	0.15
Net income per share – diluted	0.08	0.10	0.09	0.14

	2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues(4)	$16,521	$16,992	$18,391	$20,163
Gross profit	8,315	8,433	8,169	9,897
Net income	1,658	(4,477)	774	1,870
Net income per share – basic	0.10	(0.25)	0.04	0.10
Net income per share – diluted	0.09	(0.25)	0.04	0.10

(1)	During the second quarter of 2006, we acquired Leucadia Technologies Inc., as described in Note 3, which included $5.2 million of purchased in-process R&D which that was charged to R&D expense for the quarter. The second quarter also included approximately $500,000 relating to expenses associated with the transition to a new Chief Financial Officer.
(2)	During the third quarter of 2006, we incurred lower gross margins due to additional provisions for sales returns, inventory write-downs and the effects of lower margins on chemistry strips manufactured in Germany. The third quarter of 2006 was also impacted by the increased R&D expenses associated with the acquisition of Leucadia which amounted to approximately $600,000.
(3)	In the fourth quarter of 2006, we incurred an additional charge of $275,000 relating to Chief Financial Officer transition costs.
(4)	The consolidated net revenues include reclassification of freight revenue from cost of goods in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $406,000, $394,000, $383,000 and $390,000 for the each quarters ended December 31, 2006. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Valuation and Qualifying Accounts

	Beginning Balance	Charged To Cost and Expenses	Additions Charged To Other Accounts	Deductions		Ending Balance
	(In thousands)
Year Ended December 31, 2007
Allowance for doubtful accounts	$483	$14	—	$(96	)(1)	$401
Allowance for sales returns	205	6	—	(176	)(1)	35
Reserve for inventory obsolescence	881	250	—	(508	)(1)	623
Valuation of deferred tax assets	1,510	-	-	(654	)(2)	856

Year Ended December 31, 2006
Allowance for doubtful accounts	$231	$507	—	$(255	)(1)	$483
Allowance for sales returns	57	148	—	—		205
Reserve for inventory obsolescence	889		—	(8	)(1)	881
Valuation of deferred tax assets	1,781	—	—	(271	)(2)	1,510

Year Ended December 31, 2005
Allowance for doubtful accounts	$208	$103	—	$(80	)(1)	$231
Allowance for sales returns	128	—	—	(71	)(1)	57
Reserve for inventory obsolescence	1,193	838	—	(1,142	)(1)	889
Valuation of deferred tax assets	1,781	—	—	—		1,781

(1)	Relates to the write-off of accounts receivable, return of merchandise, disposal of obsolete inventory or specific portion of the accounts receivable reserve or reserve for sales returns no longer needed.
(2)	Valuation adjustment relating to realization of deferred tax assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2007, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

BDO Seidman LLP, our independent registered public accounting firm that has audited our financial statements included herein, has issued an attestation report on our internal control over financial reporting, which report is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders expected to be held in June 2008 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors and executive officers may be found in the section “Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Election of Directors—Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Code of Business Conduct and Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item with respect to director and executive officer compensation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation.”

The information required by this Item with respect to Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

The information required by this Item with respect to our Compensation Committee’s review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporate herein by reference to the information from the Proxy Statement under the section entitled “Election of Directors—Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to related party transactions is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Certain Relationships and Related Transactions.”

The information required by this Item with respect to director independence is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Election of Directors—Independence of the Board of Directors.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this report

1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3. The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
2.1**	Asset Purchase Agreement by and between by and between the Registrant Blitz 05-047 GmbH, Quidel Corporation and Quidel Deutschland GmbH, dated April 26, 2005.	8-K	001-11181	2.1	June 3, 2005	—
2.2	Merger Agreement, dated April 3, 2006, by and among the Registrant, IRIS Molecular Diagnostics, Inc., Leucadia Technologies, Inc., and Dr. Thomas H. Adams.	8-K	001-11181	2.1	April 3, 2006	—
3.1(a)	Certificate of Incorporation, as amended.	8-K	001-11181	n/a	August 13, 1987	—
3.1(b)	Certificate of Designations, Preferences and Rights of Series C Preferred.	8-K	001-11181	99.2	January 26, 2000	—
3.1(c)	Certificate of Ownership and Merger.	10-K	001-11181	3.1(d)	March 26, 2004	—
3.2(a)	Amended and Restated Bylaws.	10-K	001-11181	3.2	March 26, 2004	—
3.2(b)	Amendment to Amended and Restated Bylaws.	8-K	001-11181	3.2	July 18, 2007	—
4.1	Specimen of Common Stock Certificate.	10-Q	001-11181	n/a		—
4.2(a)	Rights Agreement, dated as of January 21, 2000, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent, with related exhibits.	8-K	001-11181	99.1	January 26, 2000	—
4.2(b)	Rights Agreement Amendment, dated as of September 20, 2006, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent, including an amended Rights Certificate.	8-K	001-11181	4.1	September 22, 2006	—
4.4	Registration Rights Agreement, dated April 3, 2006, by and between Iris International, Inc. and Dr. Thomas H. Adams.	8-K	001-11181	4.1	April 7, 2006	—

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.1(a)	Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 29, 2001.	10-K	001-11181	10.1(a)	April 1, 2002	—
10.1(b)	Amendment No. 1, dated October 17, 2005, to the Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 28, 2001.	8-K	001-11181	10.2	November 18, 2005	—
10.2	Lease for Property Located at 9158-9162 Eton Avenue, Chatsworth, California, dated October 17, 2005.	8-K	001-11181	10.1	November 18, 2005	—
10.3(a)†	1994 Stock Option Plan and forms of Stock Option Agreements.	S-8	33-82560	n/a		—
10.5†	1997 Stock Option Plan and form of Stock Option Agreement.	S-8	333-31393	4.2(a),4.2(b)	July 16, 1997	—
10.6†	Amended and Restated 1998 Stock Option Plan.	10-K	001-11181	10.6	March 23, 2007	—
10.7†	Leucadia Technologies, Inc. Form of Deferred Stock Unit Agreement and Notices of Deferred Stock Grants.	S-8	001-11181	4.1	October 2, 2006	—
10.8(a)	Change in Terms Agreement dated May 25, 2004 by and between the Registrant and California Bank & Trust.	10-K	001-11181	10.8(c)	March 16, 2005	—
10.8(b)	Business Loan Agreement dated May 25, 2004 by and between the Registrant and California Bank & Trust.	10-K	001-11181	10.8(d)	March 16, 2005	—
10.8(d)	Commercial Security Agreements dated May 25, 2004 by and between the Registrant and California Bank & Trust.	10-K	001-11181	10.8(f)	March 16, 2005	—
10.8(e)	Landlord’s Consent dated February 7, 2002 by and between the Registrant, the Registrant’s Landlord and California Bank & Trust.	10-K	001-11181	11.1(d)	April 1, 2002	—
10.8(f)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Registrant, StatSpin, Inc (the Registrant’s affiliate) and California Bank & Trust.	10-K	001-11181	10.8(h)	March 16, 2005	—

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.8(g)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Registrant, Advanced Digital Imaging Research, LLP (the Registrant’s affiliate) and California Bank & Trust.	10-K	001-11181	10.8(g)	March 16, 2005	—
10.9(a)†	Key Employee Agreement, dated February 13, 2004, between the Registrant and Cesar M Garcia.	10-K	001-11181	10.8(i)	March 26, 2004	—
10.9(b)†	First Amendment to Key Employee Agreement, dated December 21, 2006, between the Registrant and Cesar M Garcia.	10-K	001-11181	10.9(b)	March 23, 2007	—
10.10†	Key Employee Agreement, dated April 3, 2006, between the Registrant and Dr. Thomas H. Adams.	8-K	001-11181	10.1	April 7, 2006	—
10.11(b)†	Separation Agreement, dated May 11, 2006, between the Registrant and Martin G. Paravato.	8-K	001-11181	10.1	May 17, 2006	—
10.12†	Key Employee Agreement, dated March 1, 2007, between the Registrant and Thomas E. Warekois.					*
10.12†	Key Employee Agreement, dated August 6, 2007, between the Registrant and Peter L. Donato.	8-K	001-11181	10.1	August 8, 2007	—
10.13†	2007 Stock Incentive Plan.	S-8	333-145635	4.3
10.14†	Second Amendment to Key Employee Agreement, dated November 14, 2007, between the Registrant and Cesar M. Garcia.	8-K	001-11181	10.1	November 14, 2007
10.15	Key Employee Agreement, dated November 7, 2007, between the Registrant and Robert Mello.	8-K	001-11181	10.2	November 14, 2007
10.16	Key Employee Agreement, dated November 7, 2007, between the Registrant and John Yi.	8-K	001-11181	10.3	November 14, 2007
21	List of Subsidiaries.	10-K	001-11181	21	March 23, 2007
23.1	Consent of BDO Seidman, LLP.					*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
**	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to the Asset Purchase Agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.
n/a	N/A means not available on EDGAR.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 13, 2008.

IRIS INTERNATIONAL, INC.

By:	/s/ CESAR M. GARCÍA
Cesar M. García, President, Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cesar M. Garcia and Peter L. Donato, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated:

Signature	Title	Date

/s/ CESAR M. GARCIA Cesar M. Garcia	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 13, 2008

/s/ PETER L. DONATO Peter L. Donato	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 13, 2008

/s/ RICHARD H. WILLIAMS Richard H. Williams	Director	March 13, 2008

/s/ STEVEN M. BESBECK Steven M. Besbeck	Director	March 13, 2008

/s/ THOMAS H. ADAMS Thomas H. Adams	Director	March 13, 2008

/s/ RICHARD G. NADEAU Richard G. Nadeau	Director	March 13, 2008

/s/ MICHAEL D. MATTE Michael D. Matte	Director	March 13, 2008

/s/ STEPHEN E. WASSERMAN Stephen E. Wasserman	Director	March 13, 2008