Form 10-Q
period 2008-03-31
IRIS INTERNATIONAL INC
filed 2008-05-01
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number 1-11181

IRIS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2579751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9172 Eton Avenue

Chatsworth, California 91311

(Address of principal executive offices, zip code)

(818) 709-1244

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2008, the issuer had 18,407,213 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$25,154	$28,145
Short-term investment	300	300
Accounts receivable, net of allowance for doubtful accounts and sales returns of $442 and $436	14,816	16,075
Inventories, net	12,866	9,886
Prepaid expenses and other current assets	902	707
Investment in sales-type leases	2,669	2,660
Deferred tax asset	3,368	3,368

Total current assets	60,075	61,141

Property and equipment, net	8,756	8,661
Goodwill	2,450	2,450
Core Technology, net	1,612	1,634
Software development costs, net of accumulated amortization of $2,471 and $2,322	1,872	1,764
Deferred tax asset	3,264	3,568
Investment in sales-type leases	6,400	6,613
Other assets	623	559

Total assets	$85,052	$86,390

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,816	$4,289
Accrued expenses	4,199	5,713
Deferred service contract revenue	1,549	1,454

Total current liabilities	11,564	11,456

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; Authorized: 50 million shares; issued and outstanding: 18,839 shares and 18,601 shares	184	186
Preferred Stock, $.01 par value; authorized 1 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	83,454	84,289
Other comprehensive income	558	345
Accumulated deficit	(10,708)	(9,886)

Total shareholders’ equity	73,488	74,934

Total liabilities and shareholders’ equity	$85,052	$86,390

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands)

	For the three months ended March 31,
	2008	2007

Sales of IVD instruments	$7,355	$8,570
Sales of IVD consumables and service	10,855	9,205
Sales of sample processing instruments and supplies	3,397	2,736

Total revenues (1)	21,607	20,511

Cost of goods - IVD instruments	3,556	4,638
Cost of goods - IVD consumable and supplies	4,786	4,458
Cost of goods - sample processing instruments and supplies	1,661	1,407

Total cost of goods sold	10,003	10,503

Gross profit	11,604	10,008

Marketing and selling	3,850	3,075
General and administrative	2,772	2,385
Research and development, net	2,620	2,428

Total operating expenses	9,242	7,888

Operating income	2,362	2,120

Other income (expense):
Interest income	341	339
Interest expense	(2)	(1)
Other income	9	—

Income before provision for income taxes	2,710	2,458

Provision for income taxes	889	996

Net income	$1,821	$1,462

Basic net income per share	$0.10	$0.08

Diluted net income per share	$0.10	$0.08

Weighted average number of common shares outstanding – basic	18,436	18,003

Weighted average number of common shares outstanding – diluted	19,063	18,597

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $389,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, the freight revenue amounted to $237,000. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,821	$1,462
Adjustments to reconcile net income to net cash provided by operations:
Deferred taxes	685	996
Tax benefit from stock option exercises	(381)	(248)
Depreciation and amortization	781	616
Common stock and stock based compensation	509	227
Changes in assets and liabilities:
Accounts receivable, net	1,259	(432)
Inventories, net	(2,980)	167
Prepaid expenses and other current assets	(193)	(736)
Investment in sales-type leases	204	43
Other assets	(64)	(40)
Accounts payable	1,526	(240)
Accrued expenses	(1,515)	(1,437)
Deferred service contract revenue	95	(94)

Net cash provided by operating activities	1,747	284

Cash flows from investing activities:
Acquisition of property and equipment	(694)	(793)
Software development costs	(268)	—
Purchase of short term investments and marketable securities	—	(153)

Net cash used in investing activities	(962)	(946)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	634	306
Repurchase of common stock for retirement	(5,004)	—
Tax benefit from stock option exercises	381	248

Net cash (used in) provided by financing activities	(3,989)	554

Effect of exchange rate changes on cash and cash equivalents	213	31

Net decrease in cash and cash equivalents	(2,991)	(77)
Cash and cash equivalents at beginning of period	28,145	23,159

Cash and cash equivalents at end of period	$25,154	$23,082

Supplemental schedule of non-cash financing activities:
Issuance of common stock and common stock warrants	$—	$899

Supplemental disclosure of cash flow information:
Cash paid for income taxes	68	318
Cash paid for interest	2	1

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

IRIS International, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. The Company designs, develops, manufactures and markets in vitro diagnostic, or IVD, products, including IVD imaging systems based on patented and proprietary neural network-based Automated Particle Recognition (APR™) software to enable high-speed digital processing to classify and display images and describe the morphology of microscopic particles, urine chemistry analyzer and related chemistry test strips and accessories, molecular diagnostics assays based on the Company’s Nucleic Acid Detection Immuno-Assay (NADiA) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures and DNA processing performed in clinical laboratories.

2.	Interim Financial Reporting

Basis of Presentation – The financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Reclassifications – The Company reclassified shipping and handling fees and costs from cost of good sold into revenue based on the guidance of EITF-00-10, Accounting for Shipping and Handling Fees and Costs. Freight revenue and costs were allocated to IVD instruments, IVD consumables and service, and sample processing instruments and supplies based on actual shipping and handling fees and costs incurred for the periods.

The accompanying 2007 consolidated statements of operations contain certain EITF-00-10 freight reclassifications to conform to the presentation used in the current year.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(in thousands)	For the three months ended March 31, 2007
Revenues – Freight revenue reclassification from cost of goods
Freight revenue reclass to sales of IVD instruments	$4
Freight revenue reclass to sales of IVD consumables and service	362
Freight revenue reclass to sales of sample processing instruments and supplies	23

Total freight revenue reclass to revenues	$389

Net effect of freight reclassification on operating income	—

Earnings Per Share – The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings per share.” Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three month periods ended March 31, 2008 and 2007 was 513,000 and 454,000, respectively. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	For the three months ended March 31,
(in thousands)	2008	2007

Basic weighted shares outstanding	$18,436	$18,003
Dilutive stock options & warrants	627	594

Diluted weighted shares outstanding	$19,063	$18,597

3.	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2008	December 31, 2007

Finished goods	$5,145	$3,237
Work-in-process	526	324
Raw materials, parts and sub-assemblies	7,195	6,325

Inventories, net	$12,866	$9,886

4.	Bank Loan Agreement

The Company has a credit facility with a commercial bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. Borrowings under the credit facility are secured by all of our assets and mature in June 2008.

As of March 31, 2008 and 2007, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility with the bank and as of March 31, 2008, the Company was in compliance with these covenants.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

5.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the quarters ended March 31, 2008 and 2007 were 33% and 41%, respectively.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007. The Company’s condensed consolidated financial statements as of and for the quarter ended March 31, 2007 reflect the impact of FIN 48.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which the Company must record a liability. Since the Company has not recorded a liability at March 31, 2008, there would be no impact to the Company’s effective tax rate.

6.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three months ended March 31, 2008 and 2007 includes incremental share-based compensation expense as follows:

	For the three months ended March 31,
(in thousands)	2008	2007

Cost of sales	$76	$50
Marketing and selling	83	17
General and administrative	231	81
Research and development	118	82

Stock-based compensation	508	230
Income tax benefit	(203)	(91)

Stock-based compensation, net of tax	$305	$139

Prior to the adoption of SFAS 123R, the Company measured stock-based compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees.” The Company applied the disclosure provisions of SFAS 123 as if the fair-value-based method had been applied in measuring compensation expense. Under APB 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Stock Options

Stock option activity during the three months ended March 31, 2008 is as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,861	$11.62	3.2 years	$16,086
Granted	372	$13.19
Exercised	(137)	$4.74
Canceled or expired	(3)	$14.12

Outstanding at March 31, 2008	2,093	$12.18	3.5 years	$6,435

Exercisable at March 31, 2008	1,139	$10.89	2.9 years	$5,424

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on March 31, 2008. Total intrinsic value of options exercised for the three months ended March 31, 2008 amounted to $1,410,000. As of March 31, 2008, total unrecognized stock-based compensation expense related to unvested stock options was $3,604,000.

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

	For the three months ended March 31,
	2008	2007

Risk free interest rate	2.5%	4.6%
Expected lives (years)	3.0	3.0
Expected volatility	47%	47%
Expected dividend yield	—	—

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

A summary of our unvested stock options during the three months ended March 31, 2008 is presented below:

(In thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested options at January 1, 2008	715	$14.49
Granted	372	$12.14
Vested during period	(132)	$13.56
Forfeited or expired	(1)	$11.94

Unvested options at March 31, 2008	954	$13.71

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Board. Restricted shares activity during the three months ended March 31, 2008 was as follows:

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested shares at January 1, 2008	136	$14.64
Granted	101	$12.36
Vested during period	(21)	$16.35
Forfeited during period	(1)	$14.30

Unvested shares at March 31, 2008	215	$13.41

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of March 31, 2008, total unrecognized stock-based compensation expense related to non vested restricted share grants was $2,502,000 which is expected to be recognized over the remaining weighted average period of approximately 2.7 years.

7.	Capital Stock – Warrants

At March 31, 2008, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share. These warrants are exercisable and will expire April 23, 2009. During the three months ended March 31, 2008, no warrants were issued, exercised, cancelled or expired.

8.	Common Stock Repurchase Plan

On March 3, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $15 million of the Company’s common stock over a 12-month period. Through March 31, 2008, the Company had repurchased 432,399 shares of common stock for approximately $5,004,000 under the plan. Subsequent to March 31, 2008, the Company purchased an additional 59,669 shares of common stock for approximately $744,000 under the plan.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

9.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of March 31, 2008.

10.	Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under SFAS No. 131, the Company operates in two segments: (1) IVD and (2) sample processing.

The IVD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are mostly sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France and Puerto Rico. The segment also includes the operations of the IMD Subsidiary.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The tables below present information about reported segments for the three months ended March 31, 2008 and 2007:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total

For the three months March 31, 2008

Revenues	$18,210	$3,397	$—	$21,607
Interest income	341	—	—	341
Interest expense	2	—	—	2
Depreciation and amortization	714	63	4	781
Segment pre-tax profit	2,538	923	(751)	2,710
Segment assets	58,620	19,799	6,633	85,052
Investment in long-lived assets	23,950	432	—	24,382

For the three months March 31, 2007

Revenues	$17,775	$2,736	$—	$20,511	(1)
Interest income	339	—	—	339
Interest expense	1	—	—	1
Depreciation and amortization	544	68	4	616
Segment pre-tax profit	3,108	579	(1,229)	2,458
Segment assets	50,531	16,656	7,086	74,273
Investment in long-lived assets	19,751	474	—	20,225

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $389,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, the freight revenue amounted to $237,000. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $7.7 million during the first quarter of 2008 compared to $6.4 million during the first quarter of 2007.

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

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of urine microscopy systems, with an installed based of over 1,800 systems in over 50 countries. We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers sourced from a Japanese manufacturer. We sell the urine microscopy analyzers and the iChem100; our semi-automated chemistry analyzer introduced in the third quarter of 2006 on a global basis. We will continue to distribute the Japanese manufacturer’s fully automated chemistry analyzers domestically though January 2009 as we plan to discontinue these instrument sales due to the domestic launch of iChem VELOCITY in 2009. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty and spare parts from international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales of our urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France and Puerto Rico where sales are direct to end use customers, are through independent distributors. International sales represented 36% of consolidated revenues during the first quarter of 2008 as compared to 32% during the first quarter of 2007. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace. Since international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we do not incur sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

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

On April 3, 2006, we acquired Leucadia Technologies, Inc., now named Iris Molecular Diagnostics, or IMD, a development stage molecular diagnostics company. With this acquisition, we acquired significant core technology for an ultra-sensitive protein detection and novel in-vitro separation and concentration process, as well as in-process research and development for bacteria and cancer detection applications.

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

We have invested significant capital to acquire technologies and to increase our investment in research and development to advance our broad product pipeline in morphology, molecular diagnostics and sample processing. Research and development expense increased to $2,620,000, or 12% of revenue, during the first quarter of 2008 as compared to $2,428,000, or 12% of revenue, during the first quarter of 2007. The first quarter of 2007 included $168,000 of ADIR research and development costs. We believe these significant investments in research and development will continue to address the need for automation and improved clinical utility within the major market segments of the in vitro diagnostics market.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in theses critical accounting policies since December 31, 2007.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for gross profit margins, which are computed on related revenue.

	Three months ended March 31,
(in thousands)	2008		2007
Revenues (1)
IVD instruments	$7,355	34%	$8,570	42%
IVD consumables and service	10,855	50%	9,205	45%
Sample Processing instruments and supplies	3,397	16%	2,736	13%

Total revenues	21,607	100%	20,511	100%

Gross Profit (2)
IVD instruments	3,799	52%	3,932	46%
IVD consumable and supplies	6,069	56%	4,747	52%
Sample Processing instruments and supplies	1,736	51%	1,329	49%

Gross profit	11,604	54%	10,008	49%

Operating expenses
Marketing and selling	3,850	18%	3,075	15%
General and administrative	2,772	13%	2,385	12%
Research and development, net	2,620	12%	2,428	12%

Total operating expenses	9,242	43%	7,888	38%

Operating income	2,362	11%	2,120	10%
Other income (expense)	348		338

Income before for income taxes	2,710	13%	2,458	11%
Income taxes (3)	889	33%	996	41%

Net income	$1,821	8%	$1,462	7%

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $389,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, the freight revenue amounted to $237,000. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

(2)	Gross profit margin percentages are based on the related sales of each category.

(3)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended March 31, 2008 to 2007

Revenues for the three months ended March 31, 2008 increased by 5% over the prior year quarter. Revenues in the IVD urinalysis segment increased to $18.2 million in the first quarter of 2008 from $17.8 million in the prior year quarter. Sales of IVD instruments decreased to $7.4 million in the first quarter of 2008 from $8.6 million in the prior year quarter. Our unit volume of instruments sold during the 2008 first quarter decreased by 12 units, or approximately 9% as compared with the 2007 first quarter, with the number of units sold domestically decreasing by 7 units and the number of units sold internationally decreasing by 5 units. Domestically, the decrease can be attributed to the sale of 9 units to two large customers’ clinical reference laboratories during the 2007 first quarter.

Revenues from IVD consumables and service increased to a record $10.9 million in the 2008 first quarter as compared to $9.2 million in the prior year quarter. The 18% increase was driven almost entirely by strong demand for consumable reagents used in our instruments. Revenues from sample processing instruments and supplies during the first quarter of 2008 also experienced record of $3.4 million, a 26% increase from $2.7 million for the same period a year ago. The increase was due to strong sales of the new StatSpin Express 4 centrifuge and continued strong sales of centrifuges into the veterinary market. In addition, our overall portion of revenue derived internationally increased to 36% in the 2008 first quarter from 33% in the same period a year ago.

Overall gross profit margins increased from 49% during the first quarter of 2007 to 54% during the first quarter of 2008. The gross profit margin of our IVD instruments was 52% and 46% during the first quarter of 2008 and 2007, respectively, as a result of our ability to maintain and even increase the average selling prices of our instruments while we also benefited from a decrease in cost of goods sold due to lower accruals to inventory reserves of $135,000 and laboratory information system installations of $62,000. The gross margin of our IVD consumables and services increased to 56% during the first quarter of 2008 compared to 52% during the first quarter of 2007. The increase resulted from the continued leveraging of our German chemistry strip manufacturing operation, although it still continues to operate below capacity, and higher utilization of our wet chemistry consumable manufacturing plants. In addition, gross profit margin improvement can be attributed to cost improvements in our service area. Gross profit margin for our sample processing laboratory instrument and supply segment increased to 51% during the first quarter of 2008 from 49% during the first quarter of 2007 as a result of increased volume and cost saving initiatives.

Marketing and selling expenses totaled $3.9 million, or 18% of revenues, during the first quarter of 2008 as compared to $3.1 million, or 15% of revenues during the first quarter of 2007. The increase includes additional personnel and related costs of $647,000, VELOCITY launch related charges of $130,000, higher fees paid to group purchasing organizations, or GPOs, of $40,000, and increase in facilities expense of $66,000. The increase in personnel and related costs is the result of our previous investments to enhance our sales and marketing support in order to meet the needs of our growing business. We expect to continue to invest in these areas to strengthen our regional presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses amounted to $2.8 million and $2.4 million during the first quarter ended 2008 and 2007, respectively. The increase includes additional information personnel and related cost of $167,000, information technology consultants of $77,000, personnel relocation costs of $81,000, and stock-based compensation expense of $152,000. These costs were partially offset by lower finance department costs and professional fees of $181,000.

Research and development expense for the first quarter ended 2008 and 2007 amounted to $2.6 million and $2.4 million, respectively. During the current quarter, the increase was attributable to higher payroll and related costs of $122,000 with a partial offset by the elimination of activities related to ADIR of $168,000, and lower professional fees of $91,000. We continue to invest heavily in research and development for the new VELOCITY and for the continued development of our molecular diagnostic product pipeline, including our NADiA technologies.

Interest income remained consistent during the first quarter of 2008 and 2007 amounting to $341,000 and $339,000, respectively. We were able to offset declining returns due to the lower interest rate environment by experiencing better than average returns on larger cash balances and through maintaining some in-house leasing of some for our customer’s instrumentation at higher interest rates. Our sales-type lease financings increased to $9.1 million at March 31, 2008 compared to $8.8 million at March 31, 2007.

Income tax expense during the first quarter of 2008 amounted to 33% of pre-tax income as compared to 41% during the prior year quarter and 27% for the full year ended December 31, 2007. The tax provision continues to be primarily a non-cash expense, since we have significant deferred tax assets relating to tax loss carry forwards and research and development tax credits.

Off-Balance Sheet Arrangements

At March 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At March 31, 2008, our cash and cash equivalents amounted to $25.2 million compared to $28.1 million at December 31, 2007.

Operating Cash Flows. Cash provided by operations for the three months ended March 31, 2008 improved to $1.4 million compared to cash provided by operations of $315,000 during the prior year quarter. Our improvement includes non-cash items consisting of higher depreciation and amortization of $165,000 and stock-based compensation expense of $282,000. In addition, we experienced a $1.7 million reduction in accounts receivable, $540,000 reduction in prepaid expenses and other current assets, and an increase of $1.8 million in accounts payable and accrued expenses. The sources of cash were partially offset by an increase in inventories of $3.1 million. This increase in inventory should be temporary as we have increased inventory for the launch of our iChem VELOCITY Analyzer while significantly increasing our finished goods inventory from our Japanese manufacturer’s urine chemistry instruments in anticipation of our discontinuation of instrument sales from this manufacturer in January 2009. These factors increased the number of days sales in inventory to 117 days at the end of the first quarter compared to 58 days at the end of the prior year quarter. We will continue to sell consumable test strips and service the installed base of our Japanese manufacturer’s instruments through December 2013, which will require that we maintain sufficient inventory for these activities.

The number of days sales in accounts receivable increased slightly to 62 days at the end of the first quarter compared to 60 days for the prior year quarter even with a large decrease in the amount of accounts receivable during the first quarter of 2008. This slight increase in the number of days sales in accounts receivable is due primarily to a higher proportion of sales made to international customers. The number of days sales in accounts receivable vary and extend due to the fact that our customers are subject to reimbursement delays attributed to government and third party payer compliance and regulation issues.

Our cash flow continues to be favorably affected by tax loss carry forwards. As of December 31, 2007, we had, net of valuation allowances, federal net operating loss carry forwards of approximately $2.1 million, which expire in various years through 2025. We also have federal and state tax credit carry forwards of $2.4 million and $2.3, respectively, net of valuation allowances. We continue to realize tax deductions from the exercise of stock options. During the three months ended March 31, 2008, we realized tax deductions of approximately $1.0 million relating to this item.

Investing Activities. Cash used in investing activities totaled $962,000 during the first quarter, a $16,000 increase over the prior year quarter primarily as a result of the capitalization of software development costs of $268,000 in the first quarter of 2008 plus decreases in purchases of property and equipment and purchases of short-term marketable securities amounting to $252,000.

Financing Activities. Cash used in financing activities totaled $4.0 million during the first quarter, which includes the repurchase of common stock amounting to $5.0 million partially offset by the increase from the issuance of common stock of $328,000 and higher tax deduction benefits from the exercise of stock options of $133,000 over prior year quarter.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of March 31, 2008, there were no borrowings under the new credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of March 31, 2008, we were in compliance with these covenants.

In November 2007, we filed with the SEC a shelf registration statement on Form S-3, which allows us to sell up to $125 million in common stock, preferred stock or debt securities from time to time. In December 2007, the shelf registration statement was declared effective. As of March 31, 2008, no securities had been issued pursuant to this registration statement.

In March 2008, our board of directors authorized a share repurchase and retirement plan of up to $15 million of up to $15 million of our common stock over a 12-month period. Through March 31, 2008, we had repurchased 432,399 shares of common stock for approximately $5,004,000 under the plan. Subsequent to March 31, 2008, we repurchased an additional 59,669 shares of common stock for approximately $744,000 under the plan and depending on market conditions, we may repurchase additional shares of common stock with the available cash on hand up to the $15 million authorized amount.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available, on terms acceptable to us.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board or FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133. The statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, there is no impact of the adoption of SFAS No. 161 on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board, or FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. Currently, there is no impact of the adoption of SFAS No. 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The accounting results in the financial instrument being marked to fair value every reporting period with the gain/loss from a change in fair value recorded in the income statement. SFAS No. 159 is effective for us on January 1, 2008. The adoption of SFAS 159 does not have a material impact to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or “SFAS 157”. SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements other than the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” in our Annual Report on From 10-K for the year ended December 31, 2008. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives or other financial instruments for trading or speculative purposes. We had no debt at March 31, 2008.

Foreign Currencies

We are subject to certain foreign currency risks in the importation of goods from Japan. Our purchases from this supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. Fluctuations in the US Dollar/ Japanese Yen exchange rate could result in increased costs for our key components. Similarly, we are also exposed to currency fluctuations with respect to the exportation of our products. With the exception of France, which is denominated in Euros, all of our sales are denominated in US Dollars. Our strip manufacturing facility in Germany has the Euro as its functional currency. During the first quarter of 2008, we entered into currency forward contracts for the Euro, totaling $404,000.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15(f) or 15d-15(f), designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2008, our board of directors authorized a share repurchase and retirement plan of up to $15 million of our common stock over a 12-month period. From March 3, 2008 through March 31, 2008, we repurchased 432,399 shares of common stock for approximately $5,004,000 under the plan. From April 1, 2008 through April 30, 2008, we repurchased an additional 59,669 shares of common stock for approximately $744,000 under the plan. All shares repurchased by us will be cancelled and will become authorized but unissued shares of common stock.

Item 6.	Exhibits

Exhibit Number	Description	Reference Document
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

*	File herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2008	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
President and Chief Executive Officer

	By:	/s/ Peter Donato
Peter Donato
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)