Form 10-Q
period 2008-06-30
IRIS INTERNATIONAL INC
filed 2008-08-08
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2008, the issuer had 18,404,652 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$25,980	$28,145
Short-term investment in marketable securities	—	300
Accounts receivable, net of allowance for doubtful accounts and sales returns of $444 and $436	15,122	16,075
Inventories	13,181	9,886
Prepaid expenses and other current assets	695	707
Investment in sales-type leases	2,867	2,660
Deferred tax asset	3,368	3,368

Total current assets	61,213	61,141

Investment in marketable securities	300	—
Property and equipment, net	9,040	8,661
Goodwill	2,450	2,450
Core Technology, net	1,589	1,634
Software development costs, net of accumulated amortization of $2,619 and $2,322	2,039	1,764
Deferred tax asset	3,027	3,568
Investment in sales-type leases	6,560	6,613
Other assets	736	559

Total assets	$86,954	$86,390

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,116	$4,289
Accrued expenses	5,844	5,713
Deferred service contract revenue	1,654	1,454

Total current liabilities	11,614	11,456

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; Authorized: 50 million shares; issued and outstanding: 18,387 shares and 18,601 shares	184	186
Preferred Stock, $.01 par value; authorized 1 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	83,614	84,289
Other comprehensive income	461	345
Accumulated deficit	(8,919)	(9,886)

Total shareholders’ equity	75,340	74,934

Total liabilities and shareholders’ equity	$86,954	$86,390

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the three months ended June 30,
	2008	2007

Sales of IVD instruments	$8,421	$8,574
Sales of IVD consumables and service	11,907	9,755
Sales of sample processing instruments and supplies	3,455	3,020

Total revenues (1)	23,783	21,349

Cost of goods - IVD instruments	4,703	4,380
Cost of goods - IVD consumable and supplies	5,045	4,754
Cost of goods - sample processing instruments and supplies	1,696	1,449

Total cost of goods sold	11,444	10,583

Gross profit	12,339	10,766

Marketing and selling	3,896	3,286
General and administrative	2,870	2,293
Research and development, net	2,636	3,009

Total operating expenses	9,402	8,588

Operating income	2,937	2,178

Other income (expense):
Interest income	254	384
Interest expense	(2)	(2)
Other income (expense)	25	(24)

Income before provision for income taxes	3,214	2,536

Provision for income taxes	1,009	746

Net income	$2,205	$1,790

Basic net income per share	$0.12	$0.10

Diluted net income per share	$0.12	$0.10

Weighted average number of common shares outstanding – basic	18,141	18,127

Weighted average number of common shares outstanding – diluted	18,685	18,818

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $372,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, the freight revenue amounted to $252,000. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the six months ended June 30,
	2008	2007

Sales of IVD instruments	$15,757	$17,144
Sales of IVD consumables and service	22,781	18,960
Sales of sample processing instruments and supplies	6,852	5,756

Total revenues (1)	45,390	41,860

Cost of goods - IVD instruments	8,257	9,018
Cost of goods - IVD consumable and supplies	9,832	9,212
Cost of goods - sample processing instruments and supplies	3,357	2,856

Total cost of goods sold	21,446	21,086

Gross profit	23,944	20,774

Marketing and selling	7,746	6,359
General and administrative	5,642	4,678
Research and development, net	5,256	5,437

Total operating expenses	18,644	16,474

Operating income	5,300	4,300

Other income (expense):
Interest income	595	723
Interest expense	(4)	(3)
Other income (expense)	35	(25)

Income before provision for income taxes	5,926	4,995

Provision for income taxes	1,899	1,744

Net income	$4,027	$3,251

Basic net income per share	$0.22	$0.18

Diluted net income per share	$0.21	$0.17

Basic – average shares outstanding	18,285	17,963

Diluted – average shares outstanding	18,867	18,600

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $761,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, the freight revenue amounted to $489,000. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,027	$3,251
Adjustments to reconcile net income to net cash provided by operations:
Deferred taxes	684	1,746
Tax benefit from stock option exercises	(143)	(312)
Depreciation and amortization	1,565	1,254
Common stock and stock based compensation	1,098	562
Changes in assets and liabilities:
Accounts receivable, net	953	36
Inventories	(3,295)	(301)
Prepaid expenses and other current assets	12	(775)
Investment in sales-type leases	(154)	(857)
Other assets	(177)	—
Accounts payable	(173)	144
Accrued expenses	131	(1,105)
Deferred service contract revenue	200	(150)

Net cash provided by operating activities	4,728	3,493

Cash flows from investing activities:
Acquisition of property and equipment	(1,564)	(1,732)
Software development costs	(610)	(409)
Sale of investment held for sale	—	132

Net cash used in investing activities	(2,174)	(2,009)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	770	645
Repurchase of common stock for retirement	(5,748)	—
Tax benefit from stock option exercises	143	312

Net cash (used in) provided by financing activities	(4,835)	957

Effect of exchange rate changes on cash and cash equivalents	116	—

Net (decrease) increase in cash and cash equivalents	(2,165)	2,441

Cash and cash equivalents at beginning of period	28,145	23,159

Cash and cash equivalents at end of period	$25,980	$25,600

Supplemental disclosure of cash flow information:

Cash paid for income taxes	824	544

Cash paid for interest	4	3

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

IRIS International, Inc. was incorporated in California in 1979 and reincorporated in 1987 in Delaware. The Company designs, develops, manufactures and markets in vitro diagnostic, or IVD, products, including IVD imaging systems based on patented and proprietary neural network-based Automated Particle Recognition (APR™) software to enable high-speed digital processing to classify and display images and describe the morphology of microscopic particles, urine chemistry analyzers and related chemistry test strips and accessories, molecular diagnostics assays based on the Company’s Nucleic Acid Detection Immuno-Assay (NADiA) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures and DNA processing performed in clinical laboratories.

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

Reclassifications—The Company reclassified shipping and handling fees and costs from cost of good sold into revenue based on the guidance of EITF-00-10, Accounting for Shipping and Handling Fees and Costs. Freight revenue and costs were allocated to IVD instruments, IVD consumables and service, and sample processing instruments and supplies based on actual shipping and handling fees and costs incurred for the periods.

The accompanying 2007 consolidated statements of operations contain certain EITF-00-10 freight reclassifications to conform to the presentation used in the current year.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(in thousands)	For the three months ended June 30, 2007	For the six months ended June 30, 2007
Revenues – Freight revenue reclassification from cost of goods
Freight revenue reclass to sales of IVD instruments	$4	$8
Freight revenue reclass to sales of IVD consumables and service	343	705
Freight revenue reclass to sales of sample processing instruments and supplies	25	48

Total freight revenue reclass to revenues	$372	$761

Net effect of freight reclassification on operating income	$—	$—

Earnings Per Share – The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings per share.” Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and six month periods ended June 30, 2008 were 693,000 and 689,000, respectively. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and six month periods ended June 30, 2007 were 443,000 and 462,000, respectively. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2008	2007	2008	2007

Basic weighted shares outstanding	18,141	18,127	18,285	17,963
Dilutive stock options & warrants	544	691	582	637

Diluted weighted shares outstanding	18,685	18,818	18,867	18,600

3.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2008	December 31, 2007

Finished goods	$4,356	$3,237
Work-in-process	569	324
Raw materials, parts and sub-assemblies	8,256	6,325

Inventories	$13,181	$9,886

4.	Investment in Marketable Securities

Our investment is marketable securities is composed of auction rate securities which are tied to short-term interest rates that are periodically reset through an auction process. The auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context,

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. During the first half of 2008, auctions relating to those types of auction rate securities have failed. Further, over the past few months, there has been an unprecedented number of auctions failures for other types of auction rate securities. An auction rate is not a default. As of June 30, 2008, our investment was carried at par value as we believe the investments approximated full value based upon comparable and similar investments. Due to the current illiquidity in the market, we have reclassified these investments to long-term assets. We do not currently intend to liquidate these investments at below par value or prior to a reset date. However, systematic failure of future auction rate securities particularly for auctions of securities similar to those held by us may result in an extended period of illiquidity and may lead to a substantial impairment of our investment or value of these securities at the end of each quarter to determine whether an impairment charge may be required. As market conditions continue to evolve we may take an impairment charge in the future, which may be meaningful.

5.	Bank Loan Agreement

The Company has renewed its credit facility with a commercial bank in May 2008. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. Borrowings under the credit facility are secured by all of our assets and matures in June 2010 and June 2015, respectively.

As of June 30, 2008 and December 31, 2007, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility with the bank and as of June 30, 2008, the Company was in compliance with these covenants.

6.	Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three and six months ended June 30, 2008 were 31% and 32%, respectively. The effective tax rates for the three and six months ended June 30, 2007 were 29% and 35%, respectively.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007. The Company’s condensed consolidated financial statements as of and for the quarter ended June 30, 2008 reflect the impact of FIN 48.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which the Company must record a liability. Since the Company has not recorded a liability at June 30, 2008, there would be no impact to the Company’s effective tax rate.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

7.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three and six months ended June 30, 2008 and 2007 includes incremental share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2008	2007	2008	2007

Cost of sales	$89	$77	$164	$130
Marketing and selling	91	48	174	66
General and administrative	297	102	528	174
Research and development	135	109	254	192

Stock-based compensation	612	336	1120	562
Income tax benefit	(244)	(134)	(448)	(226)

Stock-based compensation, net of tax	$368	$202	$672	$336

Stock Options

Stock option activity during the six months ended June 30, 2008 is as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,861	$11.62	3.2 years	$16,086
Granted	463	$12.88
Exercised	(157)	$4.88
Canceled or expired	(14)	$12.37

Outstanding at June 30, 2008	2,153	$12.37	3.4 years	$9,748

Exercisable at June 30, 2008	1,197	$11.28	2.8 years	$7,246

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on June 30, 2008. Total intrinsic value of options exercised for the six months ended June 30, 2008 amounted to $1,584,000. As of June 30, 2008, total unrecognized stock-based compensation expense related to unvested stock options was $3,644,000.

The Compensation Committee of the board of directors determines the exercise price of options. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

either three or four years and expire either five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended June 30,
	2008	2007

Risk free interest rate	2.7%	4.7%
Expected lives (years)	3.0	3.0
Expected volatility	46%	47%
Expected dividend yield	—	—

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

A summary of our unvested stock options during the three months ended June 30, 2008 is presented below:

(In thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested options at January 1, 2008	715	$14.49
Granted	463	$12.88
Vested during period	(211)	$14.37
Forfeited or expired	(12)	$14.97

Unvested options at June 30, 2008	955	$13.74

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted shares activity during the six months ended June 30, 2008 was as follows:

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested shares at January 1, 2008	136	$14.64
Granted	121	$13.14
Vested during period	(31)	$16.14
Forfeited during period	(5)	$13.76

Unvested shares at June 30, 2008	221	$13.63

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of June 30, 2008, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $2,578,000 which is expected to be recognized over the remaining weighted average period of approximately 2.5 years.

8.	Capital Stock – Warrants

At June 30, 2008, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share. These warrants are exercisable and will expire April 23, 2009. During the six months ended June 30, 2008, no warrants were issued, exercised, cancelled or expired.

9.	Common Stock Repurchase Plan

On March 3, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $15 million of the Company’s common stock over a 12-month period. Through June 30, 2008, the Company repurchased 492,068 shares of common stock for approximately $5,748,000 under the plan. On July 25, 2008, the Company’s board of directors terminated the share repurchase and retirement plan.

10.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation during

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of June 30, 2008.

11.	Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under SFAS No. 131, the Company operates in two segments: (i) IVD and (ii) sample processing.

The IVD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of supplies and services necessary for the operation of installed urinalysis workstations. In the United States, these products are mostly sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France and Puerto Rico. The segment also includes the operations of the Iris Molecular Diagnostics, or IMD, subsidiary.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The tables below present information about reported segments for the three and six months ended June 30, 2008 and 2007:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total

For the three months June 30, 2008

Revenues	$20,328	$3,455	$—	$23,783
Interest income	254	—	—	254
Interest expense	2	—	—	2
Depreciation and amortization	736	44	4	784
Segment pre-tax profit	3,161	964	(911)	3,214
Segment assets	59,605	20,955	6,394	86,954
Investment in long-lived assets	25,258	22	—	25,280

For the three months June 30, 2007

Revenues	$18,329	$3,020	$—	$21,349	(1)
Interest income	384	—	—	384
Interest expense	2	—	—	2
Depreciation and amortization	562	72	4	638
Segment pre-tax profit	2,776	681	(921)	2,536
Segment assets	53,738	17,313	6,434	77,485
Investment in long-lived assets	20,710	480	—	21,190

For the six months June 30, 2008

Revenues	$38,538	$6,852	$—	$45,390
Interest income	595	—	—	595
Interest expense	4	—	—	4
Depreciation and amortization	1,450	107	8	1,565
Segment pre-tax profit	5,701	1,887	(1,662)	5,926
Segment assets	59,605	20,955	6,394	86,954
Investment in long-lived assets	25,258	22	—	25,280

For the six months June 30, 2007

Revenues	$36,104	$5,756	$—	$41,860	(1)
Interest income	723	—	—	723
Interest expense	3	—	—	3
Depreciation and amortization	1,110	136	8	1,254
Segment pre-tax profit	5,885	1,260	(2,151)	4,994
Segment assets	53,738	17,313	6,434	77,485
Investment in long-lived assets	20,710	480	—	21,190

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $372,000 and $761,000 for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2008, the freight revenue amounted to $252,000 and $489,000, respectively. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $14.8 million and $13.2 million during the six months ended June 30, 2008 and 2007, respectively.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. (the “Company”) consists of three operating units in two business segments as determined in accordance with SFAS 131. Our in-vitro diagnostics, or IVD, segment also called Iris Diagnostics Division, designs, manufactures and markets IVD systems, consumables and supplies for urinalysis and body fluids. With the acquisition of Leucadia Technologies we created our Iris Molecular Diagnostics, or IMD, subsidiary in April 2006, whose operations are included as part of the Iris Diagnostics Division. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing.

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of urine microscopy systems, with an installed based of over 1,900 systems in over 50 countries. We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and a fully automated urine chemistry analyzer sold in the United States through a distribution relationship with a Japanese manufacturer. We sell the urine microscopy analyzers and the iChem100, our semi-automated chemistry analyzer on a global basis. In addition, we have launched our fully automated chemistry analyzer, iChem VELOCITY, to the international market and expect to recognize commercial revenue from its sale internationally in the second half of 2008. We will continue to distribute the Japanese manufacturer’s fully automated chemistry analyzer domestically through December 2008 as we plan to discontinue these instrument sales due to the domestic launch of iChem VELOCITY in January 2009. Our IVD consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers usually after the initial year of sale, which is covered by product warranty, while international customers purchase spare parts as service is provided by our distributors. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consist of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales of our urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France and Puerto Rico where sales are direct to end use customers, are through independent distributors. International sales represented 33% of consolidated revenues during the first half of 2008 as compared to 32% during the first half of 2007. Since the launch of our iQ200 product line, we have increased our sales efforts in the international marketplace. Since international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

During the second quarter of 2007, we closed the operations of our Advanced Digital Imaging Research subsidiary, or ADIR, whose costs had previously been substantially covered by government sponsored grants. While the closing of ADIR resulted in a one-time charge of approximately $163,000 in the second quarter of 2007, we no longer incur costs related to this subsidiary.

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

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2008		2007		2008		2007
Revenues (1)
IVD instruments	$8,421	35%	$8,574	40%	$15,757	35%	$17,144	41%
IVD consumables and service	11,907	50%	9,755	46%	22,781	50%	18,960	45%
Sample Processing instruments and supplies	3,455	15%	3,020	14%	6,852	15%	5,756	14%

Total revenues	23,783	100%	21,349	100%	45,390	100%	41,860	100%

Gross Profit (2)
IVD instruments	3,718	44%	4,194	49%	7,500	48%	8,126	47%
IVD consumable and supplies	6,862	58%	5,001	51%	12,949	57%	9,748	51%
Sample Processing instruments and supplies	1,759	51%	1,571	52%	3,495	51%	2,900	50%

Gross profit	12,339	52%	10,766	50%	23,944	53%	20,774	50%

Operating expenses
Marketing and selling	3,896	17%	3,286	15%	7,746	17%	6,359	15%
General and administrative	2,870	12%	2,293	11%	5,642	12%	4,678	11%
Research and development, net	2,636	11%	3,009	14%	5,256	12%	5,437	13%

Total operating expenses	9,402	40%	8,588	40%	18,644	41%	16,474	39%

Operating income	2,937	12%	2,178	10%	5,300	12%	4,300	10%
Other income (expense)	277	1%	358	2%	626	1%	695	1%

Income before for income taxes	3,214	13%	2,536	12%	5,926	13%	4,995	11%
Income taxes (3)	1,009	31%	746	29%	1,899	32%	1,744	35%

Net income	$2,205	9%	$1,790	8%	$4,027	9%	$3,251	8%

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $252,000 and $372,00 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the freight revenue amounted to $489,000 and $761,000, respectively. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

(2)	Gross profit margin percentages are based on the related sales of each category.

(3)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended June 30, 2008 to 2007

Consolidated revenues for the three months ended June 30, 2008 increased by 11% over the prior year quarter. Revenues in the IVD urinalysis segment increased to $20.3 million in the second quarter of 2008 from $18.3 million in the prior year quarter. Sales of IVD instruments decreased slightly to $8.4 million in the second quarter of 2008 from $8.6 million in the prior year quarter mostly as a result of lower international sales.

Revenues from IVD consumables and service increased to $11.9 million in the 2008 second quarter as compared to $9.8 million in the prior year quarter. The 22% increase was driven almost entirely by strong demand for our consumable products as a result of our growing installed base of instruments. Revenues from sample processing instruments and supplies during the second quarter of 2008 also experienced an increase to$3.5 million, a 14% increase as compared to $3.0 million for the same period a year ago. The increase was due to strong sales of the new StatSpin Express 4 centrifuge and continued strong sales of centrifuges into the veterinary market. International revenue represented 30% of the 2008 consolidated second quarter revenue versus 32% in the same period a year ago.

Overall gross profit margins increased to 52% during the second quarter of 2008 from 50% during the second quarter of 2007. The gross profit margin of our IVD instruments was 44% and 49% during the second quarter of 2008 and 2007, respectively. The decrease is the result of unfavorable foreign currency impact primarily due to purchased instruments denominated in Japanese yen and pricing concessions to an international customer. The gross margin of our IVD consumables and services increased to 58% during the second quarter of 2008 compared to 51% during the second quarter of 2007. The increase resulted from record reagent shipments and slightly improved gross margins in our service area despite unfavorable impact of foreign currency due primarily to purchased strips denominated in Japanese yen and unfavorable Euro currency variances associated with operating our German manufacturing facility. Gross profit margin for our sample processing segment decreased to 51% during the second quarter of 2008 from 52% during the second quarter of 2007 as a result of product mix.

Marketing and selling expenses totaled $3.9 million, or 16% of revenues, during the second quarter of 2008 as compared to $3.3 million, or 15% of revenues during the second quarter of 2007. The increase includes additional personnel and related costs of $394,000, iChem VELOCITY launch-related charges of $109,000 higher fees paid to group purchasing organizations, or GPOs of $72,000, and an increase in professional fees of $108,000. The increase in personnel and related costs is the result of our previous investments to enhance our sales and marketing support in order to meet the needs of our growing business. We expect to continue to invest in these areas to strengthen our global presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses amounted to $2.9 million and $2.3 million during the second quarter ended 2008 and 2007, respectively. The incremental increase includes additional personnel and related cost of $187,000, professional fees of $82,000, and stock-based compensation expense of $220,000.

Research and development expense for the second quarter ended 2008 and 2007 amounted to $2.6 million and $3.0 million, respectively. During the current quarter, the decrease was primarily attributable to a reduction of prototype and research materials related to the iChem VELOCITY of $485,000 incurred in the second quarter of 2007 and the shutdown of ADIR totaling $213,000; partially offset by an increase of $290,000 in personnel related costs, consulting, and clinical development related expenses as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our NADiA platform.

Interest income decreased during the second quarter of 2008 to $254,000 from $384,000 during the second quarter of 2007, as a result of the lower interest rate environment.

Income tax expense during the second quarter of 2008 amounted to 31% of pre-tax income as compared to 29% during the prior year quarter and 27% for the full year ended December 31, 2007. We have deferred tax assets relating to tax loss carry forwards and research and development tax credits.

Comparison of Six Months Ended June 30, 2008 to 2007

Consolidated revenues for the six months ended June 30, 2008 increased by 8% over the prior year period. Revenues in the IVD urinalysis segment increased to $38.5 million in 2008 from $36.1 million in the prior year period. Sales of IVD instruments decreased to $15.8 million from $17.1 million during the prior year period. Unit volume of iQ200 instruments sold during the first six months of 2008 was 242, which is 6% lower than the 257 units sold during the prior year period. The decrease in instrument sales is partially due to two large domestic customer orders during the six months ended June 30, 2007. International revenues accounted for approximately 33% of consolidated revenue during the six months ended June 30, 2008 compared to 32% during the prior year. IVD consumables and service revenue increased to $22.8 million from $19.0 million, an increase of $3.8 million or 20% over the prior year, primarily due to record consumable shipments to support our larger installed base of instruments. Revenues during the first six months from the sample processing segment increased to $6.9 million from $5.8 million, an increase of $1.1 million or 19% over the prior year, primarily due to strong sales of Express 4 centrifuges.

Overall gross profit margins for the first six months increased to 53% during the current year period compared to 50% for the 2007 period. The gross profit margin of our IVD instruments increased to 48% in 2008 compared to 47% during the prior year, as we were able to offset unfavorable currency variances coupled with a favorable domestic and international sales mix. The gross margin of our IVD consumables and services increased to 57% during the first half of 2008 compared to 51% during the prior year period, primarily due to record demand for consumables and slight improvements in service profitability, despite an unfavorable foreign currency exchange variance. Gross profit margin for our sample processing laboratory instrument and supply segment increased to 51% in 2008 from 50% in 2007, primarily due to volume.

Marketing and selling expenses totaled $7.7 million, or 17% of revenue, for the first six months, as compared to $6.4 million, or 15% of revenue, in the same period of 2007. The increase includes additional personnel and related costs of $1.1 million; iChem VELOCITY launch-related charges of $239,000; higher fees paid to GPOs of $112,000; and an increase of $79,000 in professional fees. The increase in personnel and related costs is the result of our previous investments to enhance our sales and marketing support in order to meet the needs of our growing business. We expect to continue to invest in these areas to strengthen our global presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses increased during the first six months to $5.6 million compared to $4.7 million in the prior year. The increase includes additional personnel and related cost of $273,000, stock-based compensation expense of $388,000, and professional fees of $103,000.

Research and development expense amounted to $5.3 million during the first six months of 2008 compared to $5.4 million in the same period in the prior year. During the first six months of 2008, the decrease was primarily attributable to a reduction of prototype and research materials related to the iChem VELOCITY of $445,000 incurred in 2007 and the shutdown of ADIR of $380,000, partially offset by an increase in payroll and related costs of $480,000 and clinical development related expenses of $178,000 as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our NADiA platform.

Interest income for the first six months of 2008 and 2007 amounted to $595,000 and $723,000, respectively, as a result of the lower interest rates.

Income tax expense during the six months of 2008 amounted to 32% of pre-tax income as compared to 35% during the prior year period and 27% for the full year ended December 31, 2007. We have deferred tax assets relating to tax loss carry forwards and research and development tax credits.

Off-Balance Sheet Arrangements

At June 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At June 30, 2008, our cash and cash equivalents amounted to $26.0 million compared to $28.1 million at December 31, 2007.

Operating Cash Flows. Cash provided by operations for the six months ended June 30, 2008 improved to $4.7 million compared to cash provided by operations of $3.5 million during the prior year six month period. Our improvement includes non-cash items consisting of higher depreciation and amortization of $311,000 and stock-based compensation expense of $536,000. In addition, we experienced a $917,000 reduction in accounts receivable, $786,000 reduction in prepaid expenses and other current assets, $703,000 reduction in investment in sales-type leases and an increase of $919,000 in accounts payable and accrued expenses. The sources of cash were partially offset by an increase in inventories of $3.0 million and a decrease of deferred taxes of $1.1 million. The increase in inventory should be temporary as we have increased inventory for the launch of our iChem VELOCITY analyzer while significantly increasing our finished goods inventory from our Japanese manufacturer’s urine chemistry instruments to better manage our domestic product line transition in January 2009. These factors increased the number of days sales in inventory to 111 days at the end of the first half of 2008 compared to 64 days at the end of the prior year first half. We will continue to sell consumable test strips for the Aution MAX 4280 and service the installed domestic base of such instruments through December 2013, which will require that we maintain sufficient inventory of these distributed products for the foreseeable future.

The number of days sales in accounts receivable increased slightly to 60 days at the end of the first half compared to 58 days for the prior year first half. The number of days sales in accounts receivable vary and extend due to the fact that our customers are subject to reimbursement delays attributed to government and third party payer compliance and regulation issues.

Our cash flow has been favorably affected by tax loss carry forwards. As of December 31, 2007, we had, net of valuation allowances, federal net operating loss carry forwards of approximately $2.1 million, which expire in various years through 2025. We also have federal and state tax credit carry forwards of $2.4 million and $2.3, respectively, net of valuation allowances. We continue to realize tax deductions from the exercise of stock options. During the six months ended June 30, 2008, we realized tax deductions of approximately $1.1 million relating to this item. During the three months and six month ended June 30, 2008, we paid federal and State taxes of $756,000 and $824,000, respectively.

Investing Activities. Cash used in investing activities totaled $2.2 million during the first half of 2008, a $165,000 increase over the prior year first half primarily as a result of the capitalization of software development costs of $201,000 in the first half of 2008 plus decreases in purchases of property and equipment $168,000 and purchases of short-term marketable securities totaling $132,000.

Financing Activities. Cash used in financing activities totaled $4.8 million during the first half of 2008, which includes the repurchase of common stock totaling $5.7 million and a reduction in tax deduction benefits from the exercise of stock options of $169,000 partially offset by the increase from the issuance of common stock of $125,000 over the prior year first half.

We currently have a credit facility with a commercial bank, which was renewed in May 2008, consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of June 30, 2008, there were no borrowings under the new credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of June 30, 2008, we were in compliance with these covenants.

In November 2007, we filed with the SEC a shelf registration statement on Form S-3, which allows us to sell up to $125 million in common stock, preferred stock or debt securities from time to time. In December 2007, the shelf registration statement was declared effective. As of June 30, 2008, no securities had been issued pursuant to this registration statement.

In March 2008, our board of directors authorized a share repurchase and retirement plan of up to $15 million of our common stock over a 12-month period. Through June 30, 2008, we had repurchased 492,068 shares of common stock for approximately $5,748,000 under the plan. Subsequent to June 30, 2008, we have not repurchased additional common stock. On July 25, 2008, our board of directors terminated the share repurchase and retirement plan.

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

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at June 30, 2008, and thus were not subject to market risk for changes in interest rates.

Foreign Currencies

We are subject to certain foreign currency risks in the importation of goods from Japan and as a result of commercial operations in Europe and Asia. Our purchases from a major Japanese IVD supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. The Euro is the functional currency for costs of our strip manufacturing facility in Germany and our French sales office. All of our sales are denominated in US Dollars with the exception of France, where sales are denominated in Euros. Fluctuations in the US Dollar exchange rate for Japanese Yen and Euros could result in increased costs for our key components and increased costs for commercial operations in Europe.

To mitigate the potential impact of adverse fluctuations in the US Dollar exchange rate for these currencies, we purchase foreign currency forward contracts. During the first half of 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.1 million, respectively. As of June 30, 2008, our remaining foreign currency forward contracts are for Japanese Yen and total $4.1 million, which we may utilize for future purchases from our Japanese IVD supplier. All outstanding foreign currency forward contracts are marked to market at the end of each fiscal period. Our realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rate changes and other factors in effect as the contracts mature.

The net fair value of all these contracts as of June 30, 2008 was $(18,000). We estimated the sensitivity of the fair value of all foreign currency forward contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S.

dollar against the foreign currencies at June 30, 2008. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $380,000 and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $(430,000) in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of foreign currency forward contracts. These offsetting gains and losses are not reflected in the above analysis.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15(f) or 15d-15(f), designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in risk factors as set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2008, our board of directors authorized a share repurchase and retirement plan of up to $15 million of our common stock over a 12-month period. From April 1, 2008 through April 30, 2008 we repurchased a total of 59,669 shares of our common stock at an average price of $12.41 per share.

From March 3, 2008 through June 30, 2008, we repurchased 492,068 shares of our common stock for approximately $5,748,000. As of June 30, 2008, we could repurchase up to $9,252,000 of our common stock during the remaining period under the plan. On July 25, 2008, our board of directors terminated the share repurchase and retirement plan. All shares repurchased by us were cancelled and became authorized but unissued shares of common stock.

Item 4. Submissions of Matters to a Vote of Security Holders

On June 13, 2008, we held our 2008 annual meeting of stockholders. At the annual meeting, there were 18,121,052 shares entitled to vote, and 16,286,107 shares (89.9%) were represented at the meeting in person or by proxy. Immediately prior to and following the meeting, our board of directors was comprised of Richard Williams, Thomas Adams, Richard Nadeau, Steve Besbeck, Michael Matte, Stephen E. Wasserman and César García. The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1. Proposal to elect Mr. Richard Williams, Dr. Thomas Adams, Dr. Richard Nadeau, Mr. Steve Besbeck, Mr. Michael Matte, Mr. Stephen E. Wasserman and Mr. César García as directors to hold office until the 2009 annual meeting or until their successors are elected and qualified.

Director	For	Withheld
Richard Williams	15,788,381	497,726

Thomas Adams	16,012,609	273,498

Richard Nadeau	15,816,081	470,026

Steve Besbeck	16,150,765	135,342

Michael Matte	15,815,867	470,240

Stephen E. Wasserman	15,454,217	831,890

César García	16,009,990	276,117

2. Proposal to ratify the appointment of the accounting firm of BDO Seidman, LLP as independent auditors of the company for the fiscal year ending December 31, 2008.

For	Against	Abstain
16,193,273	44,556	48,278

Item 6.	Exhibits

Exhibit Number	Description	Reference Document
10.1	Change in Terms Agreement, dated May 1, 2008, by and between Iris International, Inc. and California Bank and Trust	(1)

10.2	Change in Terms Agreement, dated May 1, 2008, by and between Iris International, Inc. and California Bank and Trust	(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

(1)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K/A, as filed on July 14, 2008.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
President and Chief Executive Officer

	By:	/s/ Peter L. Donato
Peter L. Donato
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)