Form 10-Q
period 2008-09-30
IRIS INTERNATIONAL INC
filed 2008-10-30
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

As of October 29, 2008, the issuer had 18,485,902 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$30,103	$28,145
Short-term investment in marketable securities	300	300
Accounts receivable, net of allowance for doubtful accounts and sales returns of $443 and $436	14,873	16,075
Inventories	11,614	9,886

Prepaid expenses and other current assets	811	707
Investment in sales-type leases	3,045	2,660
Deferred tax asset	3,368	3,368

Total current assets	64,114	61,141

Property and equipment, net	8,909	8,661
Goodwill	2,450	2,450
Core Technology, net	1,567	1,634
Software development costs, net of accumulated amortization of $2,619 and $2,322	2,172	1,764
Deferred tax asset	3,740	3,568
Investment in sales-type leases	6,244	6,613
Other assets	638	559

Total assets	$89,834	$86,390

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,231	$4,289
Accrued expenses	6,196	5,713
Deferred service contract revenue	1,822	1,454

Total current liabilities	12,249	11,456

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value; Authorized: 50 million shares; issued and outstanding: 18,480 shares and 18,601 shares	185	186
Preferred Stock, $.01 par value; authorized 1 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	85,437	84,289
Other comprehensive income	187	345
Accumulated deficit	(8,224)	(9,886)

Total shareholders’ equity	77,585	74,934

Total liabilities and shareholders’ equity	$89,834	$86,390

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the three months ended September 30,
	2008	2007
Sales of IVD instruments	$8,335	$7,484
Sales of IVD consumables and service	11,537	9,835
Sales of sample processing instruments and supplies	3,552	3,244

Total revenues (1)	23,424	20,563

Cost of goods - IVD instruments	4,876	3,997
Cost of goods - IVD consumable and supplies	4,916	4,214
Cost of goods - sample processing instruments and supplies	1,830	1,585

Total cost of goods sold	11,622	9,796

Gross profit	11,802	10,767

Marketing and selling	4,152	3,590
General and administrative	2,736	2,725
Research and development, net	2,754	2,355

Total operating expenses	9,642	8,670

Operating income	2,160	2,097
Other income (expense):
Interest income	276	402
Interest expense	(3)	(5)
Other income (expense)	(51)	(9)

Income before provision for income taxes	2,382	2,485
Provision for income taxes	764	867

Net income	$1,618	$1,618

Basic net income per share	$0.09	$0.09

Diluted net income per share	$0.09	$0.09

Weighted average number of common shares outstanding – basic	18,205	18,260

Weighted average number of common shares outstanding – diluted	18,793	18,977

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $372,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, the freight revenue amounted to $259,000. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the nine months ended September 30,
	2008	2007
Sales of IVD instruments	$24,091	$24,628
Sales of IVD consumables and service	34,319	28,795
Sales of sample processing instruments and supplies	10,405	9,000

Total revenues (1)	68,815	62,423

Cost of goods - IVD instruments	13,133	13,015
Cost of goods - IVD consumable and supplies	14,747	13,426
Cost of goods - sample processing instruments and supplies	5,187	4,441

Total cost of goods sold	33,067	30,882

Gross profit	35,748	31,541

Marketing and selling	11,898	9,950
General and administrative	8,378	7,403
Research and development, net	8,010	7,791

Total operating expenses	28,286	25,144

Operating income	7,462	6,397
Other income (expense):
Interest income	871	1,125
Interest expense	(7)	(8)
Other income (expense)	(16)	(34)

Income before provision for income taxes	8,310	7,480
Provision for income taxes	2,663	2,607

Net income	$5,647	$4,873

Basic net income per share	$0.31	$0.27

Diluted net income per share	$0.30	$0.26

Basic – average shares outstanding	18,333	18,124

Diluted – average shares outstanding	18,876	18,723

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $1,133,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, the freight revenue amounted to $748,000. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,647	$4,873
Adjustments to reconcile net income to net cash provided by operations:
Deferred taxes	684	2,486
Tax benefit from stock option exercises	(856)	(1,368)
Depreciation and amortization	2,383	1,884
Loss on disposal of fixed assets	104	—
Common stock and stock based compensation	1,773	1,007
Changes in assets and liabilities:
Accounts receivable, net	1,202	(3,171)
Inventories	(1,728)	(2,124)
Prepaid expenses and other current assets	(668)	(392)
Investment in sales-type leases	(16)	(549)
Other assets	(78)	—
Accounts payable and accrued expenses	(230)	(1,616)
Deferred service contract revenue	368	(391)

Net cash provided by operating activities	8,585	639

Cash flows from investing activities:
Acquisition of property and equipment	(2,150)	(2,947)
Software development costs	(926)	(703)
Sale of investment held for sale	—	132

Net cash used in investing activities	(3,076)	(3,518)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	1,499	1,957
Repurchase of common stock	(5,748)	—
Tax benefit from stock option exercises	856	1,368

Net cash (used in) provided by financing activities	(3,393)	3,325

Effect of exchange rate changes on cash and cash equivalents	(158)	172

Net increase in cash and cash equivalents	1,958	618
Cash and cash equivalents at beginning of period	28,145	23,159

Cash and cash equivalents at end of period	$30,103	$23,777

Supplemental disclosure of cash flow information:
Cash paid for income taxes	1,872	733
Cash paid for interest	7	8
In September 2008, 130,000 stock options were exercised as net cashless exercise and therefore no cash was received upon exercise. The number of shares of Company common stock issued totaled 62,081.

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

IRIS International, Inc. was incorporated in California in 1979 and reincorporated in 1987 in Delaware. The Company designs, develops, manufactures and markets in vitro diagnostic, or IVD products, including IVD imaging systems based on patented and proprietary neural network-based Automated Particle Recognition (APR™) software to enable high-speed digital processing to classify and display images and describe the morphology of microscopic particles, urine chemistry analyzers and related chemistry test strips and accessories, molecular diagnostics assays based on the Company’s Nucleic Acid Detection Immuno-Assay (NADiA) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures and DNA processing performed in clinical laboratories.

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying allowance for doubtful accounts, inventory reserves, the useful lives, fair value and recoverability of carrying value of long-lived and intangible assets, including goodwill, estimated provisions for warranty costs, laboratory information system implementations, currency hedges for foreign currency forwards and deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(in thousands)	For the three months ended September 30, 2007	For the nine months ended September 30, 2007

Revenues – Freight revenue reclassification from cost of goods
Freight revenue reclass to sales of IVD instruments	$5	$13
Freight revenue reclass to sales of IVD consumables and service	343	1,048
Freight revenue reclass to sales of sample processing instruments and supplies	24	72

Total freight revenue reclass to revenues	$372	$1,133

Net effect of freight reclassification on operating income	$—	$—

Earnings Per Share – The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings per share.” Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and nine month periods ended September 30, 2008 were 356,000 and 516,000, respectively. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and nine month periods ended September 30, 2007 were 359,000 and 576,000, respectively. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Basic weighted shares outstanding	18,205	18,260	18,333	18,124
Dilutive stock options & warrants	588	717	543	599

Diluted weighted shares outstanding	18,793	18,977	18,876	18,723

Foreign Currency Hedge – The Company conducts business in certain foreign markets, primarily in the European Union and Asia. To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we periodically purchase foreign currency forward contracts. We do not speculate in these hedging instruments in order to profit from foreign currency exchanges; nor do we enter into trades for which there are no underlying exposures.

Under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we document all relationships between hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. This process includes relating the forward contracts that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged of the hedged items.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

During the first three quarters of 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.1 million, respectively. As of September 30, 2008, our remaining foreign currency forward contracts are for Japanese Yen and total $2.0 million, which we will utilize for future purchases from our Japanese IVD supplier. As of September 30, 2008, the notional amount in Japanese Yen under our foreign currency forward contracts totaled 64.5 million yen. All outstanding foreign currency forward contracts are marked to market at the end of each fiscal period. Our realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rate changes and other factors in effect as the contracts mature. The net fair value of all these contracts as of September 30, 2008 was $(148,000). Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of foreign currency forward contracts.

3.	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2008	December 31, 2007

Finished goods	$3,068	$3,237
Work-in-process	456	324
Raw materials, parts and sub-assemblies	8,090	6,325

Inventories	$11,614	$9,886

4.	Short-Term Investment in Marketable Securities

Our investment in marketable securities is composed of a $300,000 auction rate security which is tied to short-term interest rates that are periodically reset through an auction process. The auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. During the first nine months of 2008, auctions relating to those types of auction rate securities have failed. An auction failure is not a default. As of September 30, 2008, our investment was carried at par value as we believe the investment approximated full value based upon comparable and similar investments. In October 2008, Citigroup Inc. reached an agreement with state and federal regulators to buy back at par value all auction rate securities from its retail customers. Due to this settlement, our brokerage company announced that beginning on January 15, 2009, they will purchase our auction rate security at par value. Currently, we do intend to liquidate this investment at fair value and no impairment charge is required. Nevertheless, as market conditions continue to evolve we may take an impairment charge in the future, which may be significant.

5.	Bank Loan Agreement

The Company renewed its credit facility with a commercial bank in May 2008. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. Borrowings under the credit facility are secured by all of our assets and mature in June 2010 and June 2015, respectively.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

As of September 30, 2008 and December 31, 2007, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility with the bank and as of September 30, 2008, the Company was in compliance with these covenants.

6.	Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rate for both the three and nine months ended September 30, 2008 was 32%. The effective tax rate for both the three and nine months ended September 30, 2007 was 35%.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes in the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at September 30, 2008, there is no impact on the Company’s effective tax rate.

7.	Stock-Based Compensation

The Company accounts for option and warrants using the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three and nine months ended September 30, 2008 and 2007 includes share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Cost of goods sold	$89	$72	$253	$204
Marketing and selling	112	67	286	134
General and administrative	331	194	859	367
Research and development	143	111	397	302

Stock-based compensation	675	444	1,795	1,007
Income tax benefit	(270)	(178)	(718)	(403)

Stock-based compensation, net of tax	$405	$266	$1,077	$604

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Stock Options

Stock option activity during the nine months ended September 30, 2008 is as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	1,861	$11.62	3.2 years	$16,086
Granted	488	$13.08
Exercised	(315)	$4.74
Canceled or expired	(20)	$11.47

Outstanding at September 30, 2008	2,014	$13.06	3.4 years	$11,500

Exercisable at September 30, 2008	1,102	$12.53	3.0 years	$7,333

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on September 30, 2008. Total intrinsic value of options exercised during the nine months ended September 30, 2008 amounted to $3,682,000. As of September 30, 2008, total unrecognized stock-based compensation expense related to unvested stock options was $3,371,000.

The Compensation Committee of the Company’s board of directors determines the exercise price of options. Payment of the exercise price may be made either in cash or with a cashless exercise feature. The options generally vest over either three or four years and expire either five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended September 30,
	2008	2007
Risk free interest rate	3.1%	4.7%
Expected lives (years)	3.0	3.0
Expected volatility	46%	46%
Expected dividend yield	—	—

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

A summary of our unvested stock options during the nine months ended September 30, 2008 is presented below:

(In thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested options at January 1, 2008	715	$14.49
Granted	488	$13.08
Vested during period	(277)	$14.64
Forfeited or expired	(15)	$14.26

Unvested options at September 30, 2008	911	$13.70

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter for employee recipients while outside directors vest 25% each quarter making them fully vested after one year. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted shares activity during the nine months ended September 30, 2008 was as follows:

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share

Unvested shares at January 1, 2008	136	$14.64
Granted	123	$13.22
Vested during period	(43)	$16.04
Forfeited during period	(4)	$13.77

Unvested shares at September 30, 2008	212	$13.54

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $2,369,000 which is expected to be recognized over the remaining weighted average period of approximately 3.0 years.

8.	Capital Stock – Warrants

At September 30, 2008, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share. These warrants are exercisable and will expire on April 23, 2009. During the nine months ended September 30, 2008, no warrants were issued, exercised, cancelled or expired.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

9.	Common Stock Repurchase Plan

On March 3, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $15.0 million of the Company’s common stock over a 12-month period. From March 3, 2008 through June 30, 2008, we repurchased 492,068 shares of our common stock for approximately $5,748,000. On July 25, 2008, the Company’s board of directors terminated the share repurchase and retirement plan. All shares repurchased by us were cancelled and became authorized but unissued shares of common stock.

On September 11, 2008, the Company’s Chief Executive Officer exercised a stock option to purchase an aggregate of 130,000 shares of common with an exercise price of $4.34 per share, on a net issue basis in a transaction approved by the compensation committee of the Company’s board of directors. The Company issued 62,081 shares of common stock to its Chief Executive Officer, and retained 67,919 shares of common stock with an aggregate market value of $1,219,000 based on the last closing price of the common stock immediately prior to exercise of $17.95 per share. Of this amount, $564,000 was applied in payment of the aggregate exercise price of the stock options and $655,000 was applied in payment of payroll taxes arising from the option exercise. These options had a term expiring on November 18, 2008.

10.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of September 30, 2008.

11.	Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under SFAS No. 131, the Company operates in two segments: (i) IVD and (ii) sample processing.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

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

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K. We evaluate the performance of our segments and allocate resources to them based on earnings before income taxes, excluding corporate charges.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The table below present information about reported segments for the three and nine months ended September 30, 2008 and 2007:

			Unallocated
		Sample	Corporate
(In thousands)	IVD	Processing	Expenses	Total

For the three months September 30, 2008

Revenues	$19,872	$3,552	$—	$23,424
Interest income	276	—	—	276
Interest expense	3	—	—	3
Depreciation and amortization	749	65	4	818
Segment pre-tax profit	2,459	922	(999)	2,382
Segment assets	61,095	21,631	7,108	89,834
Investment in long-lived assets	24,673	352	—	25,025

For the three months September 30, 2007

Revenues	$17,319	$3,244	$—	$20,563	(1)
Interest income	402	—	—	402
Interest expense	5	—	—	5
Depreciation and amortization	558	68	4	630
Segment pre-tax profit	3,212	770	(1,497)	2,485
Segment assets	56,452	18,000	6,688	81,140
Investment in long-lived assets	21,240	472	—	21,712

For the nine months September 30, 2008

Revenues	$58,410	$10,405	$—	$68,815
Interest income	871	—	—	871
Interest expense	7	—	—	7
Depreciation and amortization	2,177	194	12	2,383
Segment pre-tax profit	8,161	2,810	(2,661)	8,310
Segment assets	61,095	21,631	7,108	89,834
Investment in long-lived assets	24,673	352	—	25,025

For the nine months September 30, 2007

Revenues	$53,423	$9,000	$—	$62,423	(1)
Interest income	1,125	—	—	1,125
Interest expense	8	—	—	8
Depreciation and amortization	1,668	204	12	1,884
Segment pre-tax profit	9,097	2,030	(3,647)	7,480
Segment assets	56,452	18,000	6,688	81,140
Investment in long-lived assets	21,240	472	—	21,712

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $372,000 and $1,133,000 for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2008, the freight revenue amounted to $259,000 and $748,000, respectively. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $21.9 million and $18.6 million during the nine months ended September 30, 2008 and 2007, respectively.

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

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of urine microscopy systems, with an installed base of over 2,000 systems in over 50 countries. We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and a fully automated urine chemistry analyzer sold in the United States through a distribution relationship with a Japanese manufacturer. We sell the urine microscopy analyzers and the iChem100, our semi-automated chemistry analyzer on a global basis and we launched our fully automated urine chemistry analyzer, iChem VELOCITY™, to the international market and recognized commercial revenue from its sale internationally in September 2008. We will continue to distribute the Japanese manufacturer’s fully automated chemistry analyzer domestically in 2009 but we plan to transition to sales in the United States of our iChem VELOCITY in 2009. Our IVD consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers usually after the initial year of sale, which is covered by product warranty, while international customers purchase spare parts as service is provided by our distributors. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consist of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales of our urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France and Puerto Rico where sales are direct to end use customers, are through independent distributors. International sales represented 32% of consolidated revenues during the first nine months of 2008 as compared to 31% during the first nine months of 2007. Since international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

We have introduced a new commercial name, NADiA ProsVue™, to clearly differentiate our NADiA PSA assay from routine screening PSA assays. We met with the U.S. Food and Drug Administration (“FDA”), to review the NADiA ProsVue™ Pre-Investigational Device Exemption submission and have reached an agreement in principle on the product claim and clinical surrogates to be used in a clinical study. We currently anticipate initiating the first part of this clinical study during the fourth quarter of 2008 and it is our expectation that the clinical study will take approximately two months to complete. We plan to submit a new 510(k) application to the FDA, seeking clearance of prognostic claim for indentifying patients with low-risk of prostate cancer recurrence post-prostatectomy, some time in the first quarter of 2009.

During the second quarter of 2007, we closed the operations of our Advanced Digital Imaging Research subsidiary, or ADIR, whose costs had previously been substantially covered by government sponsored grants. While the closing of ADIR resulted in a one-time charge of approximately $163,000 in the second quarter of 2007, it has resulted in a reduction in research and development expenses of $380,000 for the nine months ended September 30, 2008.

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

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for gross profit margins, which are computed on related revenue, and income taxes, which are based on income before income taxes.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2008		2007		2008		2007
Revenues (1)
IVD instruments	$8,335	36%	$7,484	36%	$24,091	35%	$24,628	39%
IVD consumables and service	11,537	49%	9,835	48%	34,319	50%	28,795	46%
Sample Processing instruments and supplies	3,552	15%	3,244	16%	10,405	15%	9,000	15%

Total revenues	23,424	100%	20,563	100%	68,815	100%	62,423	100%

Gross profit (2)
IVD instruments	3,459	41%	3,487	47%	10,958	45%	11,613	47%
IVD consumable and service	6,621	57%	5,621	57%	19,572	57%	15,369	53%
Sample Processing instruments and supplies	1,722	48%	1,659	51%	5,218	50%	4,559	51%

Gross profit	11,802	50%	10,767	52%	35,748	52%	31,541	51%

Operating expenses
Marketing and selling	4,152	17%	3,590	17%	11,898	17%	9,950	16%
General and administrative	2,736	12%	2,725	13%	8,378	12%	7,403	12%
Research and development, net	2,754	12%	2,355	12%	8,010	12%	7,791	12%

Total operating expenses	9,642	41%	8,670	42%	28,286	41%	25,144	40%

Operating income	2,160	9%	2,097	10%	7,462	11%	6,397	10%
Other income (expense)	222	1%	388	2%	848	1%	1,083	2%

Income before income taxes	2,382	10%	2,485	12%	8,310	12%	7,480	12%
Income taxes (3)	764	32%	867	35%	2,663	32%	2,607	35%

Net income	$1,618	7%	$1,618	8%	$5,647	8%	$4,873	8%

(1)	The consolidated revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $259,000 and $372,00 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the freight revenue amounted to $748,000 and $1,133,000, respectively. See reclassification note in Note 2 of the Notes to the Consolidated Financial Statements.

(2)	Gross profit margin percentages are based on the related sales of each category.
(3)	Income tax percentage is computed based on the relationship of income taxes to income before income taxes.

Comparison of Three Months Ended September 30, 2008 to 2007

Consolidated revenues for the three months ended September 30, 2008 increased by 14% over the prior year quarter. Revenues in the IVD urinalysis segment increased 15% to $19.9 million in the third quarter of 2008 from $17.0 million in the prior year quarter. Sales of IVD instruments increased 11% to $8.3 million in the third quarter of 2008 from $7.5 million in the prior year quarter, primarily due to over $1.0 million of incremental international revenue with the launch of the iChem VELOCITY and iRICELL™ integrated urinalysis workstation.

Revenues from IVD consumables and service increased to $11.5 million in the 2008 third quarter as compared to $9.8 million in the prior year quarter. The 17% increase was driven almost entirely by strong demand for our consumable products as a result of our growing installed base of instruments. Revenues from sample processing instruments and supplies during the third quarter of 2008 also experienced an increase to $3.6 million, a 9% increase as compared to $3.2 million for the same period a year ago. The increase was due to strong sales of the new StatSpin Express 4 centrifuge partially offset by a decline in the Express 2 and Express 3 centrifuge models. International revenue represented 30% of the 2008 consolidated third quarter revenue versus 27% in the same period a year ago.

Overall gross profit margins decreased to 50% during the third quarter of 2008 from 52% during the third quarter of 2007. The quarter’s gross margin decrease resulted from an increase in the provision for obsolete inventory of $150,000 as we have experienced a faster than expected replacement of Legacy systems in 2008, unfavorable impact of foreign currency denominated in Japanese Yen of $175,000 and higher manufacturing costs associated with learning curves and small quantity procurement in the initial manufacturing batches of our new iChem VELOCITY automated urine chemistry analyzer of $125,000. The gross profit margin of our IVD instruments was 41% and 47% during the third quarter of 2008 and 2007, respectively. The gross margin of our IVD consumables and services was 57% for both the third quarter of 2008 and the third quarter of 2007. Continued strong reagent shipments and slightly improved gross margins in our service area were offset by unfavorable impact of foreign currency exchange rate due primarily to purchased strips denominated in Japanese yen and unfavorable Euro currency variances associated with operating our German manufacturing facility. Gross profit margin for our sample processing segment decreased to 48% during the third quarter of 2008 from 51% during the third quarter of 2007 as a result of product mix with the new Express 4 drawing slightly lower margins than previous versions of the product.

Marketing and selling expenses totaled $4.2 million, or 17% of revenues, during the third quarter of 2008 as compared to $3.6 million, or 17% of revenues during the third quarter of 2007. The increase includes additional personnel and related costs of $490,000 and $82,000 related to travel, trade shows, iChem VELOCITY launch-related expenses and the initiation of NADiA ProsVue market development activities. The increase in personnel and related costs is the result of our previous investments to enhance our sales and marketing support in order to meet the needs of our growing business. We expect to continue to invest in these areas to strengthen our global presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses remained consistent and amounted to $2.7 million, or 12% and 13% of revenue during the third quarters ended 2008 and 2007, respectively.

Research and development expense for the third quarters in 2008 and 2007 amounted to $2.8 million and $2.4 million, respectively, or 12% of revenues in both quarters. During the current quarter, the increase was primarily attributable to $440,000 in personnel related costs and $130,000 in clinical development related expenses as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our NADiA platform. This amount was partially offset by a $160,000 reduction in prototype and research materials related to the iChem VELOCITY and outside consulting expenses incurred in the third quarter of 2007.

Interest income decreased during the third quarter of 2008 to $276,000 from $402,000 during the third quarter of 2007, as a result of the lower interest rate environment.

Income tax expense during the third quarter of 2008 amounted to 32% of pre-tax income as compared to 35% during the prior year quarter. We have deferred tax assets relating to tax loss carry forwards and research and development tax credits.

Comparison of Nine Months Ended September 30, 2008 to 2007

Consolidated revenues for the nine months ended September 30, 2008 increased by 10% over the prior year period. Revenues in the IVD urinalysis segment increased 9% to $58.4 million in 2008 from $53.4 million in the prior year period. Sales of IVD instruments decreased to $24.1 million from $24.6 million during the prior year period. The decrease in instrument sales is mostly due to two large domestic customer orders during the nine months ended September 30, 2007, partially offset by over $1.0 million of incremental international revenue with the launch of the iChem VELOCITY and iRICELL™ integrated urinalysis workstation during the third quarter of 2008. International revenues accounted for approximately 32% of consolidated revenue during the nine months ended September 30, 2008 compared to 34% during the prior year. IVD consumables and service revenue increased to $34.3 million from $28.8 million, an increase of $5.5 million or 19% over the prior year, primarily due to record consumable shipments to support our larger installed base of instruments. Revenues during the first nine months from the sample processing segment increased to $10.4 million from $9.0 million, an increase of $1.4 million or 16% over the prior year, primarily due to strong sales of Express 4 centrifuges.

Overall gross profit margins for the first nine months increased to 52% during the current year period compared to 51% for the 2007 period. The gross profit margin of our IVD instruments decreased to 45% in 2008 compared to 47% during the prior year. The decrease is a result of the unfavorable impact of foreign currency denominated in Japanese Yen and lower margins associated with learning curves and small quantity procurement in the initial manufacturing batches of our new iChem VELOCITY automated urine chemistry analyzer. The gross margin of our IVD consumables and services increased to 57% during the first nine months of 2008 compared to 53% during the prior year period, primarily due to record demand for consumables and slight improvements in service profitability, despite an unfavorable foreign currency exchange variance. Gross profit margin for our sample processing laboratory instrument and supply segment decreased to 50% in 2008 from 51% in 2007, primarily due to product mix.

Marketing and selling expenses totaled $11.9 million, or 17% of revenue, for the first nine months, as compared to $10.0 million, or 16% of revenue, in the same period of 2007. The increase includes additional personnel and related costs of $1.6 million; $185,000 related to travel, trade shows and iChem VELOCITY launch-related charges; and higher fees paid to group purchasing organizations (“GPOs”) of $119,000. The increase in personnel and related costs is the result of our previous investments to enhance our sales and marketing support in order to meet the needs of our growing business and the initiation of NADiA ProsVue (formerly NADiA PSA) market development activities. We expect to continue to invest in these areas to strengthen our global presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses increased during the first nine months to $8.4 million compared to $7.4 million in the prior year. The increase includes additional personnel and related cost of $100,000, stock-based compensation expense of $510,000, and other corporate operating expenses of $270,000.

Research and development expense amounted to $8.0 million during the first nine months of 2008 compared to $7.8 million in the same period in the prior year. During the first nine months of 2008, payroll and related costs increased by $920,000 and clinical development related expenses increased by $300,000 offset by a reduction of prototype and research materials related to the iChem VELOCITY of $600,000 and $380,000 savings related to the closing of our ADIR imaging subsidiary in the second quarter of 2007.

Interest income for the first nine months of 2008 and 2007 amounted to $871,000 and $1.1 million respectively, as a result of the lower interest rates.

Income tax expense during the nine months of 2008 amounted to 32% of pre-tax income as compared to 35% during the prior year period. We have deferred tax assets relating to tax loss carry forwards and research and development tax credits.

Off-Balance Sheet Arrangements

At September 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We conduct business in certain foreign markets, primarily in the European Union and Asia. To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we periodically purchase foreign currency forward contracts. During the first three quarters of 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.1 million, respectively. As of September 30, 2008, our remaining foreign currency forward contracts are for Japanese Yen and total $2.0 million, which we will utilize for future purchases from our Japanese IVD supplier. As of September 30, 2008, the notional amount in Japanese Yen under our foreign currency forward contracts totaled 64.5 million Yen. All outstanding foreign currency forward contracts are marked to market at the end of each fiscal period. Our realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rate changes and other factors in effect as the contracts mature. The net fair value of all these contracts as of September 30, 2008 was $(148,000). Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of foreign currency forward contracts.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At September 30, 2008, our cash and cash equivalents amounted to $30.1 million compared to $28.1 million at December 31, 2007.

Operating Cash Flows. Cash provided by operations for the nine months ended September 30, 2008 improved to $8.6 million compared to cash provided by operations of $639,000 during the prior year nine month period. In addition to a net income increase of $774,000, our improvement includes non-cash items consisting of higher depreciation and amortization of $499,000, and stock-based compensation expense of $766,000 and tax benefits from stock option exercises of $512,000. In addition, we experienced a $4.4 million reduction in accounts receivable, $396,000 reduction in inventories, $533,000 reduction in investment in sales-type leases, an increase of $1.4 million in accounts payable and accrued expenses and a $759,000 increase in deferred service contract revenue. The sources of cash were partially offset by a decrease of deferred taxes of $1.8 million.

The number of days sales in accounts receivable decreased to 59 days at the end of the first nine months compared to 74 days for the prior year nine months. The number of days sales in accounts receivable varies and extends due to the fact that our customers are subject to reimbursement delays attributed to government and third party payer compliance and regulation issues.

Our cash flow has been favorably affected by tax loss carry forwards. As of December 31, 2007, we had, net of valuation allowances, federal net operating loss carry forwards of approximately $2.1 million, which expire in various years through 2025. We also have federal and state tax credit carry forwards of $2.4 million and $2.3, respectively, net of valuation allowances. We continue to realize tax deductions from the exercise of certain stock options. During the nine months ended September 30, 2008, we realized tax deductions of approximately $1.8 million relating to this item. During the three months ended September 30, 2008, we paid federal and state taxes of $825,000 and $223,000, respectively. During the nine months ended September 30, 2008, we paid federal and state taxes of $1,445,000 and $427,000, respectively.

Investing Activities. Cash used in investing activities totaled $3.1 million for the nine months ended September 30, 2008, a $442,000 decrease over the prior year period primarily as a result of decreases in purchases of property and equipment of $797,000 in the first nine months of 2008 with partial offsets of capitalization of software development costs of $223,000 and purchases of short-term marketable securities in the prior period totaling $132,000.

Financing Activities. Cash used in financing activities totaled $3.4 million during the first nine months of 2008, which includes the repurchase of common stock totaling $5.7 million and a reduction in tax deduction benefits from the exercise of stock options of $512,000 and the issuance of common stock of $458,000 over the prior first nine months of 2007.

We currently have a credit facility with a commercial bank, which was renewed in May 2008, consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of September 30, 2008, there were no borrowings under the new credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of September 30, 2008, we were in compliance with these covenants.

In November 2007, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which allows us to sell up to $125.0 million in common stock, preferred stock or debt securities from time to time. In December 2007, the shelf registration statement was declared effective. As of September 30, 2008, no securities had been issued pursuant to this registration statement.

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

On September 11, 2008, our Chief Executive Officer exercised a stock option to purchase an aggregate of 130,000 shares of common with an exercise price of $4.34 per share, on a net issue basis in a transaction approved by the compensation committee of our board of directors. We issued 62,081 shares of common stock to our Chief Executive Officer, and retained 67,919 shares of common stock with an aggregate market value of $1,219,000 based on the last closing price of our common stock immediately prior to exercise of $17.95 per share. Of this amount, $564,000 was applied in payment of the aggregate exercise price of the stock options and $655,000 was applied in payment of payroll taxes arising from the option exercise. These options had a term expiring on November 18, 2008.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available, on terms acceptable to us.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board or FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133. The statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we have purchased foreign currency forward contracts to hedge foreign currency cash flows and plan to adopt the provisions of SFAS No. 161 on our consolidated financial statements in 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or “SFAS 157”. SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements other than the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” in our Annual Report on From 10-K for the year ended December 31, 2008. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, is not expected to have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at June 30, 2008, and thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and other short-term investments, and the market value of these investments fluctuate based on changes in interest rates.

Foreign Currencies

The Company conducts business in certain foreign markets, primarily in the European Union and Asia. Our primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro. We are subject to certain foreign currency risks in the importation of goods from Japan and as a result of commercial operations in Europe and Asia. Our purchases from a major Japanese IVD supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. All of our sales are denominated in U.S. Dollars with the exception of France, where sales are denominated in Euros. Fluctuations in the U.S. Dollar exchange rate for Japanese Yen and Euros could result in increased costs for our key components and increased costs for commercial operations in Europe.

To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we periodically purchase foreign currency forward contracts. During the first three quarters of 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.1 million, respectively. As of September 30, 2008, our remaining foreign currency forward contracts are for Japanese Yen and total $2.0 million, which we will utilize for future purchases from our Japanese IVD supplier. As of September 30, 2008, the notional amount in Japanese Yen under our foreign currency forward contracts totaled 64.5 million yen. All outstanding foreign currency forward contracts are marked to market at the end of each fiscal period. Our realized gain or loss with respect to foreign currency fluctuations will depend on the foreign currency exchange rate changes and other factors in effect as the contracts mature.

The net fair value of all these contracts as of September 30, 2008 was $(148,000). We estimated the sensitivity of the fair value of all foreign currency forward contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. Dollar against the foreign currencies at September 30, 2008. The analysis showed that a 10% strengthening of the U.S. Dollar would result in a gain from a fair value change of $330,000 and a 10% weakening of the U.S. Dollar would result in a loss from a fair value change of $87,000 in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of foreign currency forward contracts. These offsetting gains and losses are not reflected in the above analysis.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) of the Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth below and in our Annual Report of Form 10-K for the year ended December 31, 2007.

Risk Factors relating to our business and common stock are contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. Except as set forth below, there have been no material changes to such risk factors during the nine months ended September 30, 2008.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers and therefore our results of operations.

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations. Volatility and disruption of financial markets could limit our customers’ ability to obtain adequate financing or credit to purchase and pay for our products in a timely manner, or to maintain operations, and result in a decrease in sales volume that could have a negative impact on our results of operations.

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

Item 6.	Exhibits

Exhibit Number	Description	Reference Document
10.1	Change in Terms Agreement, dated May 1, 2008, by and between Iris International, Inc. and California Bank and Trust	(1)

10.2	Change in Terms Agreement, dated May 1, 2008, by and between Iris International, Inc. and California Bank and Trust	(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

(1)	Incorporated by reference to Exhibits 10.1 and 10.2, respectively, to our Current Report on Form 8-K/A, as filed on July 14, 2008.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2008	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
President and Chief Executive Officer

	By:	/s/ Peter L. Donato
Peter L. Donato
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)