Form 10-K
period 2008-12-31
IRIS INTERNATIONAL INC
filed 2009-03-06
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2008 was approximately $288 million based upon the closing price of $15.65 per share of its common stock as reported on the NASDAQ Global Market on such date.

The registrant had 17,798,034 shares of common stock outstanding on February 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered on this Form 10-K are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

IRIS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2008

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

Item 1. Business

Company Overview

We are a leading global in vitro diagnostics company focused on products that analyze particles and living cell forms and structures, or morphology of a variety of body fluids. Our products leverage our strengths in flow imaging technology, particle recognition and automation to bring efficiency to the hospital laboratory, where a shortage of qualified laboratory technicians and labor-intensive processes result in significant cost and workflow challenges for our customers. The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of urine microscopy systems, with more than 2,150 systems sold in over 50 countries. In this market, we also provide integrated solutions comprising urine microscopy and urine chemistry products as well as consumable supplies, system support services and sample preparation products. We intend to expand into related market segments that can clearly benefit from automated morphology solutions, including developing the analysis of other body fluids such as blood (hematology applications). In addition, we have an active research and development platform in molecular diagnostics based on our Nucleic Acid Detection Immunoassay, or NADiA, platform, which we are developing for various applications in oncology and infectious disease.

Historically, we have predominantly focused on developing, manufacturing and commercializing in vitro diagnostics, or IVD, instruments and consumables for urinalysis, including our flagship iQ® analyzers, a family of fully-automated, image-based bench-top analyzers for urine microscopy. Urine microscopy is the visualization and identification of cells and other sediments in urine. The iQ analyzer uses proprietary flow microscope and image-analysis software that captures the morphology of cells and sediments in urine and serous fluids, and assists in their identification and classification. Our systems are designed to provide users with faster, more complete and more consistent results, while substantially reducing hands-on time spent by laboratory technicians and turnaround time, as compared to traditional manual methods.

The iQ analyzer can be seamlessly integrated with our proprietary urine chemistry analyzer, the iChem VELOCITY, to simultaneously perform urine microscopy and chemistry testing in a fully automated manner. Currently, our proprietary, fully integrated urine microscopy and urine chemistry work-cell, called the iRICELL, was launched in September 2008 in some international markets. In the United States, our iChem VELOCITY urine chemistry analyzer is pending U.S. Food and Drug Administration, or FDA, 510(k) clearance. Currently, for a complete workstation in the U.S. market, we continue to integrate our iQ analyzer with an automated urine chemistry analyzer supplied by a Japanese manufacturer. Upon FDA clearance of our iChem VELOCITY, we plan to launch our proprietary fully integrated work-cell, the iRICELL, in the United States and other international markets in 2009.

We intend to solidify our leadership position in the urinalysis market, as well as enter into several adjacent markets with our product pipeline under development. To maintain our market position in urinalysis, we continue to implement improvements to our existing product lines, including enhancing our data analysis and productivity tools. In addition, we are developing an automated urine bacteria screening system to indicate the presence of, as well as quantify bacteria and/or yeast. We believe this automated system will significantly reduce the number of urine cultures currently performed and will allow for faster results with less labor, potentially allowing physicians to reduce the frequency with which they preventively prescribe antibiotics for suspected urinary tract infections. We are also developing our 3GEMS platform, which will serve as our next generation urinalysis platform and as the platform for our pipeline of hematology products. These 3GEMS hematology products, currently in feasibility testing, use image-based technology to automate the identification and characterization of blood cells, in particular, abnormal white blood cells. We believe an automated hematology analyzer using our proprietary imaging technology and software recognition capabilities will provide improvements in the identification of abnormal blood cells, including an automated, image-based nine-part white blood cell differential analysis. Like our urine microscopy products, these new hematology products by virtue of IRIS’ inherent capabilities to capture and analyze images are expected to significantly reduce the need for manual slide preparation and reviews, increasing the efficiency of what is currently a highly labor-intensive process.

The addition of molecular diagnostic products to our commercial IVD portfolio will be a key component of our future growth. In 2006, we acquired Leucadia Technologies, Inc., or Leucadia, a molecular diagnostics company now known as Iris Molecular Diagnostics, and its NADiA platform. NADiA has the ability to measure proteins below the detection thresholds of current immunoassay and molecular diagnostic methods. We believe our diagnostic products will address the need for increased sensitivity in the monitoring of disease, including cancer and infectious disease. Our first product under development, NADiA® ProsVue™, is an ultra-sensitive, blood-based test for the monitoring of prostate specific antigen, or PSA, in prostate cancer patients following prostatectomy. We expect to complete the clinical studies for NADiA® ProsVue™ mid 2009 followed by an FDA 510(k) submission. In addition, we are designing an ultra-sensitive blood test for HIV viral load measurement and a blood-based test for identification of Her-2/neu, an important biological marker in determining the aggressiveness of breast cancer tumors.

Market Overview and Opportunity

The global market for IVD in 2007 is estimated at approximately $38 billion and is expected to grow 7% annually. IVD manufacturers provide products and services to the clinical laboratory industry, which is confronted with significant challenges in the current market. Healthcare providers are demanding improved turnaround time for laboratories diagnostic tests, greater sensitivity and lower costs. To improve accuracy, productivity and efficiency, many laboratories are turning to automated methods to perform these tests. Moreover, automated testing better positions laboratories to cope with the declining number of certified medical technicians available to perform tests.

Currently, we participate primarily in what Boston Biomedical Consultants, Inc., or BBC, estimates to be the $569 million urinalysis segment of the IVD market. Through the development and commercialization of new products, we expect to enter the urine culture, hematology and molecular diagnostics markets which, we believe, will expand our total addressable market to over $4 billion.

Urinalysis

Urinalysis is performed as part of most routine medical examinations and is necessary for the diagnosis and monitoring of conditions such as urinary tract infection, and kidney and bladder disease. Traditionally, urinalysis comprises urine chemistry and urine microscopy tests, while urine cultures are considered part of microbiology. We believe that the advancement of automated technologies will blur this distinction, with urine cultures being performed increasingly in the same laboratories as urine chemistry and urine microscopy tests and eventually becoming part of the urinalysis market.

Urine Chemistry and Microscopy Market Overview

Urine chemistry consists of a panel of tests that identifies various chemical analytes in urine, while urine microscopy analyzes the microscopic solid particles and cells suspended in urine. Urine chemistry comprises the majority of the urinalysis market and is broadly used with limited differentiation between products. Traditional urine microscopy is used less routinely because as a manual process it is time consuming and requires a trained medical technician to characterize particles and cells based on their morphology. In order to reduce costs, many laboratories perform manual urine microscopy only in response to results from an initial urine chemistry test despite evidence that urine microscopy can provide a more reliable clinical diagnosis. The commercial success of our iQ analyzer is attributable to its capability to image and automatically identify particles and cells suspended in urine in a time-efficient manner eliminating manual microscopic examination.

BBC estimates the urinalysis segment of the IVD market at $569 million in 2007. Urine chemistry representing approximately $449 million and automated urine microscopy representing approximately $120 million, but growing at a much faster rate than the other urinalysis sub-segments. We estimate that there is a global opportunity for 10,500 urine microscopy analyzers, with 6,600 at sites performing greater than 40 tests per day and 3,900 at sites performing less than 40 tests per day. These 6,600 sites represent a significant opportunity for us, because they will benefit from the automation and consolidation of their urine chemistry and microscopy processes. We believe the full automation and integration of results brought by the iQ product platform has accelerated the adoption of automated urine microscopy as a routine test. Of the 6,600 sites, we believe approximately half of the domestic sites continue to perform manual microscopy procedures. The penetration of automated urine microscopy analyzers varies significantly from country to country.

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

Limitations in Urine Cultures

A urine culture is primarily ordered when symptoms indicate the possibility of UTI. The completion of a urine culture is both time and labor intensive, with results taking up to 72 hours to receive. Because of this delay, physicians often prescribe antibiotics before receiving the urine culture results. However, we believe that approximately 70% of urine cultures are bacteria negative, resulting in over-prescription of antibiotics and increasing the potential for creating resistant strains of bacteria. In addition, without timely results from a urine culture, patients may experience complications, prolonged infections, increased hospitalization and, potentially, death.

In October 2008, the Centers for Medicare & Medicaid Services, or CMS, announced that it will no longer reimburse hospitals for costs related to patients that suffer from a number of identified and preventable adverse events acquired during a hospital stay, one of which was urinary tract infections. This change from CMS is likely to cause hospitals to begin performing screening tests prior to patient admissions, as the turnaround time for urine cultures results are too lengthy.

We believe that there is a significant need for an automated system that will provide results in a timely manner, improve patient care and reduce the amount of manual labor needed to perform such tests.

Hematology

Hematology Market Overview

The enumeration of the various cellular components of blood is an essential part of routine medical examinations. A complete blood count, or CBC, is the most common type of blood test performed and measures the number of specific types of blood cells, including red blood cells (RBC), white blood cells (WBC), platelets, and other blood components, such as hemoglobin. In most instances, a white cell differential count, which measures the percentage of five types of white blood cells, is added to the CBC test. Variations from concentration, size, or maturity of the blood cells can be used to indicate an infection or illness. CBC tests and differential WBC counts are performed primarily in hospitals and clinical reference laboratories.

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

Molecular Diagnostics

Molecular Diagnostics Market Overview

Molecular diagnostic tests examine nucleic acids, including DNA and RNA, and protein biomarkers, to identify a disease, monitor its progression and response to treatment, or predict individual predisposition to a disease. These biomarkers can also provide information in drug discovery, preclinical drug development and patient monitoring during clinical trials. Currently, the clinical market for molecular diagnostics is primarily nucleic acid testing performed on polymer chain reaction, or PCR, instruments for amplification and detection of target diseases or infections. These tests are performed in commercial reference laboratories and large academic and research hospital laboratories due to the high complexity and cost of the tests. It is expected that as automated solutions become available, these tests may migrate to smaller laboratories and potentially even to point-of-care sites.

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

Limitations with Current Methods

Proteins are critical to understanding several diseases and current testing methods lack the degree of sensitivity necessary to detect minute amounts of protein and the precision to monitor disease progression. Traditional methods to detect proteins, including enzyme-linked immunosorbent assay, or ELISA, chemiluminescence and fluorescence excitation, are unable to detect protein biomarkers in extremely low concentrations. These methods become effective only after a disease has progressed to a more advanced stage and the concentration of the protein biomarker has increased to reach the lower limit of detection of those conventional methods. We believe there is a significant market opportunity for an ultra-sensitive detection technology that measures concentration as low as one femtogram per milliliter (10-15 gram/milliliter) compared to today’s technologies that are limited to measuring concentrations of greater than 50,000 femtograms per milliliter.

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

Limitations with Current Sample Processing Methods

The time it takes to process a sample is critical for clinical laboratories as the volume of samples to be tested increases. Each day, laboratory technicians are expected to handle thousands of samples with minimal error in a defined amount of time with limited laboratory space. In most laboratories, sample processing occurs in a central location where blood specimens are sorted and centrifuged in batches. The entire process can take up to an hour and requires dedicated resources to manage the sample flow. Once processed, the samples are often split and then sent to the various stations within the laboratory for analysis. The centralized processing of samples is thus quite inefficient as samples wait to enter the floor model centrifuge in large batches followed by long centrifugation times. In fact, many sample processing procedures create significant delays in specimen turnaround time.

Our Products

Our commercialized products and product pipeline comprise three main categories: morphology, molecular diagnostics and sample processing. Our morphology category includes all urinalysis and hematology products consisting of our commercialized urine chemistry and microscopy products, as well as our development-stage products such as an automated urine bacteria screening instrument and 3GEMS urinalysis and hematology analyzers. Our molecular diagnostics category consists of our development-stage products that utilize our NADiA technology for ultra-sensitive detection of proteins for cancer and infectious disease applications. Our sample processing category develops and markets small centrifuges and other processing equipment and accessories for rapid specimen processing. The table below is a summary of our major commercialized and in-development products:

Major Products	Status	Description
Morphology and Related Products

iQ analyzer	Marketed	Fully-automated urine microscopy and body fluids analyzer
iChem VELOCITY and iRICELL	Launched internationally: 3Q2008 U.S: Pending 510(k) clearance	Fully-automated urine chemistry analyzer
3GEMS Urinalysis & Body Fluids	In feasibility	Next generation urine microscopy and body fluids analyzer
Urine bacteria screening system	In feasibility	Bacteria screening (presence and quantity) in urine
3GEMS Hematology	In feasibility	Complete blood count, white blood cell count with nine-part differentials and red blood cell and platelet morphology

Major Products	Status	Description
Molecular Diagnostics
NADiA ProsVue	Clinical studies to be completed in 1H2009 followed by 510(k) submission	Prognosticate patients as low risk of prostate cancer recurrence
NADiA HIV	In development	Monitoring HIV viral load during anti-retroviral therapy
NADiA Her-2/neu	In feasibility	Monitoring of Her-2/neu levels after breast mastectomy/lumpectomy
Sample Processing
Express centrifuge line	Marketed	Centrifuges for clinical diagnostic market
ThermoBrite	Marketed	DNA workstation for FISH procedures
Cytofuge 2	Marketed	Centrifuge used for thin layer cell preparation
Cytofuge 12	In development	12 placement centrifuge used for thin layer cell preparation
IDEXX centrifugal drive system	Marketed	For internal use in IDEXX chemistry analyzers
IDEXX whole blood separator	Manufacturing rights purchased by IDEXX	Consumable used in IDEXX chemistry analyzers
Fecal Tube	In development	Ova and parasite testing for veterinarian market

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

Automated Urine Microscopy Analyzers

Our flagship product is the family of iQ urine microscopy analyzers, which was first launched in 2003. As of December 31, 2008, we have sold over 2,150 iQ analyzers. Our iQ technology platform utilizes proprietary image flow cytometry and software to achieve significant reductions in cost and processing time as compared to manual urine microscopy. Our technology enables high speed digital processing to classify and display images of microscopic particles in an easy-to-view graphical user interface. We believe our iQ product line has numerous benefits over competing products, including increased accuracy, digital imaging of particles and fully automated analysis of urine and body fluids and lower manual review rates of abnormal samples.

The iQ microscopy product line comprises the iQ SELECT, a fully-automated instrument capable of analyzing 40 samples an hour for laboratory sites with lower test volumes; the iQ ELITE, a fully-automated instrument capable of analyzing 70 samples an hour that is appropriate for mid-sized hospital laboratories; and the iQ SPRINT, a fully-automated instrument capable of analyzing 101 samples an hour that is appropriate for large volume hospital and commercial laboratories. By utilizing our urinalysis system, we believe the average laboratory, which we define as those laboratories that typically perform 60 microscopy tests per day, can re-assign one medical technician currently performing these tests to another function, with a payback period of approximately two years. We also offer the iQ Body Fluids Module as an addition to the iQ test menu, which enables the rapid diagnosis for the presence of nucleated cells, red blood cells, bacteria and crystals in body fluid samples.

Urine Chemistry Analyzers

We market our proprietary fully-automated urine chemistry analyzers, the iChem VELOCITY, in the international market and distribute fully-automated urine chemistry analyzers manufactured by ARKRAY, a Japanese IVD company, domestically. Both of these automated urine chemistry analyzers can seamlessly connect to our iQ ELITE and iQ SPRINT automated urine microscopy analyzers and provide laboratories with walk-away solutions for chemistry and microscopy urinalysis with results combined and displayed in a single report. An iQ analyzer, combined with our iChem VELOCITY chemistry analyzer, forms the new iRICELL urinalysis workstation.

Internationally, we began selling the iChem VELOCITY in September 2008 following CE Mark certification. Prior to the development and international launch of our iChem VELOCITY, we were not selling automated chemistry systems outside the United States as our agreement with ARKRAY for its automated chemistry products were only for the U.S. market. The iChem VELOCITY is designed for medium to high volume laboratories that typically process more than 100 urine chemistry samples per day. We offer the iChem VELOCITY as a stand-alone analyzer or as part of our integrated urinalysis workcell solution, the iRICELL.

In the United States, sales of our iChem VELOCITY chemistry analyzer and iRICELL workstations will be initiated upon clearance of our 510(k) application pending with the FDA. We have amended our distribution agreement with ARKRAY beyond 2008 to have the ability to continue to distribute the AUTION MAX AX-4280 automated urine chemistry analyzer domestically until the end of 2010. Our agreement with ARKRAY also allows us to sell consumable strips for our existing installed base of AX-4280 analyzers through 2013, which we plan to continue to support and service through the life of the contract.

Consumables and Service

We generate significant revenue from the sale of consumables and service contracts for our urine microscopy and urine chemistry analyzers. For the year ended December 31, 2008, revenue derived from consumables and service contracts accounted for 49% of our total consolidated revenues and 57% of our diagnostics business unit’s revenue. Consumables include urine and body fluids reagents, calibrators and controls for our microscopy systems and test strips, calibrators, controls, and other solutions for the urine chemistry analyzers we manufacture and distribute. We offer annual service contracts for our domestic customers after the initial year of sale, which is covered by product warranty. On an international basis, we offer spare parts to our distributors who in turn service the end-use customer.

In January 2009, MD Buyline, a leading independent healthcare research and market intelligence organization, placed IRIS Diagnostics as number one in vendor satisfaction ratings among industry competitors for automated urinalysis systems in four out of six categories, including System Performance, System Reliability, Installation/Implementation, and Applications Training, and the second highest ratings in the remaining two categories of Service Response Time and Service Repair Quality.

Urine Bacteria Screening

In October 2008, the Centers for Medicare & Medicaid Services, or CMS, announced that it will no longer reimburse hospitals for costs related to patients that suffer from a number of identified and preventable adverse events acquired during a hospital stay, one of which was urinary tract infections. This change from CMS is likely to cause hospitals to begin performing screening tests prior to patient admissions and we believe could represent a significant opportunity to increase the frequency of urinalysis.

As our iQ platform has the ability to detect the presence of bacteria and is fully-automated, hospital laboratories should experience improved workflow management through increased sample throughput and reduced labor demand for complete urinalysis utilizing our system.

Utilizing our proprietary isolation separation technology, we are currently conducting feasibility studies for an automated urine bacteria screening system that will indicate the presence of, as well as quantify bacteria and/or yeast in urine for the indication of a urinary tract infections. This technology binds antibody-coated albumin micro-bubbles to target cells, isolating any bacteria present in the urine and concentrating the particles for identification.

We believe our technology has the ability to provide a faster and more cost-effective alternative to traditional urine cultures and will allow clinicians to make more informed treatment decisions. Our development efforts to date have created a standardized method that allows identification of both Gram-positive and Gram-negative bacteria. This automated bacteria screening technology will be performed on a new instrument in the concept stage of development.

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

NADiA combines immunoassay and PCR methodologies, or Immuno-PCR, with the potential to detect proteins with femtogram/milliliter sensitivity (10-15 gram/milliliter). The Immuno-PCR approach is similar to that of an enzyme immunoassay, which makes use of antibody binding reactions and washing steps. In the NADiA method, the enzyme label is replaced with a strand of DNA and is detected by PCR amplification. We believe diagnostic tests that utilize our NADiA technology will aid in the early detection of disease relapse and potentially provide better therapeutic outcomes for patients. Our molecular diagnostics pipeline includes the following products under development:

•

Prostate Cancer: NADiA ProsVue. PSA, or prostate-specific antigen, is the most widely used cancer marker for the diagnosis and clinical management of prostate cancer in men. We are developing an ultra-sensitive blood-based diagnostic test, called NADiA ProsVue, to monitor levels of PSA, that are undetectable with current testing methods, in men with prostate cancer who have undergone radical prostatectomy, or removal of the prostate gland. In February 2008, we announced the successful completion of a retrospective study of stored leftover serum of 85 men with prostate cancer who had undergone a prostatectomy using NADiA ProsVue. In this study, the NADiA ProsVue assay detected levels and increasing levels of PSA that were previously undetectable using conventional ultra sensitive assays, thus potentially enabling detection of biochemical recurrence (BCR) an average 2.5 years earlier than with the most sensitive commercially available PSA assays. We are conducting additional clinical studies to assist us in furthering the hypothesis that NADiA ProsVue can prognosticate patients as low risk of prostate cancer recurrence as outlined in our Pre-Investigational Device (Pre-IDE) application already reviewed by the FDA. A large multi-center study is expected to be completed in the first half of 2009, which will be followed by a 510(k) application with the FDA.

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

In December 2008, we entered into a manufacturing and supply agreement with IDEXX Laboratories, Inc., or IDEXX, for internal centrifugal drive systems and related whole blood separators developed by us for use in the new IDEXX Catalyst Dx™ Chemistry Analyzer for the veterinary market launched globally by IDEXX in 2008. Under the terms of the agreement, in exchange for a $1.5 million cash payment and future royalties starting in 2014, we granted IDEXX exclusive rights to manufacture the whole blood separator technology. In addition, we will exclusively manufacture and sell to IDEXX the internal centrifugal drive system we developed. Shipments of this drive system commenced in 2008.

We have been collaborating with Becton Dickinson, or BD, in their Lean-Six Sigma initiatives with our Express 3 centrifuge utilizing BD’s blood collection tubes. Our collaboration study showed numerous benefits from utilizing our combined products in the laboratory including decreased turn-around time, increased productivity and decreased costs. As a result in 2008, our sample processing group and BD entered into a three-year distribution agreement. The agreement provides for BD distributing Express 3 centrifuges on a co-branded basis for use with its tubes in certain international markets.

In 2007, we launched the Express 4 centrifuge, an instrument that employs a unique high speed horizontal rotor for separating samples and replaces larger and slower batch centrifuges by reducing sample preparation time and streamlining laboratory workflow. This new product platform enabled us to enter into the high volume chemistry market.

We are focusing our research and development efforts in expanding our current centrifuge product lines, in addition to entering new applications, such as ova and parasite testing for the veterinary markets. In addition, our strategy is to expand our focus on high value applications such molecular sample preparation. We believe there is significant demand for automated solutions that increase efficiencies in this area.

Our Strategy

Our goal is to maintain our leadership position in automated in vitro diagnostics for urinalysis and sample processing while becoming a global leader in hematology and molecular diagnostics by offering products and solutions that increase laboratory productivity and efficiency and diagnostic tests that improve patient care. To achieve this goal, we intend to:

Increase the market adoption of the automated urinalysis platform in the in vitro diagnostics market. We strive to develop automated diagnostic instrumentation and solutions that enable increased laboratory productivity and efficiency. With the expansion of the iQ urine microscopy product line and the release of our current and future urine chemistry products, we believe we will be able to address the needs of a much broader market. As we continue to market the clinical value of urinalysis, specifically in microscopy, we expect to increase market awareness and demand for our automated urinalysis products. In addition, we continue to pursue large multi-unit, multi-site contracts with large volume laboratories and to invest in emerging markets to increase our installed base of instruments.

Broaden our product offerings in the urinalysis IVD market. We intend to broaden our offerings in the urinalysis IVD market by developing and commercializing new products and solutions that improve laboratory efficiency and provide healthcare providers with more timely and more valuable information. The iChem VELOCITY, an automated urine chemistry analyzer, represents a key new product offering that we launched in the international market in September 2008. The iChem VELOCITY, when linked with our iQ microscopy analyzer, allows us to offer an integrated system, called the iRICELL. In addition, we are leveraging our 3GEMS imaging technology to develop next-generation urinalysis instruments to provide our customers with innovative products. Another key new product under development is our urine bacteria screening automated system that utilizes our proprietary technology to quantify and characterize bacteria in urine. We believe our system will provide a timely and cost-effective alternative to manual urine cultures and provide clinicians important information prior to prescribing antibiotic treatment.

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

Urinalysis

The principal competitive factors in the urinalysis market are cost-per-test, ease of use and quality of results. In the automated urine microscopy segment, Sysmex Corporation markets its automated non-imaging urine sediment analyzers globally and remains our principal competitor in the urine microscopy segment. Elektronika 77, a Hungarian company, offers a slide-based automated microscopy analyzer that can be run as stand-alone or in combination with a urine chemistry system. In the urine chemistry segment, Siemens Healthcare Diagnostics, ARKRAY and Roche Diagnostics are our principal competitors selling urine analyzers and test strips used in determining the concentration of various chemical substances found in urine. We believe our systems provide the highest level of integration of urine chemistry and microscopy and the broadest menu available to provide digital images of urine and other body fluids particles, which provides significant competitive advantages.

We are experiencing increased domestic and international pricing pressures in the urinalysis market due to the ongoing consolidation of both hospitals and medical device suppliers. Competitors are attempting to offer one-stop shopping for a variety of laboratory instruments, supplies and service with annual rebates based on the hospital’s total volume of business. We have been successful in preventing this type of “product bundling” by negotiating contracts with group purchasing organizations, or GPOs, in the United States allowing GPO members to purchase our products at competitive pricing.

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

Molecular Diagnostics

In the ultra-sensitive protein detection market, we may experience competition from companies that utilize enzyme-linked immunosorbent assay, or ELISA, chemiluminescence and fluorescence technologies, including Abbott Diagnostics, Beckman Coulter, Inc., Ortho-Clinical Diagnostics, Inc., Roche Diagnostics and Siemens Healthcare Diagnostics. Our technology detects proteins at lower concentrations, which we believe will enable earlier detection of relapse of disease. Many of these companies market instruments and reagents for measuring serum markers in concentrations greater than 50,000 femtograms per milliliter, while we believe our technology will eventually detect concentrations as low as one femtogram per milliliter.

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

Third-Party Payor Reimbursements

Successful sales of our products in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurance plans, managed care organizations, and Medicare and Medicaid. In the United States, the American Medical Association assigns specific Current Procedural Terminology, or CPT, codes, which are necessary for reimbursement of diagnostic tests. Once the CPT code is established, the CMS establish reimbursement payment levels and coverage rules under Medicaid and Medicare, and private payors establish rates and coverage rules independently. Our urinalysis tests are covered by established CPT codes and are therefore approved for reimbursement by Medicare and Medicaid as well as most third-party payors. However, we may develop tests in the future that do not relate to previously established CPT codes and we may need to obtain new CPT codes in order to obtain reimbursement. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by health care providers and the payor’s determination that the use of the product represents a clinical advance or a reduction in the overall cost of treatment. In addition, in the United States, third-party payors and state governments routinely review reimbursement coverage for diagnostic tests considering budgetary constrains vis-à-vis demonstrated clinical efficacy. Also, outside of the United States, health care reimbursement systems vary from country to country, and to the extent we sell our products outside the United States, we may not be able to obtain adequate reimbursement coverage, if any, for our products.

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

We have pending one 510(k) Notification for our iChem VELOCITY. Tests developed by IMD may require a PMA application. We will try to pursue de novo 510(k) clearance whenever possible. The de novo process allows a company to submit a 510(k) for a new IVD product that would otherwise have to get to market via the PMA process. De novo classification is intended to be used for lower risk IVDs for which no predicate device exists.

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

Summary of Revenues by Product Line

	Year ended December 31,
	2008		2007		2006
	($ in thousands)
Revenues
IVD instruments	$35,128	37%	$33,492	40%	$29,075	40%
IVD consumables and service	46,643	49%	38,533	45%	31,755	44%
Sample Processing instruments and supplies	13,731	14%	12,281	15%	11,237	16%

Total revenues	$95,502	100%	$84,306	100%	$72,067	100%

See Note 19 to the Consolidated Financial Statements, “Segment and Geographic Information,” for financial information regarding our operating segments and geographic areas.

Backlog

We did not have a material amount of backlog as of December 31, 2008. Our products are usually shipped within 30 to 60 days of receipt of sales orders. We do not believe that backlog is necessarily indicative of sales for any succeeding period.

Employees

At February 18, 2009, we had 318 full-time employees, including 293 in the United States, 25 internationally. We also use outside consultants and part-time and temporary employees in production, administration, marketing, research and development and engineering. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Corporate Information

We incorporated in California in 1979 and reincorporated in Delaware in 1987. We currently have six facilities, two in California, one in Massachusetts, and one in Marburg, Germany, and sales offices in France and Hong Kong.

Available Information

We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, along with any related amendments and supplements on our website as soon as reasonably practicable after we electronically file or furnishe such materials with or to the Securities and Exchange Commission, or the SEC. These reports are available, free of charge, at www.proiris.com. Our website and the information contained in it and connected to it do not constitute part of this annual report or any other report we file with, or furnish, to the SEC.

Item 1A. Risk Factors

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

Adverse macro economic forces have been impacting our selling markets and the credit markets of our customers. Although the impact thus far has been relatively mild, we continue to face the following challenges: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars, and a significant increase in requests for quotes for operating leases. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, or could lead to installment cash collection.

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

Our products are subject to rigorous regulation by the U.S. Food and Drug Administration, or FDA, and numerous other Federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearances or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible. The process of obtaining regulatory authorizations to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such authorizations will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new class II or III medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval, or PMA, application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process. Introduction to the market of products we develop that require regulatory clearance or approval may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop will be subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated. There is no assurance that the FDA will not require that a new product or product enhancement go through the lengthy and expensive PMA approval process. To date, all of our class II or III products have been cleared through the 510(k) process. We anticipate several of our molecular diagnostics products under development will be reviewed by the FDA under a PMA filing.

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

Our commercial success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to identify or complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. Moreover, we may fail to realize the anticipated benefits of any acquisition. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from acquisitions could adversely affect our operating results.

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

The healthcare industry in recent years has been characterized by consolidation. Large hospital chains and groups of affiliated hospitals prefer to negotiate comprehensive supply contracts for all of their supply needs at once. Large suppliers can often equip an entire laboratory and offer hospital chains and groups one-stop shopping for laboratory instruments, supplies and service. Larger suppliers also typically offer annual rebates to their customers based on the customer’s total volume of business with the supplier. The convenience and rebates offered by these large suppliers are administrative and financial incentives that we do not offer our customers. Our plans for further market penetration in the urinalysis market and penetration into the hematology and molecular diagnostics markets will depend in part on our ability to overcome these and any new barriers resulting from continued consolidation in the healthcare industry. The failure to overcome such barriers could have a material adverse effect on our financial condition or results of operation.

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

As of December 31, 2008, we have deferred tax assets of approximately $5.5 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. Although we believe that the deferred tax asset is recoverable, there is no assurance that we will be able to generate taxable income in the years that the differences reverse.

We rely on independent and some single-source suppliers for key components of our instruments. Any delay or disruption in the supply of components may prevent us from selling our products and negatively impact our operations.

Certain of our components are obtained from outside vendors, and the loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to our customers. Furthermore, certain key components of our instruments and consumables are manufactured by only one supplier. Because this supplier is the only vendor with which we have a relationship for a particular component, we may be unable to sell products this supplier becomes unwilling or unable to deliver components meeting our specifications. Our inability to sell products to meet delivery schedules could have a material adverse effect on our reputation in the industry, as well as our financial condition and results of operation.

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

We may not be able to maintain contracts with Group Purchasing Organizations, or GPOs

A significant portion of our domestic sales are affected through agreements with participant members of GPOs. A failure to renew one or more GPO contracts may have a material effect on our domestic sales.

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

Instruments for our diagnostics division are manufactured in a single facility in the San Fernando Valley and Iris Molecular Diagnostics is located in Carlsbad, California, both of which is near known earthquake fault zones and, therefore, is vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.

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

We currently depend on third-party distributors to sell our IVD products in most markets outside of the United States as well as all Iris Sample Processing products. The quarterly and yearly demand from distributors depend on factors such as buying patterns, cash availability, currency exchange rates, etc. If these distributors are not successful in selling our products, we may be unable to increase or maintain our level of revenue. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand into new territories or to sell new products.

Our sales in international markets are subject to a variety of laws and political and economic risks that may adversely impact our sales and results of operations in certain regions.

Our ability to capitalize on growth in international markets is subject to risks including:

•	changes in currency exchange rates that impact the price to international consumers;

•	the burdens of complying with a variety of foreign laws and regulations;

•	unexpected changes in local regulatory requirements; and

•	the difficulties associated with promoting products in unfamiliar cultures;

•	subject to general, political and economic risks in connection with our international sales operations, including:

•	political instability;

•	changes in diplomatic and trade relationships; and

•	general economic fluctuations in specific countries or markets.

Any of the above mentioned factors could adversely affect our sales and results of operations in international markets.

We are subject to currency fluctuations.

We are exposed to certain foreign currency risks in international markets where we source, produce, market or sell product. The line of automated urine chemistry analyzers that we currently sell in the United States, some assemblies for our iQ platform and related consumables strips and spare parts are sourced from ARKRAY, a supplier located in Kyoto, Japan. These components currently represent a significant portion of our material costs. Our purchases from this supplier are denominated in Japanese Yen and any fluctuations in the U.S. Dollar/Japanese Yen exchange rate could result in increased costs for these key components. Any increases over current levels would reduce our gross margins and would be likely to result in a material adverse effect on our profitability. We anticipate the exposure to the Japanese Yen to gradually decrease once we receive FDA clearance in the United States for our chemistry analyzer, the iChem VELOCITY.

We are also exposed to currency fluctuations with respect to the exportation of our products. With the exception of France where our operations are denominated in Euros, most of our sales are denominated in U.S. Dollars. Accordingly, any fluctuation in the exchange rate between the U.S. Dollar and the currency of the country with which we are exporting products could also affect our ability to sell internationally. To the extent we conduct operations abroad in non-local currency, fluctuations in the exchange rate between functional currency of those operations and the local currency may lead to significant increased costs and could negatively impact our profitability. Our chemistry strip manufacturing facility in Germany has the Euro as its functional currency.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease all of our facilities. Our headquarters are located at 9172 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leased properties as of March 3, 2009:

Location	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
Chatsworth, CA	76,462	$57,446	Corporate headquarters and manufacturing
Westwood, MA	29,220	$34,422	Sample Processing division
Carlsbad, CA	6,835	$12,133	Molecular Diagnostic research division
Marburg, Germany	8,539	$17,700	Urine chemistry strip manufacturing facility
Marburg, Germany	4,844	$2,200	Urine chemistry strip manufacturing warehouse
Paris, France	300	$1,400	Sales office

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

Our common stock is listed on the NASDAQ Global Market under the symbol “IRIS.” The closing price of our common stock on February 27, 2009 was $9.51 per share. The table below sets forth the high and low closing prices of our common stock on the NASDAQ Global Market for the periods ended:

	Price per share
	Low	High
Fiscal 2008:
First Fiscal Quarter	$10.36	22.13
Second Fiscal Quarter	12.85	16.89
Third Fiscal Quarter	15.00	19.08
Fourth Fiscal Quarter	8.89	17.25
Fiscal 2007:
First Fiscal Quarter	$10.66	13.95
Second Fiscal Quarter	13.52	16.90
Third Fiscal Quarter	14.45	20.92
Fourth Fiscal Quarter	15.72	20.80

As of February 27, 2009 we had approximately 2,200 holders of record of our common stock.

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

FIVE-YEAR STOCK PRICE PERFORMANCE COMPARISON (1)

The following graph and table compare the cumulative total return on our common stock with the cumulative total return (including reinvested dividends) of the Standard & Poor’s 500 Index (S&P 500), the NASDAQ Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks Index and the Standard & Poor’s HealthCare Equipment Index for the five years ending December 31, 2008, assuming that the relative value of the common stock and each index was $100 on December 31, 2003. Amounts below have been rounded to the nearest dollar. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:

Revenues	$95,502	$84,306	$72,067	$64,585	$45,484
Operating income	10,967	8,953	1,049	8,941	4,465
Other income (expense)	2,409	1,440	1,089	605	(666)
Net income (loss)	9,013	7,549	(175)	6,131	2,280
Basic net income (loss) per share	0.49	0.42	(0.01)	0.37	0.16
Diluted net income (loss) per share	0.48	0.40	(0.01)	0.35	0.14

Balance Sheet Data:

Working capital	51,553	49,685	37,283	33,879	24,959
Total assets	90,638	86,390	74,317	63,929	48,136
Total debt	—	—	—	—	—
Total liabilities	14,728	11,456	11,751	10,160	8,963
Stockholders’ equity	75,910	74,934	62,566	53,769	39,173

Our financial results for certain of the years set forth above were impacted by the following events:

1.	2008 results include the non recurring other income related to the $1.2 million net payment to us as part of the manufacturing transition rights agreement signed with IDEXX Laboratories in December 2008.
2.	2007 results include the effects of closing our ADIR operations which resulted in a $163,000 write-off.
3.	2006 results include the effect of the acquisition in April 2006 of Leucadia Technologies, Inc. We recorded a $5.2 million charge for purchased in-process research and development. In addition we incurred additional research and development expenses of $1.8 million as a result of the acquisition.
4.	2006 results also include incremental stock based compensation expense of approximately $1.0 million as a result of implementing SFAS No. 123R, “Share Based Payment”, or SFAS 123R, as of January 1, 2006.
5.	2004 results include the write down of a security held for sale in the amount of $531,000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

IRIS International, Inc. consists of three operating units in two business segments as determined in accordance with SFAS 131. Our in-vitro diagnostics, or IVD, segment also called Iris Diagnostics Division, designs, manufactures and markets IVD systems, consumables and supplies for urinalysis and body fluids. With the acquisition of Leucadia Technologies, Inc., or Leucadia, in 2006 we created Iris Molecular Diagnostics, or IMD, whose operations are included as part of the Iris Diagnostics Division. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing.

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of urine microscopy systems, with more than 2,150 systems sold in over 50 countries. We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers sourced from a Japanese manufacturer. We sell our urine microscopy analyzers worldwide and the iChem VELOCITY, our fully-automated chemistry analyzer internationally since September 2008. We currently distribute the Japanese manufacturer’s fully automated chemistry analyzers domestically, but upon clearance of our 510(k) pending with the FDA for our iChem VELOCITY, we will begin selling our chemistry analyzer in the United States. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty and spare parts from international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales of our urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France which are sold direct to end use customers, are through independent distributors. International sales represented 33% of consolidated revenues during the year ended December 31, 2008 as compared to 30% during the year ended December 31, 2007. International sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we do not incur sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

In December 2008, a manufacturing, supply and transition agreement was signed with IDEXX Laboratories (IDEXX). A $1.2 million non-recurring net payment has been recorded as other income and does not impact revenue from operations. This agreement allows IDEXX to manufacture and distribute rotors compatible with the drives of IDEXX machines.

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

On April 3, 2006 we acquired Leucadia, now named Iris Molecular Diagnostics, or IMD, a development stage molecular diagnostics company. With this acquisition, we acquired significant core technology for an ultra-sensitive protein detection and novel in-vitro separation and concentration process, as well as in-process research and development for bacteria and cancer detection applications.

We have invested significant capital to acquire technologies and to increase our investment in research and development to advance our broad product pipeline in morphology, molecular diagnostics and sample processing. Research and development expense increased to $10.5 million, or 11% of revenue, in 2008 compared to $10.3 million, or 12% of revenue, in 2007. We believe these significant investments in research and development will continue to address the need for automation and improved clinical utility within the major market segments of the in vitro diagnostics market.

The following table summarizes product technology expenditures for the periods indicated:

	2008	2007	2006
	(in thousands)
Total product technology expenditures during year	$11,833	$11,365	$14,937
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	(1,178)	(970)	(376)
Less: amounts reimbursed through grants for government sponsored research and development	(164)	(135)	(1,475)

Research and development expense as reported in the consolidated statements of operations	$10,491	$10,260	$13,086

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition – Revenues are primarily derived from the sale of IVD instruments, sales of consumable supplies and services for IVD systems as well as sales of sample processing instruments and related supplies. Revenue is recognized once all of the following conditions have been met: (i) an authorized purchase order has been received in writing with a fixed and determinable sales price; (ii) customer credit worthiness has been established; and (iii) delivery of the product based on shipping terms.

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

A portion of our revenues are derived from sales-type leases as we provide lease financing to certain customers that purchase our diagnostic instruments. Leases under these arrangements are classified as investment in sales-type leases. These leases typically have terms of five years. Revenue from sales-type leases is recognized when collectibility of the minimum lease payments is reasonably predictable and no important uncertainties surround the amount of unreimbursable costs yet to be incurred by us as lessor under the lease. The minimum lease payments that accrue to our benefit as lessor are recorded as the gross investment in the lease. The difference between the gross investment in the lease and the sum of the present value of the minimum lease payments and unguaranteed residual value, accruing to our benefit as lessor, are recorded as unearned income.

We have certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as (i) those dependant on fiscal funding outside of a governmental unit’s control; (ii) those that can be cancelled if deemed in the tax payers’ best interest; and (iii) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering our historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Inventory valuation – We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts. Since the introduction of our iQ product line, the installed base of our legacy analyzers have been steadily declining and less than 40 units remain in use as of December 31, 2008. We maintain a base supply of service parts for these products. Management will periodically review the carrying value of such parts to ensure that they continue to equal or do not exceed net realizable value.

Goodwill and Core Technology – Our intangible assets consist of goodwill, which is not being amortized and core technology, which is being amortized over its useful life of 20 years. All intangible assets are subject to impairment tests on an annual or periodic basis. Goodwill is evaluated in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value, cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Core technology is evaluated for impairment using the methodology set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

At December 31, 2008, we evaluated goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with SFAS No. 142. Substantially all of the goodwill resides in the IVD reporting unit.

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

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which was issued in July 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosures required. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock based compensation – Effective January 1, 2006 we implemented the provisions of SFAS No. 123R that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we began to expense equity awards using a modified version of prospective application.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for gross profit margins which are computed on related revenue.

	Year ended December 31,
	2008		2007		2006
	(in thousands)
Revenues
IVD instruments	$35,128	37%	$33,492	40%	$29,075	40%
IVD consumables and service	46,643	49%	38,533	45%	31,755	44%
Sample Processing instruments and supplies	13,731	14%	12,281	15%	11,237	16%

Total revenues	95,502	100%	84,306	100%	72,067	100%

Gross Profit(1)
IVD instruments	15,454	44%	15,530	46%	13,461	46%
IVD consumable and service	26,506	57%	20,630	54%	15,931	50%
Sample Processing instruments and supplies	6,868	50%	6,138	50%	5,422	48%

Gross profit	48,828	51%	42,298	50%	34,814	48%

Operating expenses
Marketing and selling	15,896	17%	13,088	16%	10,696	15%
General and administrative	11,474	12%	9,997	12%	9,983	14%
Research and development, net	10,491	11%	10,260	12%	13,086	18%

Total operating expenses	37,861	40%	33,345	40%	33,765	47%

Operating income	10,967	11%	8,953	11%	1,049	1%
Other income (expense)	2,409		1,440		1,089

Income before provision for income taxes	13,376	14%	10,393	12%	2,138	3%
Provision for income taxes(2)	4,363	33%	2,844	27%	2,313	108%

Net income (loss)	$9,013	9%	$7,549	9%	$(175)	(1)%

(1)	Gross profit margin percentages are based on the related sales of each category.
(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income. During 2006, we acquired in-process research and development amounting to $5.2 million which is not deductible for tax purposes.

Comparison of Year Ended December 31, 2008 to 2007

Revenues for the year ended December 31, 2008 increased by 13% over the prior year to $95.5 million from $84.3 million in 2007. Revenues in the IVD urinalysis segment increased 14% to $81.8 million in 2008, from $72.0 million in the prior year. Sales of IVD instruments increased 5% to $35.1 million from $33.5 million in the prior year. Our unit volume of iQ analyzers sold during 2008 increased approximately 2% with the number of units sold domestically remaining constant whereas the number of units sold internationally increased 3%. Domestically, we sell the iQ microscopy analyzers separately or combined with an automated chemistry analyzer that we acquire from a Japanese company. The majority of our domestic sales are sold as combined systems. Internationally, we sell our iQ microscopy analyzer and iChem VELOCITY automated chemistry analyzer separately or combined as an iRICELL workstation since the release of the iChem VELOCITY in September 2008. Total international revenues accounted for approximately 33% of consolidated revenue during 2008 compared to 30% during 2007. Sales of IVD consumables and service increased during the year to $46.6 million from $38.5 million, an increase of 21% over 2007, primarily due to the larger installed base of instruments and the success of converting expiring warranty agreements to service agreements. Revenues from the sample processing instruments and supplies increased to $13.7 million up from $12.3 million, a 12% increase over 2007. This growth was primarily driven by the new Express 4 centrifuge partially offset by declining sales of more mature products, such as the Express 2 centrifuge.

Overall gross profit margins increased from 50% in 2007 to 51% in 2008. The gross profit margin of our IVD instruments was 44% in 2008 versus 46% in 2007, as the launch of our recently introduced iChem VELOCITY carries higher start-up manufacturing costs such as manufacturing learning curve, training and higher material costs due to small lot procurement in the initial stages. In addition, our gross margins on IVD instruments were negatively impacted by foreign currency fluctuations on purchases of ARKRAY’s chemistry analyzers which are denominated in Japanese Yen. The gross margin of our IVD consumables and service increased to 57% during 2008 compared to 54% in 2007. The consumable gross margin improvement primarily resulted from economies of scale generated by our increasing volume of urine microscopy consumables partially offset by unfavorable foreign currency fluctuations on purchases of dry chemistry strips denominated in Japanese Yen. Our chemistry strip manufacturing operation continues to operate below capacity, but we expect to improve its utilization with increased demand for our proprietary urine chemistry test strips as a result of an increasing installed base our new iChem VELOCITY automated urine chemistry analyzers in the mid to high volume segment of the urinalysis market. In addition, we experienced gross profit margin improvement in our domestic instrument service as a result of economies of scale and cost containments even with an increasing domestic installed base. Gross profit margin for our sample processing laboratory instruments and supplies segment remained constant at 50% in 2007 and 2008.

Marketing and selling expenses totaled $15.9 million, or 17% of revenues, in 2008 as compared to $13.1 million, or 16% of revenues in 2007. The increase includes additional personnel and related costs of $2.3 million, primarily relating to new product introductions, and professional and GPO fees of $354,000 and other expenses of $194,000.

General and administrative expenses amounted to $11.5 million, or 12% of revenues, in 2008, as compared to $10.0 million or 12% of revenues in 2007. This increase includes additional personnel and related costs of $1.3 million most of which is attributed to a significant investment in Information Technology staff needed to improve our business systems. In addition, our board compensation expense and corporate insurance increased by $97,000 and other corporate expenses increased by $215,000 partially offset by a reduction in professional fees for audit and SOX404 services of $100,000.

Research and development expense for the year ended 2008 amounted to $10.5 million and the year ended 2007 amounted to $10.3 million. The increase includes $1.3 million in personnel and related expenses, and an increase in clinical development related expenses of $290,000. These costs were partially offset by a reduction in iChem VELOCITY prototype and research materials totaling $503,000, a decrease in consultants, patent prosecution and other miscellaneous expenses, primarily related to the iChem VELOCITY development of $441,000 and cost reductions as a result of the shutdown of ADIR of $380,000.

Interest income during 2008 amounted to $1.2 million, a $300,000 decrease over 2007 mainly due to a lower interest rate environment on our cash balances, which our cash balances are lower due to the repurchase of our common stock during the year under our stock repurchase plans.

Income tax expense during the year amounted to 33% of pre-tax income as compared to 27% during the prior year. The increase in the income tax provision resulted from a reduction in research and development tax credits and the release of valuation allowance in the prior year. We have federal and state research and development and other tax credit carryovers totaling $3.9 million.

Other income from non recurring manufacturing transition rights of $1.2 million during 2008 related to an agreement entered with IDEXX Operations, Inc. (IDEXX), in December 2008. This manufacturing, supply and transition agreement allows IDEXX to manufacture and distribute rotors compatible with the drives of IDEXX machines, and in exchange for the manufacturing transition rights, we received $1.5 million with an offset of $268,000 related to costs associated with the manufacturing transition rights.

Comparison of Year Ended December 31, 2007 to 2006

Revenues for the year ended December 31, 2007 increased by 17% over the prior year to $84.3 million from $72.1 million in 2006. Revenues in the IVD urinalysis segment increased 18% to $72.0 million in 2007, from $60.8 million in the prior year. Sales of IVD instruments increased 15% to $33.5 million from $29.1 million in the prior year. Our unit volume of instruments sold during 2007 increased approximately 14% with the number of units sold domestically remaining constant whereas the number of units sold internationally increased 23%. Domestically, we sell the iQ microscopy analyzers separately or combined with an automated chemistry analyzer we acquire from a Japanese company. The majority of domestic sales are sold as combined systems which carry a much higher average selling price. Internationally, we sell our iQ microscopy analyzer separately or with our semi-automated chemistry analyzer, as we do not have the distribution rights for the fully automated chemistry analyzer. In 2008 we launched a fully automated chemistry analyzer, the iChem VELOCITY that was developed internally. Total international revenues accounted for approximately 30% of consolidated revenue during 2007 compared to 28% during 2006. Sales of IVD consumables and service increased during the year to $38.5 million from $31.8 million, an increase of 21% over 2006, primarily due to the larger installed base of instruments and the success of converting warranty agreements to service agreements. In addition, we continue to service and support the installed base of legacy systems discontinued in 2004. Revenues from the sample processing instruments and supplies increased to $12.3 million up from $11.2 million, a 9% increase over 2006 as this business segment has increased in almost all of its core Express product lines.

Overall gross profit margins increased from 48% in 2006 to 50% in 2007. The gross profit margin of our IVD instruments was 46% in 2007 and 2006, as our increased unit volume was derived almost entirely from the sale of lower margin international units. The gross margin of our IVD consumables and services increased to 54% during 2007 compared to 50% in 2006. The increase resulted from the continued leveraging of our German chemistry strip manufacturing operation, although it continues to operate below capacity until we launch of our new automated urine chemistry analyzer in 2009. In addition, gross profit margin improvement can be attributed to cost improvements in our services area. Gross profit margin for our sample processing laboratory instrument and supply segment increased from 48% in 2006 to 50% as a result of increased volume and cost saving initiatives.

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

Research and development expense for the year ended 2007 amounted to $10.3 and the year ended 2006 amounted to $13.1 million of which $5.2 million represents the purchased in-process research and development expenses booked in the second quarter of 2006 relating to the acquisition of Leucadia Technologies, Inc. The year ended 2007 includes the cost of closing down the ADIR subsidiary, which amounted to approximately $163,000. Our spending in 2007, excluding the purchased in-process research and development, increased by $2.4 million and included higher payroll and related costs of $615,000, increased facility costs of $94,000, and incremental materials and supplies spending for our new chemistry analyzer amounting to $695,000. These costs were partially offset by incremental capitalized software development expenditures of $594,000 relating to our new products. Research and development expenses were net of reimbursed costs received by governmental grants from our ADIR subsidiary, which amounted to $135,000 and $1.5 million for the 2007 and 2006, respectively.

Interest income during 2007 amounted to $1.5 million, a $400,000 increase over 2006 and relates to our continued investment of excess cash during the year as well as interest earned on lease financing from the sale of instruments to customers. Our sales-type lease financings increased to $9.3 million at December 31, 2007 compared to $8.9 million the prior year.

Income tax expense during the year amounted to 27% of pre-tax income as compared to 108% during the prior year. The decrease in the income tax provision resulted from the exclusion of $5.2 million for purchased in-process research and development not deductible for tax purposes in the prior year. The tax provision continues to be primarily a non-cash expense, since we have significant deferred tax assets relating to tax loss carryforwards and research and development tax credits. Our federal tax loss carryforward amounts to approximately $2.1 million as of December 31, 2007. In addition, we also have research and development and other tax credit carryovers totaling $2.4 million, net of valuation allowances.

Contractual Obligations and Commercial Commitments

The following table aggregates our expected minimum contractual obligations and commitments subsequent to December 31, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)*
Operating lease commitments	$6,682	$1,803	$2,759	$1,338	$782

*	Not included in the table above are normal recurring accounts payable or accrued expenses which are presented on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At December 31, 2008, our cash and cash equivalents amounted to $24.4 million compared to $28.1 million at December 31, 2007.

Adverse macro economic forces have been impacting our selling markets and the credit markets of our customers. Although the impact thus far has been relatively mild, we continue to face the following challenges: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars, and a significant increase in requests for quotes for operating leases. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, or could lead to installment cash collections that will affect our liquidity and capital resources.

Operating Cash Flows. Cash flow provided by operations for the year ended December 31, 2008 improved to $13.4 million compared to cash provided by operations of $7.1 million during the prior year. In addition to a net income increase of $1.5 million, our improvement includes non-cash items consisting of higher depreciation and amortization of $506,000 and tax benefits from stock option exercises of $736,000. In addition, cash flow was positively impacted by a $2.5 million reduction in inventories, $512,000 reduction in investment in sales-type leases, an increase of $3.0 million in accounts payable and accrued expenses and a $586,000 increase in deferred service contract revenue. We experienced a $1.3 million increase in accounts receivable and a $1.7 million increase in prepaid expense and other current assets which offset the positive cash flow. The sources of cash were partially offset by a decrease of deferred taxes of $236,000.

The number of days sales in accounts receivable increased to 77 days at the end of 2008 compared to 70 days for the prior year end. The number of days sales in accounts receivable varies and extends due to the greater volume of international customers.

Our cash flow has been favorably affected by tax credit carry forwards and tax loss carry forwards. As of December 31, 2008, we have federal and state tax credit carry forwards of $1.8 million and $2.1 million, respectively, net of valuation allowances. We continue to realize tax deductions from the exercise of certain stock options. During the year ended December 31, 2008, we realized cumulative excess tax deductions of approximately $1.9 million relating to this item. During the year ended December 31, 2008, we paid federal and state taxes of $1.6 million and $620,000, respectively.

Investing Activities. Cash used in investing activities totaled $6.6 million in 2008, a $1.5 million increase over the prior year period primarily as a result of our purchase of short term marketable securities of $1.7 million with a partial offset of a $350,000 decrease in purchases of property and equipment.

Financing Activities. Cash used in financing activities totaled $10.6 million during the year ended December 31, 2008, primarily from the repurchase of common stock for retirement in the amount of $13.1 million and a reduction in tax deduction benefits from the exercise of stock options of $736,000 with an offset being the issuance of common stock of $679,000 over the prior year.

We currently have a credit facility with a commercial bank, which was renewed in May 2008, consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of December 31, 2008, there were no borrowings under the new credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of December 31, 2008, we were in compliance with these covenants.

In November 2007, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which allows us to sell up to $125 million in common stock, preferred stock or debt securities from time to time. In December 2007, the shelf registration statement was declared effective. As of December 31, 2008, no securities had been issued pursuant to this registration statement.

On March 3, 2008, our board of directors authorized a share repurchase and retirement plan of up to $15 million of our common stock over a 12-month period. Under this plan, we repurchased 492,068 shares of common stock for approximately $5,748,000. On July 25, 2008, our board of directors terminated the share repurchase and retirement plan. On November 21, 2008, our board of directors authorized a second share repurchase and retirement plan of up to $10 million of our common stock over a 12-month period. As of December 31, 2008, under this second plan, we repurchased 491,511 shares of common stock for approximately $6,160,000.

On September 11, 2008, our Chief Executive Officer exercised a stock option to purchase an aggregate of 130,000 shares of common stock with an exercise price of $4.34 per share, on a net issue basis in a transaction approved by the compensation committee of our board of directors. We issued 62,081 shares of common stock to our Chief Executive Officer, and retained 67,919 shares of common stock with an aggregate market value of $1,219,000 based on the last closing price of our common stock immediately prior to exercise of $17.95 per share. Of this amount, $564,000 was applied in payment of the aggregate exercise price of the stock options and

$655,000 was applied in payment of payroll taxes arising from the option exercise. These options had a term expiring on November 18, 2008.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.

Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133” (SFAS 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhance disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and hedging Activities, and related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact to our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP SFAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. We will evaluate the potential impact of FSP SFAS 142-3 on acquisitions on a prospective basis.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This is intended to improve financial reporting by indentifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of present fairly in Conformity with Generally Accepted Accounting Principles.” Currently, there is no impact of the adoption of SFAS 162 on our consolidated financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at December 31, 2008, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and other short-term investments, and the market value of these investments fluctuate based on changes in interest rates.

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

To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we periodically purchase foreign currency forward contracts. During the year ended December 31, 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.6 million, respectively. As of December 31, 2008, we do not have any remaining foreign currency forward contracts in Japanese Yen or Euros.

Off-Balance Sheet Arrangements

At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of IRIS International, Inc.

Chatsworth, California

We have audited the accompanying consolidated balance sheets of IRIS International, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, cash flows and other comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIS International, Inc. as of December 31, 2008 and 2007, and the results of its operations, cash flows and its other comprehensive income for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income taxes, an interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IRIS International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009, expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

Los Angeles, California

March 5, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of IRIS International, Inc.

Chatsworth, California

We have audited IRIS International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IRIS International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IRIS International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IRIS International, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, cash flows and other comprehensive income for each of the three years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/     BDO SEIDMAN LLP

Los Angeles, California

March 5, 2009

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	At December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$24,445	$28,145
Short-term investments in marketable securities	2,157	300
Accounts receivable, net of allowance for doubtful accounts and sales returns of $445 and $436 at December 31, 2008 and 2007, respectively	20,261	16,075
Inventories	9,957	9,886
Prepaid expenses and other current assets	2,512	707
Investment in sales-type leases	3,204	2,660
Deferred tax asset	3,727	3,368

Total current assets	66,263	61,141
Property and equipment, net of accumulated depreciation of $8,923 and $7,306 at December 31, 2008 and 2007, respectively	9,678	8,661
Goodwill	2,450	2,450
Core Technology, net of accumulated amortization of $254 and $157 at December 31, 2008 and 2007, respectively	1,544	1,634
Software development costs, net of accumulated amortization of $2,322 and $1,729 at December 31, 2008 and 2007, respectively	2,291	1,764
Deferred tax asset	1,811	3,568
Investment in sales-type leases	5,957	6,613
Other assets	644	559

Total assets	$90,638	$86,390

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,299	$4,289
Accrued expenses	6,475	5,713
Deferred service contract revenue	1,936	1,454

Total current liabilities	14,710	11,456
Deferred service contract revenue, long term	18	—

Total liabilities	14,728	11,456
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value
Authorized: 50 million shares; Issued and outstanding: 18,036 shares and 18,601 shares at December 31, 2008 and 2007, respectively	180	186
Preferred Stock, $0.01 par value; Authorized 1.0 million shares:
Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	83,646	84,289
Other comprehensive income	415	345
Accumulated deficit	(8,331)	(9,886)

Total stockholders’ equity	75,910	74,934

Total liabilities and stockholders’ equity	$90,638	$86,390

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years ended December 31,
	2008	2007	2006
Sales of IVD instruments	$35,128	$33,492	$29,075
Sales of IVD consumables and service	46,643	38,533	31,755
Sales of sample processing instruments and supplies	13,731	12,281	11,237

Total revenues	95,502	84,306	72,067

Cost of goods – IVD instruments	19,674	17,962	15,614
Cost of goods – IVD consumables and service	20,137	17,903	15,824
Cost of goods – sample processing instruments and supplies	6,863	6,143	5,815

Total cost of goods sold	46,674	42,008	37,253

Gross profit	48,828	42,298	34,814

Marketing and selling	15,896	13,088	10,696
General and administrative	11,474	9,997	9,983
Research and development, net	10,491	10,260	13,086

Total operating expenses	37,861	33,345	33,765

Operating income	10,967	8,953	1,049
Other income (expense):
Interest income	1,180	1,498	1,068
Interest expense	(11)	(10)	(18)
Manufacturing transition rights	1,232	—	—
Other income (expense)	8	(48)	39

Income before provision for income taxes	13,376	10,393	2,138
Provision for income taxes	4,363	2,844	2,313

Net income (loss)	$9,013	$7,549	$(175)

Basic net income (loss) per share	$0.49	$0.42	$(0.01)

Diluted net income (loss) per share	$0.48	$0.40	$(0.01)

Weighted average number of common shares outstanding – basic	18,246	18,187	17,855

Weighted average number of common shares outstanding – diluted	18,728	18,749	17,855

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

	Shares	Amount
Balance, January 1, 2006	17,352	$173	$70,309	$—	$(16,713)	$53,769
Common stock issued on exercise of options	301	3	1,380	—	—	1,383
Tax benefit from stock option exercises	—	—	866	—	—	866
Restricted stock grants to employees	105	1	(1)	—	—	—
Common stock issued under employee stock purchase plan for cash	16	—	135	—	—	135
Stock issued in acquisition of business	272	3	4,997	—	—	5,000
Translation adjustment, net of tax	—	—	—	48	—	48
Stock based compensation expense	—	—	1,540	—	—	1,540
Net loss for year	—	—	—	—	(175)	(175)

Balance, December 31, 2006	18,046	180	79,226	48	(16,888)	62,566
Adjustment to deferred tax benefits on tax credits (FIN 48 adjustment)	—	—	—	—	(547)	(547)
Common stock issued on exercise of options	437	4	2,068	—	—	2,072
Restricted stock grants to employees	64	1	(1)	—	—	—
Stock issued in acquisition of business	52	1	—	—	—	1
Tax benefit from stock option exercises	—	—	1,496	—	—	1,496
Common stock issued under employee stock purchase plan	2	—	26	—	—	26
Translation adjustment, net of tax	—	—	—	297	—	297
Stock based compensation expense	—	—	1,474	—	—	1,474
Net income for year	—	—	—	—	7,549	7,549

Balance, December 31, 2007	18,601	$186	$84,289	$345	$(9,886)	$74,934

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2007	18,601	$186	$84,289	$345	$(9,886)	$74,934
Common stock issued on exercise of options	369	4	1,808	—	—	1,812
Restricted stock grants to employees	119	1	(1)	—	—	—
Tax benefit from stock option exercises	—	—	760	—	—	760
Translation adjustment, net of tax	—	—	—	70	—	70
Stock based compensation expense	—	—	2,467	—	—	2,467
Purchase of common stock for retirement	(1,053)	(11)	(5,677)	—	(7,458)	(13,146)
Net income for year	—	—	—	—	9,013	9,013

Balance, December 31, 2008	$18,036	$180	$83,646	$415	$(8,331)	$75,910

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$9,013	$7,549	$(175)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Non-cash in-process research and development charge	—	—	5,180
Loss on disposal of fixed assets	185	—	—
Deferred taxes	2,158	2,394	1,853
Excess tax benefit from stock based payout arrangement	(760)	(1,496)	(866)
Depreciation and amortization	3,127	2,621	2,142
Common stock and stock based compensation	2,467	2,440	1,540
Changes in operating assets and liabilities:
Accounts receivable	(4,186)	(2,909)	(1,292)
Inventories	(71)	(2,528)	827
Prepaid expenses and other assets	(1,890)	(241)	519
Investment in sales-type leases	112	(400)	(1,577)
Accounts payable	2,010	493	(667)
Accrued expenses	762	(701)	2,226
Deferred service contract revenue	500	(86)	32

Net cash provided by operating activities	13,427	7,136	9,742

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(3,560)
Acquisition of property and equipment	(3,588)	(3,938)	(4,044)
Software development costs capitalized	(1,178)	(970)	(376)
Purchase of short-term investments in marketable securities	(1,857)	(300)	—
Sale of short-term investments in marketable securities	—	132	15,844

Net cash (used in) provided by investing activities	(6,623)	(5,076)	7,864

Cash flows from financing activities:
Issuance of common stock and warrants for cash	1,812	1,133	1,518
Repurchase of common stock	(13,146)	—	—
Tax benefit from stock option exercises	760	1,496	866
Borrowings under line of credit	—	—	3,000
Repayments of line of credit	—	—	(3,000)

Net cash (used in) provided by financing activities	(10,574)	2,629	2,384

Effect of exchange rate changes on cash and cash equivalents	70	297	—

Net (decrease) increase in cash and cash equivalents	(3,700)	4,986	19,990
Cash and cash equivalents at beginning of year	28,145	23,159	3,169

Cash and cash equivalents at end of year	$24,445	$28,145	$23,159

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and common stock warrants	$—	$—	$1,553
Issuance of common stock and deferred stock units to acquire subsidiary	$—	$—	$5,000

In September 2008, stock options for 130,000 shares of common stock were exercised pursuant to a net cashless exercise and therefore no cash was received, resulting in the issuance of 62,081 shares of common stock.

During the year ended December 31, 2008, the Company disposed of property and equipment with a cost and accumulated depreciation of $957,000 and $773,000, respectively.
During the year ended December 31, 2007, the Company disposed of property and equipment with a cost and accumulated depreciation of $2.3 million.
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,200	$948	$47
Cash paid for interest	$11	$10	$18

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year ended December 31,
	2008	2007	2006
Net income (loss)	$9,013	$7,549	$(175)
Foreign currency translation, net of tax	70	297	48

Comprehensive income (loss)	$9,083	$7,846	$(127)

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company History

IRIS International, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. The Company designs, develops, manufactures and markets in vitro diagnostic (“IVD”) products, including IVD imaging systems based on patented and proprietary neural network-based Automated Particle Recognition (APR™) software to enable high-speed digital processing to classify and display images and describe the morphology of microscopic particles, urine chemistry analyzer and related chemistry test strips and accessories, molecular diagnostics assays based on our Nucleic Acid Detection Immuno-Assay (NADiA) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures and DNA processing performed in clinical laboratories.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying allowance for doubtful accounts, inventory reserves, the useful lives, fair value and recoverability of carrying value of long-lived and intangible assets, including goodwill, unearned income on sales-type-leases, estimated provisions for warranty costs, laboratory information system implementations, currency hedges for foreign purchases and deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

Principles of Consolidation

Our consolidated financial statements include the accounts of IRIS International, Inc. and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.

Investments in Marketable Securities

In 2008, we adopted SFAS No. 157, “Fair Value Measurement” (SFAS 157), for assets and liabilities measured at fair value on a recurring basis. SFAS 157, defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investments in marketable securities primarily include highly liquid government securities and an auction rate security. These securities are carried at cost which approximates fair value due to their highly liquid nature. Of the $2,157 carrying value of investments at December 31, 2008, and in accordance with the fair value hierarchy contained in SFAS 157, $1,857 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $300 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.

Investments in marketable securities are classified and accounted for as available-for-sale (AFS) at December 31, 2008 and 2007. AFS marketable securities are recorded at fair value for short-term investments. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date.

Investments include auction rate securities with maturity dates greater than three months when purchased, which have readily determined fair values, bonds, short-term commercial paper and certificates of deposits Auction rate securities are recorded at par value, which equals fair market value, as the rates on such securities reset generally every 7, 28, or 35 days.

Accounts Receivable

The Company sells predominantly to entities in the health care industry. The Company grants uncollateralized credit to customers, primarily hospitals, clinical and research laboratories, and distributors. The Company performs ongoing credit evaluations of customers’ financial conditions before granting uncollateralized credit. Although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. No single customer accounts for 10% or more of the Company’s consolidated revenues or 10% or more of the Company’s accounts receivable at the balance sheet date.

Accounts receivable are carried at original invoice amount less allowances made for sales markdowns, returns and doubtful accounts. Accounts receivables are customer obligations due under normal trade terms. Despite the Company’s stated trade terms, several customers are subject to reimbursement delays attributed to government and third party payer compliance and regulation issues. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Receivables are written off when deemed uncollectible.

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

Goodwill and Core Technology

The Company’s intangible assets consist of goodwill, which is not being amortized, and core technology, which is being amortized over its useful life of 20 years. All intangible assets are subject to impairment tests on an annual or periodic basis. Goodwill is evaluated in accordance with Statement of Financial Accounting

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standards No. 142, Goodwill and Other Intangibles (SFAS No. 142), based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value, cash flow and profitability projections. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Core technology is evaluated for impairment using the methodology set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

As of December 31, 2008 and December 31, 2007, we had goodwill of approximately $2.5 million for both dates and core technology intangible assets of $1.5 million and $1.6 million, respectively. During the years ended December 31, 2008 and 2007, no goodwill or other intangible impairment was recorded.

Amortization expense of the core technology intangible asset totaled $90,000, $89,000 and $67,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet our design specifications are completed, and concludes capitalization when the product is ready for general release. Research and development costs relating to software development are expensed as incurred. Amortization of capitalized software development costs is provided on a product-by-product basis at the greater of the amount computed using (i) the ratio of current revenues for a product to the total of current and anticipated future revenues or (ii) the straight-line method over the remaining estimated economic life of the product up to five years.

Total software development costs capitalized totaled $1,178,000, $970,000 and $376,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense of software development costs totaled $651,000, $593,000 and $559,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Impairment of Long-Lived Assets

The Company will identify and record impairment losses for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets at December 31, 2008, 2007 and 2006.

Revenue recognition

For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectibility is reasonably assured. When a customer enters into an operating-type lease agreement, hardware revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried in customer leased equipment within property,

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plant and equipment and amortized over its estimated useful life. Under a sales-type lease agreement, hardware revenue is generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Instrument costs under a sales-type lease agreement are recognized at the time of shipment. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under a contract. For those instrument sales that include multiple deliverables, such as instruments, training, consumables and service, we allocate revenue based on the relative fair values of the individual component sold separately, as determined in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21.

The Company’s accounting for leases involves specific determinations under SFAS No. 13 “Accounting for Leases” (SFAS 13), which often involve complex provisions and significant judgments. The four criteria of SFAS 13 that the Company uses in the determination of a sales-type lease or operating-type lease are: (i) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; (ii) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; (iii) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and (iv) determination of whether or not the lease contains a bargain purchase option.

Additionally, before classifying a lease as a sales-type lease, the Company assesses whether collectability of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Generally, the Company’s leases that qualify as sales-type lease are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

The economic life of the Company’s leased instrument and its fair value require significant accounting estimates and judgment. These estimates are based on the Company’s historical experience. The most objective measure of the economic life of the Company’s leased instrument is the original term of a lease, which is typically five years, since a majority of the instruments are returned by the lessee at or near the end of the lease term and there is not a significant after-market for our used instruments without substantial remanufacturing. The Company believes that this is representative of the period during which the instrument is expected to be economically usable, with normal service, for the purpose for which it is intended. The Company regularly evaluates the economic life of existing and new products for purposes of this determination.

The fair value of the Company’s leased instruments is determined by a range of cash selling prices which we deem to be verifiable objective evidence. The Company regularly evaluates available objective evidence of instrument fair values using historical data.

The Company has certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as: (i) those dependant on fiscal funding outside of a governmental unit’s control; (ii) those that can be cancelled if deemed in the tax payers’ best interest; or (iii) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering the Company’s historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

The Company recognizes revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shipping and Handling Costs

The Company records shipping and handling costs billed to customers as a component of revenue. Costs to distribute products to customers, including inbound and outbound freight, and other shipping and handling activities are included in cost of goods sold in accordance with Emerging Issues Task Force (EITF) issue No. 00-10, Accounting for Shipping and Handling Fees and Cost.

Total shipping and handling costs included as a component of revenue for the years ended December 31, 2008, 2007 and 2006 amounted to approximately $964,000, $1,453,000 and $1,573,000, respectively. Total shipping and handling costs included as a component of cost of sales amounted to $2,343,000, $2,310,000 and $2,029,000 for years ended December 31, 2008, 2007 and 2006, respectively.

Warranties

The Company recognizes warranty expense, based on management’s estimate of expected cost, as an accrued liability at the time of sale. The Company regularly reevaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Warranty expense was approximately $921,000, $1,262,000 and $1,118,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Advertising Expenditures

Advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 amounted to $234,000, $264,000 and $483,000, respectively.

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

From time to time the Company receives grants from agencies of the U.S. Government. The Company does not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, we retain ownership of any intellectual property that results from the research and development and the U.S. Government agency receives a right to use the results of the research for government projects. The Company received cost reimbursements of $164,000, $135,000 and $1,475,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), which was issued in July 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosures required. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Foreign Currency Translation

The statement of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as other comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short term investments in marketable securities, accounts receivable, investment in sales-type leases, accounts payable, accrued expenses and deferred service contract revenues approximate fair value due to their short maturity. The carrying amount of our long-term liabilities also approximates fair value based on interest rates currently available to us for debt of similar terms and remaining maturities.

Earnings Per Share

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings per share.” Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the years ended December 31, 2008, 2007 and 2006 were 715,000, 419,000 and 2,047,000, respectively. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Basic weighted common shares outstanding	18,246	18,187	17,855
Effect of dilutive securities
Stock options	366	494	—
Restricted common shares	80	31	—
Warrants	36	37	—

Diluted weighted common shares outstanding	18,728	18,749	17,855

Stock Based Compensation

The Company accounts for stock based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the adoption of SFAS No. 123R, the Company’s results for the years ended December 31, 2008, 2007 and 2006 include incremental share-based compensation expense totaling $2,464,000, $1,457,000 and $992,000, respectively. In addition the Company’s results include share-based compensation expense of $3,000, $17,000 and $548,000 relating to stock issuances under our Employee Stock Purchase Plan for the years ended December 31, 2008, 2007 and 2006, respectively. Accordingly, the Company’s total stock based compensation totaled $2,467,000, $1,474,000 and $1,540,000 for the years ended December 31, 2008, 2007 and 2006. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements amounted to $987,000, $590,000 and $616,000 for the years ended December 31, 2008, 2007, and 2006 respectively.

Foreign Currency Hedge

The Company conducts business in certain foreign markets, primarily in the European Union and Asia. To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we periodically purchase foreign currency forward contracts. The Company does not speculate in these hedging instruments in order to profit from foreign currency exchanges; nor does it enter into trades for which there are no underlying exposures.

Under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. This process includes relating the forward contracts that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged of the hedged items.

During the year ended December 31, 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.6 million, respectively. As of December 31, 2008, the Company does not have any remaining foreign currency forward contracts in Japanese Yen or Euros. The contracts were to hedge purchases of product in those countries and the results of these forwards are included in cost of sales.

Segment Reporting

The Company determines and discloses industry segments in accordance with SFAS No. 131; “Disclosures about Segments of an Enterprise and Related Information,” which uses a “management” approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. See Note 19 – “Segment and Geographic Information”.

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

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives most of our revenues from the sale of the urinalysis analyzers, and related supplies and services. Relatively modest declines in unit sales or gross margins could have a material adverse effect on our revenues and profits.

Certain of the Company’s components are obtained from outside vendors, and the loss or breakdown of our relationships with these outside vendors could subject us to substantial delays in the delivery of our products to our customers. Furthermore certain key components of the Company’s instruments and certain consumables are manufactured by only one supplier. For example, ARKRAY is the single source supplier for our line of urine chemistry analyzers and related consumable products and spare parts. Because this supplier is the only vendor with which we have a relationship for the particular components, the Company may be unable to sell products if this supplier becomes unwilling or unable to deliver components meeting our specifications. The Company’s inability to sell products to meet delivery schedules could have a material adverse effect on its reputation in the industry, as well as its financial condition and results of operation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No.133” (SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires us to provide enhance disclosures about: (i) how and why we use derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and hedging Activities, and related interpretations; and (iii) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact to the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows used to measure the fair value of the asset under SFAS 141 (R) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company will evaluate the potential impact of FSP SFAS 142-3 on acquisitions on a prospective basis.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of present fairly in Conformity with Generally Accepted Accounting Principles.” Currently, there is no impact of the adoption of SFAS 162 on the Company’s consolidated financial position, results of operations and cash flows.

3. Acquisitions

On April 3, 2006 the Company acquired the stock of Leucadia Technologies, Inc., a development stage molecular diagnostics company. With this acquisition the Company acquired significant core technology for an ultra-sensitive immunoassay process and novel in-vitro separation and concentration process as well as in-process research and development for bacteria and cancer detection applications.

Pursuant to the acquisition agreement the Company paid $3.3 million of cash, 272,375 shares of its common stock, valued at $4.2 million, deferred stock units for 51,879 shares of IRIS common stock valued at $800,000 and $230,000 of transaction fees. The Company’s common stock and deferred stock units were valued based on the average closing market price of the Company’s common stock a few days before and a few days following the acquisition. In addition, we will issue up to 108,950 shares of the Company’s common stock and deferred stock units for 20,752 shares of the Company’s common stock as earn-out consideration if certain regulatory and sales milestones are achieved. As of December 31, 2008, the earn-out consideration were not yet achieved and will expire on December 31, 2009. The acquisition was accounted for as a purchase with the allocation, based on fair value, as follows:

2006
(In thousands)
Cash and cash equivalents	$2
Fixed assets	21
Core Technology	1,790
Goodwill	2,231

Total assets acquired	$4,044

Total liabilities – deferred tax liability	$662

In-process research and development expense	$5,180

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited condensed consolidated pro forma statement of operations data shows the results of the Company’s operations for the year ended December 31, 2006 as if the acquisition had occurred at the beginning of the period presented:

2006
(In thousands, except per share data)
Revenues	$70,494
Income from operations	829
Net loss	(307)
Net loss per share – diluted	(0.02)

These unaudited condensed consolidated pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of the beginning of the respective periods or the results of the Company’s future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the acquisitions.

4. Investments in Marketable Securities

In 2008, we adopted SFAS No. 157, “Fair Value Measurement” (SFAS 157), for assets and liabilities measured at fair value on a recurring basis. SFAS 157, defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability

The Company’s investments in marketable securities primarily include highly liquid government securities and an auction rate security. These securities are carried at cost which approximates fair value due to their highly liquid nature. Of the $2,157 carrying value of investments at December 31, 2008, and in accordance with the fair value hierarchy contained in SFAS 157, $1,857 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $300 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the estimated fair value of the Company’s investment in marketable securities at December 31, 2008.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Auction rate security	$300	$—	$—	$300
Government securities	1,857	—	—	1,857

	$2,157	$—	$—	$2,157

The following table presents the estimated fair value of the Company’s investment in marketable securities at December 31, 2007.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Auction rate security	$300	$—	$—	$300

The Company’s investment in the auction rate security is tied to short-term interest rates that are periodically reset through an auction process. The auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Throughout 2008, auctions relating to those types of auction rate securities have failed. An auction failure is not a default. As of December 31, 2008, the Company’s investment was carried at par value as we believe the investment approximated full value based upon comparable and similar investments. In October 2008, JP Morgan Chase reached an agreement with state and federal regulators to buy back at par value all auction rate securities from its retail customers. Due to this settlement, the Company’s brokerage company announced that beginning on January 15, 2009 they will purchase auction rate security at par value. Currently, the Company does intend to liquidate this investment at fair value and no impairment charge is required. Nevertheless, as market conditions continue to evolve the Company may take an impairment charge in the future, which may be significant.

For the years end December 31, 2008 and 2007, there were no impairment losses on the Company’s available for sale marketable securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which it invested, we believe no other then temporary impairment has occurred as the Company has the ability to hold these investments long enough to avoid realizing any significant loss.

5. Inventories

Inventories consist of the following:

	At December 31,
	2008	2007
	(In thousands)
Finished goods	$2,234	$3,237
Work-in-process	270	324
Raw materials, parts and sub-assemblies	7,453	6,325

Inventories	$9,957	$9,886

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Properties and Equipment

Property and equipment consist of the following:

	At December 31,
	2008	2007
	(In thousands)
Machinery and equipment	$9,002	$7,036
Leasehold improvements	6,003	5,810
Tooling, dies and molds	1,985	1,731
Furniture and fixtures	1,147	1,116
Rental units	459	274

	18,597	15,967
Less: accumulated depreciation and amortization	(8,918)	(7,306)

	$9,678	$8,661

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $2.4 million, $1.9 million, and $1.6 million, respectively.

7. Sales-type Leases

The components of net investment in sales-type leases consist of the following:

	At December 31,
	2008	2007
	(In thousands)
Total minimum lease payments	$10,380	$10,627
Less: unearned income	(1,219)	(1,354)

Net investment in sales-type leases	9,161	9,273
Less: current portion	(3,204)	(2,660)

Net investment in sales-type leases, non-current portion	$5,957	$6,613

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years:

(In thousands)
Year Ending December 31,
2009	$3,204
2010	2,464
2011	1,750
2012	1,132
2013	602
Thereafter	9

$9,161

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Bank Loan Agreement

The Company has a credit facility with a commercial bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. Borrowings under the credit facility are secured by all of the Company’s assets and mature in June 2010 and June of 2015, respectively.

As of December 31, 2008 and 2007, there were no borrowings under the credit facility. However, the Company is subject to certain financial and non financial covenants under the credit facility with the bank and as of December 31, 2008, the Company was in compliance with such covenants.

9. Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2008	2007
	(In thousands)
Accrued bonuses	$1,460	$988
Accrued commissions	490	498
Accrued payroll	1,034	972
Accrued vacation	1,080	961
Accrued professional fees	502	284
Accrued warranty	808	800
Accrued laboratory information system implementations	614	473
Accrued – other	487	737

	$6,475	$5,713

Changes in the accrued warranty were as follows:

	At December 31,
	2008	2007
	(In thousands)
Balance – beginning of year	$800	$1,039
Additions for provisions during year	921	1,262
Reductions during year	(913)	(1,501)

Balance – end of year	$808	$800

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The provision for income taxes from operations consists of the following:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$2,323	$1,399	$186
State	644	488	274

	2,967	1,887	460

Deferred:
Federal	1,182	1,514	3,090
Foreign	(55)	(11)	(79
State	269	(546)	(1,158

	1,396	957	1,853

	$4,363	$2,844	$2,313

Income taxes have been based on the following components of pre-tax income:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Domestic	$13,557	$10,428	$3,452
Foreign	(181)	(35)	(1,314)

	$13,376	$10,393	$2,138

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Tax provision computed at Federal statutory rate	$4,549	$3,533	$727
State taxes, net of federal benefit	499	402	213
R&D tax credits	(507)	(677)	(583)
In-process purchased R&D	—	—	1,959
Nondeductible expenses	(130)	151	594
Change in valuation allowance	(259)	(593)	(271)
Foreign branch losses	(55)	(11)	(512)
Other	266	39	186

	$4,363	$2,844	$2,313

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the Company has tax effected foreign and federal net operating loss carry forwards of approximately $818,000 and $414,000, respectively. The Company also has tax credit carry forwards of $1.8 million for federal and $2.1 million for state, net of valuation allowances.

The primary components of temporary differences, which give rise to our net deferred tax asset at December 31, 2008 and 2007, are as follows:

	At December 31,
	2008	2007
	(In thousands)
Depreciation and amortization	$(818)	$(279)
Allowance for doubtful accounts	176	189
Accrued liabilities	1,278	2,059
Deferred revenue-service contracts	14	14
Net operating loss carry forward	1,232	1,054
Tax credits	3,931	4,695
Valuation allowance	(596)	(856)
Other	321	60

	$5,538	$6,936

Realization of deferred tax assets associated with net operating losses (“NOL”), foreign losses and tax credit carry forward is dependent upon our ability to generate sufficient taxable income prior to their expiration. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. However, the Company has established a valuation allowance for NOLs, capital loss carryforward and foreign losses based on its estimate of future utilization. The Company will continue to review estimates of taxable income and will adjust the valuation allowance, when necessary.

Also, should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, its NOLs generated prior to the ownership change would be subject to an annual limitation. If this occurs, a valuation allowance may be necessary.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The Company’s consolidated financial statements for 2007 reflect the impact of FIN 48, but the consolidated financial statements for 2006 have not been restated to reflect, and do not include, the impact of FIN 48.

As a result of the initial adoption of FIN 48, the Company recognized a $547,000 reduction in its deferred tax benefit relating to federal and California tax credits for which the Company could not conclude that it is more likely than not that such tax credits will be sustainable on audit by the respective taxing authorities. As a result the Company reduced the deferred tax asset by $547,000 and recorded a charge to retained earnings as of January 1, 2007, by a like amount.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the total amount of unrecognized tax benefits, including related interest and penalties, was $998,000. The unrecognized tax benefits primarily related to uncertainties from the deductibility of certain operating expenses in various jurisdictions.

The following changes occurred in the amount of unrecognized tax benefits (including related interest and penalties) during the year ended December 31, 2008 are as follows:

(In thousands)
Balance at December 31, 2007	$616
Additions for current year tax positions	382

Balance at December 31, 2008	$998

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at December 31, 2008 and 2007, there was no impact to its effective tax rate.

11. Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the years ended December 31, 2008 and 2007 includes incremental share-based compensation expense as follows:

	For the years ended December 31,
	2008	2007	2006
	(In thousands)
Cost of sales	$341	$273	$245
Marketing and selling	398	162	236
General and administrative	1,210	628	778
Research and development	518	411	281

Stock-based compensation	$2,467	$1,474	$1,540

Income tax benefit	$(987)	$(590)	$(616)

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

As of December 31, 2008, the Company had stock option plans under which we may grant future non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under and stock option plans. On July 13, 2007, the Company’s stockholders approved the adoption of the IRIS International, Inc. 2007 Stock Incentive Plan, which authorizes the issuance of up to 1,750,000 shares of our common stock pursuant to equity awards granted under the plan.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under our existing stock option plans as of December 31, 2008:

	Number of Option Shares
Plan	Authorized	Exercised	Outstanding	Available for Grant
	(In thousands)
1994 Plan	700	669	31	—
1998 Plan	4,100	2,509	1,294	511
2007 Plan	1,750	—	649	910

	6,550	3,178	1,974	961

In addition to the above, as of December 31, 2008 there were no stock options outstanding to purchase shares of common stock that were issued in 2003 under special inducement grants.

The following table sets forth certain information relative to stock options during the three years ended December 31, 2008.

	Shares	Weighted Average Exercise Price	Average Intrinsic Value
	(In thousands, except for per share)
Outstanding at January 1, 2006	1,717	$6.89
Granted	569	$16.55
Exercised	(301)	$4.59
Canceled or expired	(12)	$18.26

Outstanding at December 31, 2006	1,973	$9.98
Granted	558	$13.19
Exercised	(437)	$4.74
Canceled or expired	(233)	$14.12

Outstanding at December 31, 2007	1,861	$11.62
Granted	502	$13.03
Exercised	(369)	$4.90
Canceled or expired	(20)	$11.47

Outstanding at December 31, 2008 average remaining life – 3.3 years	1,974	$13.24	$5,310
Exercisable at December 31, 2008, average remaining life – 2.9 years	1,118	$13.06	$3,996

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $4.48, $4.29, and $5.76, respectively. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $4,073,000, $4,994,000 and $3,555,000, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31, 2008. Total intrinsic value of options exercised for the year ended December 31, 2008 amounted to $4,073,000. As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was $2,870,000.

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

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Risk free interest rate	2.4%	4.4%	4.6%
Expected lives (years)	3.0	3.0	3.0
Expected volatility	48%	46%	47%
Expected dividend yield	—	—	—

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

A summary of our non-vested stock options during the year ended December 31, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested options at January 1, 2008	715	$14.49
Granted	502	$13.03
Vested	(346)	$14.90
Forfeited or expired	(15)	$14.26

Non-vested options at December 31, 2008	856	$13.48

As of December 31, 2008, there was approximately $2,870,000 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the stock option plans. That cost is expected to be recognized during the weighted average service period of 2.8 years. The share-based compensation will be amortized based on the straight line method over the vesting period and the expense includes an estimate of the awards that will be forfeited. The total fair value of shares vested during the year ended December 31, 2008 was $339,000.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Shares

The Company began awarding restricted shares of our common stock in 2006. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted shares activity during the year ended December 31, 2008 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except for per share)
Unvested at January 1, 2008	136	$14.64
Granted	130	$13.15
Vested during period	(53)	$14.49
Cancelled during period	(11)	$12.95

Unvested at December 31, 2008	202	$13.81

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of December 31, 2008, total unrecognized stock-based compensation expense related to non vested restricted share grants was $2,102,000 which is expected to be recognized over the remaining weighted average period of approximately 2.7 years.

12. Capital Stock – Warrants

At December 31, 2008, there were warrants outstanding to purchase 74,300 shares of common stock at $7.80 per share. These warrants are exercisable and will expire April 23, 2009. During the years ended December 31, 2008, 2007 and 2006, no warrants were issued, exercised, cancelled or expired.

13. Common Stock Repurchase Plan

On March 3, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $15 million of the Company’s common stock over a 12-month period. Under this plan the Company repurchased 492,068 shares of our common stock for approximately $5,748,000. On July 25, 2008 the Company’s board of directors terminated the share repurchase and retirement plan.

On November 21, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $10 million of the Company’s common stock over a 12-month period. As of December 31, 2008, the Company repurchased 491,511 shares of common stock for approximately $6,160,000. Subsequent to December 31, 2008, the Company repurchased an additional 250,800 of common stock for approximately $2,500,000 under the plan.

On September 11, 2008, the Company’s Chief Executive Officer exercised a stock option to purchase an aggregate of 130,000 shares of common stock with an exercise price of $4.34 per share, on a net issue basis in a transaction approved by the compensation committee of the Company’s board of directors. The Company issued 62,081 shares of common stock to its Chief Executive Officer, and retained 67,919 shares of common stock with an aggregate market value of $1,219,000 based on the last closing price of the common stock immediately prior to exercise of $17.95 per share. The amount $564,000 was applied in payment of the aggregate exercise price of the stock options and $655,000 was applied in payment to payroll taxes arising from the option exercise. These options had a term expiring on November 18, 2008.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Employee Benefits

All employees are eligible to participate in a 401(k) Plan at the beginning of the first quarter following their employment start date. The Company’s contributions are discretionary. Effective January 1, 2006 we commenced matching $0.50 per $1 contributed by the employees up to 4% of the employee’ annual salary, prior to 2006 the Company’s practice was to match $0.25 per $1 contributed by the employees up to 4% of the employees’ annual salary. Employees vest in amounts contributed by the Company immediately. The Company contributed $312,000, $256,000 and $223,000 to the 401(k) Plan for the years ended December 31, 2008, 2007, and 2006, respectively.

15. Manufacturing Transition Rights

On December 30, 2008, the Company entered into a manufacturing, supply and transition agreement (“manufacturing transition rights”) with IDEXX Operations, Inc. Under this agreement, the Company sold its exclusive rights to manufacture and distribute rotors compatible with the drives of IDEXX machines to IDEXX. The Company received a nonrecurring $1.5 million payment, which was offset by $268,000 related to costs associated with the manufacturing transition rights. The $1.5 million payment was classified as other income and does not impact revenue from operations, as this payment is not contingent upon any significant action by the Company.

During the transition period, the Company will provide IDEXX with its know how related to the manufacturing of the rotors and will manufacture any rotors needed by IDEXX. Prices for these transition services and rotors are exclusive of the aforementioned nonrecurring payment. We expect this transition period to be completed by mid 2009.

In addition, IDEXX owns the rights to manufacture the rotors without any further involvement or commitment from the Company. Commencing in January 2014 and continuing through December 2020, if IDEXX uses this manufacturing technology, a royalty fee for each rotor unit sold will be assessed.

16. Shelf Registration

In November 2007, the Company filed a Form S-3 shelf registration statement (“$125 million shelf”) to provide for financial flexibility. The $125 million shelf allows the Company to issue common stock, preferred stock and debt securities of the Company. Under the $125 million shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. In December 2007, the Form S-3 registration statement was declared effective. As of December 31, 2008, no securities had been issued under the $125 million shelf.

17. Commitments and Contingencies

Leases

The Company leases real property, automobiles and equipment under operating lease agreements, which expire at various times through 2015. Certain leases contain renewal options and generally require us to pay utilities, insurance, taxes and other operating expenses.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments required under operating lease agreements that have an initial term in excess of one year as of December 31, 2008, are as follows:

Operating Leases
(In thousands)
Year Ended December 31,
2009	$1,803
2010	1,740
2011	1,019
2012	694
2013	644
Thereafter	782

$6,682

Consolidated rental expense under all operating leases during the years ended December 31, 2008, 2007 and 2006 was $1,787,000, $1,553,000 and $1,359,000, respectively.

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2008 and 2007.

18. Supplier Concentration

One supplier comprised greater that 10% of the Company’s consolidated purchases. Consolidated purchases from this supplier amounted to 15%, 16%, and 15% for the years end December 31, 2008, 2007, and 2006, respectively.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under SFAS No. 131, we operate in two segments: (i) IVD and (ii) sample processing.

The IVD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of consumables and service necessary for the operation of installed urinalysis workstations. In the United States, these products are mostly sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France. The segment also includes the operations of the IMD Subsidiary.

The sample processing segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology urinalysis and DNA processing. These products are sold worldwide through distributors.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present information about reported segments for the three years ended December 31, 2008:

	IVD	Sample Processing	Unallocated Corporate Expenses	Total
	(In thousands)
For the Year Ended December 31, 2008
Revenues	$81,771	$13,731	$—	$95,502
Interest income	1,180	—	—	1,180
Interest expense	11	—	—	11
Depreciation and amortization	2,893	218	16	3,127
Other non-cash items	—	—	—	—
Segment pre-tax profit	12,223	5,113	(3,960)	13,376
Segment assets	61,092	24,008	5,538	90,638
Investment in long-lived assets	25,349	419	—	25,768

For the Year Ended December 31, 2007
Revenues	$72,025	$12,281	$—	$84,306
Interest income	1,498	—	—	1,498
Interest expense	10	—	—	10
Depreciation and amortization	2,394	212	15	2, 621
Other non-cash items	—	—	—	—
Segment pre-tax profit	12,114	3,027	(4,748)	10,393
Segment assets	60,446	19,008	6,936	86,390
Investment in long-lived assets	21,188	493	—	21,681

For the Year Ended December 31, 2006
Revenues	60,830	$11,237	$—	$72,067
Interest income	1,062	6	—	1,068
Interest expense	18	—	—	18
Depreciation and amortization	1,908	221	13	2,142
Other non-cash items	—	—	—	—
Segment pre-tax profit	4,686	2,460	(5,008)	2,138
Segment assets	49,845	16,018	8,454	74,317
Investment in long-lived assets	19,328	462	—	19,790

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $31.6 million in 2008, $25.4 million in 2007 and $20.1 million in 2006. For the year ended December 31, 2008, two customers represented 21% and 10% of international sales. For the year ended December 31, 2007, two customers represented 22% and 11% of international sales. For the year ended December 31, 2006, two customers represented 16% and 13% of international sales.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Valuation and Qualifying Accounts

	Beginning Balance	Charged To Cost and Expenses	Additions Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Year Ended December 31, 2008
Allowance for doubtful accounts	$401	$26	—	$(17	)(1)	$410
Allowance for sales returns	35	0	—	(0	)(1)	35
Reserve for inventory obsolescence	623	462	—	(239	)(1)	846
Valuation of deferred tax assets	856	—	—	(260	)(2)	596

Year Ended December 31, 2007
Allowance for doubtful accounts	$483	$14	—	$(96	)(1)	$401
Allowance for sales returns	205	6	—	(176	)(1)	35
Reserve for inventory obsolescence	881	250	—	(508	)(1)	623
Valuation of deferred tax assets	1,510	—	—	(654	)(2)	856

Year Ended December 31, 2006
Allowance for doubtful accounts	$231	$507	—	$(255	)(1)	$483
Allowance for sales returns	57	148	—	—		205
Reserve for inventory obsolescence	889	—	—	(8	)(1)	881
Valuation of deferred tax assets	1,781	—	—	(271	)(2)	1,510

(1)	Relates to the write-off of accounts receivable, return of merchandise, disposal of obsolete inventory or specific portion of the accounts receivable reserve or reserve for sales returns no longer needed.
(2)	Valuation adjustment relating to realization of deferred tax assets.

21. Selected Quarterly Data (Unaudited)

The following table summarizes certain financial information by quarter:

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues	$21,607	$23,783	$23,424	$26,688
Gross profit	11,604	12,339	11,802	13,083
Net income(1)	1,821	2,205	1,618	3,369
Net income per share – basic	0.10	0.12	0.09	0.19
Net income per share – diluted	0.10	0.12	0.09	0.18

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues(2)	$20,511	$21,349	$20,563	$21,883
Gross profit	10,008	10,766	10,767	10,757
Net income	1,462	1,790	1,618	2,679
Net income per share – basic	0.08	0.10	0.09	0.15
Net income per share – diluted	0.08	0.10	0.09	0.14

(1)	2008 results include the one-time gain related to the $1.2 million net payment to IRIS as part of the manufacturing transition rights agreement signed with IDEXX Laboratories in December 2008.
(2)	The consolidated net revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $389,000, $372,000, $372,000 and $320,000 for the each quarters ended December 31, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Based on their evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were effective.

Management’s Annual Report on Internal Control over Financial Reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2008, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm.

BDO Seidman LLP, our independent registered public accounting firm that has audited our financial statements included herein, has issued an attestation report on our internal control over financial reporting, which report is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

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

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders expected to be held in May 2009 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors and executive officers may be found in the section “Election of Directors” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Election of Directors – Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors – Code of Business Conduct and Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item with respect to director and executive officer compensation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation.”

The information required by this Item with respect to Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Election of Directors – Compensation Committee Interlocks and Insider Participation.”

The information required by this Item with respect to our Compensation Committee’s review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporate herein by reference to the information from the Proxy Statement under the section entitled “Election of Directors – Compensation Committee Report.”

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

The information required by this Item with respect to director independence is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Election of Directors – Independence of the Board of Directors.”

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

2. Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3. The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
2.2	Merger Agreement, dated April 3, 2006, by and among the Registrant, IRIS Molecular Diagnostics, Inc., Leucadia Technologies, Inc., and Dr. Thomas H. Adams.	8-K	001-11181	2.1	April 3, 2006	—
3.1(a)	Certificate of Incorporation, as amended.	8-K	001-11181	n/a	August 13, 1987	—
3.1(b)	Certificate of Designations, Preferences and Rights of Series C Preferred.	8-K	001-11181	99.2	January 26, 2000	—
3.1(c)	Certificate of Ownership and Merger.	10-K	001-11181	3.1(d)	March 26, 2004	—
3.2	Amended and Restated Bylaws.	8-K	001-11181	3.2	July 18, 2007	—
4.1	Specimen of Common Stock Certificate.	10-Q	001-11181	n/a		—
4.2(a)	Rights Agreement, dated as of January 21, 2000, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent, with related exhibits.	8-K	001-11181	99.1	January 26, 2000	—
4.2(b)	Rights Agreement Amendment, dated as of September 20, 2006, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent, including an amended Rights Certificate.	8-K	001-11181	4.1	September 22, 2006	—
4.4	Registration Rights Agreement, dated April 3, 2006, by and between Iris International, Inc. and Dr. Thomas H. Adams.	8-K	001-11181	10.1	April 7, 2006	—

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.1(a)	Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 29, 2001.	10-K	001-11181	10.1(a)	April 1, 2002	—
10.1(b)	Amendment No. 1, dated October 17, 2005, to the Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 28, 2001.	8-K	001-11181	10.2	November 18, 2005	—
10.2	Lease for Property Located at 9158-9162 Eton Avenue, Chatsworth, California, dated October 17, 2005.	8-K	001-11181	10.1	November 18, 2005	—
10.3(a)†	1994 Stock Option Plan and forms of Stock Option Agreements.	S-8	33-82560	n/a		—
10.5†	1997 Stock Option Plan and form of Stock Option Agreement.	S-8	333-31393	4.2(a),4.2(b)	July 16, 1997	—
10.6†	Amended and Restated 1998 Stock Option Plan.	10-K	001-11181	10.6	March 23, 2007	—
10.7†	Leucadia Technologies, Inc. Form of Deferred Stock Unit Agreement and Notices of Deferred Stock Grants.	S-8	001-11181	4.1	October 2, 2006	—
10.8(a)	Change in Terms Agreement dated May 25, 2004 by and between the Registrant and California Bank & Trust.	10-K	001-11181	10.3(a)	March 16, 2005	—
10.8(b)	Business Loan Agreement dated May 25, 2004 by and between the Registrant and California Bank & Trust.	10-K	001-11181	10.3(b)	March 16, 2005	—
10.8(d)	Commercial Security Agreements dated May 25, 2004 by and between the Registrant and California Bank & Trust.	10-K	001-11181	10.3(d)	March 16, 2005	—
10.8(e)	Landlord’s Consent dated February 7, 2002 by and between the Registrant, the Registrant’s Landlord and California Bank & Trust.	10-K	001-11181	11.1(d)	April 1, 2002	—

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.8(f)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Registrant, StatSpin, Inc (the Registrant’s affiliate) and California Bank & Trust.	10-K	001-11181	10.3(f)	March 16, 2005	—
10.8(g)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Registrant, Advanced Digital Imaging Research, LLP (the Registrant’s affiliate) and California Bank & Trust.	10-K	001-11181	10.3(g)	March 16, 2005	—
10.9(a)†	Key Employee Agreement, dated February 13, 2004, between the Registrant and Cesar M Garcia.	10-K	001-11181	10.8(i)	March 26, 2004	—
10.9(b)†	First Amendment to Key Employee Agreement, dated December 21, 2006, between the Registrant and Cesar M Garcia.	10-K	001-11181	10.9(b)	March 23, 2007	—
10.10†	Key Employee Agreement, dated April 3, 2006, between the Registrant and Dr. Thomas H. Adams.	8-K	001-11181	10.1	April 7, 2006	—
10.11(b)†	Separation Agreement, dated May 11, 2006, between the Registrant and Martin G. Paravato.	8-K	001-11181	10.1	May 17, 2006	—
10.12†	Key Employee Agreement, dated March 1, 2007, between the Registrant and Thomas E. Warekois.	10-K	001-11181	10.12	March 14, 2008	—
10.13†	Key Employee Agreement, dated August 6, 2007, between the Registrant and Peter L. Donato.	8-K	001-11181	10.1	August 8, 2007	—
10.14†	2007 Stock Incentive Plan.	S-8	333-145635	4.3		—
10.15†	Second Amendment to Key Employee Agreement, dated November 14, 2007, between the Registrant and Cesar M. Garcia.	8-K	001-11181	10.1	November 14, 2007	—
10.16†	Key Employee Agreement, dated November 7, 2007, between the Registrant and Robert Mello.	8-K	001-11181	10.2	November 14, 2007	—

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.17†	Key Employee Agreement, dated November 7, 2007, between the Registrant and John Yi.	8-K	001-11181	10.3	November 14, 2007	—
10.18	Change in Terms Agreement, dated May 1, 2008, by and between the Registrant and California Bank & Trust	8-K/A	001-11181	10.1	July 14, 2008	—
10.19	Change in Terms Agreement, dated May 1, 2008, by and between the Registrant and California Bank & Trust	8-K/A	001-11181	10.2	July 14, 2008	—
21	List of Subsidiaries.	10-K	001-11181	21	March 23, 2007	—
23.1	Consent of BDO Seidman, LLP.					*
31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer.					*
31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer.					*
32.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer.					*
32.2	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer.					*

†	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
n/a	means not available.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 5, 2009.

IRIS INTERNATIONAL, INC.

By:	/s/ CESAR M. GARCÍA
Cesar M. García,
President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated:

Signature	Title	Date

/s/ CESAR M. GARCÍA Cesar M. Garcia	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 5, 2009

/s/ PETER L. DONATO Peter L. Donato	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 5, 2009

/s/ RICHARD H. WILLIAMS Richard H. Williams	Director	March 5, 2009

/s/ STEVEN M. BESBECK Steven M. Besbeck	Director	March 5, 2009

/s/ THOMAS H. ADAMS Thomas H. Adams	Director	March 5, 2009

/s/ RICHARD G. NADEAU Richard G. Nadeau	Director	March 5, 2009

/s/ MICHAEL D. MATTE Michael D. Matte	Director	March 5, 2009

/s/ STEPHEN E. WASSERMAN Stephen E. Wasserman	Director	March 5, 2009

/s/ EDWARD F. VOBORIL Edward F. Voboril	Director	March 5, 2009