Form 10-Q
period 2009-03-31
IRIS INTERNATIONAL INC
filed 2009-05-05
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2009, the issuer had 17,929,596 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,745	$24,445
Short-term investments in marketable securities	—	2,157
Accounts receivable, net of allowance for doubtful accounts and sales returns of $400 and $445	17,156	20,261
Inventories	13,138	9,957
Prepaid expenses and other current assets	860	2,512
Investment in sales-type leases	3,345	3,204
Deferred tax asset	3,757	3,727

Total current assets	65,001	66,263

Property and equipment, net of accumulated depreciation of $9,546 and $8,923	9,620	9,678
Goodwill	2,450	2,450
Core technology, net of accumulated amortization of $268 and $254	1,522	1,544
Software development costs, net of accumulated amortization of $3,112 and $2,322	2,366	2,291
Deferred tax asset	1,535	1,811
Investment in sales-type leases	5,719	5,957
Other assets	666	644

Total assets	$88,879	$90,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,658	$6,299
Accrued expenses	5,137	6,475
Deferred service contract revenue, current portion	1,977	1,936

Total current liabilities	13,772	14,710
Deferred service contract revenue, long-term	16	18

Total liabilities	13,788	14,728
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; Authorized: 50 million shares; Issued and outstanding: 17,900 shares and 18,036 shares	179	180
Preferred Stock, $.01 par value; authorized 1.0 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	82,881	83,646
Other comprehensive income	102	415
Accumulated deficit	(8,071)	(8,331)

Total shareholders’ equity	75,091	75,910

Total liabilities and shareholders’ equity	$88,879	$90,638

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited – in thousands)

	For the three months ended March 31,
	2009	2008
Sales of IVD instruments	$5,453	$7,355
Sales of IVD consumables and service	12,522	10,855
Sales of sample processing instruments and supplies	3,600	3,397

Total revenues	21,575	21,607

Cost of goods - IVD instruments	3,136	3,556
Cost of goods - IVD consumables and service	4,912	4,786
Cost of goods - sample processing instruments and supplies	1,832	1,661

Total cost of goods sold	9,880	10,003

Gross profit	11,695	11,604

Marketing and selling	3,884	3,850
General and administrative	3,147	2,772
Research and development, net	2,809	2,620

Total operating expenses	9,840	9,242

Operating income	1,855	2,362
Other income (expense):
Interest income	203	341
Interest expense	(4)	(2)
Other (expense) income	(7)	9

Income before provision for income taxes	2,047	2,710
Provision for income taxes	655	889

Net income	$1,392	$1,821

Net income per share – basic	$0.08	$0.10

Net income per share – diluted	$0.08	$0.10

Weighted average number of common shares outstanding – basic	17,609	18,436

Weighted average number of common shares outstanding – diluted	17,800	19,063

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,392	$1,821
Adjustments to reconcile net income to net cash provided by operations:
Deferred taxes	—	685
Loss on disposal of fixed assets	39	—
Excess tax expense (benefit) from stock based payout arrangement	246	(381)
Depreciation and amortization	816	781
Common stock and stock based compensation	879	509
Changes in operating assets and liabilities:
Accounts receivable	3,105	1,259
Inventories	(3,181)	(2,980)
Prepaid expenses and other current assets	1,652	(193)
Investment in sales-type leases	97	204
Other assets	(22)	(64)
Accounts payable	359	1,526
Accrued expenses	(1,338)	(1,515)
Deferred service contract revenue	39	95

Net cash provided by operating activities	4,083	1,747

Cash flows from investing activities:
Acquisition of property and equipment	(637)	(694)
Software development costs capitalized	(213)	(268)
Sale of short term investments in marketable securities	2,157	—

Net cash provided by (used in) investing activities	1,307	(962)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	25	634
Repurchase of common stock	(2,556)	(5,004)
Tax benefit from stock option exercises	(246)	381

Net cash used in financing activities	(2,777)	(3,989)

Effect of exchange rate changes on cash and cash equivalents	(313)	213

Net increase (decrease) in cash and cash equivalents	2,300	(2,991)
Cash and cash equivalents at beginning of period	24,445	28,145

Cash and cash equivalents at end of period	$26,745	$25,154

Supplemental schedule of non-cash financing activities:
During the three months ended March 31, 2009, the Company disposed of property and equipment with a cost and accumulated depreciation of $67 and $28, respectively.
Supplemental disclosure of cash flow information:
Cash paid for income taxes	177	68
Cash paid for interest	4	2

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

IRIS International, Inc. was incorporated in California in 1979 and reincorporated during 1987 in Delaware. The Company designs, develops, manufactures and markets in vitro diagnostic, (“IVD”) products, including IVD imaging systems based on patented and proprietary neural network-based Automated Particle Recognition (APR™) software to enable high-speed digital processing to classify and display images and describe the morphology of microscopic particles, urine chemistry analyzer and related chemistry test strips and accessories, molecular diagnostics assays based on the Company’s Nucleic Acid Detection Immuno-Assay (NADiA) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures and DNA processing performed in clinical laboratories.

2.	Interim Financial Reporting

Basis of Presentation – The financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying allowance for doubtful accounts, inventory reserves, the useful lives, fair value and recoverability of carrying value of long-lived and intangible assets, including goodwill, unearned income on sales-type leases, estimated provisions for warranty costs, laboratory information system implementations and deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

Earnings Per Share – The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings per share.” Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three months ended March 31, 2009 and 2008 was $1,488,000 and 513,000, respectively. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	For the three months ended March 31,
(in thousands)	2009	2008
Basic weighted shares outstanding	$17,609	$18,436
Dilutive stock options & warrants	191	627

Diluted weighted shares outstanding	$17,800	$19,063

Foreign Currency Hedge – The Company conducts business in certain foreign markets, primarily in the European Union and Asia. To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, the Company periodically purchases foreign currency forward contracts. The Company does not speculate in these hedging instruments in order to profit from foreign currency exchanges; nor does the Company enter into trades for which there are no underlying exposures.

Under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. This process includes relating the forward contracts that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged items.

At March 31, 2009 and 2008, the Company did not have any foreign currency forward contracts outstanding in Japanese Yen or Euros.

3.	Investments in Marketable Securities

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

•

Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than the quoted process that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

At March 31, 2009, the Company did not hold any investments in marketable securities.

At December 31, 2008, the Company’s investments in marketable securities primarily include highly liquid government securities and an auction rate security. These securities are carried at cost which approximates fair value due to their highly liquid nature. Of the $2,157 carrying value of investments at December 31, 2008, and in accordance with the fair value hierarchy contained in SFAS 157, $1,857 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $300 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.

The following table presents the estimated fair value of the Company’s investment in marketable securities at December 31, 2008.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
(In thousands)
Auction rate security	$300	$—	$—	$300
Government securities	1,857	—	—	1,857

	$2,157	$—	$—	$2,157

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The Company’s investment in the auction rate security was tied to short-term interest rates that are periodically reset through an auction process. The auction process resets the applicable interest rates at prescribed calendar intervals and is intended to provide liquidity to the holders of auction rate securities by matching buyers and sellers in a market context, enabling the holders to gain immediate liquidity by selling such securities at par, or rolling over their investment. If there is an imbalance between buyers and sellers, there is a risk of a failed auction. Throughout 2008, auctions relating to those types of auction rate securities failed. An auction failure is not a default. As of December 31, 2008, the Company’s investment was carried at par value as the Company believed the investment approximated full value based upon comparable and similar investments. In October 2008, Citigroup Inc. reached an agreement with state and federal regulators to buy back at par value all auction rate securities from its retail customers. Due to this settlement, the Company’s brokerage company announced that beginning on January 15, 2009 they would purchase auction rate securities at par value. In March 2009, the Company sold its auction rate security at full value and no impairment charge was recognized at the time of sale.

For the three months ended March 31, 2009 and year ended December 31, 2008, there were no impairment losses on the Company’s available for sale marketable securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which it invested, it believed that nothing other then temporary impairment had occurred, as the Company had the ability to hold these investments long enough to avoid realizing any significant loss.

4.	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Finished goods	$3,832	$2,234
Work-in-process	239	270
Raw materials, parts and sub-assemblies	9,067	7,453

Inventories	$13,138	$9,957

5.	Sales-type Leases

The components of net investment in sales-type leases consist of the following:

(in thousands)	March 31, 2009	December 31, 2008
Total minimum lease payments	$10,344	$10,380
Less: unearned income	(1,280)	(1,219)

Net investment in sales-type leases	9,064	9,161
Less: current portion	(3,345)	(3,204)

Net investment in sales-type leases, non-current portion	$5,719	$5,957

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years:

(In thousands)
Year Ending December 31,
2009 (Nine months remaining)	$2,416
2010	2,655
2011	1,849
2012	1,270
2013	747
Thereafter	127

$9,064

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

6.	Bank Loan Agreement

The Company has a credit facility with a commercial bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. Borrowings under the credit facility are secured by all of the Company’s assets and mature in June 2010 and June 2015, respectively.

As of March 31, 2009 and 2008, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility with the bank and as of March 31, 2009, the Company was in compliance with these covenants.

7.	Income Taxes

On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three months ended March 31, 2009 and 2008 were 32% and 33%, respectively.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which the Company must record a liability. Since the Company has not recorded a liability at March 31, 2009, there would be no impact to the Company’s effective tax rate.

8.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three months ended March 31, 2009 and 2008 includes incremental share-based compensation expense as follows:

	For the three months ended March 31,
(in thousands)	2009	2008
Cost of sales	$92	$76
Marketing and selling	134	83
General and administrative	512	232
Research and development	141	118

Stock-based compensation	$879	$509

Income tax benefit	$(352)	$(203)

Stock Options

Stock option activity during the three months ended March 31, 2009 is as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,974	$13.24	3.3 years	$5,310
Granted	401	$9.99
Exercised	(8)	$.84
Canceled or expired	(93)	$14.01

Outstanding at March 31, 2009	2,274	$12.67	3.7 years	$3,085

Exercisable at March 31, 2009	1,218	$13.10	2.8 years	$2,457

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on March 31, 2009. Total intrinsic value of options exercised for the three months ended March 31, 2009 amounted to $52,000. As of March 31, 2009, total unrecognized stock-based compensation expense related to unvested stock options was $4,016,000.

The Compensation Committee of the Company’s board of directors determines the exercise price of options. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over four years and expire between five to ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended March 31,
	2009	2008
Risk free interest rate	1.9%	2.5%
Expected lives (years)	4.0	3.0
Expected volatility	59.7%	47%
Expected dividend yield	—	—

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

A summary of our non-vested stock options during the three months ended March 31, 2009 is presented below:

(In thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested options at January 1, 2009	856	$13.48
Granted	401	$9.99
Vested	(159)	$13.67
Forfeited or expired	(41)	$12.13

Non-vested options at March 31, 2009	1,057	$12.18

Restricted Shares

The Company began awarding restricted shares of its common stock since 2006. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted shares activity during the three months ended March 31, 2009 is as follows:

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2009	202	$13.81
Granted	116	$9.99
Vested	(28)	$12.91
Forfeited during period	(4)	$14.44

Non-vested shares at March 31, 2009	286	$12.33

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Fair value of our restricted shares is based on our closing stock price on the date of grant. As of March 31, 2009, total unrecognized stock-based compensation expense related to non vested restricted share grants was $2,804,000 which is expected to be recognized over the remaining weighted average period of approximately 2.3 years.

9.	Capital Stock – Warrants

At March 31, 2009, there were outstanding and exercisable warrants to purchase 74,300 shares at a price of $7.80 per share. These warrants are exercisable and will expire April 23, 2009. Subsequently, 24,016 warrants were exercised prior to the expiration.

10.	Common Stock Repurchase Plan

On March 3, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $15 million of the Company’s common stock over a 12-month period. Under this plan the Company repurchased 492,068 shares of our common stock for approximately $5.7 million. On July 25, 2008, the Company’s board of directors terminated the share repurchase and retirement plan.

On November 21, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $10 million of the Company’s common stock over a 12-month period. During the three months ended March 31, 2009, the Company repurchased 250,800 shares of common stock for approximately $2.5 million. As of March 31, 2009, under this plan, the Company had repurchased a cumulative total of 742,311 shares of common stock for approximately $8.7 million.

11.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of December 31, 2008 or March 31, 2009.

12.	Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under SFAS No. 131, the Company operates in two segments: (1) IVD and (2) sample processing.

The IVD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of consumables and services necessary for the operation of installed urinalysis workstations. In the United States, these products are mostly sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France and Puerto Rico. The segment also includes the operations of the Company’s Iris Molecular Diagnostics, or IMD, subsidiary.

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

The tables below present information about reported segments for the three months ended March 31, 2009 and 2008:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total
For the three months March 31, 2009

Revenues	$17,975	$3,600	$—	$21,575
Interest income	197	6	—	203
Interest expense	4	—	—	4
Depreciation and amortization	745	67	4	816
Segment pre-tax profit	2,458	976	(1,387)	2,047
Segment assets	58,791	24,796	5,292	88,879
Investment in long-lived assets	25,304	384	—	25,688

For the three months March 31, 2008

Revenues	$18,210	$3,397	$—	$21,607
Interest income	341	—	—	341
Interest expense	2	—	—	2
Depreciation and amortization	714	63	4	781
Segment pre-tax profit	2,538	923	(751)	2,710
Segment assets	58,620	19,799	6,633	85,052
Investment in long-lived assets	23,950	432	—	24,382

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $6.8 million during the first quarter of 2009 compared to $7.7 million during the first quarter of 2008.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. (the “Company”) consists of three operating units in two business segments as determined in accordance with SFAS 131. Our in-vitro diagnostics, or IVD, segment also called Iris Diagnostics Division, designs, manufactures and markets IVD systems, consumables and supplies for urinalysis and body fluids. With the acquisition of Leucadia Technologies, Inc., or Leucadia, in 2006 we created our Iris Molecular Diagnostics, or IMD, subsidiary whose operations are included as part of the Iris Diagnostics Division. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing.

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of urine microscopy systems, with an installed base of over 2,200 systems in over 50 countries. We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers sourced from a Japanese manufacturer. We sell our urine microscopy analyzers worldwide and the iChem®VELOCITY™, our fully-automated chemistry analyzer internationally since September 2008. We currently distribute the Japanese manufacturer’s fully automated chemistry analyzers domestically, but upon clearance of our 510(k) pending with the FDA for our iChem VELOCITY, we will begin selling our chemistry analyzer in the United States. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty and spare parts purchased by international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

During the first quarter of 2009, we decided to delay international shipments of the iChem VELOCITY chemistry analyzer, in order to implement product improvements based on customer feedback during the early stages of the product launch. As a result, international sales of the iChem VELOCITY and the iRICELL™ integrated urinalysis workstations, which includes our iQ®200 microscopy analyzer, were adversely affected during the quarter. We carried a $1.2 million backlog in iChem VELOCITY and iRICELL sales at March 31, 2009, which backlog has increased in April 2009. The necessary product improvements have now been implemented and we anticipate resuming full-scale shipments against our backlog of iChem VELOCITY analyzers and iRICELL workstations during May 2009.

Domestic sales of our urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France and Puerto Rico where sales are direct to end use customers, are through independent distributors. International sales represented 32% of consolidated revenues during the first quarter of 2009 as compared to 36% during the first quarter of 2008. Since international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we do not incur sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

We have introduced a new commercial name, NADiA®ProsVue™, to clearly differentiate our NADiA PSA assay from routine screening PSA assays. We met with the U.S. Food and Drug Administration, or FDA, to review a NADiA ProsVue™ Pre-Investigational Device Exemption (Pre-IDE) submission and reached an agreement in principle on the product claim and clinical end points to be used in a clinical study. In March 2009, the Company submitted a second Pre-IDE incorporating the results of the first stage of the referenced clinical study and refined the proposed prognostic claim. In April 2009, the FDA reviewed and commented on the second Pre-IDE submission and we are incorporating the final recommendations from this second FDA review into our retrospective clinical study before initiating a larger multi-center study, which is expected to be completed and submitted with an FDA 510(k) application in the mid-Summer of 2009.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in theses critical accounting policies since December 2008.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for gross profit margins, which are computed on related revenue, and income taxes, which are based on income before income taxes.

	Three months ended March 31,
(in thousands)	2009		2008
Revenues
IVD instruments	$5,453	25%	$7,355	34%
IVD consumables and service	12,522	58%	10,855	50%
Sample Processing instruments and supplies	3,600	17%	3,397	16%

Total revenues	21,575	100%	21,607	100%

Gross profit (1)
IVD instruments	2,317	42%	3,799	52%
IVD consumable and service	7,610	61%	6,069	56%
Sample Processing instruments and supplies	1,768	49%	1,736	51%

Gross profit	11,695	54%	11,604	54%

Operating expenses
Marketing and selling	3,884	18%	3,850	18%
General and administrative	3,147	15%	2,772	13%
Research and development, net	2,809	13%	2,620	12%

Total operating expenses	9,840	46%	9,242	43%

Operating income	1,855	9%	2,362	11%
Other income (expense)	192		348

Income before income taxes	2,047	9%	2,710	13%
Income taxes (2)	655	32%	889	33%

Net income	$1,392	6%	$1,821	8%

(1)	Gross profit margin percentages are based on the related sales of each category.

(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended March 31, 2009 to 2008

Consolidated revenues for the three months ended March 31, 2009 were essentially flat versus the prior year quarter. Revenues in the IVD urinalysis segment decreased 1% to $18 million in the first quarter of 2009 from $18.2 million in the prior year quarter. Sales of IVD instruments decreased 26% to $5.5 million in the first quarter of 2009 from $7.4 million in the prior year quarter. The decrease in IVD instrument sales is primarily attributable to a reduction in international sales due to our decision in the first quarter of 2009 to delay shipments of our recently launched iChem VELOCITY chemistry analyzer to implement product improvements. The delay also resulted in reduced international shipments during the quarter of our iQ200 microscopy analyzer, which is combined with the iChem VELOCITY chemistry analyzer to form the iRICELL integrated urinalysis workstation. At March 31, 2009, we had a $1.2 million backlog in iChem VELOCITY and iRICELL sales, which backlog increased during April 2009. We anticipate resuming full-scale shipments against our backlog of iChem VELOCITY analyzers and iRICELL workstations during May 2009.

Revenues from IVD consumables and service increased 15% to a record $12.5 million in the first quarter of 2009 as compared to $10.9 million in the prior year quarter. The increase was driven primarily due to the larger installed base of instruments and the success of converting expiring warranty agreements to service agreements. Revenues from sample processing instruments and supplies increased 6% to $3.6 million in the first quarter of 2009 as compared to $3.4 million in the prior year quarter. The increase was primarily driven by the new Express 4 centrifuge and OEM sales to IDEXX labs. This increase was partially offset by declining sales of more mature products, such as the Express 2 centrifuge. Total international revenue represented 32% of the 2009 consolidated first quarter revenue versus 36% in the same period a year ago.

Overall gross profit margin was 54% during the first quarter of 2009 and 2008. The gross profit margin of our IVD instruments was 42% and 52% during the first quarter of 2009 and 2008, respectively. As compared to the prior year period, the first quarter of 2009 gross margin was impacted by approximately $200,000 in unfavorable foreign currency translation, $155,000 in sales promotions, $120,000 for iChem VELOCITY-related costs and $175,000 in other costs. The gross margin of our IVD consumables and services was 61% and 56% for the first quarter of 2009 and 2008, respectively. The consumables and service gross margin improvement primarily resulted from economies of scale generated by our increasing volume of urine microscopy consumables, increased sales of spare parts to our international distributors and improved efficiencies in our domestic service business, partially offset by unfavorable foreign currency fluctuations on purchases of dry chemistry strips denominated in Japanese Yen. Our chemistry strip manufacturing operation continues to operate below capacity, but we expect to improve its utilization with increased demand for our proprietary urine chemistry test strips as a result of an increasing installed base our new iChem VELOCITY automated urine chemistry analyzers in the mid to high volume segment of the urinalysis market. In addition, we experienced gross profit margin improvement in our domestic instrument service as a result of economies of scale and cost containments. Gross profit margin for our sample processing segment decreased to 49% during the first quarter of 2009 from 51% during the first quarter of 2008 as a result of product mix with the new Express 4 drawing slightly lower margins than previous versions of the product.

Marketing and selling expenses totaled $3.9 million, or 18% of revenues, during the first quarter of 2009 as compared to $3.9 million, or 18% of revenues, during the first quarter of 2008. The increase in additional personnel and related costs of $195,000 and other expenses of $85,000 was offset by lower commissions and GPO fees of $52,000 and travel and show related expenses of $198,000. The increase in personnel and related costs is the result of our previous investments to enhance our sales and marketing support in order to meet the needs of our growing business. We expect to continue to invest in these areas to strengthen our global presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses increased to $3.1 million or 15% of revenues in the first quarter of 2009 from $2.8 million and 13% of revenue during the first quarter of 2008. The increase was primarily attributable to stock compensation expenses of $280,000 and other expenses of approximately $100,000.

Research and development expenses increased to $2.8 million, or 13% of revenues in the first quarter of 2009 as compared to $2.6 million, or 12% of revenues in the first quarter of 2008. During the current quarter, the increase was primarily attributable to $74,000 in molecular diagnostics clinical development, $47,000 in prototype and research materials and $80,000 for legal and outside consultants as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our NADiA platform and hematology analyzers.

Interest income significantly decreased during the first quarter of 2009 to $203,000 from $341,000 during the first quarter of 2008, as a result of the lower interest rate environment.

Income tax expense during the first quarter of 2009 amounted to 32% of pre-tax income as compared to 33% during the prior year quarter. We have deferred tax assets relating to tax loss carry forwards and research and development tax credits.

Off-Balance Sheet Arrangements

At March 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At March 31, 2009, our cash and cash equivalents amounted to $26.7 million compared to $24.4 million at December 31, 2008.

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

Operating Cash Flows. Cash provided by operations for the three months ended March 31, 2009 improved to $4.1 million compared to cash provided by operations of $1.7 million during the prior year quarter. Our improvement includes non-cash items consisting of higher stock-based compensation expense of $370,000 and tax benefits from stock option exercises of $627,000. In addition, we experienced a $1.8 million reduction in accounts receivable, $1.8 million reduction in prepaid expenses and other current assets primarily due to a nonrecurring $1.5 million payment from IDEXX Labs, Inc. under the December 2008 manufacturing, supply and transition agreement. The sources of cash were partially offset by a $429,000 decrease in net income, an increase in inventories of $201,000, a $991,000 reduction in accounts payable and accrued expenses and a decrease of deferred taxes of $685,000 as compared to the prior quarter.

The number of days sales in accounts receivable increased to 73 days at the end of the first quarter compared to 62 days for the prior year quarter. The number of day’s sales in accounts receivables varies and extends due to extended payment terms for our international customers and an increased volume of extended payment terms for certain customers for our instrument sales.

Our cash flow has been favorably affected by tax credit carry forwards. As of December 31, 2008, we have federal and state tax credit carry forwards of $1.8 million and $2.1 million, respectively, net of valuation allowances. We continue to realize tax deductions from the exercise of certain stock options. During the year ended December 31, 2008, we realized tax deductions of approximately $1.9 million relating to this item.

Investing Activities. Cash provided by investing activities totaled $1.3 million during the first quarter of 2009, a $2.3 million increase over the prior year quarter primarily as a result of the sale of short term marketable securities in the amount of $2.2 million.

Financing Activities. Cash used in financing activities totaled $2.8 million during the first quarter, a $1.2 million decrease over the prior year quarter primarily as a result of the reduction in the repurchase of common stock amounting to $2.5 million partially offset by the decrease from the issuance of common stock of $608,000 and a reduction of tax deduction benefits from the exercise of stock options of $627,000 over the prior year’s first quarter.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of March 31, 2009, there were no borrowings under the new credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of March 31, 2009, we were in compliance with these covenants.

In November 2007, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3, which allows us to sell up to $125 million in common stock, preferred stock or debt securities from time to time. In December 2007, the shelf registration statement was declared effective. As of March 31, 2009, no securities had been issued pursuant to this registration statement.

On March 3, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $15,000,000 of the Company’s common stock over a 12-month period. Under this plan the Company repurchased 492,068 shares of our common stock for $5,748,000. On July 25, 2008, the Company’s board of directors terminated the share repurchase and retirement plan.

On November 21, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $10,000,000 of the Company’s common stock over a 12-month period. During the three months ended March 31, 2009, the Company repurchased 250,800 shares of common stock for $2,500,000. Under this plan as of March 31, 2009, the Company had repurchased a cumulative total of 742,311 shares of common stock for approximately $8,660,000.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available, or if available, on terms acceptable to us.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or “SFAS 157”. SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 was effective for the Company on January 1, 2008. However, since the issuance of SFAS No. 157, FASB has issued several FASB Staff

Position (FSP) to clarify the application of FAS No. 157 “Fair Value Measurements”. On February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of Statement 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB statement No. 157, “Fair Value Measurements”. On April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements other than the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” in our Interim Report on From 10-Q for the period ending March 31, 2009. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial statements.

On April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded Companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will evaluate the potential impact of FSP FAS107-1 on these disclosures on a prospective basis.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations”, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. On April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, which amends and clarifies FASB Statement No. 141 (R), “Business Combinations”. This FAS 141(R)-1 address issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact to the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements. The adoption of SFAS No. 160 did not have a material impact to the Company’s consolidated financial statements.

On January 2009, the FASB issued FASB Staff Position (FSP) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, which amends the impairment guidance in EITF issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interest and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 retains and emphasizes the other-than-temporary impairment assessment guidance and required disclosures in FASB Statement No. 115, “Accounting for certain Investments in Debt and Equity Securities”. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Currently, there is no impact of the adoption of FSP EITF 99-20-1 on the Company’s consolidated financial position, results of operations and cash flows.

On April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company does not believe the adoption of FSP No. FAS 115-2 and FAS 124-2 will have a material impact to the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at March 31, 2009, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

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

To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we periodically purchase foreign currency forward contracts. During the year ended December 31, 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.6 million, respectively. As of December 31, 2008, however, we did not have any remaining foreign currency forward contracts outstanding in Japanese Yen or Euros, and we did not enter into any such foreign currency forward contracts during the three months ended March 31, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such risk factors during the three months ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2008, our board of directors authorized a share repurchase and retirement plan of up to $10,000,000 of our common stock over a 12-month period. During the three months ended March 31, 2009, we repurchased the following 250,800 shares of common stock at an average price per share of approximately $9.93, for aggregate proceeds of approximately $2,500,000. The Company repurchased all shares during January 2009. As of March 31, 2009, under the November 2008 repurchase and retirement plan, we have repurchased a total of 742,311 shares of common stock for approximately $8,660,000, and may repurchase an additional $1,340,000 of our common stock before expiration of the plan in November 2009.

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

Date: May 4, 2009	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
President and Chief Executive Officer

	By:	/s/ Peter Donato
Peter Donato
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)