Form 10-K/A
period 2008-12-31
IRIS INTERNATIONAL INC
filed 2009-07-17
CIK 319240

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

The registrant had 17,791,967 shares of common stock outstanding on February 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered on this Form 10-K are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) is being filed for the purpose of amending and restating Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2009 (the “Original Filing”). The Company is filing this Amendment solely to amend the Report of Independent Registered Public Accounting Firm that appears in Item 8 of the Original Filing in response to comments received from the SEC. Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. As a result of these amendments, we are also filing as exhibits to this Amendment the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

IRIS INTERNATIONAL, INC.

AMENDMENT NO. 1 TO

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2008

Page
PART II

Item 8. Financial Statements and Supplementary Data	1

PART IV

Item 15. Exhibits, Financial Statement Schedules	34

Signatures	35

PART II

Item 8.	Financial Statements and Supplementary Data.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIS International, Inc. as of December 31, 2008 and 2007, and the results of its operations, cash flows and its other comprehensive income for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Valuation and Qualifying Accounts

	Beginning Balance	Charged To Cost and Expenses	Additions Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Year Ended December 31, 2008
Allowance for doubtful accounts	$401	$26	—	$(17	)(1)	$410
Allowance for sales returns	35	0	—	(0	)(1)	35
Reserve for inventory obsolescence	623	462	—	(239	)(1)	846
Valuation of deferred tax assets	856	—	—	(260	)(2)	596

Year Ended December 31, 2007
Allowance for doubtful accounts	$483	$14	—	$(96	)(1)	$401
Allowance for sales returns	205	6	—	(176	)(1)	35
Reserve for inventory obsolescence	881	250	—	(508	)(1)	623
Valuation of deferred tax assets	1,510	—	—	(654	)(2)	856

Year Ended December 31, 2006
Allowance for doubtful accounts	$231	$507	—	$(255	)(1)	$483
Allowance for sales returns	57	148	—	—		205
Reserve for inventory obsolescence	889	—	—	(8	)(1)	881
Valuation of deferred tax assets	1,781	—	—	(271	)(2)	1,510

(1)	Relates to the write-off of accounts receivable, return of merchandise, disposal of obsolete inventory or specific portion of the accounts receivable reserve or reserve for sales returns no longer needed.
(2)	Valuation adjustment relating to realization of deferred tax assets.

21. Selected Quarterly Data (Unaudited)

The following table summarizes certain financial information by quarter:

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues	$21,607	$23,783	$23,424	$26,688
Gross profit	11,604	12,339	11,802	13,083
Net income(1)	1,821	2,205	1,618	3,369
Net income per share – basic	0.10	0.12	0.09	0.19
Net income per share – diluted	0.10	0.12	0.09	0.18

	2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues(2)	$20,511	$21,349	$20,563	$21,883
Gross profit	10,008	10,766	10,767	10,757
Net income	1,462	1,790	1,618	2,679
Net income per share – basic	0.08	0.10	0.09	0.15
Net income per share – diluted	0.08	0.10	0.09	0.14

(1)	2008 results include the one-time gain related to the $1.2 million net payment to IRIS as part of the manufacturing transition rights agreement signed with IDEXX Laboratories in December 2008.
(2)	The consolidated net revenues include reclassification of freight revenue from cost of goods and marketing and selling expenses in accordance with EITF 00-10. The reclassification in consolidated revenues amounted to $389,000, $372,000, $372,000 and $320,000 for the each quarters ended December 31, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

3. The following exhibits are included herein:

Exhibit Number	Description

23.1	Consent of BDO Seidman, LLP.

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer.

31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer.

32.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer.

32.2	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on July 17, 2009.

IRIS INTERNATIONAL, INC.

By:	/s/ Cesar M. García
Cesar M. García, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated:

Signature	Title	Date

/s/ Cesar M. Garcia Cesar M. Garcia	President, Chief Executive Officer and Chairman (Principal Executive Officer)	July 17, 2009

* Peter L. Donato	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	July 17, 2009

* Thomas H. Adams	Director	July 17, 2009

* Steven M. Besbeck	Director	July 17, 2009

Beth Y. Karlan	Director

* Michael D. Matte	Director	July 17, 2009

* Richard G. Nadeau	Director	July 17, 2009

* Edward F. Voboril	Director	July 17, 2009

* Stephen E. Wasserman	Director	July 17, 2009

* By:	/s/ Cesar M. Garcia
As Attorney-In-Fact

EXHIBIT INDEX

Exhibit Number	Description

23.1	Consent of BDO Seidman, LLP.

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer.

31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer.

32.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Executive Officer.

32.2	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 By Chief Financial Officer.