Form 10-Q
period 2009-06-30
IRIS INTERNATIONAL INC
filed 2009-08-06
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2009, the issuer had 17,968,826 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,612	$24,445
Short-term investments in marketable securities	—	2,157
Accounts receivable, net of allowance for doubtful accounts and sales returns of $411 and $445	16,378	20,261
Inventories	12,987	9,957
Prepaid expenses and other current assets	830	2,512
Investment in sales-type leases	3,191	3,204
Deferred tax asset	3,757	3,727

Total current assets	65,755	66,263

Property and equipment, net of accumulated depreciation of $10,238 and $8,923	9,750	9,678
Goodwill	2,450	2,450
Core technology, net of accumulated amortization of $291 and $254	1,500	1,544
Software development costs, net of accumulated amortization of $3,261 and $2,322	2,428	2,291
Deferred tax asset	1,333	1,811
Investment in sales-type leases	5,828	5,957
Other assets	653	644

Total assets	$89,697	$90,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,333	$6,299
Accrued expenses	4,884	6,475
Deferred service contract revenue	2,101	1,936

Total current liabilities	12,318	14,710
Deferred service contract revenue, long-term	42	18

Total liabilities	12,360	14,728
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; Authorized: 50 million shares; Issued and outstanding: 17,965,000 shares and 18,036,000 shares	180	180
Preferred Stock, $.01 par value; authorized 1.0 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	83,692	83,646
Other comprehensive income	523	415
Accumulated deficit	(7,058)	(8,331)

Total shareholders’ equity	77,337	75,910

Total liabilities and shareholders’ equity	$89,697	$90,638

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the three months ended June 30,
	2009	2008
Sales of IVD instruments	$6,183	$8,421
Sales of IVD consumables and service	12,882	11,907
Sales of sample processing instruments and supplies	3,277	3,455

Total revenues	22,342	23,783

Cost of goods – IVD instruments	4,148	4,703
Cost of goods – IVD consumables and service	5,283	5,045
Cost of goods – sample processing instruments and supplies	1,579	1,696

Total cost of goods sold	11,010	11,444

Gross profit	11,332	12,339

Marketing and selling	3,948	3,896
General and administrative	3,376	2,870
Research and development, net	2,870	2,636

Total operating expenses	10,194	9,402

Operating income	1,138	2,937
Other income (expense):
Interest income	223	254
Interest expense	(3)	(2)
Other income	28	25

Income before provision for income taxes	1,386	3,214
Provision for income taxes	374	1,009

Net income	$1,012	$2,205

Basic net income per share	$0.06	$0.12

Diluted net income per share	$0.06	$0.12

Weighted average number of common shares outstanding – basic	17,665	18,141

Weighted average number of common shares outstanding – diluted	17,879	18,685

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the six months ended June 30,
	2009	2008
Sales of IVD instruments	$11,637	$15,757
Sales of IVD consumables and service	25,404	22,781
Sales of sample processing instruments and supplies	6,877	6,852

Total revenues	43,918	45,390

Cost of goods – IVD instruments	7,284	8,257
Cost of goods – IVD consumable and service	10,197	9,832
Cost of goods – sample processing instruments and supplies	3,411	3,357

Total cost of goods sold	20,892	21,446

Gross profit	23,026	23,944

Marketing and selling	7,832	7,746
General and administrative	6,523	5,642
Research and development, net	5,680	5,256

Total operating expenses	20,035	18,644

Operating income	2,991	5,300
Other income (expense):
Interest income	426	595
Interest expense	(7)	(4)
Other income	21	35

Income before provision for income taxes	3,431	5,926
Provision for income taxes	1,029	1,899

Net income	$2,402	$4,027

Basic net income per share	$0.14	$0.22

Diluted net income per share	$0.14	$0.21

Basic – average shares outstanding	17,547	18,285

Diluted – average shares outstanding	17,754	18,867

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$2,402	$4,027
Adjustments to reconcile net income to net cash provided by operations:
Deferred taxes	—	684
Loss on disposal of fixed assets	42	—
Excess tax expense (benefit) from stock based payout arrangement	448	(143)
Depreciation and amortization	1,680	1,565
Common stock and stock based compensation	1,834	1,098
Changes in operating assets and liabilities:
Accounts receivable	3,882	953
Inventories	(3,030)	(3,295)
Prepaid expenses and other current assets	1,682	12
Investment in sales-type leases	142	(154)
Other assets	(8)	(177)
Accounts payable	(2,064)	(173)
Accrued expenses	(492)	131
Deferred service contract revenue	189	200

Net cash provided by operating activities	6,707	4,728

Cash flows from investing activities:
Acquisition of property and equipment	(1,462)	(1,564)
Software development costs capitalized	(425)	(610)
Sale of short-term investments in marketable securities	2,157	—

Net cash provided by (used in) investing activities	270	(2,174)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	132	770
Repurchase of common stock	(2,602)	(5,748)
Tax (expense) benefit from stock option exercises	(448)	143

Net cash used in financing activities	(2,918)	(4,835)
Effect of exchange rate changes on cash and cash equivalents	108	116

Net increase (decrease) in cash and cash equivalents	4,167	(2,165)
Cash and cash equivalents at beginning of period	24,445	28,145

Cash and cash equivalents at end of period	$28,612	$25,980

Supplemental schedule of non-cash financing activities:
During the six months ended June 30, 2009, the Company disposed of property and equipment with a cost and accumulated depreciation of $71 and $29, respectively.
Supplemental disclosure of cash flow information:
Cash paid for income taxes	1,302	824
Cash paid for interest	7	4

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company’s financial position and results of operations for the interim periods. The results reported in these Consolidated Financial Statements for the interim periods should not be taken as indicative of results that may be expected for the entire year.

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

Earnings Per Share – The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings per share.” Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share for the three and six month periods ended June 30, 2009 were 1,456,000 and 1,477,000, respectively. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and six month periods ended June 30, 2008 were 693,000 and 689,000, respectively. A reconciliation of the shares used in the basic and diluted earnings per common share is as follows:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008
Basic weighted shares outstanding	17,665	18,141	17,547	18,285
Dilutive stock options & warrants	214	544	207	582

Diluted weighted shares outstanding	17,879	18,685	17,754	18,867

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

At June 30, 2009, the Company did not have any foreign currency forward contracts outstanding in Japanese Yen or Euros. At June 30, 2008, the Company had remaining forward currency forward contracts for Japanese Yen totaling $4.1 million, which were utilized for purchases from our Japanese IVD supplier.

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

•

Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than the quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 inputs are unobservable inputs for the asset or liability.

At June 30, 2009, the Company did not hold any investments in marketable securities.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(unaudited)

At December 31, 2008, the Company’s investments in marketable securities primarily included highly liquid government securities and an auction rate security. These securities are carried at cost which approximates fair value due to their highly liquid nature. Of the $2,157 carrying value of investments at December 31, 2008, and in accordance with the fair value hierarchy contained in SFAS 157, $1,857 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $300 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.

The following table presents the estimated fair value of the Company’s investment in marketable securities at December 31, 2008.

(In thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Auction rate security	$300	$—	$—	$300
Government securities	1,857	—	—	1,857

	$2,157	$—	$—	$2,157

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

For the six months ended June 30, 2009 and year ended December 31, 2008, there were no impairment losses on the Company’s available for sale marketable securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which it invested, it believed that nothing other then temporary impairment had occurred, as the Company had the ability to hold these investments long enough to avoid realizing any significant loss.

4.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2009	December 31, 2008
Finished goods	$4,028	$2,234
Work-in-process	219	270
Raw materials, parts and sub-assemblies	8,740	7,453

Inventories	$12,987	$9,957

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(unaudited)

5.	Sales-type Leases

The components of net investment in sales-type leases consist of the following:

(in thousands)	June 30, 2009	December 31, 2008
Total minimum lease payments	$10,294	$10,380
Less: unearned income	(1,275)	(1,219)

Net investment in sales-type leases	9,019	9,161
Less: current portion	(3,191)	(3,204)

Net investment in sales-type leases, non-current portion	$5,828	$5,957

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years:

(In thousands)
Year Ending December 31,
2009 (Six months remaining)	$1,655
2010	2,741
2011	2,018
2012	1,410
2013	895
Thereafter	300

$9,019

6.	Bank Loan Agreement

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

As of June 30, 2009 and the year ended December 31, 2008, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility with the bank and as of June 30, 2009, the Company was in compliance with these covenants.

7.	Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three and six months ended June 30, 2009 were 27% and 30%, respectively. The effective tax rates for the three and six months ended June 30, 2008 were 31% and 32%, respectively.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), on January 1, 2007.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which the Company must record a liability. Since the Company has not recorded a liability at June 30, 2009, there is no impact on the Company’s effective tax rate.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(unaudited)

8.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three and six months ended June 30, 2009 and 2008, includes incremental share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2009	2008	2009	2008
Cost of sales	$107	$89	$198	$164
Marketing and selling	157	91	290	174
General and administrative	535	297	1,048	528
Research and development	157	135	299	254

Stock-based compensation	$956	$612	$1,835	$1120

Income tax benefit	$(382)	$(244)	$(734)	$(448)

Stock Options

Stock option activity during the six months ended June 30, 2009 is as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,974	$13.24	3.3 years	$5,310
Granted	500	$10.00
Exercised	(39)	$3.42
Canceled or expired	(105)	$14.11

Outstanding at June 30, 2009	2,330	$12.67	3.8 years	$3,270

Exercisable at June 30, 2009	1,279	$13.45	2.7 years	$2,324

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on June 30, 2009. Total intrinsic value of options exercised for the six months ended June 30, 2009 amounted to $258,000. As of June 30, 2009, total unrecognized stock-based compensation expense related to unvested stock options was $3,965,000.

The Compensation Committee of the board of directors determines the total value of the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over four years and expire between five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(unaudited)

	For the three months ended June 30,
	2009	2008
Risk free interest rate	2.2%	2.7%
Expected lives (years)	4.7	3.0
Expected volatility	60.3%	46%
Expected dividend yield	—	—

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

A summary of unvested stock options during the six months ended June 30, 2009 is as follows:

(In thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested options at January 1, 2009	856	$13.48
Granted	500	$10.00
Vested	(254)	$14.16
Forfeited or expired	(51)	$12.57

Non-vested options at June 30, 2009	1,051	$11.71

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted shares activity during the six months ended June 30, 2009 was as follows:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(unaudited)

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2009	202	$13.81
Granted	136	$9.99
Vested	(60)	$14.22
Forfeited	(8)	$13.58

Non-vested shares at June 30, 2009	270	$11.80

Fair value of the restricted shares is based on the closing stock price on the date of grant. As of June 30, 2009, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $2,574,000 which is expected to be recognized over the remaining weighted average period of approximately 1.9 years.

9.	Capital Stock – Warrants

At June 30, 2009, there were no outstanding and exercisable warrants. During the six months ended June 30, 2009, 24,016 warrants were exercised prior to their expiration.

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

On November 21, 2008, the Company’s board of directors authorized a share repurchase and retirement plan of up to $10 million of the Company’s common stock over a 12-month period. During the six months ended June 30, 2009, the Company repurchased 250,800 shares of common stock for approximately $2.5 million. As of June 30, 2009, under this plan, the Company had repurchased a cumulative total of 742,311 shares of common stock for approximately $8.7 million.

11.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(unaudited)

addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no recorded liabilities for these agreements as of June 30, 2009 or December 31, 2008.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(unaudited)

The tables below present information about reported segments for the three and six months ended June 30, 2009 and 2008:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total
For the three months ended June 30, 2009
Revenues	$19,065	$3,277	$—	$22,342
Interest income	215	8	—	223
Interest expense	3	—	—	3
Depreciation and amortization	793	67	4	864
Segment pre-tax profit (loss)	2,067	854	(1,535)	1,386
Segment assets	59,221	25,386	5,090	89,697
Investment in long-lived assets	25,388	413	—	25,801

For the three months ended June 30, 2008
Revenues	$20,328	$3,455	$—	$23,783
Interest income	254	—	—	254
Interest expense	2	—	—	2
Depreciation and amortization	736	44	4	784
Segment pre-tax profit (loss)	3,161	964	(911)	3,214
Segment assets	59,605	20,955	6,394	86,954
Investment in long-lived assets	25,258	22	—	25,280

For the six months ended June 30, 2009
Revenues	$37,041	$6,877	$—	$43,918
Interest income	411	15	—	426
Interest expense	7	—	—	7
Depreciation and amortization	1,538	134	8	1,680
Segment pre-tax profit (loss)	4,524	1,830	(2,923)	3,431
Segment assets	59,221	25,386	5,090	89,697
Investment in long-lived assets	25,388	413	—	25,801

For the six months ended June 30, 2008
Revenues	$38,538	$6,852	$—	$45,390
Interest income	595	—	—	595
Interest expense	4	—	—	4
Depreciation and amortization	1,450	107	8	1,565
Segment pre-tax profit (loss)	5,701	1,887	(1,662)	5,926
Segment assets	59,605	20,955	6,394	86,954
Investment in long-lived assets	25,258	22	—	25,280

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $14.7 million and $14.8 million during the six months ended June 30, 2009 and 2008, respectively.

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

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with an installed base of over 2,300 systems in over 50 countries. We generate revenues primarily from: sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers sourced from a Japanese manufacturer. We sell our urine microscopy analyzers worldwide. We initiated sales of the iChem®VELOCITY™, our fully-automated chemistry analyzer internationally in September 2008. Sales of this instrument in the United States will be initiated upon us attaining U.S. Food and Drug Administration (FDA) clearance. We currently distribute the Japanese manufacturer’s fully automated chemistry analyzers domestically. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty and spare parts purchased by international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

During the first quarter of 2009, we decided to delay international shipments of the iChem VELOCITY chemistry analyzer, in order to implement product improvements based on customer feedback during the early stages of the product launch. In May 2009, we resumed full-scale shipments and initiated a retrofit program for the iChem VELOCITY and the iRICELL™ integrated urinalysis workstations following the completion of these product improvements and in-house validation process.

We submitted a 510(k) application with the FDA for market clearance of the iChem VELOCITY in the United States. After review of our pre-market notification 510(k), the FDA raised issues relating to the adequacy of certain of the performance attributes of the device and thus concluded that our iChemVELOCITY system is not substantially equivalent to other predicate devices in the market and therefore its US commercialization cannot be initiated until a new 510(k) is submitted addressing the issues raised by the FDA. Based upon our testing of the instrument, the ability to make adjustments to enhance performance and the foreign experience with the instrument, we are confident that the performance issues identified by FDA can be addressed and that the instrument will be shown to FDA’s satisfaction to be safe and effective and entitled to 510(k) clearance. We have secured sufficient inventory of the AUTION MAX AX-4280 to cover all domestic sales of fully automated chemistry analyzers for the balance of 2009, if necessary.

Domestic sales of our urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France and Puerto Rico where sales are direct to end use customers, are through independent distributors. International sales represented 33% of consolidated revenues during the first half of 2009, same as the first half of 2008. Since international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

We have introduced a new commercial name, NADiA®ProsVue™, to clearly differentiate our NADiA ultra-sensitive PSA assay for identifying prostatectomy patients with low risk of cancer recurrence from routine screening PSA assays. We met with the FDA to review our NADiA ProsVue™ Pre-Investigational Device Exemption (Pre-IDE) submission and reached an agreement in principle on the product claim and clinical end points to be used in a clinical study. In March 2009, we submitted a second Pre-IDE incorporating the results of the first stage of the referenced clinical study and refined the proposed prognostic claim. In April 2009, the FDA reviewed and commented on the second Pre-IDE submission and we incorporated these final recommendations into a retrospective clinical study for a prognostic claim. We have already secured Institutional Review Board (IRB) approval from Eastern Virginia Medical School and University of Washington for NADiA®ProsVue™. We are currently in the IRB review process with Duke University and Memorial Sloan-Kettering Cancer Center and upon receipt of these IRB approvals, we will commence our larger multi-center clinical study consisting of approximately 300 patients followed by a 510(k) submission.

In June 2009, we initiated a reduction in force of 19 full time equivalent personnel which resulted in a charge of $325,000 during the second quarter of 2009. The reduction in force is expected to result in annualized savings of more than $1.0 million with $450,000 realized in the second half of 2009.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in theses critical accounting policies since December 31, 2008.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for gross profit margins, which are computed on related revenue, and income taxes which are based on income before taxes.

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2009		2008		2009		2008
Revenues
IVD instruments	$6,183	28%	$8,421	35%	$11,637	26%	$15,757	35%
IVD consumables and service	12,882	57%	11,907	50%	25,404	58%	22,781	50%
Sample Processing instruments and supplies	3,277	15%	3,455	15%	6,877	16%	6,852	15%

Total revenues	22,342	100%	23,783	100%	43,918	100%	45,390	100%

Gross Profit (1)
IVD instruments	2,035	33%	3,718	44%	4,353	37%	7,500	48%
IVD consumables and service	7,599	59%	6,862	58%	15,207	60%	12,949	57%
Sample Processing instruments and supplies	1,698	52%	1,759	51%	3,466	50%	3,495	51%

Gross profit	11,332	51%	12,339	52%	23,026	52%	23,944	53%

Operating expenses
Marketing and selling	3,948	18%	3,896	17%	7,832	18%	7,746	17%
General and administrative	3,376	15%	2,870	12%	6,523	15%	5,642	12%
Research and development, net	2,870	13%	2,636	11%	5,680	13%	5,256	12%

Total operating expenses	10,194	46%	9,402	40%	20,035	46%	18,644	41%

Operating income	1,138	5%	2,937	12%	2,991	7%	5,300	12%
Other income	248	1%	277	1%	440	1%	626	1%

Income before for income taxes	1,386	6%	3,214	13%	3,431	8%	5,926	13%
Income taxes (2)	374	27%	1,009	31%	1,029	30%	1,899	32%

Net income	$1,012	5%	$2,205	9%	$2,402	5%	$4,027	9%

(1)	Gross profit margin percentages are based on the related sales of each category.

(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended June 30, 2009 to 2008

Consolidated revenues for the three months ended June 30, 2009 decreased 6% over the prior year quarter. Revenues in the IVD urinalysis segment decreased 6% to $19.1 million in the second quarter of 2009 from $20.3 million in the prior year quarter. Sales of IVD instruments decreased 27% to $6.2 million in the second quarter of 2009 from $8.4 million in the prior year quarter. The decrease in IVD instrument sales is primarily attributable to a reduction in domestic sales caused by a reduction in hospital and laboratory capital spending, delays in the approval process within the hospital and laboratory organizations and increased interest from customers in equipment leasing options which defers the recognition of revenues from such transactions over extended periods.

Revenues from IVD consumables and service increased 8% to a record $12.9 million in the second quarter of 2009 as compared to $11.9 million in the prior year quarter. The increase was driven primarily due to the larger installed base of instruments, and the success of converting expiring warranty agreements to service agreements. Revenues from sample processing instruments and supplies decreased 5% to $3.3 million in the second quarter of 2009 as compared to $3.5 million in the prior year quarter. The decrease was primarily attributable to reduced sales of older product lines such as the Express 2 centrifuge partially offset by an increase in sales of newer products, such as the Express 4 centrifuge. Total international revenue represented 36% of the 2009 consolidated second quarter revenue versus 30% in the same period a year ago.

Overall gross profit margin was 51% during the second quarter of 2009 compared to 52% in the prior year quarter. The gross profit margin of our IVD instruments was 33% and 44% during the second quarter of 2009 and 2008, respectively. As compared to the prior year period, the second quarter of 2009 gross margin was impacted by $102,000 in sales promotions, $449,000 in costs related to iChem VELOCITY, including $187,000 of Velocity retrofit costs, severance costs of approximately $40,000 and under absorbed overhead cost of $180,000. The gross margin of our IVD consumables and services was 59% and 58% for the second quarter of 2009 and 2008, respectively, and included approximately $100,000 in severance costs in the current quarter. The consumables and service gross margin improvement primarily resulted from economies of scale generated by our increasing volume of urine microscopy consumables, increased sales of spare parts to our international distributors, improved efficiencies in our domestic service business and a decrease in unfavorable foreign currency fluctuations on purchases of dry chemistry strips denominated in Japanese Yen. Our chemistry strip manufacturing operation continues to operate below capacity, but we expect to improve its utilization with increased demand for our proprietary urine chemistry test strips as a result of an increasing installed base our new iChem VELOCITY automated urine chemistry analyzers in the mid to high volume segment of the urinalysis market. Gross profit margin for our sample processing segment increased to 52% during the second quarter of 2009 from 51% during the second quarter of 2008 as a result of product mix and price increases.

Marketing and selling expenses totaled $3.9 million, or 18% of revenues, during the second quarter of 2009 as compared to $3.9 million, or 16% of revenues, during the second quarter of 2008. The increase in additional personnel and related costs of $236,000 and travel and show related expenses of $68,000 was offset by lower commissions and GPO fees of $202,000 and other expenses of $48,000. The increase in personnel and related costs is the result of our previous investments to enhance our sales and marketing support in order to support the long-term growth of our business. We expect to continue to invest in these areas to strengthen our global presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses increased to $3.4 million, or 15% of revenues in the second quarter of 2009 from $2.9 million, or 12% of revenues during the second quarter of 2008. This increase was due to an increase in stock compensation expense of $234,000 and outside professional services of $247,000.

Research and development expenses increased to $2.9 million, or 13% of revenues in the second quarter of 2009 as compared to $2.6 million, or 11% of revenues in the second quarter of 2008. The increase was primarily attributable to $56,000 in prototype and research materials to support the iChem VELOCITY, $134,000 for outside consultants and professional services primarily for our hematology program and $45,000 of other expenses as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our NADiA platform and hematology analyzers.

Interest income decreased during the second quarter of 2009 to $223,000 from $254,000 during the second quarter of 2008, as a result of the lower interest rate environment.

Income tax expense during the second quarter of 2009 amounted to 27% of pre-tax income as compared to 31% during the prior year period as we have continued to benefit from deferred tax assets relating to research and development tax credits.

Comparison of Six Months Ended June 30, 2009 to 2008

Consolidated revenues for the six months ended June 30, 2009 decreased by 3% over the prior year period. Revenues in the IVD urinalysis segment decreased 4% to $37.0 million in 2009 from $38.5 million in the prior year period. Sales of IVD instruments decreased to $11.6 million from $15.8 million during the prior year period. International revenues accounted for approximately 33% of consolidated revenue during the six months ended June 30, 2009 compared to 33% during the prior year period. IVD consumables and service revenue increased to $25.4 million from $22.8 million, an increase of $2.6 million or 12% over the prior year period. Revenues for the first six months of 2009 and 2008 from the sample processing segment remained flat at $6.9 million.

Overall gross profit margins for the first six months decreased to 52% during the current year period compared to 53% for the 2008 period. The gross profit margin of our IVD instruments decreased to 37% in the current year period compared to 48% during the prior year. Instrument gross margin was impacted by $243,000 in sales promotions, $574,000 in costs related to the iChem VELOCITY, including $227,000 Velocity retrofit costs, severance costs of approximately $40,000 and under absorbed overhead cost of $180,000. The instruments gross margin was also affected by a high proportion of international sales which typically carry a lower gross margin as there are primarily sold through distributors. The gross margin of our IVD consumables and services increased to 60% during the first half of 2009 compared to 57% during the prior year period, and included approximately $100,000 in severance costs. The improvement in gross margin is primarily due to strong demand for consumables and improvements in service profitability. Gross profit margin for our sample processing laboratory instrument and supply segment decreased to 50% in 2009 from 51% in 2008, primarily due to volume.

Marketing and selling expenses totaled $7.8 million, or 18% of revenue, for the first six months, as compared to $7.7 million, or 17% of revenue, in the same period of 2008. The increase in additional personnel and related costs of $407,000 and other expenses of $62,000 were offset by lower commissions and GPO fees of $254,000 and travel related expenses of $132,000.

General and administrative expenses increased during the first six months to $6.5 million, or 15% of revenue, compared to $5.6 million in the prior year, or 12% of revenue. The increase includes additional personnel and related cost of $26,000, board compensation of $44,000, stock-based compensation expense of $514,000, which includes a $140,000 adjustment in the first quarter of 2009, professional fees of $147,000 and other costs of $154,000. Research and development expense amounted to $5.7 million, or 13% of revenue, during the first six months of 2009 compared to $5.3 million, or 12% of revenue, in the same period in the prior year. The increase includes research materials and clinical development of $177,000, consultants and outside professional services of $209,000 and other costs of $38,000 as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our NADiA platform.

Interest income for the first six months of 2009 and 2008 amounted to $426,000 and $595,000, respectively, as a result of the lower interest rate environment and a lower cash balance as a result of the stock re-purchase program effected in the later part of 2008 and early 2009.

Income tax expense during the six months of 2009 amounted to 30% of pre-tax income as compared to 32% during the prior year period and 33% for the full year ended December 31, 2008 as we have continued to benefit from deferred tax assets relating to research and development tax credits.

Off-Balance Sheet Arrangements

At June 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At June 30, 2009, our cash and cash equivalents amounted to $28.6 million compared to $24.4 million at December 31, 2008.

Adverse global macro economic forces have been impacting our selling markets and the credit markets of our customers and distributors. The adverse impact of these microeconomic forces has been more pronounced in the U.S. market and its effects were more pronounced in the second quarter of 2009 than the first quarter of 2009. We may continue to face the following challenges: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars, and a significant increase in requests for quotes for operating leases. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, or could lead to installment cash collections that will affect our liquidity and capital resources.

Operating Cash Flows. Cash provided by operations for the six months ended June 30, 2009 improved to $6.7 million compared to cash provided by operations of $4.7 million during the prior year six month period. Our improvement includes non-cash items consisting of higher depreciation and amortization of $115,000, stock-based compensation expense of $736,000, and tax benefits from stock options exercises of $591,000. In addition, we experienced a $2.9 million reduction in accounts receivable, a $265,000 reduction in inventories, a $1.7 million reduction in prepaid expenses and other current assets primarily due to a nonrecurring $1.5 million payment from IDEXX Labs, Inc. under the December 2008 manufacturing, supply and transition agreement and a $295,000 reduction in investment in sales-type leases. The sources of cash were partially offset by a $1.6 million decrease in net income, an increase of $684,000 of deferred taxes and a decrease in accounts payable and accrued expenses of $2.5 million as compared to the prior year six month period.

The number of days sales in accounts receivable increased to 68 days at the end of the first half of 2009 compared to 60 days for the prior year first half. The number of days sales in accounts receivable varies and extends due to extended payment terms for our international customers and the granting of an increased volume of extended payment terms for certain customers for our instrument sales.

Our cash flow has been favorably affected by tax credit carry forwards. As of December 31, 2008, we had federal and state tax credit carry forwards of approximately $1.8 million and $2.1 million, respectively, net of valuation allowances. We continue to realize tax deductions from the exercise of certain stock options. During the year ended December 31, 2008, we realized tax deductions of approximately $1.9 million relating to this item. During the three months and six months ended June 30, 2009, we paid federal and state taxes totaling $1.1 million and $1.3 million, respectively.

Investing Activities. Cash provided by investing activities totaled $270,000 during the first half of 2009, a $2.4 million increase over the prior year first half primarily as a result of the sale of short-term marketable securities totaling $2.2 million, a reduction in capitalization of software development costs of $185,000 and a decrease in purchases of property and equipment of $102,000 as compared to the first half of the prior year.

Financing Activities. Cash used in financing activities totaled $2.9 million during the first half of 2009, a $1.9 million decrease over the first half of the prior year primarily as a result of the reduction in the repurchase of common stock amounting to $3.1 million partially offset by a decrease from the issuance of common stock of $638,000 and a reduction in tax deduction benefits from the exercise of stock options of $591,000.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of June 30, 2009, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of June 30, 2009, we were in compliance with these covenants.

In November 2007, we filed with the SEC a shelf registration statement on Form S-3, which allows us to sell up to $125 million in common stock, preferred stock or debt securities from time to time. In December 2007, the shelf registration statement was declared effective. As of June 30, 2009, no securities had been issued pursuant to this registration statement.

In March 2008, our board of directors authorized a share repurchase and retirement plan of up to $15 million of our common stock over a 12-month period. Through June 30, 2008, we had repurchased 492,068 shares of common stock for approximately $5,748,000 under the plan. On July 25, 2008, our board of directors terminated the share repurchase and retirement plan.

In November 2008, our board of directors authorized a share repurchase and retirement plan of up to $10,000,000 of our common stock over a 12-month period. During the six months ended June 30, 2009, we repurchased 250,800 shares of common stock for $2,500,000. Under this plan as of June 30, 2009, we had repurchased a cumulative total of 742,311 shares of common stock for approximately $8,660,000.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available, on terms acceptable to us.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” Replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then–existing non-SEC accounting and reporting standards. We have determined that the adoption of SFAS No. 168 will not have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective after November 15, 2009. We will evaluate the potential impact of SFAS No. 167 on the consolidated financial statements on a prospective basis.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective after November 15, 2009. We will evaluate the potential impact of SFAS No. 166 on the consolidated financial statements on a prospective basis.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or “SFAS 157.” SFAS 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS 157 was effective for the Company on January 1, 2008. However, since the issuance of SFAS No. 157, FASB has issued several FASB Staff Position (FSP) to clarify the application of FAS No. 157 “Fair Value Measurements”. On February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of Statement 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Staff Position applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB statement No. 157, “Fair Value Measurements.” On April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. SFAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements other than the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” in our Interim Report on From 10-Q for the period ending March 31, 2009. The adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded Companies as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We will evaluate the potential impact of FSP FAS107-1 on these disclosures on a prospective basis.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations,” which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. On April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends and clarifies FASB Statement No. 141 (R), “Business Combinations.” This FAS 141(R)-1 address issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact to our consolidated financial statements.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. FAS 115-2 and FAS 124-2 improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. We do not believe the adoption of FSP No. FAS 115-2 and FAS 124-2 will have a material impact to our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at June 30, 2009, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

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

To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we periodically purchase foreign currency forward contracts. During the year ended December 31, 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.6 million, respectively. As of December 31, 2008, however, we did not have any remaining foreign currency forward contracts outstanding in Japanese Yen or Euros, and we did not enter into any such foreign currency forward contracts during the six months ended June 30, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such risk factors during the six months ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 21, 2008, our board of directors authorized a share repurchase and retirement plan of up to $10,000,000 of our common stock over a 12-month period. During the six months ended June 30, 2009, we repurchased the following 250,800 shares of common stock at an average price per share of approximately $9.93, for an aggregate amount of approximately $2,500,000. The Company repurchased all shares during January 2009. As of June 30, 2009, under the November 2008 repurchase and retirement plan, we have repurchased a total of 742,311 shares of common stock for approximately $8,660,000, and we may repurchase an additional $1,340,000 of our common stock before expiration of the plan in November 2009.

Item 4.	Submissions of Matters to a Vote of Security Holders

On May 22, 2009, we held our 2009 annual meeting of stockholders. At the annual meeting, there were 17,900,743 shares entitled to vote, and 14,116,711 shares (78.9%) were represented at the meeting in person or by proxy. Immediately following the meeting, our board of directors was comprised of Thomas Adams, Richard Nadeau, Steve Besbeck, Michael Matte, Stephen E. Wasserman, Edward Voboril and César García. The following summarizes vote results for those matters submitted to our stockholders for action at the Annual Meeting:

1. Proposal to elect Dr. Thomas Adams, Dr. Richard Nadeau, Mr. Steve Besbeck, Mr. Michael Matte, Mr. Stephen E. Wasserman, Mr. Edward Voboril and Mr. César García as directors to hold office until the 2009 annual meeting or until their successors are elected and qualified.

Director	For	Withheld
Thomas Adams	13,960,383	156,328
Richard Nadeau	12,645,694	1,471,017
Steve Besbeck	13,945,268	171,443
Michael Matte	12,675,375	1,441,336
Stephen E. Wasserman	10,867,807	3,248,904
Edward Voboril	13,957,237	159,474
César García	13,931,009	185,702

2. Proposal to ratify the appointment of the accounting firm of BDO Seidman, LLP as independent auditors of the Company for the fiscal year ending December 31, 2009.

For	Against	Abstain
13,901,236	195,312	20,163

Item 6.	Exhibits

Exhibit Number	Description	Reference Document
10.1	Amendment No. 1 to Iris International, Inc. 2007 Stock Incentive Plan	(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

(1)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed on May 29, 2009.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2009	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
Chairman, President and Chief Executive Officer

	By:	/s/ Peter Donato
Peter L. Donato
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)