Form 10-Q
period 2009-09-30
IRIS INTERNATIONAL INC
filed 2009-10-30
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2009, the issuer had 18,038,654 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,991	$24,445
Short-term investments in marketable securities	—	2,157
Accounts receivable, net of allowance for doubtful accounts and sales returns of $406 and $445	16,498	20,261
Inventories	13,374	9,957
Prepaid expenses and other current assets	1,674	2,512
Investment in sales-type leases	3,128	3,204
Deferred tax asset	3,757	3,727

Total current assets	69,422	66,263

Property and equipment, net of accumulated depreciation of $10,986 and $8,923	9,798	9,678
Goodwill	2,450	2,450
Core technology, net of accumulated amortization of $313 and $254	1,477	1,544
Software development costs, net of accumulated amortization of $3,415 and $2,322	2,484	2,291
Deferred tax asset	1,172	1,811
Investment in sales-type leases	5,906	5,957
Other assets	744	644

Total assets	$93,453	$90,638

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,792	$6,299
Accrued expenses	5,643	6,475
Deferred service contract revenue	2,205	1,936

Total current liabilities	12,640	14,710
Deferred service contract revenue, long-term	73	18

Total liabilities	12,713	14,728
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; authorized: 50 million shares; issued and outstanding: 18,036,000 shares and 18,036,000 shares	180	180
Preferred Stock, $.01 par value; authorized 1.0 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	85,058	83,646
Other comprehensive income	644	415
Accumulated deficit	(5,142)	(8,331)

Total shareholders’ equity	80,740	75,910

Total liabilities and shareholders’ equity	$93,453	$90,638

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the three months ended September 30,
	2009	2008
Sales of IVD instruments	$5,136	$8,335
Sales of IVD consumables and service	13,254	11,537
Sales of sample processing instruments and supplies	3,796	3,552

Total revenues	22,186	23,424

Cost of goods – IVD instruments	3,371	4,876
Cost of goods – IVD consumables and service	4,955	4,916
Cost of goods – sample processing instruments and supplies	1,678	1,830

Total cost of goods sold	10,004	11,622

Gross profit	12,182	11,802

Marketing and selling	3,832	4,152
General and administrative	3,165	2,736
Research and development, net	2,870	2,754

Total operating expenses	9,867	9,642

Operating income	2,315	2,160
Other income (expense):
Interest income	215	276
Interest expense	(3)	(3)
Other income	(1)	(51)

Income before provision for income taxes	2,526	2,382
Provision for income taxes	610	764

Net income	$1,916	$1,618

Basic net income per share	$0.11	$0.09

Diluted net income per share	$0.11	$0.09

Weighted average common shares outstanding – basic	17,751	18,205

Weighted average common shares outstanding – diluted	17,893	18,793

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the nine months ended September 30,
	2009	2008
Sales of IVD instruments	$16,772	$24,091
Sales of IVD consumables and service	38,658	34,319
Sales of sample processing instruments and supplies	10,673	10,405

Total revenues	66,103	68,815

Cost of goods – IVD instruments	10,656	13,133
Cost of goods – IVD consumable and service	15,148	14,747
Cost of goods – sample processing instruments and supplies	5,089	5,187

Total cost of goods sold	30,893	33,067

Gross profit	35,210	35,748

Marketing and selling	11,664	11,898
General and administrative	9,689	8,378
Research and development, net	8,549	8,010

Total operating expenses	29,902	28,286

Operating income	5,308	7,462
Other income (expense):
Interest income	640	871
Interest expense	(10)	(7)
Other income	20	(16)

Income before provision for income taxes	5,958	8,310
Provision for income taxes	1,639	2,663

Net income	$4,319	$5,647

Basic net income per share	$0.24	$0.31

Diluted net income per share	$0.24	$0.30

Weighted average common shares outstanding – basic	17,701	18,333

Weighted average common shares outstanding – diluted	17,874	18,876

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,319	$5,647
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	—	684
Loss on disposal of fixed assets	42	104
Tax benefit (expense) from stock options exercises	609	(856)
Depreciation and amortization	2,606	2,383
Common stock and stock based compensation	2,780	1,773
Changes in operating assets and liabilities:
Accounts receivable	3,763	1,202
Inventories	(3,417)	(1,728)
Prepaid expenses and other current assets	838	(668)
Investment in sales-type leases	127	(16)
Other assets	(100)	(78)
Accounts payable and accrued expenses	(2,339)	(230)
Deferred service contract revenue	324	368

Net cash provided by operating activities	9,552	8,585

Cash flows from investing activities:
Acquisition of property and equipment	(2,259)	(2,150)
Software development costs capitalized	(635)	(926)
Sale of short-term investments in marketable securities	2,157	—

Net cash used in investing activities	(737)	(3,076)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	750	1,499
Repurchase of common stock	(2,638)	(5,748)
Tax (expense) benefit from stock option exercises	(609)	856

Net cash used in financing activities	(2,497)	(3,393)
Effect of exchange rate changes on cash and cash equivalents	228	(158)

Net increase in cash and cash equivalents	6,546	1,958
Cash and cash equivalents at beginning of period	24,445	28,145

Cash and cash equivalents at end of period	$30,991	$30,103

Supplemental schedule of non-cash financing activities:
During the nine months ended September 30, 2009, the Company disposed of property and equipment with a cost and accumulated depreciation of $71 and $29, respectively.
Supplemental disclosure of cash flow information:
Cash paid for income taxes	2,022	1,872
Cash paid for interest	10	7

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

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

The Consolidated Financial Statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, including normal recurring adjustments, necessary to summarize fairly the Company’s financial position and results of operations for the interim periods. The results reported in these Consolidated Financial Statements for the interim periods should not be taken as indicative of results that may be expected for the entire year.

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

Earnings Per Share – The Company computes and presents earnings per share in accordance with FASB ASC Topic 260, “Earnings per share”. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share for the three months and nine months ended September 30, 2009 was 1,468,000. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three months and nine months ended September 30, 2008 were 356,000 and 516,000, respectively. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Weighted average common shares outstanding – basic	17,751	18,205	17,701	18,333
Dilutive stock options & warrants	142	588	173	543

Weighted average common shares outstanding – diluted	17,893	18,793	17,874	18,876

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

Under Statement of Financial Accounting Standards (“SFAS”) FASB ASC Topic 815, “Accounting for Derivative Instruments and Hedging Activities,” the Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. This process includes relating the forward contracts that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged items.

At September 30, 2009, the Company did not have any foreign currency forward contracts outstanding in Japanese Yen or Euros. At September 30, 2008, the Company had remaining forward currency forward contracts for Japanese Yen totaling $2.0 million, which were utilized for purchases from the Company’s Japanese IVD supplier.

3.	Investments in Marketable Securities

In 2008, we adopted FASB ASC Topic 820, “Fair Value Measurement,” for assets and liabilities measured at fair value on a recurring basis. FASB ASC Topic 820 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

At September 30, 2009, the Company did not hold any investments in marketable securities.

At December 31, 2008, the Company’s investments in marketable securities primarily included highly liquid government securities and an auction rate security. These securities were carried at cost which approximated fair value due to their highly liquid nature. Of the $2,157,000 carrying value of investments at December 31, 2008, and in accordance with the fair value hierarchy contained in FASB ASC Topic 820, $1,857,000 was valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $300,000 was valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.

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

For the nine months ended September 30, 2009 and year ended December 31, 2008, there were no impairment losses on the Company’s available for sale marketable securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which it invested, the Company believes that nothing other then temporary impairment had occurred, as the Company had the ability to hold these investments long enough to avoid realizing any significant loss.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

4.	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2009	December 31, 2008
Finished goods	$4,865	$2,234
Work-in-process	224	270
Raw materials, parts and sub-assemblies	8,285	7,453

Inventories	$13,374	$9,957

5.	Sales-type Leases

The components of net investment in sales-type leases consist of the following:

(in thousands)	September 30, 2009	December 31, 2008
Total minimum lease payments	$10,383	$10,380
Less: unearned income	(1,349)	(1,219)

Net investment in sales-type leases	9,034	9,161
Less: current portion	(3,128)	(3,204)

Net investment in sales-type leases, non-current portion	$5,906	$5,957

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years:

(In thousands)
Year Ending December 31,
2009 (three months remaining)	$874
2010	2,865
2011	2,144
2012	1,563
2013	1,077
Thereafter	511

$9,034

6.	Bank Loan Agreement

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

As of September 30, 2009 and the year ended December 31, 2008, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility with the bank and as of September 30, 2009, the Company was in compliance with these covenants.

7.	Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three and nine months ended September 30, 2009 were 24% and 28%, respectively. The effective tax rate for the three and nine months ended September 30, 2008 was 32%.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) FASB ASC Topic 740, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB ASC Topic 740,” on January 1, 2007.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any futures periods in which the Company must record a liability. Since the Company has not recorded a liability at September 30, 2009, there was no impact on the Company’s effective tax rate.

8.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three and nine months ended September 30, 2009 and 2008, includes incremental share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2009	2008	2009	2008
Cost of sales	$113	$89	$311	$253
Marketing and selling	161	112	451	286
General and administrative	493	331	1,540	859
Research and development	179	143	478	397

Stock-based compensation	$946	$675	$2,780	$1,795

Income tax benefit	$(378)	$(270)	$(1,112)	$(718)

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Stock Options

Stock option activity during the nine months ended September 30, 2009 is as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,974	$13.24	3.3 years	$5,310
Granted	503	$10.00
Exercised	(112)	$6.68
Canceled or expired	(115)	$14.21

Outstanding at September 30, 2009	2,250	$12.79	3.7 years	$2,571

Exercisable at September 30, 2009	1,276	$13.79	2.6 years	$1,915

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on September 30, 2009. Total intrinsic value of options exercised for the nine months ended September 30, 2009 amounted to $168,000. As of September 30, 2009, total unrecognized stock-based compensation expense related to unvested stock options was $3,653,000.

The Compensation Committee of the board of directors determines the total value of the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over four years and expire between five, seven or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended September 30,
	2009	2008
Risk free interest rate	2.1%	3.1%
Expected lives (years)	4.0	3.0
Expected volatility	61.6%	46%
Expected dividend yield	—	—

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a weekly basis. The expected terms of the stock options are based on the average vesting period on a basis consistent with the historical experience for similar option grants. The risk-free interest rate is consistent with the expected terms of the stock options and based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeiture rates based on historical data.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

A summary of unvested stock options during the nine months ended September 30, 2009 is as follows:

(In thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested options at January 1, 2009	856	$13.48
Granted	503	$10.00
Vested	(329)	$14.24
Forfeited or expired	(57)	$12.59

Non-vested options at September 30, 2009	973	$11.48

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. However, non employee directors vest 90 days after grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the nine months ended September 30, 2009 was as follows:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2009	202	$13.81
Granted	138	$9.99
Vested	(95)	$13.49
Forfeited	(9)	$13.51

Non-vested shares at September 30, 2009	236	$11.72

Fair value of the restricted shares is based on the closing stock price on the date of grant. As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $3,144,000 which is expected to be recognized over the remaining weighted average period of approximately 1.6 years.

9.	Capital Stock – Warrants

At September 30, 2009, there were no outstanding and exercisable warrants. During the nine months ended September 30, 2009, 24,016 warrants were exercised prior to their expiration.

10.	Common Stock Repurchase Plan

In fiscal year 2008, our board of directors authorized two stock repurchase plans. On March 3, 2008, the Company’s board of directors authorized the first share repurchase and retirement plan of up to $15 million of the Company’s common stock over a 12-month period. Under this first plan the Company repurchased 492,068 shares of common stock for approximately $5.7 million. On July 25, 2008, the Company’s board of directors terminated the first share repurchase and retirement plan.

On November 21, 2008, the Company’s board of directors authorized a second share repurchase and retirement plan of up to $10 million of the Company’s common stock over a 12-month period. During the year ended December 31, 2008, the Company repurchased 491,511 shares of common stock for approximately $6.2 million against this second authorization. During the nine months ended September 30, 2009, the Company repurchased an additional 250,800 shares of common stock for approximately $2.5 million. As of September 30, 2009, under this second repurchase plan, the Company had repurchased a cumulative total of 742,311 shares of common stock for approximately $8.7 million.

Cumulatively between both plans mentioned above, the Company purchased a total of 1,234,379 shares of common stock for approximately $14.4 million.

11.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under such provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company agrees to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2009 or December 31, 2008.

12.	Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under FASB ASC Topic 280, the Company operates in two segments: (1) IVD and (2) sample processing.

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

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The tables below present information about reported segments for the three and nine months ended September 30, 2009 and 2008:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total
For the three months ended September 30, 2009
Revenues	$18,390	$3,796	$—	$22,186
Interest income	210	5	—	215
Interest expense	3	—	—	3
Depreciation and amortization	854	67	5	926
Segment pre-tax profit (loss)	2,669	1,245	(1,388)	2,526
Segment assets	61,813	26,711	4,929	93,453
Investment in long-lived assets	25,600	387	—	25,987

For the three months ended September 30, 2008
Revenues	$19,872	$3,552	$—	$23,424
Interest income	276	—	—	276
Interest expense	3	—	—	3
Depreciation and amortization	749	65	4	818
Segment pre-tax profit (loss)	2,459	922	(999)	2,382
Segment assets	61,095	21,631	7,108	89,834
Investment in long-lived assets	24,673	352	—	25,025

For the nine months ended September 30, 2009
Revenues	$55,430	$10,673	$—	$66,103
Interest income	620	20	—	640
Interest expense	10	—	—	10
Depreciation and amortization	2,393	201	12	2,606
Segment pre-tax profit (loss)	7,193	3,075	(4,310)	5,958
Segment assets	61,813	26,711	4,929	93,453
Investment in long-lived assets	25,600	387	—	25,987

For the nine months ended September 30, 2008
Revenues	$58,410	$10,405	$—	$68,815
Interest income	871	—	—	871
Interest expense	7	—	—	7
Depreciation and amortization	2,177	194	12	2,383
Segment pre-tax profit (loss)	8,161	2,810	(2,661)	8,310
Segment assets	61,095	21,631	7,108	89,834
Investment in long-lived assets	24,673	352	—	25,025

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $22.2 million and $21.9 million during the nine months ended September 30, 2009 and 2008, respectively.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. (the “Company”) consists of three operating units in two business segments as determined in accordance with FASB ASC Topic 280. Our in-vitro diagnostics, or IVD, segment also called Iris Diagnostics Division, designs, manufactures and markets IVD systems, consumables and supplies for urinalysis and body fluids. With the acquisition of Leucadia Technologies, Inc., or Leucadia, in 2006 we created our Iris Molecular Diagnostics, or IMD, subsidiary whose operations are included as part of the Iris Diagnostics Division. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing.

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with more than 2,400 iQ microscopy analyzers and approximately 1,000 automated chemistry analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and urine chemistry analyzers sourced from a Japanese manufacturer. We sell our urine microscopy analyzers worldwide. We initiated sales of the iChem®VELOCITY™, our fully-automated chemistry analyzer internationally in September 2008. Sales of this instrument in the United States will be initiated upon us attaining U.S. Food and Drug Administration (FDA) clearance. We currently distribute the Japanese manufacturer’s fully automated chemistry analyzers domestically. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty and spare parts purchased by international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

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

We submitted a 510(k) application with the FDA for market clearance of the iChem VELOCITY in the United States. After review of our pre-market notification 510(k), the FDA raised issues relating to the adequacy of certain of the performance attributes of the device and concluded that our iChemVELOCITY system is not substantially equivalent to other predicate devices in the market and therefore its commercialization in the United States cannot be initiated until a new 510(k) is submitted addressing the issues raised by the FDA. Based upon our testing of the instrument, the ability to make adjustments to enhance performance and the foreign experience with the instrument, we believe that the performance issues identified by FDA can be addressed and the instrument will be shown to FDA’s satisfaction to be safe and effective and entitled to 510(k) clearance. We have secured sufficient inventory of the AUTION MAX AX-4280 to cover all domestic sales of fully automated chemistry analyzers for the balance of 2009 and into mid-2010.

Domestic sales of our urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France and Puerto Rico where sales are direct to end use customers, are through independent distributors. In September 2009, we signed a letter of intent to acquire from our European distributor assets relating to its current distribution of IRIS products in the United Kingdom, Ireland and Germany. The assets to be purchased consist primarily of customer leases for installed IRIS instruments and service contracts valued at inventory book value. This purchase will increase our direct sales presence within our international sales channels, and will serve as a template for further potential transactions in territories that represent new business opportunities for us. We expect to consummate the acquisition in January 2010. International sales represented 34% of consolidated revenues during the first nine months of 2009, as compared to 32% during the first nine months of 2008. Since international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

We have introduced a new commercial name, NADiA® ProsVue™, to clearly differentiate our NADiA ultra-sensitive PSA assay for identifying prostatectomy patients with low risk of cancer recurrence from routine screening PSA assays. We met with the FDA to review our NADiA ProsVue™ Pre-Investigational Device Exemption (Pre-IDE) submission and reached an agreement in principle on the product claim and clinical end points to be used in a clinical study. In March 2009, we submitted a second Pre-IDE incorporating the results of the first stage of the referenced clinical study and refined the proposed prognostic claim. In April 2009, the FDA reviewed and commented on the second Pre-IDE submission and we incorporated these final recommendations into a retrospective clinical study for with a prognostic claim. We have secured Institutional Review Board (IRB) approval for NADiA® ProsVue™ from Eastern Virginia Medical School, University of Washington, Duke University Medical Center and Memorial Sloan-Kettering Cancer Institute. We commenced our larger multi-center clinical study consisting of approximately 300 patients and upon completion of the study, we will follow with a 510(k) submission.

In June 2009, we initiated a reduction in force of 19 full time equivalent personnel which resulted in a charge of $325,000 during the second quarter of 2009. The reduction in force is generating the expected annualized savings of more than $1.0 million with $450,000 expected to be realized in the second half of 2009.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in these critical accounting policies since December 31, 2008.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues, with the exception of percentages for gross profit margins, which are computed on related revenue, and income taxes, which are based on income before taxes.

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2009		2008		2009		2008
Revenues
IVD instruments	$5,136	23%	$8,335	36%	$16,772	25%	$24,091	35%
IVD consumables and service	13,254	60%	11,537	49%	38,658	59%	34,319	50%
Sample Processing instruments and supplies	3,796	17%	3,552	15%	10,673	16%	10,405	15%

Total revenues	22,186	100%	23,424	100%	66,103	100%	68,815	100%

Gross Profit (1)
IVD instruments	1,765	34%	3,459	41%	6,116	36%	10,958	45%
IVD consumables and service	8,299	63%	6,621	57%	23,510	61%	19,572	57%
Sample Processing instruments and supplies	2,118	56%	1,722	48%	5,584	52%	5,218	50%

Gross profit	12,182	55%	11,802	50%	35,210	53%	35,748	52%

Operating expenses
Marketing and selling	3,832	17%	4,152	18%	11,664	18%	11,898	17%
General and administrative	3,165	14%	2,736	12%	9,689	15%	8,378	12%
Research and development, net	2,870	13%	2,754	12%	8,549	13%	8,010	12%

Total operating expenses	9,867	44%	9,642	41%	29,902	45%	28,286	41%

Operating income	2,315	10%	2,160	9%	5,308	8%	7,462	11%
Other income	211	1%	222	1%	650	1%	848	1%

Income before for income taxes	2,526	11%	2,382	10%	5,958	9%	8,310	12%
Income taxes (2)	610	24%	764	32%	1,639	28%	2,663	32%

Net income	$1,916	9%	$1,618	7%	$4,319	7%	$5,647	8%

(1)	Gross profit margin percentages are based on the related sales of each category.

(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended September 30, 2009 to 2008

Consolidated revenues for the three months ended September 30, 2009 decreased 5% over the prior year quarter. Revenues in the IVD urinalysis segment decreased 7% to $18.4 million in the third quarter of 2009 from $19.9 million in the prior year quarter. Sales of IVD instruments decreased 38% to $5.1 million in the third quarter of 2009 from $8.3 million in the prior year quarter. The decrease in IVD instrument sales is primarily attributable to a reduction in domestic sales caused by a reduction in hospital and laboratory capital spending, delays in the approval process within the hospital and laboratory organizations and increased interest from customers in equipment leasing options, the impact of which is to defer the recognition of revenues from such leasing transactions over extended periods.

Revenues from IVD consumables and service increased 15% to a record $13.3 million in the third quarter of 2009 as compared to $11.5 million in the prior year quarter. The increase was driven primarily due to the larger installed base of instruments, and the success of converting expiring warranty agreements to service agreements. Revenues from sample processing instruments and supplies increased 7% to $3.8 million in the third quarter of 2009 as compared to $3.6 million in the prior year quarter. The increase was primarily attributable to increased sales to a major OEM customer. Total international revenue represented 34% of the 2009 consolidated third quarter revenue versus 30% in the same period a year ago.

Overall gross profit margin was 55% during the third quarter of 2009 compared to 50% in the prior year quarter. The improvement was due to an increase in consumables and service, reduced headcount related to the reduction in force in the second quarter of 2009, and an increase in gross margin of our Sample Processing division, partially offset by a decrease in gross margin for IVD instruments. The gross profit margin of our IVD instruments was 34% and 42% during the third quarter of 2009 and 2008, respectively. As compared to the prior year period, the third quarter of 2009 gross margin was impacted by $23,000 in sales promotions, $376,000 in costs related to iChem VELOCITY, which included Velocity retrofit costs of $150,000. The gross margin of our IVD consumables and services was 63% and 57% for the third quarter of 2009 and 2008, respectively, and included approximately $291,000 in international sales discounts. The IVD consumables and service gross margin improvement primarily resulted from economies of scale generated by our increasing volume of urinalysis microscopy consumables, increased sales of spare parts to our international distributors, improved efficiencies in our domestic service business, and a reduction in the unfavorable foreign currency fluctuations on purchases of dry chemistry strips denominated in Japanese Yen. Our chemistry strip manufacturing operation continues to operate below capacity, but we expect to improve its utilization with increased demand for our proprietary urine chemistry test strips as a result of an increasing installed base for our new iChem VELOCITY automated urine chemistry analyzers in the mid to high volume segment of the urinalysis market. Gross profit margin for our sample processing segment increased to 56% during the third quarter of 2009 from 48% during the third quarter of 2008 due primarily to price increases and reduced headcount related to the reduction in force in the second quarter of 2009.

Marketing and selling expenses totaled $3.8 million, or 17% of revenues, during the third quarter of 2009 as compared to $4.2 million, or 18% of revenues, during the third quarter of 2008. The decrease was due to lower commissions and GPO fees of $250,000, travel and entertainment expenses of $75,000 and outside professional services of $85,000, offset by an increase in additional personnel and related costs of $100,000. The increase in personnel and related costs is the result of our previous investments to enhance our internal sales staff and global marketing support in order to support the long-term growth of our business. We expect to continue to invest in these areas to strengthen our global presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses increased to $3.2 million, or 14% of revenues in the third quarter of 2009 from $2.7 million, or 12% of revenues, during the third quarter of 2008. This increase was due to an increase in personnel and related cost of $194,000, stock compensation expense of $160,000 and other expenses of $45,000.

Research and development expenses increased to $2.9 million, or 13% of revenues in the third quarter of 2009 as compared to $2.8 million, or 12% of revenues, in the third quarter of 2008. The increase was primarily attributable to $355,000 in prototype and research materials, as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our NADiA platform and 3GEMS urinalysis and hematology programs with an offset of a reduction in personnel and related costs of $285,000.

Interest income decreased during the third quarter of 2009 to $215,000 from $276,000 during the third quarter of 2008, as a result of the lower interest rate environment.

Income tax expense during the third quarter of 2009 amounted to 24% of pre-tax income as compared to 32% during the prior year period as we have continued to benefit from deferred tax assets relating to research and development tax credits.

Comparison of Nine Months Ended September 30, 2009 to 2008

Consolidated revenues for the nine months ended September 30, 2009 decreased by 4% over the prior year period. Revenues in the IVD urinalysis segment decreased 5% to $55.4 million in 2009 from $58.4 million in the prior year period. Sales of IVD instruments decreased to $16.8 million from $24.1 million during the prior year period. International revenues accounted for approximately 34% of consolidated revenue during the nine months ended September 30, 2009 compared to 32% during the prior year period. IVD consumables and service revenue increased to $38.7 million from $34.3 million, an increase of $4.4 million or 13% over the prior year period. Revenues for the first nine months of 2009 and 2008 from the sample processing segment increased by 3% to $10.7 million in 2009 as compared to $10.4 million in the prior year period.

Overall gross profit margins for the first nine months increased to 53% during the current year period compared to 52% for the 2008 period. The gross profit margin of our IVD instruments decreased to 36% in the current year period compared to 45% during the prior year. IVD instrument gross margin was impacted by $266,000 in sales promotions, $988,000 in costs related to the iChem VELOCITY, which included Velocity retrofit costs of $393,000, and severance costs of approximately $40,000. The IVD instruments gross margin was also affected by a high proportion of international sales which typically carry a lower gross margin as they are primarily sold through distributors. The gross margin of our IVD consumables and services increased to 61% during the first nine months of 2009 compared to 57% during the prior year period, and included approximately $291,000 in international sales discounts and $100,000 in severance costs. The improvement in IVD gross margin is primarily due to strong demand for urinalysis consumables and improvements in service profitability. Gross profit margin for our sample processing segment increased to 52% in 2009 from 50% in 2008, as a result of product mix, price increases and reduced headcount related to the reduction in force in the second quarter of 2009.

Marketing and selling expenses totaled $11.7 million, or 18% of revenue, for the first nine months, as compared to $11.9 million, or 17% of revenue, in the same period of 2008. The increase in additional personnel and related costs of $505,000 and other expenses of $66,000 were offset by lower commissions and GPO fees of $505,000, outside professional services of $115,000 and travel related expenses of $200,000.

General and administrative expenses increased during the first nine months to $9.7 million, or 15% of revenue, compared to $8.4 million in the prior year, or 12% of revenue. The increase includes additional personnel and related cost of $440,000, stock-based compensation expense of $675,000 and professional fees of $170,000.

Research and development expense amounted to $8.5 million, or 13% of revenue, during the first nine months of 2009 compared to $8.0 million, or 12% of revenue, in the same period in the prior year. The increase includes research materials, consulting and clinical development of $450,000 as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our NADiA platform and 3GEMS urinalysis and hematology programs.

Interest income for the first nine months of 2009 and 2008 amounted to $640,000 and $871,000, respectively, as a result of the lower interest rate environment and a lower cash balance as a result of the stock re-purchase program effected in the later part of 2008 and early 2009.

Income tax expense during the nine months of 2009 amounted to 28% of pre-tax income as compared to 32% during the prior year period and 33% for the full year ended December 31, 2008 as we have continued to benefit from deferred tax assets relating to research and development tax credits.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At September 30, 2009, our cash and cash equivalents amounted to $31.0 million compared to $24.4 million at December 31, 2008.

Adverse global macro economic forces have been impacting our selling markets and the credit markets of our customers and distributors. The adverse impact of these macroeconomic forces has been more pronounced in the U.S. market in the second and third quarters of 2009 than in the first quarter of 2009. We may continue to face the following challenges: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars, and a significant increase in requests for quotes for operating leases. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, and/or could lead to installment cash collections that would affect our liquidity and capital resources.

Operating Cash Flows. Cash provided by operations for the nine months ended September 30, 2009 improved to $9.6 million compared to cash provided by operations of $8.6 million during the prior year nine month period. The improvement includes non-cash items consisting of higher depreciation and amortization of $223,000, stock-based compensation expense of $1.0 million, and tax benefits from stock options exercises of $1.5 million. In addition, we experienced a $2.6 million reduction in accounts receivable, a $1.5 million reduction in prepaid expenses and other current assets primarily due to a nonrecurring $1.5 million payment from IDEXX Labs, Inc. under the December 2008 manufacturing, supply and transition agreement, and a $143,000 reduction in investment in sales-type leases. The sources of cash were partially offset by a $1.3 million decrease in net income, an increase of $684,000 of deferred taxes, an increase of $1.7 million in inventories, and a decrease in accounts payable and accrued expenses of $2.1 million as compared to the prior year nine month period.

The number of days sales in accounts receivable increased to 68 days at the end of the first nine months of 2009 compared to 59 days for the prior year first nine months. The number of days sales in accounts receivable varies and extends due to extended payment terms for our international customers and the granting of an increased volume of extended payment terms for certain customers for our instrument sales.

Our cash flow has been favorably affected by tax credit carry forwards. As of December 31, 2008, we had federal and state tax credit carry forwards of approximately $1.8 million and $2.1 million, respectively, net of valuation allowances. We continue to realize tax deductions from the exercise of certain stock options. During the year ended December 31, 2008, we realized tax deductions of approximately $1.9 million relating to this item. During the three months and nine months ended September 30, 2009, we paid federal and state taxes totaling $720,000 and $2.0 million, respectively.

Investing Activities. Cash used by investing activities totaled $737,000 during the first nine months of 2009, a $2.3 million decrease over the prior year first nine months primarily as a result of the sale of short-term marketable securities totaling $2.2 million and a reduction in capitalization of software development costs of $291,000 partially offset by an increase in purchases of property and equipment of $109,000 as compared to the first nine months of the prior year.

Financing Activities. Cash used in financing activities totaled $2.5 million during the first nine months of 2009, a $896,000 decrease over the first nine months of the prior year primarily as a result of the reduction in the repurchase of common stock amounting to $4.3 million partially offset by a decrease from the issuance of common stock of $749,000 and a reduction in tax deduction benefits from the exercise of stock options of $2.7 million compared to the prior first nine months of 2008.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of September 30, 2009, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of September 30, 2009, we were in compliance with these covenants.

In November 2007, we filed with the SEC a shelf registration statement on Form S-3, which allows us to sell up to $125 million in common stock, preferred stock or debt securities from time to time. In December 2007, the shelf registration statement was declared effective. As of September 30, 2009, no securities had been issued pursuant to this registration statement.

In fiscal year 2008, our board of directors authorized two stock repurchase plans. In March 2008, our board of directors authorized the first share repurchase and retirement plan of up to $15 million of our common stock over a 12-month period. Through September 30, 2008, we repurchased 492,068 shares of common stock for approximately $5.7 million under the first plan. On July 25, 2008, our board of directors terminated the first share repurchase and retirement plan.

On November 21, 2008, our board of directors authorized a second share repurchase and retirement plan of up to $10 million of common stock over a 12-month period and we repurchased 491,511 shares of common stock for approximately $6.2 million during the year ended December 31, 2008 against this second authorization. During the nine months ended September 30, 2009, we repurchased an additional 250,800 shares of common stock for approximately $2.5 million. As of September 30, 2009, under this second repurchase program, we had repurchased a cumulative total of 742,311 shares of common stock for approximately $8.7 million. We have authorization to repurchase an additional $1,340,000 of our common stock under the second plan before its expiration in November 2009.

Cumulatively between both share repurchase and retirement plans mentioned above, we purchased a total of 1,234,379 shares of common stock for approximately $14.4 million.

On September 11, 2008, our Chief Executive Officer exercised a stock option to purchase an aggregate of 130,000 shares of common with an exercise price of $4.34 per share, on a net issue basis, in a transaction approved by the compensation committee of our board of directors. We issued 62,081 shares of common stock to our Chief Executive Officer, and retained 67,919 shares of common stock with an aggregate market value of $1,219,000 based on the last closing price of our common stock immediately prior to exercise of $17.95 per share. Of this amount, $564,000 was applied in payment of the aggregate exercise price of the stock options and $655,000 was applied in payment of payroll taxes arising from the option exercise. These options had a term expiring on November 18, 2008.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.

Off-Balance Sheet Arrangements

At September 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle” (“SFAS No. 168”), which replaces SFAS No. 162, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, does not have an impact on our financial position, results of operation or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB interpretation No. 46(R),” (“SFAS No. 167”), which establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities, which addresses the effects on certain provisions of FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB No. 166, “Accounting for Transfers of Financial Assets,” and constituent concerns about the application of certain key provisions of Interpretation 46(R). SFAS No. 167 is effective after November 15, 2009. We have not yet determined the potential impact, if any, of SFAS No. 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which is an amendment of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”(SFAS No. 166”), which requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. SFAS No. 166 is effective after November 15, 2009. We have not yet determined the potential impact, if any, of SFAS No. 166 on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (SFAS No. 165”), which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. SFAS No.

157 was effective for the Company on January 1, 2008. However, since the issuance of SFAS No. 157, the FASB has issued several FASB Staff Position (FSP) to clarify the application of SFAS No. 157. On February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB No. 157. On April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements, other than the disclosures required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” in our Quarterly Report on From 10-Q for the period ending March 31, 2009. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting. FSP SFAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not yet determined the potential impact, if any, of FSP SFAS no. 107-1 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. On April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends and clarifies SFAS No. 141R. FSP SFAS 141(R)-1 addresses issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141 (R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51 (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. FSP No. SFAS 115-2 and SFAS 124-2 improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements, and are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. We do not believe the adoption of FSP No. SFAS 115-2 and SFAS 124-2 will have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at September 30, 2009, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

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

To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we periodically purchase foreign currency forward contracts. During the year ended December 31, 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.6 million, respectively. As of December 31, 2008, however, we did not have any remaining foreign currency forward contracts outstanding in Japanese Yen or Euros, and we did not enter into any such foreign currency forward contracts during the nine months ended September 30, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such risk factors during the nine months ended September 30, 2009.

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

Date: October 30, 2009	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
Chairman, President and Chief Executive Officer

	By:	/s/ Peter L. Donato
Peter L. Donato
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)