Form 10-K
period 2009-12-31
IRIS INTERNATIONAL INC
filed 2010-03-16
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2009 was approximately $212 million based upon the closing price of $11.80 per share of its common stock as reported on the NASDAQ Global Market on such date.

The registrant had 18,184,985 shares of common stock outstanding on March 5, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered on this Form 10-K are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

IRIS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2009

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

Item 1. Business

Company Overview

We are a leading global in vitro diagnostics company focused on products that analyze particles and living cell forms and structures, or morphology of a variety of body fluids. Our products leverage our strengths in flow imaging technology, particle recognition and automation to bring efficiency to the hospital and commercial laboratories, where a shortage of qualified laboratory technicians and labor-intensive processes result in significant cost and workflow challenges for our customers. The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with approximately 2,600 systems sold in over 50 countries. In this market, we also provide integrated solutions comprising urine microscopy and urine chemistry products as well as consumable supplies, system support services and sample preparation products. We intend to expand into related market segments that can clearly benefit from automated morphology solutions, including developing the analysis of other body fluids such as blood (hematology applications). In addition, we have an active research and development platform in molecular diagnostics based on our Nucleic Acid Detection Immunoassay, or NADiA®, platform, which we are developing for various applications in personalized diagnostics for oncology and infectious disease.

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

The iQ analyzer can be seamlessly integrated with an automated urine chemistry analyzer to simultaneously perform urine microscopy and chemistry testing in a fully automated manner. In the United States, we have sold our family of iQ analyzers integrated with an automated chemistry analyzer, the AUTION MAX AX-4280, which we have sourced from a Japanese manufacturer since August 2003. In September 2008, we released our proprietary iChem®VELOCITY™ automated urine chemistry analyzer and a fully integrated urine microscopy and urine chemistry work-cell, called the iRICELL in some international markets. Product registrations for iChem®VELOCITY™ and iRICELL are pending in some international countries including China, Japan and Mexico. In the United States, we expect to file a pre-market notification under Section 510(k) of the Food, Drug, and Cosmetics Act for the iChem VELOCITY in the second quarter of 2010. We have the ability integrate our iQ analyzer with the AUTION MAX AX-4280 through December 31, 2010. However, upon FDA clearance of our iChem VELOCITY, we plan to launch the iRICELL in the United States and to expand its distribution to other international markets requiring FDA 510(k) clearance in the second half of 2010.

We intend to solidify our leadership position in the urinalysis market, as well as enter into several adjacent markets with our product pipeline under development. To maintain our market position in urinalysis, we continue to implement improvements to our existing product lines, including enhancing our data analysis and productivity tools. In addition, we are developing an automated system to screen urine for urinary tract infection, or UTI. We believe this automated system will significantly reduce the number of urine cultures currently performed and will allow for faster results with less labor, potentially allowing physicians to reduce the frequency with which they preventively prescribe antibiotics for suspected urinary tract infections. We are also developing our 3GEMS (Third Generation Morphology) platform, which will serve as our next generation urinalysis platform and as the platform for our pipeline of hematology products. These 3GEMS hematology products, currently in feasibility testing, use image-based technology to automate the identification and characterization of blood cells, in particular, abnormal white blood cells. We believe an automated hematology analyzer using our proprietary imaging technology and software recognition capabilities will provide improvements in the identification of abnormal blood cells, including an automated, image-based nine-part white blood cell differential analysis. Like our urine microscopy products, these new hematology products by virtue of IRIS’ inherent capabilities to capture and analyze images are expected to significantly reduce the need for manual slide preparation and reviews, increasing the efficiency of what is currently a highly labor-intensive process.

The addition of molecular diagnostic products to our commercial IVD portfolio will be a key component of our future growth. In 2006, after the acquisition of Leucadia Technologies, Inc., a molecular diagnostics company, we organized a subsidiary known as Iris Molecular Diagnostics, to develop and commercialize our NADiA platform. NADiA has the ability to measure proteins below the detection thresholds of current immunoassay and molecular diagnostic methods. We believe our diagnostic products will address the need for increased sensitivity in the monitoring of disease enabling personalized treatment of cancer and infectious disease. Our first product under development, NADiA® ProsVue™, is an ultra-sensitive, blood-based test for the monitoring of residual amounts of prostate specific antigen, or PSA, in prostate cancer patients following radical prostatectomy. Upon completion of the clinical studies for NADiA® ProsVue™, we will file a 510(k) submission with the FDA expected in first half of 2010. In addition, we are designing an ultra-sensitive blood test for HIV viral load measurement and a blood-based test for identification of Her-2/neu, an important biological marker in determining the aggressiveness of breast cancer tumors.

We are exploring a number of strategies to rapidly commercialize our NADiA assays, including partnerships with clinical reference labs or other IVD companies, a direct sales outlet, or a combination of these alternatives. Our commercialization strategy must achieve the desired balance between the rate of test adoption, the demonstration of clinical value, and the attainment of high value reimbursement.

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

Currently, we participate primarily in what Boston Biomedical Consultants, Inc., or BBC, estimates as of 2007 to be the $569 million urinalysis segment of the IVD market.

Personalized medicine is expected to be one of the fastest growing markets over the next decade. The US News and World Report (July 6, 2009) estimates the market for personal health and wellness to grow to $452 billion by 2015 with most of this growth coming from advances in personalized cancer diagnostics. We believe the development of monitoring assays based on our NADiA platform should contribute to advancing personalized diagnostics for treatments of several types of cancers including prostate, breast, colon and lung.

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

Limitations in Urine Chemistry and Microscopy

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

We estimate the worldwide molecular diagnostics market in 2007 was approximately $3.7 billion and is expected to increase at a rate of 11% annually. We believe growth in the market is being driven primarily by an increase in the number of personalized diagnostics tests available to treat cancers and infectious diseases.

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

Although testing is performed on many different types of samples, most tests are performed on blood specimens that require separation in a centrifuge. The centrifuge market comprises five segments including non-refrigerated bench-top, refrigerated bench-top, floor, high-speed and ultra-centrifuges. According to Strategic Directions International, the worldwide market for sample processing centrifuges in 2010 is estimated at $660 million, of which the market for non-refrigerated bench-top centrifuges, the market segment we serve, is estimated at approximately $100 million. To improve laboratory productivity and sample turnaround time, the current trend is toward smaller and faster bench-top models and away from large capacity floor models which have longer processing time per batch. This represents a significant opportunity for our Express line of bench-top centrifuges.

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

Our Products

Our commercialized products and product pipeline comprise three main categories: morphology, molecular diagnostics and sample processing. Our morphology category includes all urinalysis and hematology products consisting of our commercialized urine chemistry and microscopy products, as well as our development-stage products such as our 3GEMS urinalysis and hematology analyzers. Our molecular diagnostics category consists of our development-stage products that utilize our NADiA technology for ultra-sensitive detection of proteins for monitoring cancer and infectious disease applications. Our sample processing category develops and markets small centrifuges and other processing equipment and accessories for rapid specimen processing. The table below is a summary of our major commercialized and in-development products:

Major Products	Status	Description
Morphology and Related Products

iQ analyzer	Marketed	Fully-automated urine microscopy and body fluids analyzer
iChem VELOCITY and iRICELL	Launched internationally: 3Q2008 U.S: Pending 510(k) re-submission	Fully-automated urine chemistry analyzer
3GEMS Urinalysis & Body Fluids	In feasibility	Next generation urine microscopy and body fluids analyzer
3GEMS Hematology	In feasibility	Complete blood count, white blood cell count with nine-part differentials and red blood cell and platelet morphology
Molecular Diagnostics
NADiA ProsVue	510(k) submission 1H2010	Prognosticate stable patients after radical retro-pubic prostatectomy
NADiA HIV	In development	Monitoring HIV viral load during anti-retroviral therapy
NADiA Her-2/neu	In feasibility	Monitoring of Her-2/neu levels after breast mastectomy/lumpectomy
Sample Processing

Express centrifuge line	Marketed	Centrifuges for clinical diagnostic market
ThermoBrite	Marketed	DNA workstation for FISH procedures
Cytofuge 2	Marketed	Centrifuge used for thin layer cell preparation
Cytofuge 12	Expected launch 1H2010	12 placement centrifuge used for thin layer cell preparation
IDEXX Drive	Marketed	For internal use in IDEXX chemistry analyzers
IDEXX whole blood separator	Manufacturing rights licensed to IDEXX	Consumable used in IDEXX chemistry analyzers
OvaTube	Launched 4Q2009	Ova and parasite testing for veterinarian market

Morphology and Related Products

Cell morphology is the science of cell form and structure. Our morphology segment utilizes our proprietary imaging technology to identify cells and particles in a fully automated manner. In the urinalysis market, we offer urine microscopy analyzers and related urine chemistry instruments. We are also developing an improved automated bacteria screening solution for our iQ analyzer to enhance our urinalysis offerings. As part of our 3GEMS Third Generation Morphology program, we are developing a next-generation urine microscopy analyzer and an image-based hematology analyzer.

Automated Urine Microscopy Analyzers

Our flagship product is the family of iQ urine microscopy analyzers, which was first launched in 2003. As of December 31, 2009, we have sold approximately 2,600 iQ analyzers. Our iQ technology platform utilizes proprietary image flow cytometry and software to achieve significant reductions in cost and processing time as compared to manual urine microscopy. Our technology enables high speed digital processing to classify and display images of microscopic particles in an easy-to-view graphical user interface. We believe our iQ product line has numerous benefits over competing products, including increased accuracy, digital imaging of particles and fully automated analysis of urine and body fluids and lower manual review rates of abnormal samples.

The iQ microscopy product line comprises the iQ SELECT, a fully-automated instrument capable of analyzing 40 samples an hour and enabling partial automation at laboratory sites with lower test volumes; the iQ ELITE, a fully-automated instrument capable of analyzing 70 samples an hour that is appropriate for mid-sized hospital laboratories; and the iQ SPRINT, a fully-automated instrument capable of analyzing 101 samples an hour that is appropriate for large volume hospital and commercial laboratories. By utilizing our urinalysis system, we believe the average laboratory, which we define as those laboratories that typically perform 60 microscopy tests per day, can re-assign one medical technician currently performing these tests to another function, with a payback period of approximately two years. We also offer the iQ Body Fluids Module as an addition to the iQ test menu, which enables the rapid diagnosis for the presence of nucleated cells, red blood cells, bacteria and crystals in body fluid samples.

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

Internationally, we began selling the iChem VELOCITY in September 2008 following CE Mark certification. Prior to the development and international launch of our iChem VELOCITY, we were not selling automated chemistry systems outside the United States as our agreement with ARKRAY for its automated chemistry products was only for the U.S. market. The iChem VELOCITY is designed for medium to high volume laboratories that typically process more than 100 urine chemistry samples per day. We offer the iChem VELOCITY as a stand-alone analyzer or as part of our integrated urinalysis workcell solution, the iRICELL.

In the United States, sales of our iChem VELOCITY chemistry analyzer and iRICELL workstations will be initiated upon clearance of our 510(k) application with the FDA, which we expect to submit in the second quarter 2010. We have amended our distribution agreement with ARKRAY beyond 2008 to have the ability to continue to distribute the AUTION MAX AX-4280 automated urine chemistry analyzer domestically until the end of 2010. Our agreement with ARKRAY also allows us to sell consumable strips for our existing installed base of AX-4280 analyzers through 2013, which we plan to continue to support and service through the life of the contract.

Consumables and Service

We generate significant revenue from the sale of consumables and service contracts for our urine microscopy and urine chemistry analyzers. For the year ended December 31, 2009, revenue derived from consumables and service contracts accounted for 56% of our total consolidated revenues and 67% of our diagnostics business unit’s revenue. Consumables include urine and body fluids reagents, calibrators and controls for our microscopy systems and test strips, calibrators, controls, and other solutions for the urine chemistry analyzers we manufacture and distribute. We offer annual service contracts for our domestic customers after the initial year of sale, which is covered by product warranty. On an international basis, we offer spare parts to our distributors who in turn service the end-use customer.

In January 2010, MD Buyline, a leading independent healthcare research and market intelligence organization, placed IRIS Diagnostics as number one in vendor satisfaction ratings among industry competitors for automated urinalysis systems in all six categories, including System Performance, System Reliability, Installation/Implementation, Applications Training, Service Response Time and Service Repair Quality.

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

We are in the process of improving the iQ platform’s ability to detect the presence of bacteria. This would allow for a fully-automated solution for hospital laboratories to experience improved workflow management through increased sample throughput and reduced labor demand for complete urinalysis utilizing our system.

Our proprietary isolation separation technology has the ability to bind antibody-coated albumin micro-bubbles to target cells, isolating any bacteria present in the urine and concentrating the particles for identification and quantification. We believe our technology has the ability to provide a faster and more cost-effective alternative to traditional urine cultures and will allow clinicians to make more informed treatment decisions. Our development efforts to date have created a standardized method that allows identification of both Gram-positive and Gram-negative bacteria. This automated bacteria screening technology will be performed on a new instrument in the concept stage of development.

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

Molecular Diagnostics

Our molecular diagnostic category is leveraging our proprietary NADiA technology platform to develop ultra-sensitive diagnostic tests. NADiA technology has the ability to measure proteins in extremely low concentrations below the detection thresholds of current immunoassay and molecular diagnostic methods. NADiA combines immunoassay and PCR methodologies, or Immuno-PCR, with the potential to detect proteins with femtogram/milliliter sensitivity (10-15 gram/milliliter). The Immuno-PCR approach is similar to that of an enzyme immunoassay, which makes use of antibody binding reactions and washing steps. In the NADiA method, the enzyme label is replaced with a strand of DNA and is detected by PCR amplification. We believe diagnostic tests that utilize our NADiA technology will aid in the early detection of disease relapse and potentially provide better therapeutic outcomes for patients. Our molecular diagnostics pipeline includes the following products under development:

•

Prostate Cancer: NADiA ProsVue. PSA, or prostate-specific antigen, is the most widely used cancer marker for the diagnosis and clinical management of prostate cancer in men. We are developing an ultra-sensitive blood-based diagnostic test, called NADiA ProsVue, to monitor levels of PSA that currently are undetectable with current testing methods, in men with prostate cancer who have undergone radical prostatectomy, or removal of the prostate gland. We met with the FDA on several occasions to review our NADiA ProsVue Pre-Investigational Device Exemption (Pre-IDE) submission and reached an agreement in principle on the product claim and clinical end points to be used in a large clinical study. In the first quarter of 2010, we commenced a multi-center retrospective clinical study consisting of approximately 300 patients with serially collected blood samples, retained over an eight year period. The results from the study are expected to validate the claim that NADiA ProsVue can be used to prognosticate post-radical prostatectomy patients with low risk of prostate cancer recurrence. As of March 1, 2010, over 200 patients’ samples have been tested and analyzed with encouraging results. Upon completion of the study, we will submit a 510(k) application expected in the first half of 2010.

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

We launched the Express 4 centrifuge in 2007, an instrument that employs a unique high speed horizontal rotor for separating samples and replaces larger and slower batch centrifuges by reducing sample preparation time and streamlining laboratory workflow. This new product platform enabled us to enter into the high volume chemistry market. In December 2009, we voluntarily recalled approximately 1,565 Express 4 centrifuges requiring a product retrofit in an estimated amount of $250,000.

In November of 2009, we initiated shipments of our new StatSpin Ovatube System for use in veterinary hospitals, clinics and reference laboratories to process fecal samples for the detection of ova and parasites. Based on our research, there are some 20 million ova parasite tests performed on animals each year in the U.S. alone, with some 15 million of these tests being performed in 25,000 veterinary clinics.

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

We are focusing our research and development efforts in expanding our current centrifuge product lines, in addition to entering new applications. In addition, our strategy is to expand our focus on high value applications such as molecular sample preparation. We believe there is significant demand for automated solutions that increase efficiencies in this area.

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

Broaden our product offerings in the urinalysis IVD market. We intend to broaden our offerings in the urinalysis IVD market by developing and commercializing new products and solutions that improve laboratory efficiency and provide healthcare providers with more timely and more valuable information. The iChem VELOCITY, an automated urine chemistry analyzer, represents a key new product offering that we launched in the international market and expect to launch domestically in 2010. The iChem VELOCITY, when linked with our iQ microscopy analyzer, allows us to offer an integrated system, called the iRICELL. In addition, we are leveraging our 3GEMS imaging technology to develop next-generation urinalysis instruments to provide our customers with innovative products. Another key new product feature under development is our improved urine bacteria screening for the iQ. This would allow for a fully-automated solution for hospital laboratories to experience improved workflow management through increased sample throughput and reduced labor demand.

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

Expand our addressable markets by developing molecular diagnostic tests. We believe that application of NADiA, our proprietary molecular diagnostic technology, has the potential to improve patient care management by allowing for earlier detection of disease relapse and to improve patient outcomes due to its ultra-sensitive detection of proteins. Our portfolio of emerging molecular diagnostic tests for cancer and infectious disease is designed to provide physicians and patients with more valuable information that may impact the treatment decision in managing the course of disease. As a result, we believe our NADiA platform is well-positioned for growth with the advent of personalized medicine utilizing genomic and molecular data to better determine targeted therapies for patients. We continue to evaluate commercialization strategies for our NADiA applications to maximize our penetration in the marketplace including partnerships with clinical reference labs or other IVD companies, a direct sales channel, or a combination of these alternatives.

Pursue selective acquisitions and technology in-licensing. We will continue to pursue selective acquisitions to augment our organic growth. Our acquisition strategy is to target companies and product lines that complement our business and provide additional infrastructure necessary for the commercialization of our pipeline. In January 2010, we acquired from our European distributor assets relating to its distribution of IRIS products in Germany and the UK to provide for an expanded international direct sales channel for current and future products.

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

Intellectual Property

We have a long history of innovation. Our diversified core technology spans through a number of scientific endeavors, which include IVD, immuno-assay, rare cell separation technology, specimen processing and handling, pattern recognition and image analysis. Our commercial success depends on our ability to protect and maintain our proprietary rights. We protect our proprietary technology by filing various patent applications domestically and in many foreign countries. We own various active patents and have pending patent applications for our technologies domestically and internationally.

These patents cover developments in imaging analysis and processing software, blood processing, digital refractometers, fluidics, centrifuges, immuno-PCR processes, rare cell separation, automated slide handling and disposable urinalysis products sold by us. In addition, we have various patents related to products of our sample processing business segment. These patents have various useful lives ranging from five to 15 years with expirations ranging from one to 15 years. Our core IVD patents in the United States will start to expire in 2017.

For our molecular platform technologies, we have a license for three patents from the University of California that cover the use of nucleic acid labeled antibodies in immunoassays. In addition, we filed a patent on the improved use of DNA labeled antibodies and obtained patents covering NADiA and our bubble isolation technology methods.

We have trade secrets, unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

We claim copyright in our source code and have a patent in the ways in which our software displays images, and have filed copyright registrations with the United States Copyright Office. We also own various federally registered trademarks, including “IRIS”, “iChem”, “VELOCITY”, “iQ”, “ThermoBrite”, and “StatSpin.” We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions. We intend to aggressively protect our patents, copyrights and trademarks.

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

In the United States, the FDA regulates medical devices under the Food, Drug, and Cosmetics Act. Before a new medical device can be commercially introduced in the United States, the manufacturer usually must obtain FDA clearance by filing a pre-market notification under Section 510(k) of the Food, Drug, and Cosmetics Act, or obtain FDA approval by filing a PMA application. The PMA application process is significantly more complex, expensive, time-consuming and uncertain than the 510(k) notification process. To date, we have cleared all of our regulated products with the FDA through the 510(k) notification process. We cannot guarantee that we will be able to use the 510(k) notification process for future products. Furthermore, FDA clearance of a 510(k) notification or approval of a PMA application is subject to continual review, and the subsequent discovery of previously unknown facts may result in restrictions on a product’s marketing or withdrawal of the product from the market.

We are also required to register as a medical device manufacturer with the FDA and comply with FDA regulations concerning good manufacturing practices for medical devices, or GMP Standards. In 1997, the FDA expanded the scope of the GMP Standards with new regulations requiring medical device manufacturers to maintain control procedures for the design process, component purchases and instrument servicing (Quality System Regulation or QSR). The FDA biannually inspects our manufacturing facilities for compliance with GMP Standards. We believe that we are in substantial compliance with the QSR.

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

Summary of Revenues by Product Line

	Year ended December 31,
	2009		2008		2007
	($ in thousands)
Revenues
IVD instruments	$26,018	28%	$35,128	37%	$33,492	40%
IVD consumables and service	52,213	56%	46,643	49%	38,533	45%
Sample Processing instruments and supplies	14,335	16%	13,731	14%	12,281	15%

Total revenues	$92,566	100%	$95,502	100%	$84,306	100%

See Note 18 to the Consolidated Financial Statements, “Segment and Geographic Information,” for financial information regarding our operating segments and geographic areas.

Backlog

We did not have a material amount of backlog as of December 31, 2009. Our products usually ship within 30 to 60 days of receipt of sales orders. We do not believe that backlog is necessarily indicative of sales for any succeeding period.

Employees

At March 1, 2010, we had 326 full-time employees, including 290 in the United States and 36 internationally. We also use outside consultants and part-time and temporary employees in production, administration, marketing, research and development and engineering. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Corporate Information

We incorporated in California in 1979 and reincorporated in Delaware in 1987. We currently have nine facilities, two in California, one in Massachusetts, and one in Marburg, Germany, and sales offices in France, Germany, the United Kingdom, Japan and Hong Kong.

Available Information

We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, along with any related amendments and supplements on our website as soon as reasonably practicable after we electronically file or furnish such materials with or to the Securities and Exchange Commission, or the SEC. These reports are available, free of charge, at www.proiris.com. Our website and the information contained in it and connected to it do not constitute part of this annual report or any other report we file with, or furnish, to the SEC.

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

If we do not establish strategic partnerships to commercialize our products under development, we will have to undertake commercialization efforts on our own, which could be costly and may ultimately be unsuccessful.

We may selectively partner with other companies to obtain assistance for the commercialization of certain of our products. We may enter into strategic partnerships with third parties to develop and commercialize some of our products that are intended for larger markets or that otherwise require a large, specialized sales and marketing organization, and we may enter into strategic partnerships for products that are targeted beyond our selected target markets. We face competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time consuming to negotiate and document. We may not be able to negotiate strategic partnerships on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships. If we are unable to negotiate strategic partnerships for our products under development, we may be forced to reduce the scope of our sales or marketing activities or undertake commercialization activities at our own expense. In addition, we will bear the entire risk related to the commercialization of these products. If we elect to increase our expenditures to fund commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all.

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

In the event a competitor infringes upon our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others. Additionally, our earliest patents begin to expire in 2010, which may allow our competitors, many of which may have substantial resources and have made substantial investments in competing technologies, to develop technologies previously protected by these expiring patents.

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

Federal and state legislative proposals are periodically introduced or proposed that would affect major changes in the healthcare system, nationally, at the state level or both. Future legislation, regulation or payment policies of Medicare, Medicaid, private health insurance plans, health maintenance organizations and other third-

party payors could adversely affect the demand for our current or future products and our ability to sell our products on a profitable basis. Moreover, healthcare legislation is an area of extensive and dynamic change, and we cannot predict future legislative changes in the healthcare field or their impact on our industry or our business. Any impairment in our ability to market our products could have a material adverse effect on our financial condition and results of operation.

We may not be able to realize the deferred tax asset relating to our tax net operating loss carry forward.

As of December 31, 2009, we have deferred tax assets of approximately $6.1 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. Although we believe that the deferred tax asset is recoverable, there is no assurance that we will be able to generate taxable income in the years that the differences reverse.

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

We may not be able to maintain contracts with Group Purchasing Organizations, or GPOs.

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

We currently depend on third-party distributors to sell our IVD products in most markets outside of the United States as well as all Iris Sample Processing products. The quarterly and yearly demand from distributors depends on factors such as buying patterns, cash availability, currency exchange rates, etc. If these distributors are not successful in selling our products, we may be unable to increase or maintain our level of revenue. Our distributors may not commit the necessary resources to market and sell our products. If current or future distributors do not perform adequately or if we are unable to locate distributors in particular geographic areas, we may not realize revenue growth internationally. Over the long term, we intend to grow our business internationally, and to do so we will need to attract additional distributors to expand into new territories or to sell new products

Our sales in international markets are subject to a variety of laws and political and economic risks that may adversely impact our sales and results of operations in certain regions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease all of our facilities. Our headquarters are located at 9172 Eton Avenue, Chatsworth, California 91311. The table below sets forth certain information regarding our leased properties as of March 1, 2010.

Location	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
Chatsworth, CA	98,446	$70,162	Corporate headquarters and manufacturing
Westwood, MA	29,220	$34,967	Sample Processing division
Carlsbad, CA	14,941	$17,182	Molecular Diagnostic research division
Marburg, Germany	8,539	$18,066	Urine chemistry strip manufacturing facility
Marburg, Germany	4,844	$2,278	Urine chemistry strip manufacturing warehouse
Paris, France	2,684	$3,017	Sales office
Causeway Bay, HK	120	$1,744	Sales office
Cologne, Germany	130	$2,520	Sales office
Cambridge, UK	323	$1,452	Sales office

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

Our common stock is listed on the NASDAQ Global Market under the symbol “IRIS.” The closing price of our common stock on March 5, 2010 was $10.73 per share. The table below sets forth the high and low closing prices of our common stock on the NASDAQ Global Market for the periods ended:

	Price per share
	Low	High
Fiscal 2009:
First Fiscal Quarter	$8.60	13.33
Second Fiscal Quarter	10.03	12.94
Third Fiscal Quarter	9.50	11.81
Fourth Fiscal Quarter	9.99	12.62
Fiscal 2008:
First Fiscal Quarter	$10.36	22.13
Second Fiscal Quarter	12.85	16.89
Third Fiscal Quarter	15.00	19.08
Fourth Fiscal Quarter	8.89	17.25

As of March 5, 2010 we had approximately 2,119 holders of record of our common stock.

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

FIVE-YEAR STOCK PRICE PERFORMANCE COMPARISON (1)

The following graph and table compare the cumulative total return on our common stock with the cumulative total return (including reinvested dividends) of the Standard & Poor’s 500 Index (S&P 500), the NASDAQ Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks Index and the Standard & Poor’s HealthCare Equipment Index for the five years ending December 31, 2009, assuming that the relative value of the common stock and each index was $100 on December 31, 2004. Amounts below have been rounded to the nearest dollar. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:

Revenues	$92,566	$95,502	$84,306	$72,067	$64,585
Operating income	7,811	10,967	8,953	1,049	8,941
Other income (expense)	894	2,409	1,440	1,089	605
Net income (loss)	6,251	9,013	7,549	(175)	6,131
Basic net income (loss) per share	0.35	0.49	0.42	(0.01)	0.37
Diluted net income (loss) per share	0.35	0.48	0.40	(0.01)	0.35

Balance Sheet Data:

Working capital	58,988	51,553	49,685	37,283	33,879
Total assets	97,790	90,638	86,390	74,317	63,929
Total debt	—	—	—	—	—
Total liabilities	12,568	14,728	11,456	11,751	10,160
Stockholders’ equity	85,222	75,910	74,934	62,566	53,769

Our financial results for certain of the years set forth above were impacted by the following events:

1.	2009 results include the following expenses totaling $1.1 million; an accrual of $475,000 for payroll taxes attributable to the exercise of stock options, $350,000 in start-up expenses for the initiation of direct sales operations in the UK and Germany and $250,000 for product retrofit costs related to the voluntary recall of approximately 1,565 StatSpin Express 4 Centrifuges.
2.	2008 results include the non recurring other income related to the $1.2 million net payment to us as part of the manufacturing transition rights agreement signed with IDEXX Laboratories in December 2008.
3.	2007 results include the effects of closing our Advanced Digital Imaging Research subsidiary’s operations which resulted in a $163,000 write-off.
4.	2006 results include the effect of the acquisition in April 2006 of Leucadia Technologies, Inc. We recorded a $5.2 million charge for purchased in-process research and development. In addition we incurred additional research and development expenses of $1.8 million as a result of the acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

IRIS International, Inc. consists of three operating units in two business segments as determined in accordance with FASB ASC Topic 280 “Segment Reporting”. Our in-vitro diagnostics, or IVD, segment also called Iris Diagnostics Division, designs, manufactures and markets IVD systems, consumables and supplies for urinalysis and body fluids. With the acquisition of Leucadia Technologies, Inc., or Leucadia, in 2006 we created our Iris Molecular Diagnostics, or IMD, subsidiary whose operations are included as part of the Iris Diagnostics Division. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing.

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with more than 2,600 iQ microscopy analyzers in over 50 countries. We generate revenues primarily from sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include sales of urine microscopy and chemistry analyzers manufactured by us and a urine chemistry analyzer, the AUTION MAX AX-4280, sourced from a Japanese manufacturer. We sell our urine microscopy analyzers worldwide. We initiated sales of the iChem VELOCITY, our fully-automated chemistry analyzer internationally in September 2008. Sales of this instrument in the United States will be initiated upon us obtaining FDA clearance. We currently distribute the AUTION MAX AX-4280 in the United States, and have secured sufficient inventory of this product to cover all domestic sales of fully automated chemistry analyzers through the second half of 2010. Consumables include products such as chemical reagents and urine test strips. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty and spare parts purchased by international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue are expected to continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

Domestic sales of our urinalysis systems are direct to the customer through our sales force. International sales, with the exception of France and Puerto Rico where sales are direct to end use customers, are through independent distributors. Effective January 2010, we completed the purchase of certain European distributor assets relating to the distribution of IRIS products in the United Kingdom, Ireland and Germany. We purchased the assets, which consist primarily of installed IRIS instruments leased to customers, the related lease agreements, and service contracts, for $841,000. This purchase will increase our direct sales presence within our international sales channels, and will serve as a template for further potential transactions in territories that represent new business opportunities for us. We estimate that in 2010, we will incur additional expense of approximately $2.5 million to fund our new direct sales initiatives in the United Kingdom, Ireland and Germany. International sales represented 33% of consolidated revenues for the years ended December 31, 2009 and 2008. Since the substantial majority of international sales are made through independent distributors, gross profit margin is lower than for domestic sales of the same products, but we incur minimal sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

As our Company did not meet its revenue and earnings thresholds for the year ended December 31, 2009, the employee bonus expenses were significantly reduced by $1.4 million as compared to the prior year. The consolidated employee bonus expense for the years ended December 31, 2009 and 2008 amounted to $362,000 and $1.7 million, respectively.

In February 2010, after receiving reports of two incidents of uncontained rotor ruptures, we initiated a voluntary recall of 1,565 Express 4 Centrifuge with a safety defect that could expose the user to personal injury or the biological sample being processed. A retrofit program has been initiated to upgrade all units shipped since November 2007 at an estimated cost of $250,000. The installed base of approximately 60,000 centrifuges of all other models is not affected and we expect all units upgraded within the second quarter of 2010. We do not expect a material revenue impact from this incident.

In June 2009, we initiated a reduction in force of 19 full time equivalent personnel which resulted in a charge of $325,000 during the second quarter of 2009. The reduction in force generated approximately $1.4 million in annualized savings.

In 2008, we entered into a manufacturing and supply agreement with IDEXX Laboratories, Inc., or IDEXX, for internal centrifugal drive systems and related whole blood separators developed by us for use in the new IDEXX Catalyst Dx™ Chemistry Analyzer for the veterinary market launched globally by IDEXX in 2008. Under the terms of the agreement, in exchange for a $1.5 million cash payment and future royalties starting in 2014, we granted IDEXX exclusive rights to manufacture the whole blood separator technology. In addition, we will exclusively manufacture and sell to IDEXX the internal centrifugal drive system we developed. Shipments of this drive system commenced in 2008.

We have invested significant capital to acquire technologies and to increase our investment in research and development both to sustain our technological leadership in our existing core product lines in urinalysis and sample processing and as part of our growth strategy to broaden our product pipeline into new high value platforms in hematology and molecular diagnostics. The decision to diversify into IVD market segments in which we do not presently participate has adversely affected our earnings growth over the last four years, as we have invested significantly in research and development without any corresponding revenues from new products still in development. Our investment in new product platforms, however, is of strategic importance and is necessary to position the company for significant revenue and earnings acceleration in future years. Research and development expense increased to $11.4 million, or 12% of revenue, in 2009 compared to $10.4 million, or 11% of revenue, in 2008. Of these expenditures, approximately $6.0 million and $5.0 million was invested in 2009 and 2008, respectively, in our NADiA and hematology platforms. The expected release of our NADiA ProsVue in 2010 represents the first product offering resulting from our product line expansion initiative, and we are expecting significant revenue realization from this product starting in 2011. For 2010, we anticipate that research and development expense will increase to approximately 13% of revenue.

The following table summarizes product technology expenditures for the periods indicated:

	2009	2008	2007
	(in thousands)
Total product technology expenditures during year	$12,331	$11,699	$11,331
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	(835)	(1,178)	(970)
Less: amounts reimbursed through grants for government sponsored research and development	(85)	(164)	(135)

Research and development expense as reported in the consolidated statements of income	$11,411	$10,357	$10,226

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

Revenue is recorded in accordance with the provisions of FASB ASC Topic 605 “Revenue Recognition”, which generally require revenue earned on product sales involving multiple-elements to be allocated to each element based on the relative fair values of those elements if sold separately. Multiple elements of certain domestic product sales include IVD instruments, training, consumables and service.

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

Since the introduction of our iQ product line, the installed base of our legacy analyzers have been steadily declining and less than 20 units internationally and 6 units domestically remain in the field as of December 31, 2009. We maintain a base supply of service parts for these products. Management will periodically review the carrying value of such parts to ensure that they continue to exceed net realizable value.

Goodwill and Core Technology – Our intangible assets consist of goodwill, which is not being amortized and core technology, which is being amortized over its useful life of 20 years. All intangible assets are subject to impairment tests on an annual or periodic basis. Goodwill is evaluated in accordance with FASB ASC Topic 350, “The Intangibles- Goodwill and Other”, based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value and discounted cash flow. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Core technology is evaluated for impairment using the methodology set forth in FASB ASC Topic 360, “Property, Plant and Equipment.” Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

At December 31, 2009, we evaluated goodwill and determined that fair value had not decreased below carrying value and no adjustment to impair goodwill was necessary in accordance with ASC Topic 350. Substantially all of the goodwill resides in the IVD reporting unit.

Capitalized software – We capitalize certain software development costs in connection with our development of our urine analyzers in accordance with FASB ASC Topic 985, “Software.” We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues.

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

Income taxes – We account for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

We account for uncertain tax positions in accordance with FASB ASC Topic 740-10 which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosures required. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock based compensation – The Company accounts for stock based compensation under FASB ASC Topic 718, Compensation- Stock Compensation (“ASC 718”) which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exception of percentages for gross profit margins which are computed on related revenue.

	Years ended December 31,
	2009		2008		2007
	(in thousands)
Revenues
IVD instruments	$26,018	28%	$35,128	37%	$33,492	40%
IVD consumables and service	52,213	56%	46,643	49%	38,533	45%
Sample Processing instruments and supplies	14,335	16%	13,731	14%	12,281	15%

Total revenues	92,566	100%	95,502	100%	84,306	100%

Gross Profit(1)
IVD instruments	9,240	36%	15,523	44%	15,543	46%
IVD consumable and service	32,055	61%	26,648	57%	20,673	54%
Sample Processing instruments and supplies	7,370	51%	6,868	50%	6,138	50%

Gross profit	48,665	53%	49,039	51%	42,354	50%

Operating expenses
Marketing and selling	16,122	17%	15,706	16%	13,041	16%
General and administrative	13,321	14%	12,009	13%	10,134	12%
Research and development, net	11,411	12%	10,357	11%	10,226	12%

Total operating expenses	40,854	44%	38,072	40%	33,401	40%

Operating income	7,811	9%	10,967	11%	8,953	11%
Other income	894		2,409		1,440

Income before provision for income taxes	8,705	9%	13,376	14%	10,393	12%
Provision for income taxes(2)	2,454	28%	4,363	33%	2,844	27%

Net income	$6,251	7%	$9,013	9%	$7,549	9%

(1)	Gross profit margin percentages are based on the related sales of each category.
(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Year Ended December 31, 2009 to 2008

Revenues for the year ended December 31, 2009 decreased by 3% over the prior year to $92.6 million from $95.5 million in 2008. Revenues in the IVD urinalysis segment decreased 4% to $78.2 million in 2009, from $81.8 million in the prior year. Sales of IVD instruments decreased 26% to $26.0 million from $35.1 million in the prior year as a result of a significant shortage of capital in the global markets. Our unit volume of iQ analyzers sold during 2009 decreased approximately 21% compared to 2008, with domestic units decreasing 25% and internationally units decreasing 19%. International revenues accounted for approximately 33% of consolidated revenue for both 2009 and 2008. Sales of IVD consumables and service increased during the year to $52.2 million from $46.6 million, an increase of 12% over 2008, primarily due to the larger installed base of instruments and the success of converting expiring warranty agreements to service agreements. Revenues derived from Sample Processing instruments and supplies increased to $14.3 million, a 4% increase over 2008 revenues of $13.7 million. This growth was driven by continued strong sales of our new Express 4 centrifuge along with an increase in orders from our international distributors, most notably our distributor in the United Kingdom.

Overall gross profit margins increased to 53% in 2009 compared to 51% in 2008. The gross profit margin of our IVD instruments was 36% in 2009 versus 44% in 2008. As compared to the prior year period, IVD instrument gross margin in 2009 was impacted by $368,000 in sales promotions, $1,193,000 in costs related to the iChem VELOCITY, which included Velocity retrofit costs of $373,000, volume and other costs of $320,000, severance costs of approximately $40,000 with an offset of a reduction in employee bonuses of $76,000. In addition, our gross margins on IVD instruments were negatively impacted by foreign currency fluctuations on our purchases of AUTION MAX AX-4280 chemistry analyzers which are denominated in Japanese Yen. The gross margin of our IVD consumables and service increased to 61% during 2009 compared to 57% in 2008, respectively, and included $501,000 in international sales discounts. The consumable gross margin improvement primarily resulted from economies of scale generated by our increasing volume of urine microscopy consumables and spare parts, improved efficiencies in our domestic service business, a reduction in unfavorable foreign currency fluctuations on purchases of dry chemistry strips denominated in Japanese Yen and a reduction of employee bonuses of $160,000. Our chemistry strip manufacturing operation in Germany continues to operate below capacity, but we expect to improve its utilization with increased demand for our proprietary urine chemistry test strips as a result of an increasing installed base our new iChem VELOCITY automated urine chemistry analyzers in the mid to high volume segment of the urinalysis market. Gross profit margin for our Sample Processing instruments and supplies segment increased to 51% in 2009 from 50% in 2008 as a result of product mix, price increases and reduced headcount related to the reduction in force in the second quarter of 2009. In addition, the gross margin was affected by our Sample Processing division’s voluntarily recall of approximately 1,565 centrifuges, requiring a $250,000 accrual to cover the product retrofit costs during the fourth quarter of 2009.

Marketing and selling expenses totaled $16.1 million, or 17% of revenues, in 2009 as compared to $15.7 million, or 16% of revenues in 2008. The increase includes personnel and related costs of $967,000, partially offset by lower commission and GPO fees of $319,000, travel and entertainment of $198,000, a reduction of employee bonuses of $134,000 and professional fees of $151,000. Our $967,000 increase in personnel and related costs includes $350,000 in start-up expenses relating to the initiation of direct sales in the United Kingdom, Ireland and Germany.

General and administrative expenses increased to $13.3 million, or 14% of revenues, in 2009, from $12.0 million or 13% of revenues in 2008. This increase includes additional personnel and related costs of $619,000, stock-based compensation expense of $804,000, professional fees of $108,000, board compensation expense of $64,000, an accrual of $475,000 for payroll taxes attributable to the exercise of stock options, other corporate related expenses of approximately $300,000 and an offset of $541,000 for a reduction in employee bonuses.

Research and development expense increased to $11.4 million, or 12% of revenues, in 2009 from $10.4 million, or 11% of revenues in 2008. The increase includes research materials, consulting, clinical development expenses and software capitalization of $1.1 million as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our NADiA platform and 3GEMS urinalysis and hematology programs. These costs were partially offset by a reduction in employee bonuses of $431,000.

Interest income during 2009 amounted to $857,000, a $323,000 decrease over 2008 mainly due to a lower interest rate environment on our cash balances, and in spite of a higher cash balance.

Income tax expense during the year amounted to 28% of pre-tax income as compared to 33% during the prior year. The decrease in the income tax provision resulted from an increase in research and development tax credits. We have federal and state research and development and other tax credit carryovers totaling $5.3 million.

Comparison of Year Ended December 31, 2008 to 2007

Revenues for the year ended December 31, 2008 increased by 13% over the prior year to $95.5 million from $84.3 million in 2007. Revenues in the IVD urinalysis segment increased 14% to $81.8 million in 2008, from

$72.0 million in the prior year. Sales of IVD instruments increased 5% to $35.1 million in 2008 from $33.5 million in the prior year. Our unit volume of iQ analyzers sold during 2008 increased approximately 2% with the number of units sold domestically remaining constant whereas the number of units sold internationally increased 3%. Total international revenues accounted for approximately 33% of consolidated revenue during 2008 compared to 30% during 2007. Sales of IVD consumables and service increased during 2008 to $46.6 million from $38.5 million, an increase of 21% over 2007, primarily due to the larger installed base of instruments and the success of converting expiring warranty agreements to service agreements. Revenues from the Sample Processing instruments and supplies increased during 2008 to $13.7 million up from $12.3 million, a 12% increase over 2007. This growth was primarily driven by the new Express 4 centrifuge partially offset by declining sales of more mature products, such as the Express 2 centrifuge.

Overall gross profit margins increased from 50% in 2007 to 51% in 2008. The gross profit margin of our IVD instruments was 44% in 2008 versus 46% in 2007, as the launch in 2008 of the iChem VELOCITY carried higher start-up manufacturing costs such as manufacturing learning curve, training and higher material costs due to small lot procurement in the initial stages. In addition, our gross margins on IVD instruments were negatively impacted by foreign currency fluctuations on purchases of AUTION MAX AX-4280 chemistry analyzers which are denominated in Japanese Yen. The gross margin of our IVD consumables and service increased to 57% during 2008 compared to 54% in 2007. The consumable gross margin improvement primarily resulted from economies of scale generated by our increasing volume of urine microscopy consumables partially offset by unfavorable foreign currency fluctuations on purchases of dry chemistry strips denominated in Japanese Yen. Our chemistry strip manufacturing operation continued to operate at below capacity during 2008, which adversely affected margins. In addition, during 2008 we experienced gross profit margin improvement in our domestic instrument service as a result of economies of scale and cost containments even with an increasing domestic installed base. Gross profit margin for our Sample Processing laboratory instruments and supplies segment remained constant at 50% in 2007 and 2008.

Marketing and selling expenses totaled $15.7 million, or 16% of revenues, in 2008 as compared to $13.0 million, or 16% of revenues in 2007. The increase includes additional personnel and related costs of $2.3 million, primarily relating to new product introductions, and professional and GPO fees of $354,000 and other expenses of $194,000.

General and administrative expenses amounted to $12.0 million, or 13% of revenues, in 2008, as compared to $10.1 million or 12% of revenues in 2007. This increase includes additional personnel and related costs of $1.43 million most of which is attributed to a significant investment in information technology staff needed to improve our business systems. In addition, our board compensation expense and corporate insurance increased in 2008 by $97,000 and other corporate expenses increased by $215,000 partially offset by a reduction in professional fees for audit and SOX 404 services of $100,000.

Research and development expense for the year ended 2008 amounted to $10.4 million and the year ended 2007 amounted to $10.2 million. The increase includes $1.3 million in personnel and related expenses, and an increase in clinical development related expenses of $290,000. These costs were partially offset by a reduction in iChem VELOCITY prototype and research materials totaling $503,000, a decrease in consultants, patent prosecution and other miscellaneous expenses, primarily related to the iChem VELOCITY development of $441,000 and cost reductions as a result of the shutdown of our Advanced Digital Imaging Research subsidiary of $380,000.

Interest income during 2008 amounted to $1.2 million, a $300,000 decrease over 2007 mainly due to a lower interest rate environment on our cash balances, and lower cash balances due to the use of cash to repurchase of our common stock during 2008.

Income tax expense during 2008 amounted to 33% of pre-tax income as compared to 27% during the prior year. The increase in the income tax provision resulted from a reduction in research and development tax credits.

Other income from non recurring manufacturing transition rights of $1.2 million during 2008 related to an agreement entered with IDEXX Operations, Inc. (IDEXX), in December 2008. This manufacturing, supply and transition agreement allows IDEXX to manufacture and distribute rotors compatible with the drives of IDEXX machines, and in exchange for the manufacturing transition rights, we received $1.5 million with an offset of $268,000 related to research and development cost associated with the manufacturing transition rights.

Contractual Obligations and Commercial Commitments

The following table aggregates our expected minimum contractual obligations and commitments subsequent to December 31, 2009:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)*
Operating lease commitments	$6,312	$2,013	$2,149	$1,544	$606

*	Not included in the table above are normal recurring accounts payable or accrued expenses which are presented on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At December 31, 2009, our cash and cash equivalents amounted to $34.3 million compared to $24.4 million at December 31, 2008.

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

Operating Cash Flows. Cash provided by operations for the year ended December 31, 2009 decreased to $12.1 million compared to cash provided by operations of $13.4 million during the prior year. In addition to the decrease in net income of $2.8 million, we experienced a $5.3 million decrease in accounts payable and accrued expenses, a $1.8 million increase in investment in sales-type leases and a $838,000 increase in inventories, which contributed to the reduced cash flow when compared to the prior year. Offsetting these reductions in cash flow were non-cash items consisting of higher depreciation and amortization of $398,000, stock-based compensation expense of $1.3 million, and tax benefits from stock options exercises of $344,000. In addition, we experienced a $6.7 million reduction in accounts receivable and a $3.2 million reduction in prepaid expenses and other current assets primarily due to a nonrecurring $1.5 million payment from IDEXX Labs, Inc. under the December 31, 2008 manufacturing, supply and transition agreement as compared to the prior year period.

The number of days sales in accounts receivable decreased to 70 days at the end of 2009 compared to 77 days for the prior year end. The number of days sales in accounts receivable varies and extends due to extended payment terms for our international customers and the granting of an increased volume of extended payment terms for certain customers of our instrument sales and instrument, consumables and service mix.

Our cash flow has been favorably affected by tax credit carryforwards. As of December 31, 2009, we had federal and state tax credit carryforwards of approximately $2.2 million and $3.1 million, respectively. We continue to realize tax deductions from the exercise of certain stock options. During the year ended December 31, 2009, we realized tax deductions of approximately $707,000 relating to this item. During the year ended December 31, 2009, we paid federal and state taxes of $1.9 million and $869,000, respectively.

Investing Activities. Cash used in investing activities totaled $1.6 million in 2009, a $5.0 million decrease from the prior year period primarily as a result of the sale of short-term marketable securities of $2.2 million, offset by a $1.9 million reduction in purchases of short-term marketable securities, a decrease in the purchase of property and equipment of $683,000, and a reduction in the capitalization of software development costs of $341,000 as compared to the prior year period.

Financing Activities. Cash used in financing activities totaled $813,000 during the year ended December 31, 2009, an $9.8 million decrease from the prior year period primarily as a result of the reduction in the repurchase of common stock for retirement amounting to $10.5 million, partially offset by a reduction in tax deduction benefits from the exercise of stock option of $344,000 and a $362,000 reduction in the issuance of common stock over the prior year.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of December 31, 2009, there were no borrowings under the new credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of December 31, 2009, we were in compliance with these covenants.

In 2008, our board of directors authorized two stock repurchase plans, which resulted in our purchase of an aggregate of 983,579 shares of our common stock for approximately $11.9 million during 2008, and an additional 250,800 shares of our common stock for approximately $2.5 million during 2009.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, Software.

ASU 2009-14, removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating both the timing and the impact of the adoption of the ASU on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning June 15, 2010. Earlier application is permitted. We are currently evaluating both the timing and the impact of the adoption of the ASU on our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) Topic 105, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principle, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, beginning with our quarter ended September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810, Consolidation, which establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, Transfers and Servicing,. ASC Topic 810 is effective after November 15, 2009. The adoption of ASC Topic 810 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing, which requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. ASC Topic 860 is effective after November 15, 2009. The adoption of ASC Topic 860 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, which sets forth the period after the balance sheet date during which management of an SEC filer should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, the FASB issued ASU 2010-09, Subsequent Events, which amends ASC Topic 855 so that an SEC filer entity is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 also states that the SEC filer entity is not required to disclose the date through which subsequent events have been evaluated. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC Topic 855 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. ASC Topic 820 was effective for the Company on January 1, 2008. In October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB No. 157. In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on our consolidated financial statements, other than presentation of the disclosures required by ASC Topic 825-10-50, Financial Instruments Disclosure. The adoption of ASC Topic 820 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825-10-50, Financial Instruments Disclosure, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. ASC Topic 825-10-50 also requires those disclosures in summarized financial information at interim reporting. ASC Topic 825-10-50 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC Topic 825-10-50 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued ASC Topic 805, Business Combinations. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC Topic 805 is effective for us beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date. ASC Topic 805 addresses issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC Topic 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. The adoption of ASC Topic 805 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at December 31, 2009, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and the market value of these investments fluctuate based on changes in interest rates.

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

To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we periodically purchase foreign currency forward contracts. During the year ended December 31, 2008, we entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.6 million, respectively. As of December 31, 2009, we do not have any remaining foreign currency forward contracts in Japanese Yen or Euros.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

of IRIS International, Inc.

Chatsworth, California

We have audited the accompanying consolidated balance sheets of IRIS International, Inc.’s (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, cash flows and other comprehensive income for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIS International, Inc. at December 31, 2009 and 2008, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IRIS International Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010, expressed an unqualified opinion thereon.

/s/    BDO Seidman LLP

Los Angeles, California

March 15, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of IRIS International, Inc.

Chatsworth, California

We have audited IRIS International, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IRIS International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IRIS International Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, cash flows and other comprehensive income for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/    BDO Seidman LLP

Los Angeles, California

March 15, 2010

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	At December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$34,253	$24,445
Short-term investments in marketable securities	—	2,157
Accounts receivable, net of allowance for doubtful accounts and sales returns of $391 and $445 at December 31, 2009 and 2008, respectively	17,715	20,261
Inventories	10,866	9,957
Prepaid expenses and other current assets	1,045	2,512
Investment in sales-type leases, current portion	3,397	3,204
Deferred tax asset	4,238	3,727

Total current assets	71,514	66,263
Property and equipment, net of accumulated depreciation of $11,713 and $8,923 at December 31, 2009 and 2008, respectively	9,667	9,678
Goodwill	2,450	2,450
Core technology, net of accumulated amortization of $336 and $254 at December 31, 2009 and 2008, respectively	1,454	1,544
Software development costs, net of accumulated amortization of $3,365 and $2,773 at December 31, 2009 and 2008, respectively	2,534	2,291
Deferred tax asset	1,898	1,811
Investment in sales-type leases, non-current portion	7,441	5,957
Other assets	832	644

Total assets	$97,790	$90,638

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,479	$6,299
Accrued expenses	5,761	6,475
Deferred service contract revenue, current portion	2,286	1,936

Total current liabilities	12,526	14,710
Deferred service contract revenue, non-current portion	42	18

Total liabilities	12,568	14,728
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value
Authorized: 50 million shares; Issued and outstanding: 18,147 shares and 18,036 shares at December 31, 2009 and 2008, respectively	181	180
Preferred Stock, $0.01 par value; Authorized 1.0 million shares:
Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	87,692	83,646
Other comprehensive income	560	415
Accumulated deficit	(3,211)	(8,331)

Total stockholders’ equity	85,222	75,910

Total liabilities and stockholders’ equity	$97,790	$90,638

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the Years ended December 31,
	2009	2008	2007
Sales of IVD instruments	$26,018	$35,128	$33,492
Sales of IVD consumables and service	52,213	46,643	38,533
Sales of sample processing instruments and supplies	14,335	13,731	12,281

Total revenues	92,566	95,502	84,306

Cost of goods – IVD instruments	16,778	19,605	17,949
Cost of goods – IVD consumables and service	20,158	19,995	17,860
Cost of goods – sample processing instruments and supplies	6,965	6,863	6,143

Total cost of goods sold	43,901	46,463	41,952

Gross profit	48,665	49,039	42,354

Marketing and selling	16,122	15,706	13,041
General and administrative	13,321	12,009	10,134
Research and development, net	11,411	10,357	10,226

Total operating expenses	40,854	38,072	33,401

Operating income	7,811	10,967	8,953
Other income (expense):
Interest income	857	1,180	1,498
Interest expense	(21)	(11)	(10)
Manufacturing transition rights	—	1,232	—
Other income (expense)	58	8	(48)

Income before provision for income taxes	8,705	13,376	10,393
Provision for income taxes	2,454	4,363	2,844

Net income	$6,251	$9,013	$7,549

Net income per share – basic	$0.35	$0.49	$0.42

Net income per share – diluted	$0.35	$0.48	$0.40

Weighted average common shares outstanding – basic	17,727	18,246	18,187

Weighted average common shares outstanding – diluted	17,874	18,728	18,749

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2007	18,046	$180	$79,226	$48	$(16,888)	$62,566
Cumulative effect of accounting change – adjustment to retained earnings upon adoption of ASC 740-10	—	—	—	—	(547)	(547)
Common stock issued on exercise of options	437	4	2,068	—	—	2,072
Tax benefit from stock option exercises	—	—	1,496	—	—	1,496
Restricted stock grants to employees	64	1	(1)	—	—	—
Common stock issued under employee stock purchase plan for cash	2	—	26	—	—	26
Stock issued in acquisition of business	52	1	—	—	—	1
Translation adjustment, net of tax	—	—	—	297	—	297
Stock based compensation expense	—	—	1,474	—	—	1,474
Net income for year	—	—	—	—	7,549	7,549

Balance, December 31, 2007	18,601	186	84,289	345	(9,886)	74,934
Common stock issued on exercise of options	369	4	1,808	—	—	1,812
Restricted stock grants to employees	119	1	(1)	—	—	—
Tax benefit from stock option exercises	—	—	760	—	—	760
Translation adjustment, net of tax	—	—	—	70		70
Stock based compensation expense	—	—	2,467	—		2,467
Purchase of common stock for retirement	(1,053)	(11)	(5,677)		(7,458)	(13,146)
Net income for year	—	—	—	—	9,013	9,013

Balance, December 31, 2008	18,036	$180	$83,646	$415	$(8,331)	$75,910

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2008	18,036	$180	$83,646	$415	$(8,331)	$75,910
Common stock issued on exercise of options	221	2	1,448	—	—	1,450
Restricted stock grants to employees	167	2	(2)	—	—	—
Tax benefit from stock option exercises	—	—	416	—	—	416
Translation adjustment, net of tax	—	—	—	145	—	145
Stock based compensation expense	—	—	3,729	—	—	3,729
Purchase of common stock for retirement	(277)	(3)	(1,545)	—	(1,131)	(2,679)
Net income for year	—	—	—	—	6,251	6,251

Balance, December 31, 2009	$18,147	$181	$87,692	$560	$(3,211)	$85,222

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$6,251	$9,013	$7,549
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	74	185	—
Deferred taxes	(182)	2,158	2,394
Tax benefit from stock option exercises	(416)	(760)	(1,496)
Depreciation and amortization	3,523	3,127	2,621
Common stock and stock based compensation	3,729	2,467	2,440
Changes in operating assets and liabilities:
Accounts receivable	2,546	(4,186)	(2,909)
Inventories	(909)	(71)	(2,528)
Prepaid expenses and other assets	1,280	(1,890)	(241)
Investment in sales-type leases	(1,677)	112	(400)
Accounts payable	(1,820)	2,010	493
Accrued expenses	(713)	762	(701)
Deferred service contract revenue	373	500	(86)

Net cash provided by operating activities	12,059	13,427	7,136

Cash flows from investing activities:
Acquisition of property and equipment	(2,905)	(3,588)	(3,938)
Software development costs capitalized	(835)	(1,178)	(970)
Purchase of short-term investments in marketable securities	—	(1,857)	(300)
Sale of short-term investments in marketable securities	2,157	—	132

Net cash used in investing activities	(1,583)	(6,623)	(5,076)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	1,450	1,812	1,133
Repurchase of common stock	(2,679)	(13,146)	—
Tax benefit from stock option exercises	416	760	1,496

Net cash (used in) provided by financing activities	(813)	(10,574)	2,629

Effect of exchange rate changes on cash and cash equivalents	145	70	297

Net increase (decrease) in cash and cash equivalents	9,808	(3,700)	4,986
Cash and cash equivalents at beginning of year	24,445	28,145	23,159

Cash and cash equivalents at end of year	$34,253	$24,445	$28,145

Supplemental schedule of non-cash investing and financing activities:
During the year ended December 31, 2009, the Company disposed of property and equipment with a cost and accumulated depreciation of $122,000 and $48,000, respectively.
During the year ended December 31, 2008, the Company disposed of property and equipment with a cost and accumulated depreciation of $957,000 and $773,000, respectively.

In September 2008, stock options for 130,000 shares of common stock were exercised pursuant to a net cashless exercise and therefore no cash was received, resulting in the issuance of 62,081 shares of common stock.

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,729	$2,200	$948
Cash paid for interest	$21	$11	$10

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year ended December 31,
	2009	2008	2007
Net income	$6,251	$9,013	$7,549
Foreign currency translation, net of tax	145	70	297

Comprehensive income	$6,396	$9,083	$7,846

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

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of IRIS International, Inc. and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value.

Investments in Marketable Securities

In 2008, the Company adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

Goodwill and Core Technology

The Company’s intangible assets consist of goodwill, which is not being amortized, and core technology, which is being amortized over its useful life of 20 years. All intangible assets are subject to impairment tests on an annual or periodic basis. Goodwill is evaluated in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other (“ASC 350”), based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value and discounted cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Core technology is evaluated for impairment using the methodology set forth in FASB ASC Topic 360, Property, Plant and Equipment. Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values.

At December 31, 2009 and 2008, the Company had goodwill of approximately $2.5 million and core technology intangible assets of $1.5 million. During the years ended December 31, 2009 and 2008, no goodwill or other intangible asset impairment was recorded.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense of the core technology intangible asset totaled $89,000, $90,000 and $89,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Total software development costs capitalized totaled $835,000, $1,178,000 and $970,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense of software development costs totaled $592,000, $651,000 and $593,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Impairment of Long-Lived Assets

The Company will identify and record impairment losses for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets at December 31, 2009, 2008 and 2007.

Revenue recognition

For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectability is reasonably assured. When a customer enters into an operating-type lease agreement, hardware revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried in customer leased equipment within property, plant and equipment and amortized over its estimated useful life. Under a sales-type lease agreement, hardware revenue is generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Instrument costs under a sales-type lease agreement are recognized at the time of shipment. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under a contract. For those instrument sales that include multiple deliverables, such as instruments, training, consumables and service, the Company allocated revenue based on the relative fair values of the individual component sold separately, as determined in accordance with FASB ASC Topic 605, Revenue Recognition.

The Company’s accounting for leases involves specific determinations under FASB ASC Topic 840 Leases (“ASC 840”), which often involve complex provisions and significant judgments. The four criteria of ASC 840 that the Company uses in the determination of a sales-type lease or operating-type lease are: (i) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; (ii) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value of the equipment; (iii) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and (iv) determination of whether or not the lease contains a bargain purchase option.

Additionally, before classifying a lease as a sales-type lease, the Company assesses whether collectability of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that the Company has yet to incur with respect to the lease. Generally, the Company’s leases that qualify as sales-type lease are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require judgment in applying the lease accounting criteria.

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

The fair value of the Company’s leased instruments is determined by a range of cash selling prices which the Company deemed to be verifiable objective evidence. The Company regularly evaluates available objective evidence of instrument fair values using historical data.

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

Shipping and Handling Costs

The Company records shipping and handling costs billed to customers as a component of revenue. Costs to distribute products to customers, including inbound and outbound freight, and other shipping and handling activities are included in cost of goods sold in accordance with FASB ASC Topic 605-45-45-20, Revenue Recognition – Shipping and Handling Fees and Costs.

Total shipping and handling costs included as a component of revenue for the years ended December 31, 2009, 2008 and 2007 amounted to approximately $707,000, $964,000 and $1,453,000, respectively. Total shipping and handling costs included as a component of cost of sales amounted to $1,871,000, $2,343,000 and $2,310,000 for years ended December 31, 2009, 2008 and 2007, respectively.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties

The Company recognizes warranty expense, based on management’s estimate of expected cost, as an accrued liability at the time of sale. The Company regularly reevaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Warranty expense was approximately $1,137,000, $921,000 and $1,262,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Expenditures

Advertising costs are charged to expense as incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007 amounted to $244,000, $234,000 and $264,000, respectively.

Research and Development Expenditures

Except for certain software development costs capitalized as described above, research and development expenditures are charged to operations as incurred. Net research and development expense includes total research and development costs incurred, including costs incurred under research and development grants and contracts, less costs reimbursed under research and development contracts.

From time to time the Company receives grants from agencies of the U.S. Government. The Company does not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, the Company retains ownership of any intellectual property that results from the research and development, and the U.S. Government agency receives a right to use the results of the research for government projects. The Company received cost reimbursements of $85,000, $164,000 and $135,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740-10, Income Taxes, (“ASC 740”) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The Company accounts for uncertain tax positions in accordance with ASC 740, which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosures required. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Foreign Currency Translation

The statements of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as other comprehensive income (loss).

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

The Company computes and presents earnings per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the years ended December 31, 2009, 2008 and 2007 were 1,479,000, 715,000 and 419,000, respectively. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Weighted average common shares outstanding – basic	17,727	18,246	18,187
Effect of dilutive securities
Stock options	111	366	494
Restricted common shares	36	80	31
Warrants	—	36	37

Weighted average common shares outstanding – diluted	17,874	18,728	18,749

Stock Based Compensation

The Company accounts for stock based compensation under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”) which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Due to the adoption of ASC 718, the Company’s results for the years ended December 31, 2009, 2008 and 2007 include share-based compensation expense totaling $3,729,000, $2,464,000 and $1,457,000, respectively. In addition the Company’s results include stock based compensation expense of $0, $3,000 and $17,000 relating to stock issuances under our Employee Stock Purchase Plan for the years ended December 31, 2009, 2008 and 2007, respectively. Accordingly, the Company’s stock based compensation expense totaled $3,729,000, $2,467,000 and $1,474,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for stock based compensation arrangements amounted to $1,489,000, $987,000 and $590,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Foreign Currency Hedge

The Company conducts business in certain foreign markets, primarily in the European Union and Asia. To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, the

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company periodically purchases foreign currency forward contracts. The Company does not speculate in these hedging instruments in order to profit from foreign currency exchanges; nor does it enter into trades for which there are no underlying exposures.

Under FASB ASC Topic 815, Accounting for Derivatives Instruments and Hedging Activities, the Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. This process includes relating the forward contracts that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged of the hedged items.

At December 31, 2009, the Company did not have any foreign currency forward contracts outstanding in Japanese Yen or Euros. During the year ended December 31, 2008, the Company entered into such contracts for Euros and Japanese Yen totaling $404,000 and $7.6 million, respectively. At December 31, 2008, the Company did not have any remaining foreign currency forward contracts in Japanese Yen or Euros. The contracts were to hedge purchases of product in those countries and the results of these forwards are included in cost of sales.

Segment Reporting

The Company determines and discloses industry segments in accordance with FASB ASC Topic 280: Segment Reporting (“ASC 280”) which uses a “management” approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC 280 also requires disclosures about products and services, geographic areas, and major customers. See Note 18 – “Segment and Geographic Information”.

Reclassifications

The Company reclassified employee bonus expenses between cost of goods and operating expense categories in the consolidated statement of income to conform to the presentation used in the current year. The accompanying 2008 and 2007 consolidated statements of income contain these reclassification adjustments.

These reclassifications had no impact on the Company’s previously reported consolidated operating income, net income or basic or diluted earnings per share.

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

Approximately 1/3 of the Company’s cash is deposited in DDA accounts which are fully guaranteed by the Federal Deposit Insurance Corporation. This amount was $8.8M at December 31, 2009. The rest of the cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives most of its revenues from the sale of the urinalysis analyzers, and related supplies and services. Relatively modest declines in unit sales or gross margins could have a material adverse effect on the Company’s revenues and profits, respectively.

Certain of the Company’s components are obtained from outside vendors, and the loss or breakdown of the Company’s relationships with these outside vendors could subject us to substantial delays in the delivery of its products to its customers. Furthermore, certain key components of the Company’s instruments and certain consumables are manufactured by only one supplier. The Company’s inability to sell products to meet delivery schedules could have a material adverse effect on its reputation in the industry, as well as its financial condition and results of operation.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, Software. ASU 2009-14, removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating both the timing and the impact of the adoption of the ASU on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning June 15, 2010. Earlier application is permitted. We are currently evaluating both the timing and the impact of the adoption of the ASU on our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) Topic 105, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principle, establishes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, beginning with our quarter ended September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810, Consolidation, which establishes how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. This statement improves financial reporting by enterprises involved with variable interest entities as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860, Transfers and Servicing,. ASC Topic 810 is effective after November 15, 2009. The adoption of ASC Topic 810 did not have a material impact on our consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing, which requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This statement will improve the relevance, representation faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets. It will also take into account the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement. ASC Topic 860 is effective after November 15, 2009. The adoption of ASC Topic 860 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events, which sets forth the period after the balance sheet date during which management of an SEC filer should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In February 2010, the FASB issued ASU 2010-09, Subsequent Events, which amends ASC Topic 855 so that an SEC filer entity is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 also states that the SEC filer entity is not required to disclose the date through which subsequent events have been evaluated. ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC Topic 855 did not have any impact on our consolidated financial statements.

In September 2006, the FASB issued ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value in accordance with generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about fair value measurements. ASC Topic 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, except for the measurement of share-based payments. ASC Topic 820 was effective for the Company on January 1, 2008. In October 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB FSPs apply to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FASB No. 157. In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009, and shall be applied prospectively. The adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on our consolidated financial statements, other than presentation of the disclosures required by ASC Topic 825-10-50, Financial Instruments Disclosure. The adoption of ASC Topic 820 for nonfinancial assets and nonfinancial liabilities effective January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825-10-50, Financial Instruments Disclosure, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. ASC Topic 825-10-50 also requires those disclosures in summarized financial information at interim reporting. ASC Topic 825-10-50 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC Topic 825-10-50 did not have a material impact on our consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued ASC Topic 805, Business Combinations. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. ASC Topic 805 is effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. ASC Topic 805 addresses issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC Topic 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first reporting period beginning on or after December 15, 2008. The adoption of ASC Topic 805 did not have a material impact on our consolidated financial statements.

3. Investments in Marketable Securities

In 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820, defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

At December 31, 2009, the Company did not hold any investments in marketable securities.

At December 31, 2008, the Company’s investments in marketable securities primarily included highly liquid government securities and an auction rate security. These securities were carried at cost which approximated fair value due to their highly liquid nature. Of the $2,157,000 carrying value of investments at December 31, 2008, and in accordance with the fair value hierarchy contained in ASC 820, $1,857,000 were valued using quoted prices in active markets for identical assets or liabilities (Level 1) and approximately $300,000 were valued using significant unobservable inputs (Level 3) such as current results, trends and future prospects, capital market conditions, and other economic factors.

The Company sold the investments in market securities during first quarter of 2009, and did not recognize a gain or loss in the transaction.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the estimated fair value of the Company’s investment in marketable securities at December 31, 2008.

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
Auction rate security	$300	$—	$—	$300
Government securities	1,857	—	—	1,857

	$2,157	$—	$—	$2,157

For the years end December 31, 2009 and 2008, there were no impairment losses on the Company’s available for sale marketable securities. Based on the Company’s assessment of the credit quality of the underlying collateral and credit support available to each of the securities in which it invested, the Company believes that nothing other than temporary impairment had occurred, as the Company has the ability to hold these investments long enough to avoid realizing any significant loss.

4. Inventories

Inventories consist of the following:

	At December 31,
	2009	2008
	(In thousands)
Finished goods	$2,595	$2,234
Work-in-process	214	270
Raw materials, parts and sub-assemblies	8,057	7,453

Inventories	$10,866	$9,957

5. Properties and Equipment

Property and equipment consist of the following:

	At December 31,
	2009	2008
	(In thousands)
Machinery and equipment	$11,145	$9,002
Leasehold improvements	6,385	6,003
Tooling, dies and molds	2,158	1,985
Furniture and fixtures	1,152	1,147
Rental units	540	459

	21,380	18,597
Less: accumulated depreciation and amortization	(11,713)	(8,918)

	$9,667	$9,678

Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $2.8 million, $2.4 million, and $1.9 million, respectively.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Sales-type Leases

The components of net investment in sales-type leases consist of the following:

	At December 31,
	2009	2008
	(In thousands)
Total minimum lease payments	$12,735	$10,380
Less: unearned income	(1,897)	(1,219)

Net investment in sales-type leases	10,838	9,161
Less: current portion	(3,397)	(3,204)

Net investment in sales-type leases, non-current portion	$7,441	$5,957

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years:

(In thousands)
Year Ending December 31,
2010	$3,397
2011	2,573
2012	2,089
2013	1,566
2014	1,046
Thereafter	167

$10,838

7. Bank Credit Facility

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

As of December 31, 2009 and 2008, there were no borrowings under the credit facility. However, the Company is subject to certain financial and non financial covenants under the credit facility with the bank and as of December 31, 2009, the Company was in compliance with these covenants.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2009	2008
	(In thousands)
Accrued bonuses	$197	$1,460
Accrued commissions	607	490
Accrued payroll	1,334	1,034
Accrued vacation	1,234	1,080
Accrued professional fees	416	502
Accrued warranty	946	808
Accrued laboratory information system implementations	335	614
Accrued – other	692	487

	$5,761	$6,475

Changes in accrued warranty were as follows:

	At December 31,
	2009	2008
	(In thousands)
Balance – beginning of year	$808	$800
Additions for provisions during year	1,137	921
Reductions during year	(999)	(913)

Balance – end of year	$946	$808

9. Income Taxes

The provision for income taxes from operations consists of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$1,879	$2,323	$1,399
State	757	644	488

	2,636	2,967	1,887

Deferred:
Federal	364	1,182	1,514
Foreign	(32)	(55)	(11)
State	(514)	269	(546)

	(182)	1,396	957

	$2,454	$4,363	$2,844

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes have been based on the following components of pre-tax income (loss):

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Domestic	$8,821	$13,557	$10,428
Foreign	(116)	(181)	(35)

	$8,705	$13,376	$10,393

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Tax provision computed at Federal statutory rate	$2,960	$4,549	$3,533
State taxes, net of federal benefit	544	499	402
R&D tax credits	(258)	(507)	(677)
Nondeductible expenses	220	(130)	151
Change in valuation allowance	(269)	(260)	(654)
Foreign branch losses	(32)	(55)	(11)
Prior year return to provision adjustment	(772)	—	—
Other	61	267	100

	$2,454	$4,363	$2,844

At December 31, 2009, the Company has tax effected foreign net operating loss carryforwards of approximately $849,000. The Company also has tax credit carryforwards of $2.2 million for federal and $3.0 million for state purposes, net of valuation allowances.

The primary components of temporary differences, which give rise to the Company’s net deferred tax asset at December 31, 2009 and 2008, are as follows:

	At December 31,
	2009	2008
	(In thousands)
Depreciation and amortization	$(998)	$(818)
Allowance for doubtful accounts	166	176
Accrued liabilities	1,569	1,726
Stock compensation	1,449	474
Deferred revenue-service contracts	189	14
Net operating loss carryforward	1,264	1,232
Tax credits	3,585	3,931
Valuation allowance	(335)	(596)
State deferred taxes	(753)	(601)

	$6,136	$5,538

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets associated with foreign net operating losses (“NOL”) and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient taxable income prior to their expiration. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. However, the Company has established a valuation allowance for foreign losses based on its estimate of future utilization. The Company will continue to review estimates of taxable income and will adjust the valuation allowance, when necessary.

The Company adopted the provisions of FASB ASC Topic 740-10, Income Taxes, which requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The Company’s consolidated financial statements for 2007 reflect the impact of ASC 740-10, but the consolidated financial statements for 2006 have not been restated to reflect, and do not include, the impact of ASC 740-10.

As a result of the initial adoption of ASC 740-10, the Company recognized a $547,000 reduction in its deferred tax benefit relating to federal and California tax credits for which the Company could not conclude that it is more likely than not that such tax credits will be sustainable on audit by the respective taxing authorities. As a result, the Company reduced the deferred tax asset by $547,000 and recorded a charge to retained earnings as of January 1, 2007, by a like amount.

As of December 31, 2009, the total amount of unrecognized tax benefits, including related interest and penalties, was $1,282,000. The unrecognized tax benefits primarily related to uncertainties from the deductibility of certain operating expenses in various jurisdictions and the expiration of the statute of limitations in several jurisdictions.

The following changes occurred in the amount of unrecognized tax benefits (including related interest and penalties) during the years ended December 31, 2009, 2008 and 2007 as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at January 31	$998	$616	$547
Additions for current year tax positions	284	382	69

Balance at December 31	$1,282	$998	$616

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cost of sales	$417	$341	$273
Marketing and selling	631	398	162
General and administrative	2,026	1,210	628
Research and development	655	518	411

Stock-based compensation	3,729	2,467	1,474

Stock Options

As of December 31, 2009, the Company had stock option plans under which the Company may grant future non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under the stock option plans. On July 13, 2007, the Company’s stockholders approved the adoption of the IRIS International, Inc. 2007 Stock Incentive Plan, which authorizes the issuance of up to 1,750,000 shares of common stock pursuant to equity awards granted under the plan. On May 22, 2009, the Company’s stockholders approved an increase of 1,550,000 shares to the 2007 Stock Incentive Plan for a total of 3,300,000 authorized shares.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s existing stock option plans as of December 31, 2009:

	Number of Option Shares
Plan	Authorized	Exercised	Outstanding	Available for Grant
	(In thousands)
1994 Plan	700	680	20	—
1998 Plan	4,100	2,695	980	—
2007 Plan	3,300	—	1,204	1,681

	8,100	3,375	2,204	1,681

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth certain information relative to stock options during the three years ended December 31, 2009.

	Shares	Weighted Average Exercise Price	Average Intrinsic Value
	(In thousands, except for per share)
Outstanding at January 1, 2007	1,973	$9.98
Granted	558	$13.19
Exercised	(437)	$4.74
Canceled or expired	(233)	$14.12

Outstanding at December 31, 2007	1,861	$11.62
Granted	502	$13.03
Exercised	(369)	$4.90
Canceled or expired	(20)	$11.47

Outstanding at December 31, 2008	1,974	$13.24
Granted	571	$9.02
Exercised	(197)	$7.34
Canceled or expired	(143)	$13.10

Outstanding at December 31, 2009 average remaining life – 3.7 years	2,205	$12.97	$3,445
Exercisable at December 31, 2009, average remaining life – 2.7 years	1,271	$14.22	$2,044

The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $4.91, $4.48, and $4.29, respectively. The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $729,000, $4,073,000 and $4,994,000, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31, 2009. Total intrinsic value of options exercised for the year ended December 31, 2009 amounted to $729,000. As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was $2,807,000, which is expected to be recognized over the remaining weighted average period of approximately 2.4 years.

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

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Risk free interest rate	2.0%	2.4%	4.4%
Expected lives (years)	4.0	3.0	3.0
Expected volatility	60.5%	48%	46%
Expected dividend yield	—	—	—

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

A summary of the Company’s non-vested stock options during the year ended December 31, 2009 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested options at January 1, 2009	856	$13.48
Granted	571	$10.11
Vested	(432)	$13.91
Forfeited or expired	(62)	$12.59

Non-vested options at December 31, 2009	933	$11.26

As of December 31, 2009, there was approximately $2,807,000 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the stock option plans. That cost is expected to be recognized during the weighted average service period of 2.7 years. The share-based compensation will be amortized based on the straight line method over the vesting period and the expense includes an estimate of the awards that will be forfeited. The total fair value of shares vested during the year ended December 31, 2009 was $432,000.

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. However, non employee directors vest 90 days after grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability, or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the year ended December 31, 2009 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except for per share)
Unvested at January 1, 2009	202	$13.81
Granted	171	$10.20
Vested during period	(112)	$13.58
Cancelled during period	(13)	$13.54

Unvested at December 31, 2009	248	$11.44

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of the Company’s restricted shares is based on the Company’s closing stock price on the date of grant. As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested restricted share grants was $2,233,000 which is expected to be recognized over the remaining weighted average period of approximately 2.65 years.

11. Capital Stock

At December 31, 2009, there were no warrants outstanding. During the year ended December 31, 2009, 24,016 warrants were exercised prior to their expiration. At December 31, 2008, there were warrants outstanding to purchase 74,300 shares of common stock at $7.80 per share, which expired on April 23, 2009. During the years ended December 31, 2008 and 2007, no warrants were issued, exercised, cancelled or expired.

The Company has 1,000,000 shares of Callable Series C preferred stock authorized, none of which has been issued.

12. Common Stock Repurchase Plan

In 2008, the Company’s board of directors authorized two stock repurchase plans. On March 3, 2008, the Company’s board of directors authorized the first share repurchase and retirement plan of up to $15 million of the Company’s common stock over a 12-month period. Under this first plan the Company repurchased 492,068 shares of common stock for approximately $5.7 million. On July 25, 2008, the Company’s board of directors terminated the first share repurchase and retirement plan.

On November 21, 2008, the Company’s board of directors authorized a second share repurchase and retirement plan of up to $10 million of the Company’s common stock over a 12-month period. During the year ended December 31, 2008, the Company repurchased 491,511 shares of common stock for approximately $6.2 million against this second authorization. During the year ended December 31, 2009, the Company repurchased an additional 250,800 shares of common stock for approximately $2.5 million. As of December 31, 2009, under this second repurchase plan, the Company had repurchased a cumulative total of 742,311 shares of common stock for approximately $8.7 million.

Cumulatively between both plans mentioned above, the Company purchased a total of 1,234,379 shares of common stock for approximately $14.4 million in 2008 and 2009.

13. Employee Benefits

All employees are also eligible to participate in a 401(k) Plan at the beginning of the first quarter following their employment start date. The Company’s contributions are discretionary. Effective January 1, 2006 the Company commenced matching $0.50 per $1.00 contributed by the employees up to 4% of the employee’s annual salary; prior to 2006, the Company’s practice was to match $0.25 per $1.00 contributed by the employees up to 4% of the employee’s annual salary. Employees vest in amounts contributed by the Company immediately. The Company contributed $362,000, $312,000 and $256,000 to the 401(k) Plan for the years ended December 31, 2009, 2008, and 2007, respectively.

14. Manufacturing Transition Rights

On December 30, 2008, the Company entered into a manufacturing, supply and transition agreement (“manufacturing transition rights”) with IDEXX Operations, Inc. Under this agreement, the Company sold its exclusive rights to manufacture and distribute rotors compatible with the drives of IDEXX machines to IDEXX. The Company received a nonrecurring $1.5 million payment, which was offset by $268,000 related to costs

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

associated with the manufacturing transition rights. The $1.5 million payment was classified as other income and did not impact revenue from operations, as this payment was not contingent upon any significant action by the Company.

During the transition period, the Company will provide IDEXX with its know-how related to the manufacturing of the rotors and will manufacture any rotors needed by IDEXX. Prices for these transition services and rotors are exclusive of the aforementioned nonrecurring payment. As of December 31, 2009, the Company has continued to manufacture and sell the rotors to IDEXX at a set price.

In addition, IDEXX owns the rights to manufacture the rotors without any further involvement or commitment from the Company. Commencing January 2014 and continuing through December 2020, if IDEXX uses this manufacturing technology, a royalty fee for each rotor unit sold will be assessed and paid to the Company.

15. Shelf Registration

In November 2007, the Company filed a Form S-3 shelf registration statement (“$125 million shelf”) to provide for financial flexibility. The $125 million shelf allows the Company to issue common stock, preferred stock and debt securities of the Company. Under the $125 million shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. In December 2007, the Form S-3 registration statement was declared effective. As of December 31, 2009, no securities had been issued under the $125 million shelf which will expire in November 2010.

16. Commitments and Contingencies

Leases

The Company leases real property, automobiles and equipment under operating lease agreements, which expire at various times through 2018. Certain leases contain renewal options and generally require us to pay utilities, insurance, taxes and other operating expenses.

Future minimum rental payments required under operating lease agreements that have an initial term in excess of one year as of December 31, 2009, are as follows:

Operating Leases
(In thousands)
Year Ended December 31,
2010	$2,013
2011	1,228
2012	921
2013	886
2014	658
Thereafter	606

$6,312

Consolidated rental expense under all operating leases during the years ended December 31, 2009, 2008 and 2007 was $1,997,000, $1,787,000 and $1,553,000, respectively.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of its obligations under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2009 and 2008.

17. Supplier Concentration

One supplier comprised greater that 10% of the Company’s consolidated purchases. Consolidated purchases from this supplier amounted to 12%, 15% and 16% for the years end December 31, 2009, 2008, and 2007, respectively.

18. Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services, and under FASB ASC Topic 280, Segment Reporting, the Company operates in two segments: (i) IVD and (ii) sample processing.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present information about reported segments for the three years ended December 31, 2009:

	IVD	Sample Processing	Unallocated Corporate Expenses	Total
	(In thousands)
For the Year Ended December 31, 2009
Revenues	$78,231	$14,335	$—	$92,566
Interest income	857	—	—	857
Interest expense	21	—	—	21
Depreciation and amortization	3,277	230	16	3,523
Other non-cash items	—	—	—	—
Segment pre-tax profit	10,653	4,014	(5,962)	8,705
Segment assets	64,046	27,608	6,136	97,790
Investment in long-lived assets	23,979	399	—	24,378

For the Year Ended December 31, 2008
Revenues	$81,771	$13,731	$—	$95,502
Interest income	1,180	—	—	1,180
Interest expense	11	—	—	11
Depreciation and amortization	2,893	218	16	3,127
Other non-cash items	—	—	—	—
Segment pre-tax profit	12,223	5,113	(3,960)	13,376
Segment assets	61,092	24,008	5,538	90,638
Investment in long-lived assets	25,349	419	—	25,768

For the Year Ended December 31, 2007
Revenues	72,025	$12,281	$—	$84,306
Interest income	1,498	—	—	1,498
Interest expense	10	—	—	10
Depreciation and amortization	2,394	212	15	2, 621
Other non-cash items	—	—	—	—
Segment pre-tax profit	12,114	3,027	(4,748)	10,393
Segment assets	60,446	19,008	6,936	86,390
Investment in long-lived assets	21,188	493	—	21,681

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $30.2 million in 2009, $31.6 million in 2008 and $25.4 million in 2007. For the year ended December 31, 2009, three customers represented 19%, 12% and 12% of international sales, respectively. For the year ended December 31, 2008, two customers represented 21% and 10% of international sales, respectively. For the year ended December 31, 2007, two customers represented 22% and 11% of international sales, respectively.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income taxes are excluded from long-lived assets.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Year Ended December 31, 2009
Allowance for doubtful accounts	$410	$—	$(20)	$(21	)(1)	$369
Allowance for sales returns	35	—	—	(13	)(1)	22
Reserve for inventory obsolescence	846	140	—	(118	)(1)	868
Valuation of deferred tax assets	596	—	—	(269	)(2)	327

Year Ended December 31, 2008
Allowance for doubtful accounts	$401	$26	—	$(17	)(1)	$410
Allowance for sales returns	35	—	—	—	(1)	35
Reserve for inventory obsolescence	623	462	—	(239	)(1)	846
Valuation of deferred tax assets	856	—	—	(260	)(2)	596

Year Ended December 31, 2007
Allowance for doubtful accounts	$483	$14	—	$(96	)(1)	$401
Allowance for sales returns	205	6	—	(176	)(1)	35
Reserve for inventory obsolescence	881	250	—	(508	)(1)	623
Valuation of deferred tax assets	1,510	—	—	(654	)(2)	856

(1)	Relates to the write-off of accounts receivable, return of merchandise, disposal of obsolete inventory or specific portion of the accounts receivable reserve or reserve for sales returns no longer needed.
(2)	Valuation adjustment relating to realization of deferred tax assets.

20. Selected Quarterly Data (Unaudited)

The following table summarizes certain financial information by quarter:

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues	$21,575	$22,342	$22,186	$26,463
Gross profit	11,695	11,332	12,182	13,456
Net income	1,392	1,012	1,916	1,931
Net income per share – basic	0.08	0.06	0.11	0.11
Net income per share – diluted	0.08	0.06	0.11	0.11

	2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues	$21,607	$23,783	$23,424	$26,688
Gross profit(2)	11,663	12,384	11,889	13,103
Net income(1)	1,821	2,205	1,618	3,369
Net income per share – basic	0.10	0.12	0.09	0.19
Net income per share – diluted	0.10	0.12	0.09	0.18

(1)	2008 results include the one-time gain related to the $1.2 million net payment to IRIS as part of the manufacturing transition rights agreement signed with IDEXX Laboratories in December 2008.
(2)	2008 results include reclassified employee bonus expenses between cost of goods and operating expense categories in the consolidated statement of income to conform to the presentation used in the current year.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Subsequent Events

Effective January 1, 2010, the Company purchased certain assets relating to its current distribution of IRIS products in the United Kingdom, Ireland and Germany from one of the Company’s European distributors for a cash payment of $841,000. The assets purchased consist primarily of customer leases for installed IRIS instruments and service contracts valued at inventory book value. This purchase will increase the Company’s direct sales presence within its international sales channels, and will serve as a template for further potential transactions in territories that represent new business opportunities for the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures.

Based on their evaluation as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934) were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders expected to be held in May 2010 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

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

2. Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3. The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
3.1(a)	Certificate of Incorporation, as amended.	8-K	001-11181	n/a	August 13, 1987	—
3.1(b)	Certificate of Designations, Preferences and Rights of Series C Preferred.	8-K	001-11181	99.2	January 26, 2000	—
3.1(c)	Certificate of Ownership and Merger.	10-K	001-11181	3.1(d)	March 26, 2004	—
3.2(a)	Amended and Restated Bylaws.	8-K	001-11181	3.2	July 18, 2007	—
3.2(b)	Amendment to Amended and Restated Bylaws.	8-K	001-11181	3.3	January 20, 2010
4.1(a)	Rights Agreement, dated as of January 21, 2000, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent, with related exhibits.	8-K	001-11181	99.1	January 26, 2000	—
4.1(b)	Rights Agreement Amendment, dated as of September 20, 2006, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent, including an amended Rights Certificate.	8-K	001-11181	4.1	September 22, 2006	—
10.1(a)	Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 29, 2001.	10-K	001-11181	10.1(a)	April 1, 2002	—
10.1(b)	Amendment No. 1, dated October 17, 2005, to the Lease for Property Located at 9172 Eton Avenue, Chatsworth, California (Headquarters), dated November 28, 2001.	8-K	001-11181	10.2	November 18, 2005	—
10.2	Lease for Property Located at 9158-9162 Eton Avenue, Chatsworth, California, dated October 17, 2005.	8-K	001-11181	10.1	November 18, 2005	—
10.3(a)†	1994 Stock Option Plan and forms of Stock Option Agreements.	S-8	33-82560	n/a		—
10.4†	1997 Stock Option Plan and form of Stock Option Agreement.	S-8	333-31393	4.2(a),4.2(b)	July 16, 1997	—

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.5†	Amended and Restated 1998 Stock Option Plan.	10-K	001-11181	10.6	March 23, 2007	—
10.6(a)	Business Loan Agreement dated May 25, 2004 by and between the Registrant and California Bank & Trust.	10-K	001-11181	10.3(b)	March 16, 2005	—
10.6(b)	Change in Terms Agreement dated March 24, 2006 by and between the Registrant and California Bank & Trust.					*
10.6(c)	Change in Terms Agreement dated May 1, 2008 by and between the Registrant and California Bank & Trust.	8-K/A	001-11181	10.2	July 14, 2008	—
10.6(d)	Commercial Security Agreements dated May 25, 2004 by and between the Registrant and California Bank & Trust.	10-K	001-11181	10.3(d)	March 16, 2005	—
10.7	Landlord’s Consent dated February 7, 2002 by and between the Registrant, the Registrant’s Landlord and California Bank & Trust.	10-K	001-11181	11.1(d)	April 1, 2002	—
10.8(a)	Commercial Guaranty Agreement dated May 25, 2004 by and between the Registrant, StatSpin, Inc (the Registrant’s affiliate) and California Bank & Trust.	10-K	001-11181	10.3(f)	March 16, 2005	—
10.8(b)	Business Loan Agreement dated March 24, 2006 by and between the Registrant and California Bank & Trust.					*
10.8(c)	Change in Terms Agreement dated March 24, 2006 by and between the Registrant and California Bank & Trust.					*
10.8(d)	Change in Terms Agreement dated May 1, 2008 by and between the Registrant and California Bank & Trust.	8-K/A	001-11181	10.1	July 14, 2008	—
10.9(a)†	Key Employee Agreement, dated February 13, 2004, between the Registrant and Cesar M Garcia.	10-K	001-11181	10.8(i)	March 26, 2004	—
10.9(b)†	First Amendment to Key Employee Agreement, dated December 21, 2006, between the Registrant and Cesar M Garcia.	10-K	001-11181	10.9(b)	March 23, 2007	—
10.10†	Key Employee Agreement, dated April 3, 2006, between the Registrant and Dr. Thomas H. Adams.	8-K	001-11181	10.1	April 7, 2006	—
10.11†	Key Employee Agreement, dated March 1, 2007, between the Registrant and Thomas E. Warekois.	10-K	001-11181	10.12	March 14, 2008	—
10.12†	Key Employee Agreement, dated August 6, 2007, between the Registrant and Peter L. Donato.	8-K	001-11181	10.1	August 8, 2007	—
10.13(a)†	2007 Stock Incentive Plan.	S-8	333-145635	4.3	August 22, 2007	—
10.13(b)†	Amendment No. 1 to 2007 Stock Incentive Plan	8-K	001-11181	10.1	May 29, 2009	—

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	Filing Date
10.14†	Second Amendment to Key Employee Agreement, dated November 14, 2007, between the Registrant and Cesar M. Garcia.	8-K	001-11181	10.1	November 14, 2007
10.15†	Key Employee Agreement, dated November 7, 2007, between the Registrant and Robert Mello.	8-K	001-11181	10.2	November 14, 2007
10.16†	Key Employee Agreement, dated November 7, 2007, between the Registrant and John Yi.	8-K	001-11181	10.3	November 14, 2007
10.17	Lease for Property Located at 9232 Eton Avenue, Chatsworth, California, dated February 8, 2010.					*
10.18†	Form of Restricted Stock Unit Agreement.					*
10.19†	Form of Non-Qualified Stock Option Agreement.					*
10.20†	Form of Incentive Stock Option Agreement.					*
10.21†	Form of Restricted Stock Unit Deferral Election.					*
21	List of Subsidiaries.					*
23.1	Consent of BDO Seidman, LLP.					*
24.1	Power of Attorney (included on signature page)					*
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

†	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
n/a	means not available.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 15, 2010.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated:

Signature	Title	Date

/s/ CESAR M. GARCIA Cesar M. Garcia	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2010

/s/ PETER L. DONATO Peter L. Donato	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2010

/s/ THOMAS H. ADAMS Thomas H. Adams	Director	March 15, 2010

/s/ STEVEN M. BESBECK Steven M. Besbeck	Director	March 15, 2010

/s/ BETH Y. KARLAN Beth Y. Karlan	Director	March 15, 2010

/s/ MICHAEL D. MATTE Michael D. Matte	Director	March 15, 2010

/s/ RICHARD G. NADEAU Richard G. Nadeau	Director	March 15, 2010

/s/ RICK TIMMINS Rick Timmins	Director	March 15, 2010

/s/ EDWARD F. VOBORIL Edward F. Voboril	Director	March 15, 2010

/s/ STEPHEN E. WASSERMAN Stephen E. Wasserman	Director	March 15, 2010