Form 10-Q
period 2010-03-31
IRIS INTERNATIONAL INC
filed 2010-05-07
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

9158 Eton Avenue

Chatsworth, California 91311

(Address of principal executive offices, zip code)

(818) 527-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller” reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2010, the issuer had 18,256,883 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	March 31, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,510	$34,253
Accounts receivable, net of allowance for doubtful accounts and sales returns of $497 and $391	18,734	17,715
Inventories	11,173	10,866
Prepaid expenses and other current assets	1,271	1,045
Investment in sales-type leases, current portion	3,470	3,397
Deferred tax asset	4,238	4,238

Total current assets	75,396	71,514

Property and equipment, net of accumulated depreciation of $12,465 and $11,713	9,808	9,667
Goodwill	2,450	2,450
Core technology, net of accumulated amortization of $358 and $336	1,432	1,454
Software development costs, net of accumulated amortization of $3,732 and $3,365	2,552	2,534
Deferred tax asset	1,898	1,898
Investment in sales-type leases, non-current portion	7,817	7,441
Other assets	852	832

Total assets	$102,205	$97,790

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,036	$4,479
Accrued expenses	6,490	5,761
Deferred service contract revenue, current portion	2,745	2,286

Total current liabilities	15,271	12,526
Deferred service contract revenue, non-current portion	57	42

Total liabilities	15,328	12,568
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par value; authorized: 50 million shares; issued and outstanding: 18,253,000 shares and 18,147,000 shares	183	181
Preferred Stock, $.01 par value; authorized 1.0 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	88,688	87,692
Other comprehensive income	175	560
Accumulated deficit	(2,169)	(3,211)

Total shareholders’ equity	86,877	85,222

Total liabilities and shareholders’ equity	$102,205	$97,790

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the three months ended March 31,
	2010	2009
Sales of IVD instruments	$7,889	$5,453
Sales of IVD consumables and service	14,391	12,522
Sales of sample processing instruments and supplies	3,700	3,600

Total revenues	25,980	21,575

Cost of goods – IVD instruments	5,068	3,136
Cost of goods – IVD consumables and service	5,955	4,912
Cost of goods – sample processing instruments and supplies	1,703	1,832

Total cost of goods sold	12,726	9,880

Gross profit	13,254	11,695

Marketing and selling	4,427	3,884
General and administrative	3,737	3,147
Research and development, net	3,688	2,809

Total operating expenses	11,852	9,840

Operating income	1,402	1,855
Other income (expense):
Interest income	237	203
Interest expense	(3)	(4)
Other expense	(57)	(7)

Income before provision for income taxes	1,579	2,047
Provision for income taxes	537	655

Net income	$1,042	$1,392

Net income per share – basic	$0.06	$0.08

Net income per share – diluted	$0.06	$0.08

Weighted average common shares outstanding – basic	17,891	17,609

Weighted average common shares outstanding – diluted	18,025	17,800

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,042	$1,392
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	39
Tax benefit from stock option exercises	—	246
Depreciation and amortization	1,006	816
Common stock and stock based compensation	1,090	879
Changes in operating assets and liabilities:
Accounts receivable	(1,189)	3,105
Inventories	(307)	(3,181)
Prepaid expenses and other current assets	(246)	1,652
Investment in sales-type leases	(449)	97
Other assets	—	(22)
Accounts payable	1,557	359
Accrued expenses	730	(1,338)
Deferred service contract revenue	475	39

Net cash provided by operating activities	3,709	4,083

Cash flows from investing activities:
Purchase of assets from European distributor	(671)	—
Acquisition of property and equipment	(118)	(637)
Software development costs capitalized	(184)	(213)
Sale of short-term investments in marketable securities	—	2,157

Net cash (used in) provided by investing activities	(973)	1,307

Cash flows from financing activities:
Issuance of common stock and warrants for cash	—	25
Repurchase of common stock	(121)	(2,556)
Tax benefit (expense) from stock option exercises	28	(246)

Net cash used in financing activities	(93)	(2,777)

Effect of exchange rate changes on cash and cash equivalents	(386)	(313)

Net increase in cash and cash equivalents	2,257	2,300
Cash and cash equivalents at beginning of period	34,253	24,445

Cash and cash equivalents at end of period	$36,510	$26,745

Supplemental schedule of non-cash financing activities:
During the three months ended March 31, 2010, the Company disposed of property and equipment with a cost and accumulated depreciation of $66 and $66, respectively.
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$197	$177
Cash paid for interest	$3	$4

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

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

Basis of Presentation – The financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Earnings Per Share – The Company computes and presents earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share for the three months ended March 31, 2010 and 2009 was 1,818,000 and 1,488,000 respectively. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	For the three months ended March 31,
(in thousands)	2010	2009
Weighted average common shares outstanding – basic	17,891	17,609
Dilutive stock options and warrants	134	191

Weighted average common shares outstanding – diluted	18,025	17,800

Foreign Currency Hedge – The Company conducts business in certain foreign markets, primarily in the European Union and Asia. To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, the Company periodically purchases foreign currency forward contracts. The Company does not speculate in these hedging instruments in order to profit from foreign currency exchanges nor does the Company enter into trades for which there are no underlying exposures.

Under FASB ASC Topic 815, Accounting for Derivative Instruments and Hedging Activities, the Company documents all relationships between hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. This process includes relating the forward contracts that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged items.

At March 31, 2010 and 2009, the Company did not have any foreign currency forward contracts.

3.	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2010	December 31, 2009
Finished goods	$3,247	$2,595
Work-in-process	207	214
Raw materials, parts and sub-assemblies	7,719	8,057

Inventories	$11,173	$10,866

4.	Sales-type Leases

The components of net investment in sales-type leases consist of the following:

(in thousands)	March 31, 2010	December 31, 2009
Total minimum lease payments	$13,399	$12,735
Less: unearned income	(2,112)	(1,897)

Net investment in sales-type leases	11,287	10,838
Less: current portion	(3,470)	(3,397)

Net investment in sales-type leases, non-current portion	$7,817	$7,441

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years:

(In thousands)
Year Ending December 31,
2010 (nine months remaining)	$2,707
2011	2,955
2012	2,173
2013	1,710
2014	1,348
Thereafter	394

$11,287

5.	Bank Credit Facility

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

As of March 31, 2010 and December 31, 2009, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility with the bank and as of March 31, 2010, the Company was in compliance with these covenants.

6.	Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three months ended March 31, 2010 and 2009 were 34% and 32%, respectively.

The Company adopted the provisions of FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB ASC Topic 740, on January 1, 2007.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of income in any future periods in which the Company must record a liability. Since the Company has not recorded a liability at March 31, 2010, there was no impact on the Company’s effective tax rate.

7.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three months ended March 31, 2010 and 2009 includes incremental share-based compensation expense as follows:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	For the three months ended March 31,
(in thousands)	2010	2009
Cost of sales	$114	$92
Marketing and selling	187	134
General and administrative	565	512
Research and development	224	141

Stock-based compensation	$1,090	$879

Stock Options

Stock option activity during the three months ended March 31, 2010 is as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,205	$12.97	3.7 years	$3,445
Granted	356	$11.91
Exercised	(21)	$1.40
Canceled or expired	(2)	$13.16

Outstanding at March 31, 2010	2,538	$12.91	4.0 years	$1,278

Exercisable at March 31, 2010	1,461	$14.00	2.9 years	$1,203

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on March 31, 2010. Total intrinsic value of options exercised for the three months ended March 31, 2010 amounted to $193,000. As of March 31, 2010, total unrecognized stock-based compensation expense related to unvested stock options was $4,597,000, which is expected to be recognized over the remaining weighted average period of approximately 3.0 years.

The Compensation Committee of the board of directors determines the total value of the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over four years and expire either five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	For the three months ended March 31,
	2010	2009
Risk free interest rate	2.0%	1.9%
Expected lives (years)	4.0	4.0
Expected volatility	59.0%	59.7%
Expected dividend yield	0%	0%

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

A summary of the Company’s non-vested stock options during the three months ended March 31, 2010 is as follows:

(In thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested options at January 1, 2010	933	$11.26
Granted	356	$11.91
Vested	(211)	$11.47
Forfeited or expired	(1)	$13.16

Non-vested options at March 31, 2010	1,077	$11.44

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. However, non employee directors vest 90 days after grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the three months ended March 31, 2010 was as follows:

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2010	248	$11.44
Granted	97	$11.86
Vested	(47)	$11.56
Forfeited	(1)	$10.84

Non-vested shares at March 31, 2010	297	$11.56

Fair value of the Company’s restricted shares is based on the Company’s closing stock price on the date of grant. As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $3,292,000 which is expected to be recognized over the remaining weighted average period of approximately 1.7 years.

8.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2010 or December 31, 2009.

9.	Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date the financial statements were issued.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

10.	Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under FASB ASC Topic 280, Segment Reporting, the Company operates in two segments: (1) IVD and (2) sample processing.

The IVD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of consumables and services necessary for the operation of installed urinalysis workstations. In the United States, these products are mostly sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France, Germany, United Kingdom, Ireland and Puerto Rico. The segment also includes the operations of the Iris Molecular Diagnostics, or IMD, subsidiary.

The sample processing segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology, urinalysis and DNA processing. These products are sold worldwide through distributors.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The tables below present information about reported segments for the three months ended March 31, 2010 and 2009:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total
For the three months ended March 31, 2010
Revenues	$22,280	$3,700	$—	$25,980
Interest income	229	8	—	237
Interest expense	3	—	—	3
Depreciation and amortization	950	52	4	1,006
Segment pre-tax profit	1,920	1,149	(1,490)	1,579
Segment assets	67,339	28,730	6,136	102,205
Investment in long-lived assets	24,556	356	—	24,912

For the three months ended March 31, 2009
Revenues	$17,975	$3,600	$—	$21,575
Interest income	197	6	—	203
Interest expense	4	—	—	4
Depreciation and amortization	745	67	4	816
Segment pre-tax profit	2,458	976	(1,387)	2,047
Segment assets	58,791	24,796	5,292	88,879
Investment in long-lived assets	25,304	384	—	25,688

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $9.3 million and $6.8 million during the three months ended March 31, 2010 and 2009, respectively.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of three operating units in two business segments as determined in accordance with FASB ASC Topic 280, Segment Reporting. Our in-vitro diagnostics, or IVD, segment also called Iris Diagnostics Division, designs, manufactures and markets IVD systems, consumables and supplies for urinalysis and body fluids. With the acquisition of Leucadia Technologies, Inc., or Leucadia, in 2006 we created our Iris Molecular Diagnostics, or IMD, subsidiary whose operations are included as part of the Iris Diagnostics Division. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing.

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with more than 2,700 iQ microscopy analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include global sales of urine microscopy analyzers and sales of chemistry analyzers manufactured by us and a urine chemistry analyzer, the AUTION MAX AX-4280, sourced from a Japanese manufacturer for the U.S. market only. We have secured sufficient inventory of the AUTION MAX AX-4280 to cover our estimated U.S. sales of fully automated chemistry analyzers through the end of 2010. We initiated sales of the iChem®VELOCITY™, our proprietary fully-automated chemistry analyzer internationally in September 2008 and sold approximately 250 of the iChem VELOCITY to date. Sales of this instrument in the United States will be initiated upon us attaining U.S. Food and Drug Administration (FDA) clearance. We plan to submit a 510(k) application with the FDA for and expect market clearance of the iChem VELOCITY in the United States in the second half of 2010. Consumables include products such as chemical reagents, urine test strips, calibrators and controls. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty and spare parts purchased by international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of sample processing instruments and related supplies and consumables, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

United States sales of our urinalysis systems are direct to the end-user through our sales force. International sales, with the exception of France, Germany, United Kingdom, Ireland, and Puerto Rico where sales are direct to end users, are through independent distributors. In January 2010, we completed the purchase of certain European assets relating to the distribution of IRIS products in the United Kingdom, Ireland and Germany. The assets purchased consist primarily of installed IRIS instruments leased to customers, the related lease agreements, and service contracts. We paid $841,000 for these assets and initially recorded this within property and equipment. We are still evaluating the allocation of the purchase price to the assets acquired as negotiations over the final settlement price are still in process. Our incremental revenue relating to the acquired distributor’s business was $498,000 for the three months ended March 31, 2010. International sales represented 36% of consolidated revenues during the first three months of 2010, as compared to 32% during the first three months of 2009. Since the substantial majority of international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors.

We are developing a prostate cancer prognostic diagnostic test, called NADiA®ProsVue™, to monitor levels of PSA that currently are undetectable with current testing methods, in men with prostate cancer who have undergone radical prostatectomy, or removal of the prostate gland. We met with the FDA on several occasions to review our NADiA ProsVue Pre-Investigational Device Exemption (Pre-IDE) submission and reached an agreement in principle on the product claim and clinical end points to be used in a large clinical study. In the first quarter of 2010, we commenced a multi-center retrospective clinical study consisting of approximately 300 patients with serially collected blood samples, retained over an eight year period. The clinical study has been completed and we believe the study data meets the pre-established primary and secondary end points. On April 28, 2010, we submitted our NADiA ProsVue 510(k) pre-market notification application to the FDA requesting clearance of a prognostic claim, which we expect in the second half of 2010.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in these critical accounting policies since December 31, 2009.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues, with the exception of percentages for gross profit margins, which are computed on related revenue, and income taxes, which are based on income before taxes.

	Three months ended March 31,
(in thousands)	2010		2009
Revenues
IVD instruments	$7,889	30%	$5,453	25%
IVD consumables and service	14,391	56%	12,522	58%
Sample Processing instruments and supplies	3,700	14%	3,600	17%

Total revenues	25,980	100%	21,575	100%

Gross profit (1)
IVD instruments	2,821	36%	2,317	42%
IVD consumable and service	8,436	59%	7,610	61%
Sample Processing instruments and supplies	1,997	54%	1,768	49%

Gross profit	13,254	51%	11,695	54%

Operating expenses
Marketing and selling	4,427	17%	3,884	18%
General and administrative	3,737	14%	3,147	15%
Research and development, net	3,688	14%	2,809	13%

Total operating expenses	11,852	46%	9,840	46%

Operating income	1,402	5%	1,855	9%
Other income	177		192

Income before income taxes	1,579	6%	2,047	9%
Income taxes (2)	537	34%	655	32%

Net income	$1,042	4%	$1,392	6%

(1)	Gross profit margin percentages are based on the related sales of each category.

(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended March 31, 2010 to 2009

Consolidated revenues for the three months ended March 31, 2010 increased 20% over the prior year quarter. Revenues in the IVD urinalysis segment increased 24% to $22.3 million in the first quarter of 2010 from $18.0 million in the prior year quarter. Sales of IVD instruments increased 45% to $7.9 million in the first quarter of 2010 from $5.5 million in the prior year quarter. The increase in IVD instrument sales is primarily driven by strong international sales of both stand-alone Velocity units and iRICELL systems combined with a modest increase in domestic hospital spending for urinalysis systems as we have experienced a gradual improvement in the global capital equipment environment.

Revenues from IVD consumables and service increased 15% to a record $14.4 million in the first quarter of 2010 as compared to $12.5 million in the prior year quarter. The increase in both consumables and service revenue was driven primarily due to the larger installed base of instruments both domestically and internationally. In particular, the increase in consumables reflects the increased sales of iChem Velocity strips as a result of the higher utilization and increased placements of our iChem VELOCITY analyzer in the international market. Revenues from sample processing instruments and supplies increased 3% to $3.7 million in the first quarter of 2010 as compared to $3.6 million in the prior year quarter. The increase was primarily attributable to increases in consumables and service revenue within the sample processing segment. Total international revenue represented 36% of the 2010 consolidated first quarter revenue versus 32% in the same period a year ago.

Overall gross profit margin was 51% during the first quarter of 2010 compared to 54% in the prior year quarter. The decrease was due to a decrease in instruments and consumables margins, partially offset by an increase in gross margin for service and sample processing. The gross profit margin of our IVD instruments was 36% and 42% during the first quarter of 2010 and 2009, respectively. The decrease in instrument margins is due to a greater proportion of our sales being made internationally through distributors, which carry lower margins, as well as an increase in iChem Velocity sales in comparison to the same period last year. At this stage of the product’s introduction, our iChem Velocity margins are lower than the margins for our more mature iQ analyzers. We expect our iChem Velocity margins will improve as we attain higher manufacturing volumes including the expected introduction of the iChem VELOCITY in the U.S. Our IVD instruments margins also were adversely impacted by approximately $197,000 relating to inventory revaluation. The lower inventory valuation should result in lower material costs per instrument sold in future periods.

The gross margin of our IVD consumables and services was 59% and 61% for the first quarter of 2010 and 2009, respectively. Consumables margins were lower during the first three months of 2010 as the proportion of lower-margin iChem Velocity strips versus other more mature consumables increased in comparison to the same period last year. Gross profit margin for our sample processing segment increased to 54% during the first three months of 2010 from 49% during the first three months of 2009, due primarily to increased revenue from higher margin consumables and service contracts.

Marketing and selling expenses totaled $4.4 million and $3.9 million for the first quarter of 2010 and 2009, respectively, but decreased to 17% of revenues during the first quarter of 2010 as compared to 18% of revenues during the first quarter of 2009. The expense increase was due to additional personnel and related costs of $435,000, higher commissions and GPO fees of $65,000, increased travel and entertainment expenses of $60,000, higher outside professional services of $54,000, as well as $48,000 of other costs, offset by a decrease in tradeshow and meeting costs of $119,000. The increase in personnel and related costs is primarily the result of the initiation of direct sales in the United Kingdom and Germany in order to support the long-term strategy of our business. We expect to continue to invest in these areas to strengthen our global presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses increased to $3.7 million and $3.1 million for the first quarter of 2010 and 2009, respectively, but decreased to 14% of revenues in the first quarter of 2010 as compared to 15% of revenues during the first quarter of 2009. This expense increase was due to an increase in personnel and related cost of $358,000, recruiting expense of $90,000 and other expenses of $142,000.

Research and development expenses increased to $3.7 million, an increase to 14% of revenues in the first quarter of 2010 as compared to $2.8 million, or 13% of revenues, in the first quarter of 2009. The increase was primarily attributable to $290,000 in clinical product development, research materials and consulting, and an increase in personnel and related costs of $393,000. We continue to invest heavily in research and development of our diagnostics product pipeline, including our NADiA platform and the simultaneous development of our 3GEMS urinalysis and hematology next generation platforms.

Interest income increased during the first quarter of 2010 to $237,000 from $203,000 during the first quarter of 2009, due to higher cash balances.

Income tax expense during the first quarter of 2010 amounted to 34% of pre-tax income as compared to 32% during the prior year period due to the expiration of the federal research and development tax credit.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At March 31, 2010, our cash and cash equivalents amounted to $36.5 million compared to $34.3 million at December 31, 2009.

Adverse global macro economic forces have been impacting our selling markets and the credit markets of our customers and distributors. Although we have experienced a recovery in capital equipment sales, we continue to face the following challenges: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars, and an increase in requests for quotes for operating leases. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, and / or could lead to installment cash collections that would affect our liquidity and capital resources.

Operating Cash Flows. Cash provided by operations for the three months ended March 31, 2010 modestly decreased to $3.7 million compared to cash provided by operations of $4.1 million during the prior year three month period. We experienced a $4.3 million increase in accounts receivable and a $1.9 million decrease in cash from prepaid expenses and other current assets in the three months ended March 31, 2010 as compared to the prior year three months ended March 31, 2009. During the 2009 period, we benefited from a nonrecurring $1.5 million payment from IDEXX Labs, Inc. under our December 2008 manufacturing, supply and transition agreement. As of March 31, 2010, the number of days sales in accounts receivable decreased to 65 days compared to 74 days for the prior year first quarter. The number of days sales in accounts receivable varies and may increase with extended payment terms to our international distributors and end users.

Our cash flow has been favorably affected by tax credit carry forwards. As of December 31, 2009, we had federal and state tax carry forwards of approximately $2.2 million and $3.1 million, respectively. We continue to realize tax deductions from the exercise of certain stock options. During the year ended December 31, 2009, we realized tax deductions of approximately $707,000 relating to this item. During the three months ended March 31, 2010, we paid no federal taxes and state taxes totaling $197,000.

Investing Activities. Cash used by investing activities totaled $1.0 million during the first three months of 2010, a $2.3 million increase over the first quarter of 2009, due primarily to an increase in purchases of property and equipment of $152,000 in the first three months of 2010 and the favorable impact of the sale of short-term marketable securities totaling $2.2 million in the first three months of 2009.

Financing Activities. Cash used in financing activities totaled $93,000 during the first three months of 2010, a $2.7 million decrease over the first three months of the prior year primarily as a result of the reduction in our repurchase of common stock, which amounted to $2.4 million during the first three months of 2009, and an increase in tax deduction benefits from the exercise of stock options of $274,000 during the first three months of 2010 compared to the prior year three month period.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of March 31, 2010, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of March 31, 2010, we were in compliance with these covenants.

In 2008, our board of directors authorized two stock repurchase plans which resulted in our purchase of an aggregate of 983,579 shares of our common stock for approximately $11.9 million during 2008, and an additional 250,800 shares of our common stock approximately $2.5 million during 2009.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.

Off-Balance Sheet Arrangements

At March 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements, which makes a number of changes to the existing requirements of ASC Topic 855 including the requirement that SEC filers evaluate subsequent events through the date financial statements are issued, but are not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective beginning February 24, 2010. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, Software. ASU 2009-14, removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating both the timing and the impact of the adoption of the ASU on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning June 15, 2010. Earlier application is permitted. We are currently evaluating both the timing and the impact of the adoption of the ASU on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at March 31, 2010, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and, on occasion, other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

Foreign Currencies

We conduct business in certain foreign markets, primarily in the European Union and Asia. Our primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound. We are subject to certain foreign currency risks in the importation of goods from Japan and as a result of commercial operations in Europe and Asia. Our purchases from a major Japanese IVD supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. All of our sales are denominated in U.S. Dollars with the exception of France, Germany, United Kingdom and Ireland, where sales are denominated in Euros and British Pound. Fluctuations in the U.S. Dollar exchange rate for Japanese Yen, Euro and British Pound could result in increased costs for our key components and increased costs for commercial operations in Europe.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to such risk factors during the three months ended March 31, 2010.

Item 6.	Exhibits

Exhibit Number	Description	Reference Document
3.1	Amended and Restated Bylaws	(1)

3.2	Amendment to Amended and Restated Bylaws of IRIS International, Inc., dated as of July 12, 2007	(2)

3.3	Amendment to Amended and Restated Bylaws of IRIS International, Inc., dated as of January 13, 2010.	(3)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

*	Filed herewith
(1)	Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K, filed March 26, 2004.
(2)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K, filed July 18, 2007.
(3)	Incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K, filed January 20, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
Chairman, President and Chief Executive Officer

	By:	/s/ Peter L. Donato
Peter L. Donato
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)