Form 10-Q
period 2010-06-30
IRIS INTERNATIONAL INC
filed 2010-08-06
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 27, 2010, the issuer had 18,253,050 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,026	$34,253
Accounts receivable, net of allowance for doubtful accounts and sales returns of $456 and $391	18,127	17,715
Inventories	13,107	10,866
Prepaid expenses and other current assets	1,807	1,045
Investment in sales-type leases, current portion	3,499	3,397
Notes receivable	450	—
Deferred tax asset	4,238	4,238

Total current assets	78,254	71,514

Property and equipment, net of accumulated depreciation of $13,036 and $11,713	9,357	9,667
Goodwill	2,450	2,450
Core technology, net of accumulated amortization of $380 and $336	1,410	1,454
Software development costs, net of accumulated amortization of $3,893 and $3,566	2,587	2,534
Deferred tax asset	1,898	1,898
Investment in sales-type leases, non-current portion	8,886	7,441
Other assets	884	832

Total assets	$105,726	$97,790

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,516	$4,479
Accrued expenses	6,468	5,761
Deferred service contract revenue, current portion	3,027	2,286

Total current liabilities	17,011	12,526
Deferred service contract revenue, non-current portion	47	42

Total liabilities	17,058	12,568
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized: 50 million shares; issued and outstanding: 18,249,000 shares and 18,147,000 shares	182	181
Preferred Stock, $0.01 par value; authorized 1.0 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	89,747	87,692
Other comprehensive income	284	560
Accumulated deficit	(1,545)	(3,211)

Total stockholders’ equity	88,668	85,222

Total liabilities and stockholders’ equity	$105,726	$97,790

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the three months ended June 30,
	2010	2009
Sales of IVD instruments	$7,412	$6,183
Sales of IVD consumables and service	15,325	12,882
Sales of sample processing instruments and supplies	3,951	3,277

Total revenues	26,688	22,342

Cost of goods – IVD instruments	4,679	4,148
Cost of goods – IVD consumables and service	5,787	5,283
Cost of goods – sample processing instruments and supplies	1,727	1,579

Total cost of goods sold	12,193	11,010

Gross profit	14,495	11,332

Marketing and selling	4,769	3,948
General and administrative	4,623	3,376
Research and development, net	3,845	2,870

Total operating expenses	13,237	10,194

Operating income	1,258	1,138
Other income (expense):
Interest income	279	223
Interest expense	(2)	(3)
Foreign currency transaction (loss) and other	(616)	28

Income before provision for income taxes	919	1,386
Provision for income taxes	295	374

Net income	$624	$1,012

Net income per share – basic	$0.03	$0.06

Net income per share – diluted	$0.03	$0.06

Weighted average common shares outstanding – basic	17,991	17,665

Weighted average common shares outstanding – diluted	18,094	17,879

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the six months ended June 30,
	2010	2009
Sales of IVD instruments	$15,301	$11,637
Sales of IVD consumables and service	29,716	25,404
Sales of sample processing instruments and supplies	7,651	6,877

Total revenues	52,668	43,918

Cost of goods – IVD instruments	9,747	7,284
Cost of goods – IVD consumables and service	11,742	10,197
Cost of goods – sample processing instruments and supplies	3,430	3,411

Total cost of goods sold	24,919	20,892

Gross profit	27,749	23,026

Marketing and selling	9,196	7,832
General and administrative	8,360	6,523
Research and development, net	7,533	5,680

Total operating expenses	25,089	20,035

Operating income	2,660	2,991
Other income (expense):
Interest income	516	426
Interest expense	(5)	(7)
Foreign currency transaction (loss) and other	(673)	21

Income before provision for income taxes	2,498	3,431
Provision for income taxes	832	1,029

Net income	$1,666	$2,402

Net income per share – basic	$0.09	$0.14

Net income per share – diluted	$0.09	$0.14

Weighted average common shares outstanding – basic	17,959	17,547

Weighted average common shares outstanding – diluted	18,079	17,754

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,666	$2,402
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	—	42
Tax benefit from stock option exercises	—	448
Depreciation and amortization	1,980	1,680
Common stock and stock-based compensation	2,210	1,834
Changes in operating assets and liabilities:
Accounts receivable	(412)	3,882
Inventories	(2,241)	(3,030)
Prepaid expenses and other assets	(814)	1,682
Investment in sales-type leases	(1,547)	142
Other assets	—	(8)
Accounts payable	3,037	(2,064)
Accrued expenses	707	(492)
Deferred service contract revenue	746	189

Net cash provided by operating activities	5,332	6,707

Cash flows from investing activities:
Purchase of assets from European distributor	(660)	—
Increase in notes receivable	(450)	—
Acquisition of property and equipment	(665)	(1,462)
Software development costs capitalized	(380)	(425)
Sale of short-term investments in marketable securities	—	2,157

Net cash (used in) provided by investing activities	(2,155)	270

Cash flows from financing activities:
Issuance of common stock and warrants for cash	28	132
Repurchase of common stock	(181)	(2,602)
Tax expense from stock option exercises	—	(448)

Net cash used in financing activities	(153)	(2,918)

Net foreign currency translation adjustments	(251)	108

Net increase in cash and cash equivalents	2,773	4,167
Cash and cash equivalents at beginning of period	34,253	24,445

Cash and cash equivalents at end of period	$37,026	$28,612

Supplemental schedule of non-cash investing activities:
During the six months ended June 30, 2010, the Company disposed of property and equipment with a cost and accumulated depreciation of $288 and $288, respectively.
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,606	$1,302
Cash paid for interest	$5	$7

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company History

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

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying allowance for doubtful accounts, inventory reserves, the useful lives, fair value and recoverability of carrying value of long-lived and intangible assets, including goodwill, unearned income on sales-type leases, accrued bonuses, estimated provisions for warranty costs, laboratory information system implementations and deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

Earnings Per Share – The Company computes and presents earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share for the three and six months ended June 30, 2010 was 1,830,000. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and six months ended June 30, 2009 were 1,456,000 and 1,477,000, respectively. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Weighted average common shares outstanding – basic	17,991	17,665	17,959	17,547
Dilutive stock options and warrants outstanding	103	214	120	207

Weighted average common shares outstanding – diluted	18,094	17,879	18,079	17,754

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Foreign Currency Hedge – The Company conducts business in certain foreign markets, primarily in the European Union and Asia. To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, the Company may periodically purchase foreign currency forward contracts. The Company does not speculate in these hedging instruments in order to profit from foreign currency exchanges nor does the Company enter into trades for which there are no underlying exposures.

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

At June 30, 2010 and 2009, the Company did not have any foreign currency forward contracts.

Foreign Currency Exchange Translation – The functional currencies of the Company’s foreign subsidiaries are primarily accounted for in their respective local currencies. The statements of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheet of these subsidiaries are translated at period-end exchange rates, and the differences from historical exchanges rates are reflected in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses from certain intercompany transactions are recorded in foreign currency transaction (loss) and other. Transactions denominated in currencies other than the functional currency are recorded based on rates in effect at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses and are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. All other foreign currency gains and losses are also recorded on foreign currency transaction (loss) and other. The Company recognized net foreign currency transaction losses of $589,000 and $692,000 for the three and six months ended June 30, 2010 which were primarily attributable to volatility in the Euro and British Pound associated with the European debt crisis in the second quarter. There were no net foreign currency transaction losses (gains) during the three and six months ended June 30, 2009.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

Reclassifications – The Company reclassified amounts in segment and geographic information in prior periods to remove intercompany balances to conform to the presentation used in the current period. These reclassifications had no impact on the Company’s previously reported income from operations, net income or basic or diluted earnings per share.

Certain Risks and Uncertainties – Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivable and investment in sales-type leases. Concentration of credit risk with respect to accounts receivable and investment in sales-type leases is mitigated by the Company’s performance of on-going credit evaluations of its customers and the Company maintains an allowance for doubtful accounts. Investments in sales-type leases are secured by the underlying instruments.

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

Certain of the Company’s components are obtained from outside vendors, and the loss or breakdown of the Company’s relationships with these outside vendors could subject the Company to substantial delays in the delivery of its products to its customers. Furthermore, certain key components of the Company’s instruments and certain consumables are manufactured by only one supplier. The Company’s inability to sell products to meet delivery schedules could have a material adverse effect on its reputation in the industry, as well as its financial condition and results of operation. The Company reclassified amounts in segment and geographic information to remove inter company balances to conform to the presentation used in the current period. These reclassifications had no impact on the Company’s previously reported consolidated operating income, net income or basic or diluted earnings per share.

3.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2010	December 31, 2009
Finished goods	$4,685	$2,595
Work-in-process	243	214
Raw materials, parts and sub-assemblies	8,179	8,057

Inventories	$13,107	$10,866

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

4.	Sales-Type Leases

The components of net investment in sales-type leases consist of the following:

(in thousands)	June 30, 2010	December 31, 2009
Total minimum lease payments	$14,688	$12,735
Less: unearned income	(2,303)	(1,897)

Net investment in sales-type leases	12,385	10,838
Less: current portion	(3,499)	(3,397)

Net investment in sales-type leases, non-current portion	$8,886	$7,441

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years:

(In thousands)
Years Ending December 31,
2010 (six months remaining)	$1,889
2011	3,151
2012	2,579
2013	2,172
2014	1,770
Thereafter	824

$12,385

5.	Notes Receivable

In May and June 2010, the Company loaned a total of $450,000 to AlliedPath, Inc., a CLIA-certified molecular pathology laboratory, under a note purchase agreement. The notes are collateralized by assets and personal property and bear interest at 6% per annum. The purpose of the note was to provide working capital to the laboratory prior to the subsequent acquisition by IRIS. The notes were paid off in full at the closing of the acquisition. Please see Note 11 Subsequent Events for further discussion.

6.	Bank Credit Facility

The Company has a credit facility with a commercial bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. Borrowings under the credit facility are secured by all of the Company’s assets and mature on August 31, 2010 and June 2015, respectively.

As of June 30, 2010 and December 31, 2009, there were no borrowings under the credit facility. However, the Company is subject to certain financial and non-financial covenants under the credit facility with the bank and the Company was in compliance with these covenants as of June 30, 2010.

7.	Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the fiscal year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three and six months ended June 30, 2010 were 32% and 33%, respectively. The effective tax rates for the three and six months ended June 30, 2009 were 27% and 30%, respectively.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The Company adopted the provisions of FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB ASC Topic 740, on January 1, 2007.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes in the statements of operations in any future periods in which the Company must record such a liability. Since the Company has not recorded a liability at June 30, 2010, there was no impact on the Company’s effective tax rate.

8.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 718, Stock Compensation, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the six months ended June 30, 2010 and 2009 includes incremental share-based compensation expense classified as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2010	2009	2010	2009
Cost of sales	$94	$107	$208	$198
Marketing and selling	187	157	374	290
General and administrative	646	535	1,211	1,048
Research and development	193	157	417	298

Stock-based compensation	$1,120	$956	$2,210	$1,834

Stock Options

Stock option activity during the six months ended June 30, 2010 is as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,205	$12.97	3.7 years	$3,445
Granted	470	$11.76
Exercised	(22)	$1.40
Canceled or expired	(113)	$12.59

Outstanding at June 30, 2010	2,540	$12.85	3.9 years	$1,226

Exercisable at June 30, 2010	1,562	$13.78	2.8 years	$1,183

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

holders exercised their options on June 30, 2010. Total intrinsic value of options exercised for the six months ended June 30, 2010 amounted to $193,000. As of June 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options was $4,337,000, which is expected to be recognized over the remaining weighted average period of approximately 2.6 years.

The Compensation Committee of the board of directors determines the total value of the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over four years and expire between five and ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,
	2010	2009
Risk free interest rate	2.4%	2.2%
Expected lives (years)	5.08	4.7
Expected volatility	56.1%	60.3%
Expected dividend yield	0%	0%

The expected volatilities are based on the historical volatility of the Company’s stock, which is calculated on a weekly basis. The expected terms of the stock options are based on the average vesting period on a basis consistent with the historical experience for similar option grants. The risk-free interest rate is consistent with the expected terms of the stock options and based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates forfeiture rates based on historical data.

A summary of the Company’s non-vested stock options during the three months ended June 30, 2010 is as follows:

(In thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested options at January 1, 2010	933	$11.26
Granted	470	$11.91
Vested	(324)	$11.39
Forfeited or expired	(101)	$6.30

Non-vested options at June 30, 2010	978	$11.38

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Restricted stock units currently vest 25% after thirteen months and 6 1/4% quarterly thereafter. However,

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

awards to non-employee directors are immediately vested on the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the three months ended June 30, 2010 was as follows:

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2010	248	$11.44
Granted	116	$9.97
Vested	(85)	$11.68
Forfeited	(18)	$11.79

Non-vested shares at June 30, 2010	261	$10.69

Fair value of the Company’s restricted shares is based on the Company’s closing stock price on the date of grant. As of June 30, 2010, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $2,832,000 which is expected to be recognized over the remaining weighted average period of approximately 1.4 years.

9.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is not material. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2010 or December 31, 2009.

10.	Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under FASB ASC Topic 280, Segment Reporting, the Company operates in two segments: (1) IVD and (2) Sample Processing.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The IVD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of consumables and services necessary for the operation of installed urinalysis workstations. In the United States, these products are mostly sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France, Germany, United Kingdom, Ireland and Puerto Rico. The segment also includes the operations of the Iris Molecular Diagnostics, or IMD subsidiary.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The tables below present information about reported segments for the three and six months ended June 30, 2010 and 2009:

(In thousands)	IVD	Sample Processing	Unallocated Corporate Expenses	Total
For the three months ended June 30, 2010
Revenues	$22,737	$3,951	$—	$26,688
Interest income	270	9	—	279
Interest expense	2	—	—	2
Depreciation and amortization	928	42	4	974
Segment pre-tax income (loss)	1,841	1,373	(2,295)	919
Segment assets	88,380	11,210	6,136	105,726
Investment in long-lived assets	28,677	396	—	29,073

For the three months ended June 30, 2009
Revenues	$19,065	$3,277	$—	$22,342
Interest income	215	8	—	223
Interest expense	3	—	—	3
Depreciation and amortization	793	67	4	864
Segment pre-tax income (loss)	2,067	854	(1,535)	1,386
Segment assets	77,833	6,774	5,090	89,697
Investment in long-lived assets	25,388	413	—	25,801

For the six months ended June 30, 2010
Revenues	$45,017	$7,651	$—	$52,668
Interest income	499	17	—	516
Interest expense	5	—	—	5
Depreciation and amortization	1,878	94	8	1,980
Segment pre-tax income (loss)	3,760	2,523	(3,785)	2,498
Segment assets	88,380	11,210	6,136	105,726
Investment in long-lived assets	28,677	396	—	29,073

For the six months ended June 30, 2009
Revenues	$37,041	$6,877	$—	$43,918
Interest income	411	15	—	426
Interest expense	7	—	—	7
Depreciation and amortization	1,538	134	8	1,680
Segment pre-tax income (loss)	4,524	1,830	(2,923)	3,431
Segment assets	77,833	6,774	5,090	89,697
Investment in long-lived assets	25,388	413	—	25,801

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $17.8 million and $14.7 million during the six months ended June 30, 2010 and 2009, respectively.

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

On July 28, 2010, the Company acquired AlliedPath, Inc., a private CLIA-certified laboratory focused on oncology and molecular diagnostics for an amount in cash equal to $4.7 million less certain indebtedness of AlliedPath existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through fiscal year 2013.

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

The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with more than 2,800 iQ microscopy analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of IVD instruments, IVD consumables and service and sample processing instruments and supplies. Revenues from IVD instruments include global sales of urine microscopy analyzers and sales of chemistry analyzers manufactured by us and a urine chemistry analyzer, the AUTION MAX AX-4280, sourced from a Japanese manufacturer for the U.S. market only. We have secured sufficient inventory of the AUTION MAX AX-4280 to cover our estimated U.S. sales of fully automated chemistry analyzers through the end of 2010. We initiated international sales of the iChem®VELOCITY™, our proprietary fully-automated chemistry analyzer in September 2008 and have sold approximately 290 of the iChemVELOCITY to date. Sales of this instrument in the United States will be initiated upon us attaining U.S. Food and Drug Administration (FDA) clearance of our 510(k) application submitted on June 30, 2010. We feel confident that this new 510(k) submission addresses the issues raised by the FDA in our previous submission and in its recent pre-IDE review. If cleared, we expect to launch the iChemVELOCITY in the United States in the first half of 2011. Our consumables offering includes products such as chemical reagents, urine test strips, calibrators and controls. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty and spare parts purchased by international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of Sample Processing instruments and related supplies and consumables, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.

U.S. sales of our urinalysis systems are direct to the end-user through our sales force. International sales, with the exception of France, Germany, United Kingdom, Ireland and Puerto Rico where sales are direct to end users, are through independent distributors. In January 2010, we completed the purchase of certain European assets relating to the distribution of IRIS products in the United Kingdom, Ireland and Germany. The assets purchased consisted primarily of installed IRIS instruments leased to customers, the related lease agreements and service contracts. We paid $660,000 for these assets and recorded them within property and equipment. Our incremental revenue relating to the acquired distributor’s business was $516,000 and $1,013,000 for the three and six months ended June 30, 2010. International sales represented 34% of consolidated revenues during the six months ended June 30, 2010, as compared to 33% during the six months ended June 30, 2009. Since the substantial majority of international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors and OEM partners.

We are developing a prostate cancer prognostic diagnostic test, called NADiA®ProsVue™, to monitor levels of PSA that currently are undetectable with current testing methods, in men with prostate cancer who have undergone radical prostatectomy, or removal of the prostate gland. We met with the FDA on several occasions to review our NADiA ProsVue Pre-Investigational Device Exemption (Pre-IDE) submission and reached an agreement in principle on the product claim and clinical end points to be used in a large clinical study. We conducted a multi-center retrospective clinical study consisting of approximately 300 patients with serially collected blood samples, retained over an eight year period and we believe the study data meets the pre-established primary and secondary end points. On April 28, 2010, we submitted our NADiA ProsVue 510(k) pre-market notification application to the FDA requesting clearance of a prognostic claim. In June 2010, we received a letter from the FDA requesting additional information on this matter. We are currently in the process of reviewing the information requested by the FDA prior to engaging in further discussion with the agency.

On July 28, 2010, we acquired AlliedPath, Inc., a state-of-the–art high complexity CLIA-certified laboratory focused on oncology and molecular diagnostics for an amount in cash equal to $4.7 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through December 2013. AlliedPath offers differentiated, high value molecular diagnostic services in personalized medicine. This acquisition strategically provides a direct commercial channel for accelerating our NADiA® ultra-sensitive nucleic acid detection immunoassay platform, beginning with NADiA ProsVue. In addition, we believe the laboratory will accelerate the development efforts of NADiA’s current pipeline and enable direct access to the clinical end-users.

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

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2010		2009		2010		2009
Revenues
IVD instruments	$7,412	28%	$6,183	28%	$15,301	29%	$11,637	26%
IVD consumables and service	15,325	57%	12,882	57%	29,716	56%	25,404	58%
Sample Processing instruments and supplies	3,951	15%	3,277	15%	7,651	15%	6,877	16%

Total revenues	26,688	100%	22,342	100%	52,668	100%	43,918	100%

Gross profit (1)
IVD instruments	2,733	37%	2,035	33%	5,554	36%	4,353	37%
IVD consumables and service	9,538	62%	7,599	59%	17,974	61%	15,207	60%
Sample Processing instruments and supplies	2,224	56%	1,698	52%	4,221	55%	3,466	50%

Gross profit	14,495	54%	11,332	51%	27,749	53%	23,026	52%

Operating expenses
Marketing and selling	4,769	18%	3,948	18%	9,196	17%	7,832	18%
General and administrative	4,623	17%	3,376	15%	8,360	16%	6,523	15%
Research and development, net	3,845	14%	2,870	13%	7,533	14%	5,680	13%

Total operating expenses	13,237	49%	10,194	46%	25,089	48%	20,035	46%

Operating income	1,258	5%	1,138	5%	2,660	5%	2,991	7%
Other (expense) income	(339)	(1%)	248	1%	(162)	—	440	1%

Income before income taxes	919	4%	1,386	6%	2,498	5%	3,431	8%
Income taxes (2)	295	32%	374	27%	832	33%	1,029	30%

Net income	$624	2%	$1,012	5%	$1,666	3%	$2,402	5%

(1)	Gross profit margin percentages are based on the related sales of each category.

(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Consolidated revenues for the second quarter of 2010 increased 19% to $26.7 million as compared to $22.3 million in the prior year period. IVD urinalysis segment revenues increased 19% to $22.8 million in the second quarter of 2010 as compared to $19.1 million in the prior year quarter. IVD instruments revenues increased 20% to $7.4 million in the second quarter of 2010 as compared to $6.2 million in the prior year quarter. The increase in IVD instrument sales is primarily driven by strong domestic sales versus a year ago as we have experienced an improvement in the U.S. medical capital equipment environment. Although we had strong international sales in the first half of 2010, we are anticipating softness in the European market mainly due to fiscal and monetary issues and the decline of the Euro as our distributors pay us in U.S. dollars.

IVD consumables and service revenues increased 19% to a record $15.3 million in the second quarter of 2010 as compared to $12.9 million in the prior year quarter. This increase is primarily driven by the larger installed base of instruments both domestically and internationally. The increase in consumables revenue also reflects higher sales of iChemVELOCITY strips resulting from higher utilization and increased placements of our iChemVELOCITY analyzer in the international market.

Revenues from Sample Processing instruments and supplies increased 21% to approximately $4.0 million in the second quarter of 2010 as compared to $3.3 million in the prior year quarter. The increase is primarily attributable to increased sales of components and spare parts to OEM partners such as Abbott and IDEXX, the sales ramp of our new Ovatube™ fecal parasite specimen collection and processing device, partially offset by lower international sales through distributors.

Overall gross profit margin was 54% in the second quarter of 2010 compared to 51% in the prior year quarter. The increase is due to higher instrument volume and a greater percentage of domestic sales as well as improved margins in our consumables and service and Sample Processing reporting segments.

The gross profit margin of our IVD instruments was 37% in the second quarter of 2010 compared to 33% in the prior year quarter. This improvement is a result of higher instrument volume and a greater proportion of domestic direct sales versus international sales through distributors. Our instrument margins also benefited from improving margins of our iChemVELOCITY product. At this stage of the product’s introduction, margins are lower than the margins for our more mature iQ analyzers. We expect our iChemVELOCITY margins will continue to improve as we attain higher manufacturing volumes including the expected introduction of the iChemVELOCITY in the U.S.

The gross profit margin of our IVD consumables and services was 62% in the second quarter of 2010 as compared to 59% in the prior year period and primarily results from increased consumables volume due to the expanding installed base, the additional volume relating to the iChemVELOCITY, as well as improved profitability of the service business. The growing installed base of iChemVELOCITY analyzers continues to increase the pull-through of iChem test strips benefiting the utilization of our strip manufacturing facility in Marburg, Germany.

Gross profit margin for our Sample Processing segment increased to 56% in the second quarter of 2010, as compared to 52% in the prior year period, due primarily to increased overhead absorption on higher sales, lean manufacturing initiatives, product mix and an increase in spare part sales.

Marketing and selling expenses increased to $4.8 million, or 18% of revenues, in the second quarter of 2010 as compared to $3.9 million, or 18% of revenues, for the second quarter 2009. The increase in expense is due to additional personnel and related costs of $427,000, higher commissions and GPO fees of $210,000 and increased travel and entertainment expenses of $189,000. The increase in personnel and related costs, including travel expenses, primarily results from the initiation of direct sales in the United Kingdom and Germany in order to support the long-term commercial strategy of our business. We expect to continue to invest in these areas to strengthen our global presence and support for the anticipated launches of our extensive product pipeline.

General and administrative expenses increased to $4.6 million, or 17% of revenues, in the second quarter of 2010 as compared to $3.4 million, or 15% of revenues, in the second quarter of 2009. The increase includes CFO severance and related transition expenses of $381,000, personnel and related costs from additions in IT, quality assurance and regulatory affairs of $437,000, recruiting and relocation expense of $128,000 and AlliedPath related acquisition expenses of $321,000.

Research and development expenses increased to $3.8 million, or 14% of revenues in the second quarter of 2010 as compared to $2.9 million, or 13% of revenues in the second quarter of 2009. The increase is primarily attributable to $526,000 in clinical product development, research materials and consulting, and an increase in personnel and related costs of $395,000. Most of these incremental expenses are related to the additional testing required to submit two 510(k) pre-market applications for the iChemVELOCITY and NADiA ProsVue, respectively. We continue to invest heavily in research and development of our diagnostics product pipeline, including our NADiA platform and the simultaneous development of our 3GEMS urinalysis and hematology next generation platforms.

During the second quarter of 2010, the net unfavorable impact of foreign currency fluctuations on revenues, cost of goods sold and operating expenses from transactions in Yen, Euro and British Pound totaled approximately $211,000.

Interest income increased in the second quarter of 2010 to $279,000 from $223,000 for the second quarter of 2009, due primarily to higher cash balances and an increase in sales type leases.

Foreign exchange losses and other totaled $589,000 for the second quarter 2010, which relate primarily to unrealized Euro or British Pound currency transaction losses on US dollar denominated intercompany amounts.

Income tax expense for the second quarter of 2010 increased to 32% of pre-tax income as compared to 27% of pre-tax income for the prior year period primarily due to the expiration of the federal research and development tax credit.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Consolidated revenues for the first half of 2010 increased 20% to $52.7 million as compared to $43.9 million in the prior year period. IVD urinalysis segment revenues increased 22% to $45.0 million in the first half of 2010 as compared to $37.0 million in the prior year period. IVD instruments revenues increased 32% to $15.3 million as compared to $11.6 million during the prior year period. IVD consumables and service revenue increased to $29.7 million in the first half of 2010 as compared to $25.4 million, an increase of 17% over the prior year period. Revenues for our Sample Processing segment for the first half of 2010 increased 11% to $7.7 million as compared to $6.9 million in the prior year period. The increase is primarily attributable to increased sales of components and spare parts to OEM partners such as Abbott and IDEXX, the sales ramp of our new Ovatube™ fecal parasite specimen collection and processing device, partially offset by lower international sales through distributors.

Overall gross profit margins for the first half of 2010 increased to 53% during the current year period, as compared to 52% for the prior year period. The increase is due to higher instrument volume and a greater proportion of direct domestic sales versus international sales through distributors, as well as, improved margins in our diagnostics division consumables and service and Sample Processing reporting segments.

The gross profit margin of our IVD instruments decreased to 36% for the first half of 2010 as compared to 37% for the prior year period. The decrease in margin was impacted by $197,000 inventory revaluation that we experienced in the first quarter of 2010, however, the instruments gross margin benefited from a higher proportion of domestic instruments sold for the first half of 2010 as compared to the prior year period and an increase in margins from the sales of the iChemVELOCITY in comparison to the prior year period. At this stage of the product’s introduction, our iChemVELOCITY margins are lower than the margins for our more mature iQ analyzers. We expect our iChemVELOCITY margins will continue to improve as we attain higher manufacturing volumes including the expected introduction of the iChemVELOCITY in the U.S.

The gross profit margin of our IVD consumables and services increased to 61% during the first half of 2010, as compared to 60% during the prior year period. The gross margin improvement is primarily due to increased demand for consumables from the larger installed base and improvement in service profitability.

Gross profit margin for our Sample Processing laboratory instrument and supply segment increased to 55% for the first half of 2010 as compared to 50% for the prior year period, primarily due to increased overhead absorption on higher sales, lean manufacturing initiatives, the product mix and an increase in spare part sales.

Marketing and selling expenses totaled $9.2 million, or 17% of revenue, for the first half of 2010, as compared to $7.8 million, or 18% of revenue, for the prior year period. The increase includes additional personnel and related expenses of $848,000, travel related expenses of $249,000 from the initiation of direct sales in the UK and Germany, and commissions and GPO fees of $275,000 on higher revenues.

General and administrative expenses increased for the first half of 2010 to $8.3 million, or 16% of revenue, as compared to $6.5 million for the prior year period, or 15% of revenue. The increase includes CFO severance and related transition expenses of $381,000, personnel and related costs from additions in IT, quality assurance and regulatory affairs of $795,000, recruiting and relocation expenses of $217,000 and AlliedPath related acquisition expenses of $364,000.

Research and development expense amounted to $7.5 million, or 14% of revenue, for the first half 2010, as compared to $5.7 million, or 13% of revenue, in the prior year period. The increase was primarily attributable to $860,000 in clinical product development, research materials and consulting, an increase in personnel and related costs of $786,000 and other expenses of $191,000. We continue to invest heavily in research and development of our diagnostics product pipeline, including our NADiA platform and the simultaneous development of our 3GEMS urinalysis and hematology next generation platforms.

During the first half of 2010, the net unfavorable impact of foreign currency fluctuations on revenues, cost of goods sold and operating expenses form transactions in Yen, Euro and British Pound totaled approximately $438,000.

Interest income increased for the first half of 2010 to $516,000 from $426,000 in the prior year period, primarily due to higher cash balances and an increase in sales type leases.

Foreign exchange losses and other totaled $692,000 in the first half of 2010 which relates primarily to unrealized Euro or British Pound transaction losses on US dollar denominated intercompany balances.

Income tax expense during the first half of 2010 increased to 33% of pre-tax income as compared to 30% of pre-tax income for the prior year period due to expiration of the federal research and development tax credit.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IVD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At June 30, 2010, our cash and cash equivalents amounted to $37.0 million compared to $34.3 million at December 31, 2009.

Adverse global macro economic forces have been impacting our selling markets and the credit markets of our customers and distributors. Although we have experienced a recovery in medical capital equipment sales, we continue to face the following challenges: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars, and an increase in requests for quotes for operating leases. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, and/or could lead to installment cash collections that would affect our liquidity and capital resources.

Operating Cash Flows. Cash provided by operations for the first half of 2010 decreased to $5.3 million, as compared to cash provided by operations of $6.7 million for the prior year period. As compared to the prior year period cash was used to fund a $4.3 million increase in accounts receivable, $1.7 million increase in investment in sales-type leases, and $2.5 million increase in prepaid and other current assets. These increases were offset by a decrease of $800,000 in inventories, $4.0 million increase in accounts payable and $2.3 million increase in accrued expenses. During the first half of 2009 period, we benefited from a nonrecurring $1.5 million payment from IDEXX Labs, Inc. under our December 2008 manufacturing, supply and transition agreement. As of June 30, 2010, the number of days sales in accounts receivable decreased to 63 days compared to 68 days for the first half of the prior year. The number of days sales in accounts receivable varies and may increase with extended payment terms to our international distributors and end users.

Investing Activities. Cash used by investing activities totaled $2.2 million during the six months ended June 30, 2010, a $2.4 million increase as compared to the six months ended June 30, 2009, due primarily to the purchase of assets from a European distributor for $660,000, issuance of notes receivable of $450,000 to AlliedPath, a $2.2 million sale of marketable securities in the first six months of 2009 which did not occur in the 2010 period, partially offset by an $800,000 decrease in the purchase of property and equipment in the 2010 period.

Financing Activities. Cash used in financing activities totaled $153,000 during the first half of 2010, a $2.8 million decrease over the prior year period, primarily the result of a $2.4 million reduction in our repurchase of common stock and a $448,000 decrease in tax deduction benefits from the exercise of stock options.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of June 30, 2010, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of June 30, 2010, we were in compliance with these covenants. The $6.5 million credit facility is due to expire on August 31, 2010. We are currently in negotiations with the bank to replace the facility.

In 2008, our board of directors authorized two stock repurchase plans which resulted in our purchase of an aggregate of 983,579 shares of our common stock for approximately $11.9 million during 2008, and an additional 250,800 shares of our common stock for approximately $2.5 million during 2009. Repurchase of common shares in 2010 relates to the withholding of common shares for payment of personal income taxes upon vesting of restricted stock grants.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.

Off-Balance Sheet Arrangements

At June 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. We are currently evaluating both the timing and the impact of the adoption of the ASU on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at June 30, 2010, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and, on occasion, other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

Foreign Currencies

We conduct business in certain foreign markets, primarily in the European Union and Asia. Our primary exposure to foreign currency risk relates to our foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound and that have U.S. dollar denominated intercompany balances. We are subject to certain foreign currency risks in the importation of goods from Japan and as a result of commercial operations in Europe and Asia. Our purchases from a major Japanese IVD supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. All of our sales are denominated in U.S. Dollars with the exception of France, Germany, United Kingdom and Ireland, where sales are denominated in Euros and British Pound. Fluctuations in the U.S. Dollar exchange rate for Japanese Yen, Euro and British Pound could result in increased costs for our key components and increased costs for commercial operations in Europe.

The functional currencies of our foreign subsidiaries are primarily accounted for in their respective local currencies. The statements of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these subsidiaries are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses from certain intercompany transactions are recorded in foreign currency exchange (loss) and other. Transactions denominated in currencies other than the functional currency are recorded based on rates in effect at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses are reflected in the statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. All other foreign currency gains and losses are also recorded in foreign currency transaction (loss) and other.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to such risk factors during the three and six months ended June 30, 2010.

Item 6.	Exhibits

Exhibit Number	Description	Reference Document
10.1†	Letter Agreement, May 11, 2010, between IRIS International, Inc. and Avant Advisory Group	*

10.2	Letter Agreement, dated June 9, 2010, between IRIS International, Inc. and California Bank & Trust	*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

*	Filed herewith
†	Consists of a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2010	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
Chairman, President and Chief Executive Officer

	By:	/s/ Martin S. McDermut
Martin S. McDermut
Acting Chief Financial Officer