Form 10-Q
period 2010-09-30
IRIS INTERNATIONAL INC
filed 2010-11-09
CIK 319240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
or

☐	Transition Report Pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2010, the issuer had 18,138,216 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.
INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
IRIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,110	$34,253
Accounts receivable, net of allowance for doubtful accounts and sales returns of $453 and $391	18,453	17,715
Inventories	12,304	10,866
Prepaid expenses and other current assets	1,745	1,045
Investment in sales-type leases, current portion	3,504	3,397
Deferred tax asset	4,195	4,238

Total current assets	71,311	71,514

Property and equipment, net of accumulated depreciation of $13,602 and $11,713	10,379	9,667
Goodwill	3,802	2,450
Intangibles, net of accumulated amortization of $444 and $336	6,146	1,454
Software development costs, net of accumulated amortization of $4,038 and $3,566	2,623	2,534
Deferred tax asset	2,566	1,898
Investment in sales-type leases, non-current portion	9,279	7,441
Other assets	940	832

Total assets	$107,046	$97,790

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,912	$4,479
Accrued expenses	8,697	5,761
Deferred service contract revenue, current portion	3,216	2,286

Total current liabilities	16,825	12,526
Deferred service contract revenue, non-current portion	48	42
Other liabilities	1,378	—

Total liabilities	18,251	12,568

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; authorized: 50 million shares; issued and outstanding: 18,123,000 shares and 18,147,000 shares	181	181
Preferred stock, $0.01 par value; authorized 3.0 million shares; Series A, $0.01 par value; authorized 250,000 shares; issued and outstanding: none	—	—
Additional paid-in capital	89,771	87,692
Other comprehensive income	59	560
Accumulated deficit	(1,216)	(3,211)

Total stockholders’ equity	88,795	85,222

Total liabilities and stockholders’ equity	$107,046	$97,790

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited — in thousands, except for per share data)

	For the three months
	ended September 30,
	2010	2009
Revenues
IDD instruments	$6,806	$5,136
IDD consumables and service	15,558	13,254
Sample processing instruments and supplies	3,335	3,796
Personalized medicine services	27	—

Total revenues	25,726	22,186

Cost of Revenue
IDD instruments	4,447	3,371
IDD consumables and service	6,425	4,955
Sample processing instruments and supplies	1,521	1,678
Personalized medicine services	174	—

Total cost of revenue	12,567	10,004

Gross profit	13,159	12,182

Marketing and selling	4,956	3,832
General and administrative	4,202	3,165
Research and development, net	3,605	2,870

Total operating expenses	12,763	9,867

Operating income	396	2,315

Other income (expense):
Interest income	328	215
Interest expense	(2)	(3)
Foreign currency transaction gain (loss) and other	856	(1)

Income before provision for income taxes	1,578	2,526

Provision for income taxes	654	610

Net income	$924	$1,916

Other comprehensive (loss) income
Change in cumulative translation adjustment	(225)	121

Comprehensive income	$699	$2,037

Net income per share — basic	$0.05	$0.11

Net income per share — diluted	$0.05	$0.11

Weighted average common shares outstanding — basic	17,978	17,751

Weighted average common shares outstanding — diluted	18,044	17,893

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited — in thousands, except for per share data)

	For the nine months
	ended September 30,
	2010	2009
Revenues
IDD instruments	$22,107	$16,772
IDD consumables and service	45,274	38,658
Sample processing instruments and supplies	10,986	10,673
Personalized medicine services	27	—

Total revenues	78,394	66,103

Cost of Revenue
IDD instruments	14,194	10,656
IDD consumables and service	18,168	15,148
Sample processing instruments and supplies	4,950	5,089
Personalized medicine services	174	—

Total cost of revenue	37,486	30,893

Gross profit	40,908	35,210

Marketing and selling	14,152	11,664
General and administrative	12,562	9,689
Research and development, net	11,138	8,549

Total operating expenses	37,852	29,902

Operating income	3,056	5,308

Other income (expense):
Interest income	844	640
Interest expense	(7)	(10)
Foreign currency transaction gain and other	183	20

Income before provision for income taxes	4,076	5,958

Provision for income taxes	1,486	1,639

Net income	$2,590	$4,319

Other comprehensive (loss) income
Change in cumulative translation adjustment	(501)	229

Comprehensive income	$2,089	$4,548

Net income per share — basic	$0.14	$0.24

Net income per share — diluted	$0.14	$0.24

Weighted average common shares outstanding — basic	17,947	17,701

Weighted average common shares outstanding — diluted	18,056	17,874

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited — in thousands)

	For the nine months
	ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,590	$4,319
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	5	42
Deferred taxes	48	—
Tax (benefit) expense from stock option exercises	(48)	609
Gain on foreign currency remeasurement	(105)	—
Depreciation and amortization	3,084	2,606
Common stock and stock-based compensation	3,193	2,780
Changes in operating assets and liabilities:
Accounts receivable	(736)	3,763
Inventories	(1,469)	(3,417)
Prepaid expenses and other assets	(725)	838
Investment in sales-type leases	(1,963)	127
Other assets	—	(100)
Accounts payable	280	(1,507)
Accrued expenses	1,737	(832)
Deferred service contract revenue	845	324

Net cash provided by operating activities	6,736	9,552

Cash flows from investing activities:
Acquisition of business	(4,630)	—
Purchase of assets from European distributor	(660)	—
Acquisition of property and equipment	(2,029)	(2,259)
Software development costs capitalized	(554)	(635)
Sale of short-term investments in marketable securities	—	2,157

Net cash used in investing activities	(7,873)	(737)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	31	750
Repurchase of common stock	(1,790)	(2,638)
Tax benefit (expense) from stock option exercises	48	(609)

Net cash used in financing activities	(1,711)	(2,497)

Net foreign currency translation adjustments	(295)	228

Net (decrease) increase in cash and cash equivalents	(3,143)	6,546
Cash and cash equivalents at beginning of period	34,253	24,445

Cash and cash equivalents at end of period	$31,110	$30,991

Supplemental schedule of non-cash investing activities:
During the nine months ended September 30, 2010, the Company disposed of property and equipment with a cost and accumulated depreciation of $621 and $616, respectively
Fair value of contingent consideration in connection with business acquisition completed in the quarter ended September 30, 2010 was $1.2 million
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,066	$1,872
Cash paid for interest	$7	$7
The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Company History
IRIS International, Inc. was incorporated in California in 1979 and reincorporated in 1987 in Delaware. The Company designs, develops, manufactures and markets in vitro diagnostic products, including imaging systems based on patented and proprietary neural network-based Automated Particle Recognition (APR™) software to enable high-speed digital processing to classify and display images and describe the morphology of microscopic particles, urine chemistry analyzers and related chemistry test strips and accessories, molecular diagnostics assays based on the Company’s Nucleic Acid Detection Immuno-Assay (NADiA) technology, as well as special purpose centrifuges and other small instruments for automating microscopic procedures and DNA processing performed in clinical laboratories. On July 28, 2010 the Company acquired a high complexity CLIA-certified molecular pathology laboratory offering differentiated, high value molecular diagnostic services in the rapidly growing field of personalized medicine. The laboratory provides a direct commercial channel for the Company’s NADIA® technology, with applications in oncology and infectious disease.
2. Interim Financial Reporting
Basis of Presentation — The financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying allowance for doubtful accounts, inventory reserves, the useful lives, fair value and recoverability of carrying value of long-lived and intangible assets, including goodwill, unearned income on sales-type leases, accrued bonuses, estimated provisions for warranty costs, laboratory information system implementations and deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Earnings Per Share — The Company computes and presents earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share for the three and nine months ended September 30, 2010 were 2,533,000 and 1,823,000, respectively. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the three and nine months ended September 30, 2009 was 1,468,000. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Weighted average common shares outstanding — basic	17,978	17,751	17,947	17,701
Dilutive stock options and warrants outstanding	66	142	109	173

Weighted average common shares outstanding — diluted	18,044	17,893	18,056	17,874

Foreign Currency Hedge — The Company conducts business in certain foreign markets, primarily in Europe and Asia. To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, the Company may periodically purchase foreign currency forward contracts. The Company does not speculate in these hedging instruments in order to profit from foreign currency exchanges nor does the Company enter into trades for which there are no underlying exposures.
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
At September 30, 2010 and 2009, the Company did not have any foreign currency forward contracts.
Foreign Currency Exchange Translation — The functional currencies of the Company’s foreign subsidiaries are primarily accounted for in their respective local currencies. The statements of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these subsidiaries are translated at period-end exchange rates, and the differences from historical exchanges rates are reflected in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses from certain intercompany transactions are recorded in foreign currency transaction gain (loss) and other. Transactions denominated in currencies other than the functional currency are recorded based on rates in effect at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses and are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. All other foreign currency gains and losses are also recorded on foreign currency transaction gain (loss) and other. The Company recognized net foreign currency transaction gains of $856,000 and $164,000 for the three and nine months ended September 30, 2010 which were primarily attributable to volatility in the Euro and British Pound.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Reclassifications — The Company reclassified amounts in segment and geographic information in prior periods to add the new operating segment, Personalized Medicine (which is further described in the Segments and Geographic footnote), to conform to the presentation used in the current period. The Personalized Medicine composition includes the research and development operations of Iris Molecular Diagnostics which had been included with the Iris Diagnostics Division (“IDD”) segment in prior periods. These reclassifications had no impact on the Company’s previously reported income from operations, net income or basic or diluted earnings per share.
Certain Risks and Uncertainties — Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, accounts receivable and investment in sales-type leases. Concentration of credit risk with respect to accounts receivable and investment in sales-type leases is mitigated by the Company’s performance of on-going credit evaluations of its customers and the Company maintains an allowance for doubtful accounts. Investments in sales-type leases are secured by the underlying instruments.
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
3. Acquisition
On July 28, 2010, the Company acquired AlliedPath, Inc. (“AlliedPath”). AlliedPath is a high complexity CLIA-certified molecular pathology laboratory offering differentiated, high value molecular diagnostic services in the rapidly growing field of personalized medicine. Pursuant to the terms of the merger agreement dated July 26, 2010, the Company acquired all the issued and outstanding stock of AlliedPath for an amount in cash equal to $4.7 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through December 2013. We did not assume any outstanding options or warrants of AlliedPath in connection with the acquisition. In September 2010, AlliedPath changed its name to Arista Labs, Inc. (“Arista”) which will operate under the Personalized Medicine reporting segment of the consolidated financial statements.
Through the acquisition of Arista, the Company seeks to achieve the following goals:
•	to expand beyond its initial molecular pathology test menu by adding other molecular panels, flow cytometry for the detection and monitoring of leukemia and lymphoma, (F)ISH testing, and proprietary new tests based on the Company’s NADiA technology platform;
•	to have better control of all aspects of the commercial operations of the NADiA platform, starting with NADiA ProsVue;

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
•	to enable the acceleration of the development efforts of the NADiA technology product pipeline; and
•	to enter the attractive personalized medicine market due to its significant growth potential.
The aggregate consideration paid for the acquisition of Arista is as follows:

(In thousands)
Cash	$4,630
Fair value of contingent consideration	1,210

Total purchase price	$5,840

Acquisition related expenses included in marketing and sales and general and administrative total $161,000 and $525,000 for the three and nine months ended September 30, 2010, respectively.
The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 28, 2010.

(In thousands)
Current assets	$74
Property and equipment	523
Existing technology	3,090
CLIA License	1,604
Customer relationships	6
Non-compete agreements	100
Goodwill	1,352
Other assets	31
Current liabilities	(316)
Lease obligations	(178)
Other liabilities	(61)
Deferred tax liability, net	(385)

Total purchase price	$5,840

The purchase price allocations and pro forma adjustments above are based on preliminary estimates, available information and certain assumptions, and maybe revised as additional information becomes available.
In determining the purchase price allocation, the Company considered, among other factors, historical demand for products, estimates of future demand for those products, customer relationships, the revenue generating potential of existing technology, the assets’ useful lives, and agreements not to compete. The market, income and cost approaches were used to determine fair values of these intangibles. The rate used to discount the net cash flows to their present value was a 16.5% weighted average cost of capital for the business as a whole, and from 16.5% to 17.5% for the individual intangible assets depending on the risk associated with the asset’s potential to generate revenues and its projected remaining useful economic life. The weighted average cost of capital was determined after consideration of market rates of return on debt and equity capital of comparable companies, the weighted average return on invested capital and the risk associated with achieving forecasted sales related to technology and assets acquired. The fair value of the contingent consideration was determined considering the probability of payout and using a 3% discount rate. Property and equipment net book value was evaluated at approximately fair value on the acquisition date due to the nature and relative age of the assets acquired.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining useful lives ranging from 1 year to 5 years. Intangible assets except the CLIA license are being amortized on a straight-line basis with estimated remaining useful lives ranging from 3 years to 15 years reflecting the expected future value. The CLIA license is considered to have an indefinite useful life. The purchase was structured as a stock purchase therefore the value assigned to the existing technology, CLIA license, customers relationships, non-compete agreements and goodwill is not deductible for tax purposes.
Revenue and net loss of Arista included in the Company’s consolidated financial statement since the laboratory’s acquisition on July 28, 2010 totaled $27,000 and $1,592,000, respectively, for the three and nine months ended September 30, 2010.
The following table summarizes unaudited pro forma financial information assuming the acquisition of Arista had occurred on January 1, 2009, in the corresponding period of the fiscal year immediately preceding the acquisition. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on January 1, 2009 and should not be taken as representative of the Company’s future consolidated results of operations or financial position.

	Three Months Ended		Nine Months Ended
	September 30,		September 30
(In thousands)	2010	2009	2010	2009
Revenue	$25,731	$22,186	$78,425	$66,103
Net income	587	1,250	930	2,602
Net income per basic and diluted share	$0.03	$0.07	$0.05	$0.15
4. Inventories
Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009

Finished goods	$4,656	$2,595
Work-in-process	283	214
Raw materials, parts and sub-assemblies	7,365	8,057

Inventories	$12,304	$10,866

5. Sales-Type Leases
The components of net investment in sales-type leases consist of the following:

	September 30,	December 31,
(in thousands)	2010	2009

Total minimum lease payments	$15,104	$12,735
Less: unearned income	(2,321)	(1,897)

Net investment in sales-type leases	12,783	10,838
Less: current portion	(3,504)	(3,397)

Net investment in sales-type leases, non-current portion	$9,279	$7,441

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years:

(In thousands)
Years Ending December 31,
2010 (three months remaining)	$1,013
2011	3,392
2012	2,852
2013	2,411
2014	1,976
Thereafter	1,139

$12,783

6. Bank Credit Facility
The Company has a credit facility with a commercial bank. The credit facility consists of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. Borrowings under the credit facility are secured by all of the Company’s assets and mature on June 30, 2012 and June 30, 2015, respectively.
As of September 30, 2010 and December 31, 2009, there were no borrowings under the credit facility. However, the Company is subject to certain financial and non-financial covenants under the credit facility with the bank and the Company was in compliance with these covenants as of September 30, 2010.
7. Income Taxes
On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate. As the fiscal year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three and nine months ended September 30, 2010 were 41% and 36%, respectively. The effective tax rates for the three and nine months ended September 30, 2009 were 24% and 28%, respectively.
The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes in the statements of operations in any future periods in which the Company must record such a liability. Since the Company has not recorded a liability at September 30, 2010, there was no impact on the Company’s effective tax rate.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
8. Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to FASB ASC Topic 718, Stock Compensation, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the nine months ended September 30, 2010 and 2009 includes incremental share-based compensation expense classified as follows:

	For the three		For the nine
	months ended		months ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Cost of sales	$90	$113	$278	$311
Marketing and selling	151	161	526	451
General and administrative	533	493	1,764	1,540
Research and development	208	179	625	478

Stock-based compensation	$982	$946	$3,193	$2,780

Stock Options
The Company has a stock option plan under which the Company may grant future non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under any of the Company’s stock option plans. On July 13, 2007, the Company’s stockholders approved the adoption of the IRIS International, Inc. 2007 Stock Incentive Plan, which initially authorized the issuance of up to 1,750,000 shares of common stock pursuant to equity awards granted under the plan. On May 22, 2009, the Company’s stockholders approved an increase of 1,550,000 shares to the 2007 Stock Incentive Plan for a total of 3,300,000 authorized shares.
The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s existing stock option plans as of September 30, 2010:

	Number of Option Shares
(In thousands)				Available
Plan	Authorized	Exercised	Outstanding	for Grant
1994 Plan	700	680	20	—
1998 Plan	4,100	2,717	946	—
2007 Plan	3,300	—	1,725	947

	8,100	3,397	2,691	947

Stock option activity during the nine months ended September 30, 2010 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
(in thousands, except for per share amounts)	Shares	Share	Term	Value

Outstanding at January 1, 2010	2,205	$12.97	3.7 years	$3,445
Granted	692	$10.92
Exercised	(23)	$1.44
Canceled or expired	(183)	$13.31

Outstanding at September 30, 2010	2,691	$12.51	4.0 years	$1,164

Exercisable at September 30, 2010	1,576	$13.63	2.7 years	$1,063

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on September 30, 2010. Total intrinsic value of options exercised for the nine months ended September 30, 2010 amounted to $201,000. As of September 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options was $4,598,000, which is expected to be recognized over the remaining weighted average period of approximately 2.76 years.
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

	For the three
	months ended
	September 30,
	2010	2009

Risk free interest rate	1.46%	2.1%
Expected lives (years)	4.29	4.0
Expected volatility	56.1%	61.6%
Expected dividend yield	0%	0%
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
A summary of the Company’s unvested stock options during the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
(In thousands except for fair value per share)	Shares	Per Share

Unvested options at January 1, 2010	933	$11.26
Granted	692	$11.91
Vested	(403)	$11.40
Forfeited or expired	(107)	$7.76

Unvested options at September 30, 2010	1,115	$10.93

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
Restricted Shares
The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Restricted stock units currently vest 25% after thirteen months and 6 1/4% quarterly thereafter. However, awards to non-employee directors are immediately vested on the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the nine months ended September 30, 2010 was as follows:

		Weighted Average
		Grant Date Fair
(in thousands, except for fair value per share)	Shares	Value Per Share

Non-vested shares at January 1, 2010	248	$11.44
Granted	171	$10.94
Vested	(110)	$11.59
Forfeited	(20)	$11.75

Non-vested shares at September 30, 2010	289	$11.07

Fair value of the Company’s restricted shares is based on the Company’s closing stock price on the date of grant. As of September 30, 2010, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $2,974,000 which is expected to be recognized over the remaining weighted average period of approximately 1.4 years.
9. Common Stock Repurchase Plan
On August 17, 2010, the Company’s board of directors authorized a share repurchase and retirement plan of up to $10 million of the Company’s common stock over a 12-month period. During the three months and nine months ended September 30, 2010, the Company repurchased 175,196 shares of common stock at an average price per share of approximately $9.13, for an aggregate amount of approximately $1.6 million.
Subsequent to September 30, 2010 and through November 2, 2010, the Company repurchased an additional 154,400 shares of common stock for approximately $1.4 million.
10. Shareholders’ Rights Plan
On September 24, 2010, the Company’s board of directors adopted a shareholders’ rights plan under which each holder of a share of common stock also has one right to purchase one one-thousandth of a newly created Series A preferred share at $100 per one one-thousandth of a share.
The rights are not presently exercisable. Upon the occurrence of certain “flip-in” events, each right becomes exercisable which then entitles its holder to receive the number of Series A preferred shares having an aggregate per share market value price equal to two times the purchase price. Upon certain “flip-over” events, each right when exercised entitles its holder to receive equity securities of the acquiring company having a value equal to two times the purchase price. A flip-in event includes the acquisition by a person or group (an “acquiring person”) of 20 percent or more of the Company’s common stock. Rights held by an acquiring person are void. The Company may redeem the rights for $0.001 per right and may amend the rights under the plan at any time prior to a triggering event. The rights expire on September 24, 2020.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
11. Contingencies
Litigation
From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Guarantees
The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is not material. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2010 or December 31, 2009.
12. Segments and Geographic Information
The Company’s operations are organized on the basis of products and related services and under FASB ASC Topic 280, Segment Reporting, the Company operates in three segments: (1) Iris Diagnostics Division (IDD), (2) Sample Processing and (3) Personalized Medicine.
The IDD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of consumables and services necessary for the operation of installed urinalysis workstations. In the United States, these products are mostly sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France, Germany, United Kingdom and Puerto Rico.
The Sample Processing segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology, urinalysis and DNA processing. These products are sold worldwide through distributors.
The Personalized Medicine segment operates a CLIA-certified laboratory focused on oncology and molecular diagnostics services in personalized medicine. This segment also includes the research and development operations of Iris Molecular Diagnostics, or IMD.
The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The tables below present information about reported segments for the three and nine months ended September 30, 2010 and 2009:

				Unallocated
		Sample	Personalized	Corporate
(In thousands)	IDD	Processing	Medicine	Expenses	Total

For the three months ended September 30, 2010
Revenues	$22,364	$3,335	$27	$—	$25,726
Gross profit	11,492	1,814	(147)	—	13,159

Marketing and selling	4,166	338	452	—	4,956
General and administrative	1,582	370	657	1,593	4,202
Research and development, net	2,228	186	1,191	—	3,605

Total operating expenses	7,976	894	2,300	1,593	12,763

Operating income	3,516	920	(2,447)	(1,593)	396

Interest income	81	6	—	241	328
Interest expense	—	—	—	(2)	(2)
Depreciation and amortization	968	43	91	2	1,104
Segment pre-tax income (loss)	4,689	900	(2,783)	(1,228)	1,578
Segment assets	77,538	12,021	10,727	6,760	107,046
Investment in long-lived assets	25,761	433	10,481	—	36,675

For the three months ended September 30, 2009
Revenues	$18,390	$3,796	$—	$—	$22,186
Gross profit	10,064	2,118	—	—	12,182

Marketing and selling	3,561	271	—	—	3,832
General and administrative	1,196	342	—	1,627	3,165
Research and development, net	1,496	239	1,135	—	2,870

Total operating expenses	6,253	852	1,135	1,627	9,867

Operating income	3,811	1,266	(1,135)	(1,627)	2,315

Interest income	9	5	—	201	215
Interest expense	—	—	—	(3)	(3)
Depreciation and amortization	854	67	—	5	926
Segment pre-tax income (loss)	3,803	1,246	(1,135)	(1,388)	2,526
Segment assets	57,574	26,711	4,239	4,929	93,453
Investment in long-lived assets	21,383	387	4,217	—	25,987

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

				Unallocated
		Sample	Personalized	Corporate
(In thousands)	IDD	Processing	Medicine	Expenses	Total

For the nine months ended September 30, 2010
Revenues	$67,381	$10,986	$27	$—	$78,394
Gross profit	35,019	6,036	(147)	—	40,908

Marketing and selling	12,684	921	547	—	14,152
General and administrative	4,625	1,132	898	5,907	12,562
Research and development, net	6,686	504	3,948	—	11,138

Total operating expenses	23,995	2,557	5,393	5,907	37,852

Operating income	11,024	3,479	(5,540)	(5,907)	3,056

Interest income	119	23	—	702	844
Interest expense	—	—	—	(7)	(7)
Depreciation and amortization	2,716	137	221	10	3,084
Segment pre-tax income (loss)	11,204	3,425	(5,540)	(5,013)	4,076
Segment assets	77,538	12,021	10,727	6,760	107,046
Investment in long-lived assets	25,761	433	10,481	—	36,675

For the nine months ended September 30, 2009
Revenues	$55,430	$10,673	$—	$—	$66,103
Gross profit	29,625	5,585	—	—	35,210

Marketing and selling	10,865	799	—	—	11,664
General and administrative	3,678	984	—	5,027	9,689
Research and development, net	4,620	681	3,248	—	8,549

Total operating expenses	19,163	2,464	3,248	5,027	29,902

Operating income	10,462	3,121	(3,248)	(5,027)	5,308

Interest income	18	20	—	602	640
Interest expense	—	—	—	(10)	(10)
Depreciation and amortization	2,393	201	—	12	2,606
Segment pre-tax income (loss)	10,440	3,076	(3,248)	(4,310)	5,958
Segment assets	57,574	26,711	4,239	4,929	93,453
Investment in long-lived assets	21,383	387	4,217	—	25,987
The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $26.3 million and $22.2 million during the nine months ended September 30, 2010 and 2009, respectively. Sales to international customers amounted to approximately $8.5 million and $7.5 million during the three months ended September 30, 2010 and 2009, respectively. Personalized medicine services are performed in the United States.
Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.
13. Subsequent Events
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
Overview
IRIS International, Inc. consists of three operating units in three business segments as determined in accordance with FASB ASC Topic 280, Segment Reporting. Our in-vitro diagnostics segment also called Iris Diagnostics Division (“IDD”), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing. With the acquisition of our CLIA laboratory in July 2010, we have created a Personalized Medicine segment combining the research and development operations of our Iris Molecular Diagnostics subsidiary and Arista Labs, Inc. (“Arista”). Under this new segment we consolidate all operations for the development and commercialization of cancer diagnostic testing services and related products.
Our core business is in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with more than 2,900 iQ microscopy analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of instruments, consumables and service and sample processing instruments and supplies. Revenues from instruments include global sales of urine microscopy analyzers and sales of chemistry analyzers manufactured by us and a urine chemistry analyzer, the AUTION MAX AX-4280, sourced from a Japanese manufacturer for the U.S. market only. We have secured sufficient inventory of the AUTION MAX AX-4280 to cover our estimated U.S. sales of fully automated chemistry analyzers through the end of 2010. We initiated international sales of the iChem®VELOCITY™, our proprietary fully-automated chemistry analyzer in September 2008 and have sold over 300 units to date. Sales of this instrument in the United States will be initiated upon us attaining U.S. Food and Drug Administration (FDA) clearance of our 510(k) application submitted on June 30, 2010. Our consumables offering includes products such as chemical reagents, urine test strips, calibrators and controls. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty, and spare parts purchased by international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Consumable and service revenue should continue to expand as the installed base of related instruments increases. Revenue is also generated from sales of Sample Processing instruments and related supplies and consumables, which primarily consists of centrifuge systems, DNA processing workstations and blood analysis products.
In the United States, France, Germany, United Kingdom and Puerto Rico sales of our urinalysis systems are direct to the end-user through our sales force. All other international sales are through independent distributors. In January 2010, we completed the purchase of certain European assets relating to the distribution of products in the United Kingdom, Ireland and Germany. The assets purchased consisted primarily of installed instruments leased to customers, the related lease agreements and service contracts. We paid $660,000 for these assets and recorded them within property and equipment. Our incremental revenue relating to the acquired distributor’s business was $600,000 and $1,614,000 for the three and nine months ended September 30, 2010. International sales represented 34% of consolidated revenues during the nine month periods ended September 30, 2010 and 2009. Since the majority of international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales and marketing costs for such sales. Our Sample Processing products are sold worldwide primarily through distributors and OEM partners.

We are developing a prostate cancer prognostic diagnostic test, called NADiA ProsVue, to monitor levels of PSA, that presently are undetectable with current testing methods, in men with prostate cancer who have undergone radical prostatectomy, or removal of the prostate gland. We met with the FDA on several occasions to review our NADiA ProsVue Pre-Investigational Device Exemption (Pre-IDE) submission and reached an agreement in principle on the product claim and clinical end points to be used in a large clinical study. We conducted a multi-center retrospective clinical study consisting of approximately 300 patients with serially collected blood samples, retained over an eight year period and we believe the study data meets the pre-established primary and secondary end points. On April 28, 2010, we submitted our NADiA ProsVue 510(k) pre-market notification application to the FDA requesting clearance of a prognostic claim. In June 2010, we received a letter from the FDA requesting additional information on this matter. We have responded to the FDA’s additional information inquiry and met with the FDA in November 2010. At this meeting the FDA again requested additional information, which we expect to provide by year end.
On July 28, 2010, we acquired Arista Labs, Inc., a state-of-the—art high complexity CLIA-certified laboratory focused on oncology testing services for an amount in cash equal to $4.7 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through December 2013. Arista offers differentiated, high value molecular diagnostic services in personalized medicine. This acquisition strategically provides a direct commercial channel for our NADiA® ultra-sensitive nucleic acid detection immunoassay platform, beginning with NADiA ProsVue and provides better control over all aspects of the commercial operations. In addition, we believe the laboratory should accelerate the development efforts of the current NADiA product pipeline.
Since the acquisition, the laboratory’s sales and marketing team has expanded to ten professionals. In addition, Arista is planning to expand its test menu with additional molecular panels, flow cytometry for detection and monitoring of leukemia and lymphoma, (F)ISH testing and proprietary new tests based on the NADIA technology platform.
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

	Three months ended				Nine months ended
	September 30,				September 30,
(in thousands)	2010		2009		2010		2009
Revenues
IDD instruments	$6,806	27%	$5,136	23%	$22,107	28%	$16,772	25%
IDD consumables and service	15,558	60%	13,254	60%	45,274	58%	38,658	59%
Sample Processing instruments and supplies	3,335	13%	3,796	17%	10,986	14%	10,673	16%
Personalized medicine	27	0%	—	0%	27	0%	—	0%

Total revenues	25,726	100%	22,186	100%	78,394	100%	66,103	100%

Gross profit (1)
IDD instruments	2,359	35%	1,765	34%	7,913	36%	6,116	36%
IDD consumables and service	9,133	59%	8,299	63%	27,106	60%	23,510	61%
Sample Processing instruments and supplies	1,814	54%	2,118	56%	6,036	55%	5,584	52%
Personalized medicine	(147)	nm	—	0%	(147)	nm	—	0%

Gross profit	13,159	51%	12,182	55%	40,908	52%	35,210	53%

Operating expenses
Marketing and selling	4,956	19%	3,832	17%	14,152	18%	11,664	18%
General and administrative	4,202	16%	3,165	14%	12,562	16%	9,689	15%
Research and development, net	3,605	14%	2,870	13%	11,138	14%	8,549	13%

Total operating expenses	12,763	50%	9,867	44%	37,852	48%	29,902	45%

Operating income	396	2%	2,315	10%	3,056	4%	5,308	8%
Other (expense) income	1,182	5%	211	1%	1,020	1%	650	1%

Income before provision for income taxes	1,578	6%	2,526	11%	4,076	5%	5,958	9%
Provision for income taxes (2)	654	41%	610	24%	1,486	36%	1,639	28%

Net income	$924	4%	$1,916	9%	$2,590	3%	$4,319	7%

(1)	Gross profit margin percentages are based on the related sales of each category.

(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.
Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009
Consolidated revenues for the third quarter of 2010 increased 16% to $25.7 million as compared to $22.2 million in the prior year period. IDD urinalysis segment revenues increased 22% to $22.4 million in the third quarter of 2010 as compared to $18.4 million in the prior year quarter. The current year quarter IDD revenues include approximately $600,000 incremental revenue related to the acquisition of the European distributor operations earlier this year. IDD instruments revenues increased 33% to $6.8 million in the third quarter of 2010 as compared to $5.1 million in the prior year quarter. The continued increase in IDD instrument sales is primarily driven by strong domestic sales versus a year ago period due to new marketing and sales initiatives and improvement in the U.S. medical capital equipment market environment.

IDD consumables and service revenues increased 17% to a record $15.6 million in the third quarter of 2010 as compared to $13.3 million in the prior year quarter. This continued increase is primarily driven by the larger installed base of instruments both domestically and internationally and increased sales of iChemVELOCITY test strips due to increased placements of our iChemVELOCITY analyzer in the international market.
Revenues from Sample Processing instruments and supplies decreased 12% to $3.3 million in the third quarter of 2010 as compared to $3.8 million in the prior year quarter, due to the lower demand from some of our OEM partners.
Personalized Medicine service revenues in the third quarter of 2010 totaled $27,000. This is the first quarter in which we recognized revenues related to our acquisition of Arista.
Overall gross profit margin was 51% in the third quarter of 2010 compared to 55% in the prior year quarter, primarily the result of the negative effect of foreign currency fluctuations, increased costs relating to our start up of direct commercial operations in Europe, as well as lower volume at our Sample Processing division.
The gross profit margin of our IDD instruments was 35% in the third quarter of 2010 compared to 34% in the prior year quarter. Instruments gross margins were favorably affected by higher instrument volume and a greater mix of direct domestic sales versus international sales through distributors, partially offset by increased costs from foreign sourced products due to the weakening of the U.S. dollar.
The gross profit margin of our IDD consumables and services was 59% in the third quarter of 2010 as compared to 63% in the prior year quarter, primarily resulting from increased costs from foreign sourced products due to the weaker U.S. dollar as well as an increase in service costs related to our direct commercial operations in the United Kingdom and Germany. In addition, the prior year period benefited from cost reductions in our service area.
Gross profit margin for our Sample Processing segment decreased to 54% in the third quarter of 2010, as compared to 56% in the prior year period, due primarily to a decrease in volume.
Marketing and selling expenses increased to $5.0 million, or 19% of revenues, in the third quarter of 2010 as compared to $3.8 million, or 17% of revenues, for the third quarter 2009. The increase primarily results from $452,000 of expenses related to the newly acquired Arista operations, additional personnel and related costs of $530,000 related to our new direct sales operations in the United Kingdom and Germany and higher commissions and GPO fees of $227,000 resulting from increased revenues.
General and administrative expenses increased to $4.2 million, or 16% of revenues, in the third quarter of 2010 as compared to $3.2 million, or 14% of revenues, in the third quarter of 2009. The increase primarily relates to $65,000 and $592,000 in acquisition and operating expenses, respectively, relating to the Arista acquisition, $249,000 in personnel and related costs from additions in information technology, quality assurance and regulatory affairs, and $222,000 in recruiting and relocation expenses.
Research and development expenses increased to $3.6 million, or 14% of revenues in the third quarter of 2010 as compared to $2.9 million, or 13% of revenues in the third quarter of 2009. The increase is primarily attributable to $346,000 in clinical product development, research materials and consulting, and an increase in personnel and related costs of $387,000. These incremental expenses are primarily related to the submission of a new 510(k) for the iChemVELOCITY and the development of our 3GEMS Urinalysis and Hematology platforms.

Unfavorable foreign currency fluctuations negatively impacted the 2010 third quarter operating results by $210,000, net, related to foreign sourced products and our foreign direct sales operations, which amounts is reflected in revenues, cost of goods sold and operating expenses.
Interest income increased in the third quarter of 2010 to $328,000 from $215,000 for the third quarter of 2009, due primarily to higher average cash balances during the period and an increase in sales type leases.
Foreign exchange gains and other totaled $856,000 for the third quarter of 2010 and primarily resulting from the effect of favorable foreign currency fluctuations on U.S. dollar denominated intercompany balances.
Income tax expense for the third quarter of 2010 increased to 41% of pre-tax income as compared to 24% of pre-tax income for the prior year period primarily due to the research and development tax credits not being extended this year for federal income tax purposes and a favorable change in estimated available research and development tax credits recorded in the prior year quarter.
Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009
Consolidated revenues for the first nine months of 2010 increased 19% to $78.4 million as compared to $66.1 million in the prior year period. IDD urinalysis segment revenues increased 22% to $67.4 million in the first nine months of 2010 as compared to $55.4 million in the prior year period. The current year-to-date IDD revenues include approximately $1.6 million incremental revenue related to the acquisition of the European distributor operations earlier this year. IDD instruments revenues increased 32% to $22.1 million as compared to $16.8 million during the prior year period. The increase in IDD instrument sales is primarily driven by stronger international and domestic sales as compared to the prior year due to new marketing and sale initiatives and the improvement in the global hospital spending environment.
IDD consumables and service revenue increased 17% to $45.3 million in the first nine months of 2010 as compared to $38.7 million in the prior year period. This increase is primarily driven by the larger installed base of instruments both domestically and internationally and higher sales of iChemVELOCITY strips due to increased placements of our iChemVELOCITY analyzer in the international market.
Revenues for our Sample Processing segment increased 3% to $11.0 million in the first nine months of 2010 as compared to $10.7 million in the prior year period. The increase is primarily attributable to higher instrument and service parts sales partially offset by lower consumable sales from some of our OEM partners.
Personalized Medicine revenues in the first nine months of 2010 totaled $27,000 and resulted from our acquisition of Arista.
Overall gross profit margins for the first nine months of 2010 decreased to 52% as compared to 53% for the prior year period.
The gross profit margin of our IDD instruments remained at 36% for the first nine months of 2010 as compared to the prior year period. Instrument gross margins were favorably affected by higher instrument volume and a greater mix of direct domestic sales versus international sales through distributors, partially offset by increased costs from foreign sourced products due to the weakening of the U.S. dollar.

The gross profit margin of our IDD consumables and services totaled 60% during the first nine months of 2010, as compared to 61% during the prior year period, primarily resulting from increased costs of foreign sourced products due to the weaker U.S. dollar as well as an increase in service costs related to our direct commercial operations in the United Kingdom and Germany, partially offset by the favorable impact of increased revenues.
Gross profit margin for our Sample Processing instrument and supplies segment increased to 55% for the first nine months of 2010 as compared to 52% for the prior year period, primarily due to increased revenue from higher margin service parts as well as cost savings from the implementation of lean manufacturing initiatives.
Marketing and selling expenses totaled $14.2 million, or 18% of revenue, for the first nine months of 2010, as compared to $11.7 million, or 18% of revenue, for the prior year period. The increase primarily results from $547,000 of expenses related to the newly acquired Arista operations, $1.4 million in additional personnel and related expenses from the initiation of direct sales in the United Kingdom and Germany in order to support the long-term commercial strategy of our international business, and $501,000 of increased commissions and GPO fees on higher sales.
General and administrative expenses increased for the first nine months of 2010 to $12.6 million, or 16% of revenue, as compared to $9.7 million for the prior year period, or 15% of revenue. The increase primarily relates to $291,000 and $607,000 in acquisition and operating expenses, respectively relating to the Arista acquisition, $381,000 of CFO severance and related transition expenses, $1.1 million of personnel and related costs from additions in information technology, quality assurance and regulatory affairs, and $475,000 of recruiting and relocation expenses.
Research and development expense amounted to $11.1 million, or 14% of revenue, for the first nine months 2010, as compared to $8.5 million, or 13% of revenue, in the prior year period. The increase was primarily attributable to $1.2 million in clinical product development, research materials and consulting and increases in personnel and related costs of $1.2 million The increased expenses primarily relate to the submission of a new 510(k)s for the iChemVELOCITY and our NADiA platform and the simultaneous development of our 3GEMS Urinalysis and Hematology platforms.
Unfavorable foreign currency fluctuations negatively impacted the 2010 year-to-date operating results by $520,000, net, related to foreign sourced products and our foreign direct sales operations, which amounts is reflected in revenues, cost of goods sold and operating expenses.
Interest income increased for the first nine months of 2010 to $844,000 from $641,000 in the prior year period, primarily due to higher average cash balances and an increase in sales type leases.
Foreign exchange gains and other totaled $182,000 in the first nine months of 2010 and relate primarily to realized favorable foreign currency transactions.
Income tax expense during the first nine months of 2010 increased to 36% of pre-tax income as compared to 28% of pre-tax income for the prior year period primarily due to the research and development tax credits not being extended for federal income tax purposes and a favorable change in estimated available research and development tax credits recorded in the prior year period.

Liquidity and Capital Resources
Our primary source of liquidity is cash from operations, which depends heavily on sales of our IDD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At September 30, 2010, our cash and cash equivalents amounted to $31.1 million compared to $34.3 million at December 31, 2009.
Adverse global macroeconomic forces have been impacting our selling markets and the credit markets of our customers and distributors. Although we have experienced a recovery in medical capital equipment sales, we continue to face the following challenges: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars, and an increase in requests for quotes for operating leases. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, and/or could lead to installment cash collections that would affect our liquidity and capital resources.
Operating Cash Flows. Cash provided by operations for the first nine months of 2010 decreased to $6.8 million, as compared to cash provided by operations of $9.6 million for the prior year period. The decrease primarily results from lower net income of $1.7 million and the decrease of $660,000 in tax benefit from stock option exercises. As of September 30, 2010, the number of days sales in accounts receivable decreased to 66 days compared to 68 days for the first nine months of the prior year. The number of days sales in accounts receivable varies and may increase with the longer payment terms to our international distributors and end users.
Investing Activities. Cash used by investing activities totaled $7.9 million during the nine months ended September 30, 2010, a $7.1 million increase as compared to the nine months ended September 30, 2009, due primarily to the acquisition of Arista for $4.6 million and the purchase of assets from a European distributor for $660,000, and the $2.2 million sale of marketable securities in the first nine months of 2009 which did not occur in the 2010 period.
Financing Activities. Cash used in financing activities totaled $1.7 million during the first nine months of 2010, a $786,000 million decrease from the prior year period, primarily the result of an $848,000 decrease in repurchases of common stock and lower tax expense from stock option exercises.
We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of September 30, 2010, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of September 30, 2010, we were in compliance with these covenants.
In August 2010, our board of directors authorized a stock repurchase plan which resulted in our purchasing of an aggregate of 175,196 shares of our common stock for approximately $1.6 million during the third quarter of 2010. The remainder of the common stock repurchased in 2010 relates to the withholding of common shares for payment of personal income taxes upon vesting of restricted stock grants.
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

Off-Balance Sheet Arrangements
At September 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which amends ASC Topic 310, Receivables. ASU 2010-20 requires disclosures about the nature of the credit risk in an entity’s financing receivables, how that risk is incorporated into the allowance for credit losses, and the reasons for any changes in the allowance. Disclosure is required to be disaggregated, primarily at the level at which an entity calculates its allowance for credit losses.
ASU 2010-20 is applicable to both private and public companies, and will affect any entity that has financing receivables on its balance sheet, not including short-term trade accounts receivable. Public entities must apply the disclosure requirements applicable to period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010 (December 31, 2010 for a calendar year-end entity). We are currently evaluating both the timing and the impact of the adoption of the ASU on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at September 30, 2010, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and, on occasion, other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

Foreign Currencies
We conduct business in certain foreign markets, primarily in the European Union and Asia. Our primary exposure to foreign currency risk relates to our foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound and that have U.S. dollar denominated intercompany balances. We are subject to certain foreign currency risks in the importation of goods from Japan and as a result of commercial operations in Europe and Asia. Our purchases from a major Japanese supplier are denominated in Japanese Yen. These components represent a significant portion of our material costs. All of our sales are denominated in U.S. Dollars with the exception of France, Germany, United Kingdom and Ireland, where sales are denominated in Euros and British Pound. Fluctuations in the U.S. Dollar exchange rate for Japanese Yen, Euro and British Pound could result in increased costs for our key components and increased costs for commercial operations in Europe.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1A. Risk Factors
This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, supplemented by the following additional risk factors relating to our recently acquired Arista laboratory business.
Risks Related to Our Laboratory Business
Changes in healthcare laws, regulations or policies, or third-party payor policies could affect coverage or reimbursement for our specialized laboratory tests and adversely affect our financial results.
Government payors, including Medicare and Medicaid and third-party payors, such as insurance companies, have historically implemented measures to control the cost, utilization and delivery of healthcare services. In the past, Congress has implemented changes to healthcare laws, which have resulted in amendments to the Medicare fee schedule, new administrative requirements and added costs for healthcare service providers. In the future, additional Congressional intervention may results in further reductions of reimbursement rates and additional costs to operate clinical laboratories like Arista. These changes have, and in the future may have, adversely affected coverage for the specialized tests that we offer.
Any changes to the current healthcare laws and regulations may necessitate a change to our business model.
The clinical laboratory industry is a highly regulated industry. Our clinical laboratory is subject to numerous federal and state laws and regulations, including with respect to anti-kickback, billing and claims, privacy, security and electronic transactions (including HIPAA), and the regulation of laboratories, including CLIA. While we believe that we are currently in compliance with all of these laws and regulations, they may be, or the way the courts interpret these laws and regulations, may be, changed or amended at anytime. Any such changes may necessitate a change to our business model, which may adversely affect our business, prospects and the results of our operations.
We may incur substantial penalties including fines or possible debarment from Medicare or Medicaid if we violate certain government payor laws and regulations.
We are required to comply with a number of different government regulations relating to billing practices and relationships with physicians and hospitals. Violations of these regulations can lead to civil penalties, criminal liability and possible disbarment from participation in Medicare and Medicaid. If we were ever determined to be in violation of these regulations our relationship with many of our clients would be severely affected and we could face a material adverse effect to our financial condition or results of operations.

Our laboratory business may be harmed if we are unable to comply with certain healthcare related laws and regulations, including the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (collectively, CLIA).
Arista is regulated and licensed by a number of federal and state statutes and regulations, including CLIA. If a clinical laboratory fails to comply with CLIA requirement or state healthcare and licensing laws and regulations, it can have its license suspended or revoked. At this time we believe that we comply with these laws and regulations. If these laws or regulations are amended, we may have to change the manner in which we conduct our laboratory business, which could lead to additional expenses in running our laboratory business. If we are unable to properly comply with these changes, we could have our licenses suspended or revoked, which would adversely affect our laboratory operations.
We face possible litigation, penalties and damage to our reputation with payors, physicians and patients if we are unable to properly protect customer-related information.
Arista receives a variety of personal information about our customers. We believe that we have a strong security system in place and that we comply with all federal and state laws and regulations relating to the protection of personal information (including HIPAA). However, if there was a breach of our security system or we inadvertently released protected patient information, we face possible monetary fines, litigation and damage to our reputation.
We face possible litigation, penalties and medical malpractice for errors in laboratory testing results.
Arista utilizes the best practices in quality assurance to avoid and prevent errors in test results. However, if the laboratory produces an inadvertent erroneous result, this can adversely affect a patient’s diagnosis and treatment and may result in medical malpractice litigation for which fines and damages can be substantial and could exceed the limits of our medical malpractice insurance coverage, causing substantial damage to the our financial condition.
The nature of the testing performed in our laboratory is complex and often depends on our ability to obtain specialized reagents from a sole source provider. Any disruption of supply, or discontinuance of products by a sole source may severely impact Arista’s ability to provide testing services.
Many of the tests performed by our laboratory are not commercially available and are laboratory-developed tests (LDT). Often LDT’s rely on specialized reagents or products that are supplied by a single source. Any disruption in our ability to obtain these specialized reagents may result in the laboratory’s inability to continue to perform such testing, or may require that the laboratory change its testing protocol to perform the testing using a different reagent. In either case, this can severely affect our financial performance or harm our relationship with our customers.
Federal, state and CLIA regulations define certain personnel standards that our laboratory must adhere to, including education, background and experience requirements. Our ability to attract, hire and maintain critical personnel may limit the testing our laboratory can perform.
The laboratory relies on its ability to attract, hire and keep certain critical personnel such as Medical Directors and Pathologists, and licensed laboratory personnel who have appropriate advanced degrees and years of experience necessary to satisfy CLIA requirements and certain state requirements. If the laboratory cannot attract, hire and maintain these critical employees, then the laboratory’s ability to perform certain testing may be severely limited. This can damage the laboratory’s reputation with its customers and severely impact our financial performance.

The laboratory industry is highly competitive and many other laboratories offer the same testing that our laboratory offers. Our ability to discriminate our laboratory in a cluttered marketplace may limit our ability to attract and maintain customers and will have a material adverse effect on our financial performance.
There are many competitors currently offering the same menu of testing and in some cases a larger menu of tests than Arista. Our ability to distinguish our laboratory from our competitors is critical to our financial performance.
We have a limited operating history in our laboratory business and have experienced operating losses making it difficult to evaluate whether we will operate profitably.
Arista was recently formed. Arista was established in March 2008 and commenced operation of its clinical laboratory business in November of 2008. Arista began testing services in August 2009 upon receiving its CLIA license. Because Arista only recently commenced its principal operations, we do not have a meaningful historical record of sales and revenues nor an established business track record. While we believe that we have the opportunity to be successful in the specialized, cancer-focused molecular diagnostics segment of the clinical laboratory industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from the sale of Arista’s products and services.
Unanticipated problems, expenses and delays are frequently encountered in increasing marketing and sales efforts and developing new products, especially in the current stages of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other matters, successfully market and sell our services to medical providers.
Given the limited operating history of Arista, lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of our goals and develop a sufficiently large customer base to be profitable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 17, 2010, our board of directors authorized a share repurchase and retirement plan of up to $10 million of our common stock over a 12-month period. During the three months ended September 30, 2010, we repurchased 175,196 shares of common stock at an average price per share of approximately $9.13, for an aggregate amount of approximately $1.6 million. As of September 30, 2010, we may repurchase an additional $8.4 million of our common stock before expiration of the 2010 share repurchase plan in August 2011.

Item 6. Exhibits

Exhibit			Reference
Number		Description	Document

2.1		Merger Agreement, dated July 26, 2010, by and among Iris International, Inc., AlliedPath Inc., and API Acquisition Corp. In accordance with Item 601(b)(2) of Regulation S-X, the disclosure schedules to the Merger Agreement have not been filed. The Merger Agreement contains a list briefly identifying the contents of all omitted disclosure schedules and Iris International, Inc. hereby agrees to furnish a supplemental copy of any omitted disclosure schedule to the Securities and Exchange Commission upon request.	(1)

4.1		Rights Agreement, dated as of September 24, 2010, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, the Form of Rights Certificate, and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits A, B and C, respectively.	(2)

10.1	†	Employment Agreement, dated July 28, 2010, by and between Iris International, Inc. and Vance Randal White.	(3)

10.2	†	Employment Agreement, dated July 28, 2010, by and between Iris International, Inc. and Philip Ginsburg.	(4)

10.3		Change in Terms Agreement, dated August 31, 2010, by and between IRIS International, Inc. and California Bank & Trust.	(5)

10.4		Commercial Guaranty, dated August 31, 2010, by IRIS Molecular Diagnostics, Inc.	(6)

10.5		Commercial Security Agreement, dated August 31, 2010, by and among IRIS Molecular Diagnostics, Inc., IRIS International, Inc. and California Bank & Trust.	(7)

10.6	†	Third Amendment to Key Employee Agreement for Cesar M. Garcia effective May 14, 2010 between IRIS International, Inc. and Cesar M. Garcia.	(8)

10.7	†	Amendment to Key Employee Agreement for Robert Mello, effective May 14, 2010 between IRIS International, Inc. and Robert Mello.	(9)

10.8	†	Amendment to Key Employee Agreement for Thomas Warekois, effective May 14, 2010 between IRIS International, Inc. and Thomas Warekois.	(10)

10.9	†	Amendment to Key Employee Agreement for John Yi, effective May 14, 2010 between IRIS International, Inc. and John Yi.	(11)

10.10	†	Key Employee Agreement for Thomas H. Adams, PhD, dated September 2, 2010 between IRIS International, Inc. and Thomas H. Adams, Ph.D.	(12)

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

Exhibit		Reference
Number	Description	Document

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

*	Filed herewith

†	Consists of a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on July 30, 2010.

(2)	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on September 29, 2010.

(3)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 30, 2010.

(4)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on July 30, 2010.

(5)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 2, 2010.

(6)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 2, 2010.

(7)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 2, 2010.

(8)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on September 7, 2010.

(9)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on September 7, 2010.

(10)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the SEC on September 7, 2010.

(11)	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the SEC on September 7, 2010.

(12)	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the SEC on September 7, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2010	IRIS INTERNATIONAL, INC.
	By:	/s/ César M. García
César M. García
Chairman, President and Chief Executive Officer

	By:	/s/ Martin S. McDermut
Martin S. McDermut
Acting Chief Financial Officer