Form 10-Q
period 2011-03-31
IRIS INTERNATIONAL INC
filed 2011-05-10
CIK 319240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 3, 2011, the issuer had 17,797,114 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.
INDEX TO FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
IRIS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,602	$25,531
Accounts receivable, net of allowance for doubtful accounts and sales returns of $440 and $453	20,991	20,733
Inventories	11,548	10,310
Prepaid expenses and other current assets	1,739	1,661
Investment in sales-type leases, current portion	3,677	3,578
Deferred tax asset	3,862	3,135

Total current assets	66,419	64,948

Property and equipment, net of accumulated depreciation of $15,298 and $14,491	13,862	12,035
Goodwill	3,911	3,957
Intangible assets, net of accumulated amortization of $614 and $529	9,172	9,345
Software development costs, net of accumulated amortization of $4,433 and $4,226	2,474	2,637
Deferred tax asset	1,697	2,615
Investment in sales-type leases, non-current portion	10,171	10,002
Other assets	1,152	1,070

Total assets	$108,858	$106,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,111	$5,795
Accrued expenses	7,539	7,513
Deferred service contract revenue, current portion	3,238	3,205

Total current liabilities	18,888	16,513
Deferred service contract revenue, non-current portion	66	71
Other long term liabilities	146	1,374

Total liabilities	$19,100	$17,958
Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value; authorized: 50 million shares; issued and outstanding: 17,796 shares and 17,791 shares	178	178
Preferred Stock, $.01 par value; authorized 1.0 million shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	90,338	89,703
Other comprehensive income	89	140
Accumulated deficit	(847)	(1,370)

Total shareholders’ equity	89,758	88,651

Total liabilities and shareholders’ equity	$108,858	$106,609

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited — in thousands, except for per share data)

	For the three months
	ended March 31,
	2011	2010
Revenues
IDD instruments	$6,538	$7,889
IDD consumables and service	16,744	14,391
Sample processing instruments and supplies	3,594	3,700
Personalized medicine services	63	—

Total revenues	26,939	25,980

Cost of Revenue
IDD instruments	4,265	5,068
IDD consumables and service	7,375	5,955
Sample processing instruments and supplies	1,670	1,703
Personalized medicine services	522	—

Total cost of goods sold	13,832	12,726

Gross profit	13,107	13,254

Marketing and selling	5,970	4,427
General and administrative	4,802	3,737
Research and development, net	3,635	3,688
Gain on revaluation of contingent consideration	(1,225)	—

Total operating expenses	13,182	11,852

Operating income (loss)	(75)	1,402

Other income (expense):
Interest income	277	237
Interest expense	(2)	(3)
Other income (expense)	385	(57)

Income before provision for income taxes	585	1,579

Provision for income taxes	62	537

Net income	$523	$1,042

Net income per share — basic	$0.03	$0.06

Net income per share — diluted	$0.03	$0.06

Weighted average common shares outstanding — basic	17,717	17,891

Weighted average common shares outstanding — diluted	17,812	18,025

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited — in thousands)

	For the three months
	ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$523	$1,042
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	48	—
Gain on foreign currency remeasurement of intercompany balances	(389)	—
Gain on revaluation of contingent consideration	(1,225)	—
Deferred taxes	(66)	—
Tax benefit from stock option exercises	(3)	—
Depreciation and amortization	1,218	1,006
Common stock and stock based compensation	1,000	1,090
Changes in operating assets and liabilities:
Accounts receivable	(137)	(1,189)
Inventories	(1,167)	(307)
Prepaid expenses and other current assets	(149)	(246)
Investment in sales-type leases	(239)	(449)
Accounts payable	2,400	1,557
Accrued expenses	(30)	730
Deferred service contract revenue	(60)	475
Other liabilities	(4)	—

Net cash provided by operating activities	1,720	3,709

Cash flows from investing activities:
Purchase of assets from European distributor	—	(671)
Refund on acquisition of business	46	—
Acquisition of property and equipment	(2,661)	(118)
Software development costs capitalized	(47)	(184)

Net cash used in investing activities	(2,662)	(973)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	2	28
Settlement on restricted stock withholding	(113)	(121)
Tax benefit from stock option exercises	3	—

Net cash used in financing activities	(108)	(93)

Effect of exchange rate changes on cash and cash equivalents	121	(386)

Net increase (decrease) in cash and cash equivalents	(929)	2,257
Cash and cash equivalents at beginning of period	25,531	34,253

Cash and cash equivalents at end of period	$24,602	$36,510

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$67	$197
Cash paid for interest	$2	$3
Supplemental schedule of non-cash financing activities:
During the three months ended March 31, 2011, the Company disposed of property and equipment with a cost and accumulated depreciation of $259 and $211, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
          IRIS International, Inc. (the “Company”) was incorporated in California in 1979 and reincorporated in 1987 in Delaware. IRIS International, Inc. consists of three operating units. The Company’s in-vitro diagnostics segment also called Iris Diagnostics Division (“IDD”), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. The Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as, equipment for fluorescent in-situ hybridization (FISH). The Personalized Medicine segment combines the research and development operations of the Company’s Iris Molecular Diagnostics and Arista Molecular, Inc. subsidiaries. Under this new segment we consolidate all operations for the development and commercialization of cancer diagnostic testing services and related products.
2. Interim Financial Reporting
          Basis of Presentation — The financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
          Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant estimates in the preparation of the consolidated financial statements relate to the assessment of the carrying allowance for doubtful accounts, inventory reserves, the useful lives, fair value and recoverability of carrying value of long-lived and intangible assets, including goodwill, unearned income on sales-type leases, estimated provisions for warranty costs, laboratory information system implementations, contingent consideration and deferred tax assets. Actual results and outcomes may differ from management’s estimates and assumptions.
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

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share for the three months ended March 31, 2011 and 2010 was 2,673,000 and 1,818,000 respectively. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	For the three months ended
	March 31,
	(in thousands)
	2011	2010
Weighted average common shares outstanding — basic	17,717	17,891
Dilutive stock options and warrants	67	102
Dilutive restricted common shares and restricted stock units	28	32

Weighted average common shares outstanding — diluted	17,812	18,025

          Foreign Currency Hedge — The Company conducts business in certain foreign markets, primarily in the European Union and Asia. To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, the Company may periodically purchase foreign currency forward contracts. The Company does not speculate in these hedging instruments in order to profit from foreign currency exchanges nor does the Company enter into trades for which there are no underlying exposures.
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
          At March 31, 2011 and 2010, the Company did not have any foreign currency forward contracts.
          Goodwill and Intangible Assets - Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Goodwill and intangible assets with indefinite lives, which consists of a CLIA license, are not amortized. Goodwill and intangible assets with indefinite lives are subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are evaluated in accordance with FASB ASC Topic 350, Intangibles- Goodwill and Other (“ASC 350”), based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value and discounted cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the three months ended March 31, 2011 and 2010, the Company did not record any impairment charges related to goodwill or intangible assets with indefinite lives.
          Intangible assets are initially measured at their fair value, determined either by the fair value of the consideration exchanged for the intangible asset, or the estimated discounted cash flows expected to be generated from the intangible asset. Intangible assets with a finite life, such as core technology, customer relationships and non-compete agreements are amortized on a straight-line basis over their estimated useful life, ranging from 3 to 20 years. Intangible assets with a finite life are evaluated for impairment using the methodology set forth in FASB ASC Topic 360, Property, Plant and Equipment. Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. During the three months ended March 31, 2011 and 2010, no intangible asset impairment was recorded.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
          Goodwill decreased $46,000 during the three months ended March 31, 2011 due to a return of purchase price from the seller of AlliedPath, Inc. (now Arista Molecular, Inc.) as a result of a settlement of claims made against funds escrowed as security for representations and warranties pursuant to the merger agreement, dated July 26, 2010. All of the goodwill balance relates to the Personalized Medicine segment.
          Foreign Currency Exchange Translation — The functional currencies of the Company’s foreign subsidiaries are primarily accounted for in their respective local currencies. The statements of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these subsidiaries are translated at period-end exchange rates, and the differences from historical exchanges rates are reflected in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses from certain intercompany transactions are recorded in foreign currency transaction gain (loss) in other income (expense). Transactions denominated in currencies other than the functional currency are recorded based on rates in effect at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses and are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. All other foreign currency gains and losses are also recorded on foreign currency transaction gain (loss) and other. The Company recognized net foreign currency transaction gain (loss) of $385,000 and $(57,000) for the three months ended March 31, 2011 and 2010, respectively. Such gains and losses were primarily attributable to volatility in the Euro and British Pound.
          Foreign currency exchange gains (losses) related to intercompany balances were recorded in the Company’s statements of operations through March 31, 2011 as they represented short-term intercompany trade payables and receivables. On March 31, 2011, a substantial portion of the Company’s intercompany balances from its European subsidiaries were converted to promissory notes that are of a long-term investment nature (settlement of these notes is not planned or anticipated in the foreseeable future). As a result, future foreign exchange gains and losses attributable to these promissory notes will recorded in stockholders’ equity as other comprehensive income (loss).

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
          Reclassifications — The Company reclassified amounts in segment and geographic information in prior periods to add the new operating segment, Personalized Medicine (which is further described in the Segments and Geographic footnote), to conform to the presentation used in the current period. The Personalized Medicine composition includes the research and development operations of Iris Molecular Diagnostics which had been included with the IDD segment in prior periods. These reclassifications had no impact on the Company’s previously reported income from operations, net income or basic or diluted earnings per share.
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
          At March 31, 2011, the amount of the Company’s cash deposited in demand deposit accounts which are fully guaranteed by the Federal Deposit Insurance Corporation was $5.2 million. The rest of the cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.
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
3. Acquisition
          On July 28, 2010, the Company acquired AlliedPath, Inc. AlliedPath is a high complexity CLIA-certified molecular pathology laboratory offering differentiated, high value molecular diagnostic services in the rapidly growing field of personalized medicine. Pursuant to the terms of the merger agreement dated July 26, 2010, the Company acquired all the issued and outstanding stock of AlliedPath for an amount in cash equal to $4.6 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through December 2013. We did not assume any outstanding options or warrants of AlliedPath in connection with the acquisition. AlliedPath is now called Arista Molecular, Inc. (“Arista”) and operates under the Personalized Medicine reporting segment of the consolidated financial statements.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
     Through the acquisition of Arista, the Company seeks to achieve the following goals:
•	to expand beyond its initial molecular pathology test menu by adding other molecular panels, flow cytometry for the detection and monitoring of leukemia and lymphoma, FISH testing, and proprietary new tests based on the Company’s NADiA technology platform;
•	to have better control of all aspects of the commercial operations of the NADiA platform, starting with NADiA ProsVue;
•	to enable the acceleration of the development efforts of the NADiA technology product pipeline; and
•	to enter the attractive personalized medicine market due to its significant growth potential.
          The aggregate consideration paid for the acquisition of Arista is as follows:

(In thousands)
Cash	$4,584
Fair value of contingent consideration	1,210

Total purchase price	$5,794

          The aggregate consideration shown above reflects a $46,000 return of purchase price recorded during the three months ended March 31, 2011 (see Note 2, Goodwill and Intangible Assets).
          The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 28, 2010.

(In thousands)
Current assets	$74
Property and equipment	523
Core technology	3,090
CLIA License	1,604
Customer relationships	6
Non-compete agreements	100
Goodwill	1,461
Other assets	31
Current liabilities	(316)
Lease obligations	(178)
Other liabilities	(61)
Deferred tax liability, net	(540)

Total purchase price	$5,794

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

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
          Subsequent changes in the fair value of the contingent consideration are recognized as a gain or loss on revaluation of contingent consideration within operating expenses in the Company’s consolidated statement of operations. The Company considers the changes in the fair value of contingent consideration obligation at each reporting date based on changes in discount rates, timing and amount of revenue estimates and changes in probability assumptions with respect to the probability of achieving the obligations. Accretion expense related to the increase in net present value of the contingent liability is included in interest expense for the period. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods. The revised forecast projected revenues are significantly below earn-out targets for all three years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease of $1.2 million from December 31, 2010 to March 31, 2011. Consequently the Company recognized a gain on revaluation of contingent consideration for the three months ended March 31, 2011.
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
          The following table summarizes unaudited pro forma financial information assuming the acquisition of Arista had occurred in the corresponding period of the fiscal year immediately preceding the acquisition. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on January 1, 2009 (the beginning of the year prior to the acquisition) and should not be taken as representative of the Company’s future consolidated results of operations or financial position.

For Three
Months Ended
March 31,
2010
(In thousands)
Revenue	$25,986
Net income	415
Net income per basic and diluted share	$0.02

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
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
          The purchase price of $3.2 million plus related asset acquisition costs of $94,000 was allocated as follows: $3.2 million to core technology, recorded in intangible assets, and $99,000 to property and equipment on the Company’s consolidated balance sheet as of March 31, 2011. The purchase price allocation was based on estimates and available information. Although BioMicro Systems built and tested a working prototype, which proved the technical feasibility of the base technology, several elements of this technology platform require continued development in order to reach salability for its stated purpose. Once development is completed, a useful life for the core technology will be determined and the core technology will be amortized over the useful life determined at that time.
4. Inventories
          Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Finished goods	$3,743	$3,423
Work-in-process	213	181
Raw materials, parts and sub-assemblies	7,592	6,706

Inventories	$11,548	$10,310

5. Sales-type Leases
          The components of net investment in sales-type leases consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Total minimum lease payments	$16,280	$16,044
Less: unearned income	(2,432)	(2,464)

Net investment in sales-type leases	13,848	13,580
Less: current portion	(3,677)	(3,578)

Net investment in sales-type leases, non-current portion	$10,171	$10,002

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
          Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years and thereafter:

(In thousands)
Year Ending December 31,
2011 (nine months remaining)	$2,941
2012	3,355
2013	2,939
2014	2,566
2015	1,742
Thereafter	305

$13,848

          Our leases are primarily to customers in the health care industry or to governments. We assess credit risk for all of our customers including those who lease equipment. Credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a quarterly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on company size, years in business, and other credit related factors (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; and iii) the customer has been in business less than three years. Our lease receivables are collateralized by the equipment’s fair value, which mitigates our credit risk. The following table presents the risk profile by creditworthiness category of our sales-type lease receivables at March 31, 2011:

(In thousands)
Low risk	$12,399
Moderate risk	752
High Risk	697

$13,848

          The balance of the allowance for uncollectible accounts for our sales-type leases was zero as of March 31, 2011. We determine the adequacy of our allowance for uncollectible accounts for sales-type leases based on an analysis of historical write-offs. There have been no write-offs of sales-type lease receivables for the three months ended March 31, 2011 or 2010. As of March 31, 2011, the amount of sales-type leases which were past due was not significant and there were no impaired sales-type leases. Accordingly, there was no material risk of default with respect to sales-type leases as of March 31, 2011.
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

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
          As of March 31, 2011 and December 31, 2010, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility with the bank and as of March 31, 2011, the Company was in compliance with these covenants.
7. Income Taxes
          On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the projected effective tax rate. As the fiscal year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three months ended March 31, 2011 and 2010 were 11% and 32%, respectively.
          The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes in the statements of operations in any future periods in which the Company must record such a liability. Since the Company has not recorded a liability at March 31, 2011, no amount of interest or penalties were recorded in the statement of financial condition or the statement of operations. Accordingly, there was no impact on the Company’s effective tax rate for such items. The Company does anticipate an increase of approximately $500,000 in its unrecognized tax benefits related to certain credit carryforwards anticipated to be generated within the next 12 months. The benefit of such items will be recorded through its statement of operations when recognized.
8. Stock-Based Compensation
          The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three months ended March 31, 2011 and 2010 includes incremental share-based compensation expense as follows:

	For the three months ended
	March 31,
	(in thousands)
	2011	2010
Cost of sales	$91	$114
Marketing and selling	158	187
General and administrative	497	565
Research and development	254	224

Stock-based compensation	$1,000	$1,090

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

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
          The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s existing stock option plans as of March 31, 2011:

	Number of Option Shares
	(In thousands)
				Available
Plan	Authorized	Exercised	Outstanding	for Grant
1994 Plan	700	680	20	—
1998 Plan	4,100	2,719	724	—
2007 Plan	3,300	—	2,091	383

	8,100	3,399	2,835	383

          Stock option activity during the three months ended March 31, 2011 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(in thousands)			(in thousands)
Outstanding at January 1, 2011	2,769	$12.26	4.8 years	$1,564
Granted	260	$9.84
Exercised	(1)	$2.00
Canceled or expired	(193)	$21.38

Outstanding at March 31, 2011	2,835	$11.42	4.3 years	$971

Exercisable at March 31, 2011	1,654	$12.14	3.2 years	$966

          The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on March 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on March 31, 2011. Total intrinsic value of options exercised for the three months ended March 31, 2011 amounted to $9,000. As of March 31, 2011, total unrecognized stock-based compensation expense related to unvested stock options was $4,876,000, which is expected to be recognized over the remaining weighted average period of approximately 3.0 years.
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

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

	For the three months
	ended March 31,
	2011	2010
Risk free interest rate	1.8%	2.0%
Expected lives (years)	4.0	4.0
Expected volatility	50.9%	59.0%
Expected dividend yield	0%	0%
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
          A summary of the Company’s non-vested stock options during the three months ended March 31, 2011 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
	(In thousands)
Non-vested options at January 1, 2011	1,127	$4.80
Granted	261	$4.09
Vested	(188)	$5.19
Forfeited or expired	(18)	$4.59

Non-vested options at March 31, 2011	1,182	$4.58

Restricted Shares
          The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. However, non employee directors are immediately vested on the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the three months ended March 31, 2011 was as follows:

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
	(in thousands)
Non-vested shares at January 1, 2011	286	$10.89
Granted	133	$9.85
Vested	(39)	$11.78
Forfeited	(12)	$10.54

Non-vested shares at March 31, 2011	368	$10.44

          Fair value of the Company’s restricted shares is based on the Company’s closing stock price on the date of grant. As of March 31, 2011, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $3,689,000 which is expected to be recognized over the remaining weighted average period of approximately 3.1 years.
9. Contingencies
Litigation
          From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Guarantees
          The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2011 or December 31, 2010.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
10. Segments and Geographic Information
          The Company’s operations are organized on the basis of products and related services and under FASB ASC Topic 280, Segment Reporting, the Company operates in three segments: (1) Iris Diagnostics Division (IDD), (2) Sample Processing and (3) Personalized Medicine.
          The IDD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of consumables and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France, Germany, United Kingdom and Puerto Rico.
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
          The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges.

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
          The tables below present information about reported segments for the three months ended March 31, 2011 and 2010:

				Unallocated
		Sample	Personalized	Corporate
	IDD	Processing	Medicine(1)	Expenses	Total
			(In thousands)
For the three months ended March 31, 2011

Revenues	$23,282	$3,594	$63	$—	$26,939
Gross profit (loss)	11,642	1,924	(459)	—	13,107
Marketing and selling	4,709	344	917	—	5,970
General and administrative	1,608	384	748	2,062	4,802
Research and development, net	2,184	218	1,233	—	3,635
Gain on revaluation of contingent consideration	—	—	(1,225)	—	(1,225)
Total operating expenses	8,501	946	1,673	2,062	13,182
Operating income (loss)	3,141	978	(2,132)	(2,062)	(75)
Interest income	22	—	—	255	277
Interest expense	—	—	—	2	2
Depreciation and amortization	1,046	22	147	3	1,218
Segment pre-tax income (loss)	4,014	947	(2,139)	(2,237)	585
Segment assets	82,612	8,856	11,830	5,560	108,858
Investment in long-lived assets	25,128	3,997	11,616	—	40,741

For the three months ended March 31, 2010

Revenues	$22,280	$3,700	$—	$—	$25,980
Gross profit (loss)	11,257	1,997	—	—	13,254
Marketing and selling	4,143	284	—	—	4,427
General and administrative	1,537	413	—	1,787	3,737
Research and development, net	2,132	133	1,423	—	3,688
Gain on revaluation of contingent consideration	—	—	—	—	—
Total operating expenses	7,812	830	1,423	1,787	11,852
Operating income (loss)	3,445	1,167	(1,423)	(1,787)	1,402
Interest income	20	8	—	209	237
Interest expense	—	—	—	3	3
Depreciation and amortization	887	51	64	4	1,006
Segment pre-tax income (loss)	5,130	1,149	(1,423)	(3,277)	1,579
Segment assets	81,800	9,713	4,556	6,136	102,205
Investment in long-lived assets	20,347	356	4,208	—	24,911

(1)	Personalized Medicine includes the operations of Arista, which was acquired on July 28, 2010 (see Note 3).

IRIS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
          The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $9.0 million and $9.3 million during the three months ended March 31, 2011 and 2010, respectively.
          Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.
11. Joint Development Agreement
          On March 25, 2011 the Company entered into a Joint Development Agreement with Fujirebio Inc., one of the largest in vitro diagnostics companies in Japan, for the co-development of the IRIS 3GEMS(TM) Hematology Analyzer product line.
          Terms of the agreement call for Fujirebio to contribute $6.0 million toward the costs of the joint development program, with an initial payment of $500,000 upon signing of the agreement and the balance to be paid in installments during the course of the development period based upon the achievement of certain milestones. These funds will be utilized to accelerate the 3GEMS Hematology Analyzer development program, which leverages IRIS’s proprietary image-based technology to automate the identification and characterization of blood cells, including an image-based expanded white blood cell differential, and is expected to significantly reduce the need for manual slide preparation and reviews. The initial payment of $500,000, for work completed to date, was received in March 2011 and was recorded as a reduction to research and development expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2011.
12. Subsequent Events
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
Overview
          IRIS International, Inc. consists of three operating units in three business segments as determined in accordance with FASB ASC Topic 280, Segment Reporting. Our in-vitro diagnostics segment, also called Iris Diagnostics Division (“IDD”), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. Our Personalized Medicine segment combines the research and development operations of our Iris Molecular Diagnostics and Arista Molecular, Inc. subsidiaries. Under this new segment we consolidate all operations for the development and commercialization of cancer diagnostic testing services and related products. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as, equipment for fluorescent in-situ hybridization (FISH).
          Iris Diagnostics Division
          Our core business is in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with more than 3,100 iQ microscopy analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of instruments, consumables and service. Revenues from instruments include global sales of urine microscopy analyzers and sales of chemistry analyzers. In September 2008, we released our proprietary iChemVELOCITY automated urine chemistry analyzer and a fully integrated urine microscopy and urine chemistry work-cell, called the iRICELL in some international markets. In March 2011, we received FDA clearance on our 510(k) application for these products and commenced selling them in the United States. Historically we sold our family of iQ analyzers integrated with an automated chemistry analyzer, which we sourced from a Japanese manufacturer.
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
          In the United States, France, Germany, the United Kingdom and Puerto Rico sales of our urinalysis systems are direct to the end-user through our sales force. All other international sales are through independent distributors. International sales represented 34% and 36% of consolidated revenues for the three months ended March 31, 2011 and 2010, respectively. Since the majority of international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales and marketing costs for such sales.
          Personalized Medicine
          On July 28, 2010, we acquired Arista Molecular (“Arista”), a high complexity CLIA-certified molecular pathology laboratory offering differentiated, high value molecular diagnostic services in the rapidly growing field of personalized medicine. Pursuant to the terms of the merger agreement dated July 26, 2010, we acquired all the issued and outstanding stock for an amount in cash equal to $4.7 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through December 2013 (see discussion of gain on revaluation of contingent consideration below). We did not assume any outstanding options or warrants in connection with the acquisition. Arista operates under the Personalized Medicine reporting segment of the consolidated financial statements.

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
          On November 22, 2010, we acquired the assets of a multi-purpose, bench-top instrument platform for automating highly repetitive, manual laboratory protocols for FISH testing and other slide-based cytogenetic applications. The product acquisition is a natural extension to the successful ThermoBrite® DNA Hybridization System and in line with our entry into personalized medicine with emphasis on cancer diagnostics. The product prototypes and proprietary technology assets were purchased for $3.2 million in cash from BioMicro Systems, Inc. Although BioMicro Systems built and tested a working prototype, which proved the technical feasibility of the base technology, several elements of this technology platform requires continued development in order to reach salability for its stated purpose.
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
          A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in these critical accounting policies since December 31, 2010.

Results of Operations
          The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues, with the exception of percentages for gross profit margins, which are computed on related revenue, and income taxes, which are based on income before taxes.

	Three months ended
	March 31,
	(in thousands)
	2011		2010
Revenues
IDD instruments	$6,538	24%	$7,889	30%
IDD consumables and service	16,744	62%	14,391	56%
Sample Processing instruments and supplies	3,594	13%	3,700	14%
Personalized Medicine services	63	0%	—	0%

Total revenues	26,939	100%	25,980	100%

Gross profit (1)
IDD instruments	2,273	35%	2,821	36%
IDD consumable and service	9,369	56%	8,436	59%
Sample Processing instruments and supplies	1,924	54%	1,997	54%
Personalized Medicine services	(459)	(729)%	—	0%

Gross profit	13,107	49%	13,254	51%

Operating expenses
Marketing and selling	5,970	22%	4,427	17%
General and administrative	4,802	18%	3,737	14%
Research and development, net	3,635	13%	3,688	14%
Gain on revaluation of contingent consideration	(1,225)	(5)%	—	0%

Total operating expenses	13,182	49%	11,852	46%

Operating income	(75)	0%	1,402	5%
Other income	660		177

Income before income taxes	585	2%	1,579	6%
Income taxes (2)	62	11%	537	34%

Net income	$523	2%	$1,042	4%

(1)	Gross profit margin percentages are based on the related sales of each category.

(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.
Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010
          Consolidated revenues for the three months ended March 31, 2011 increased 4% to $26.9 million as compared to $26.0 million in the prior year period. IDD urinalysis segment revenues increased 4% to $23.3 million in the first quarter of 2011 as compared to $22.3 million in the prior year quarter. IDD instruments revenues decreased 17% to $6.5 million in the first quarter of 2011 as compared to $7.9 million in the prior year quarter. The decrease in IDD instrument sales is primarily attributable to promotional discounts offered to domestic customers which bought a remanufactured version of the predecessor chemistry analyzers prior to FDA clearance of iChemVELOCITY and iRICELL as well as a decrease in international shipments compared to strong prior year period instrument sales which were coming off a weak 2009.

          IDD consumables and service revenues increased 16% to a record $16.7 million in the first quarter of 2011 as compared to $14.4 million in the prior year quarter. The increase in both consumables and service revenue was driven primarily due to the larger installed base of instruments both domestically and internationally. In particular, the increase in consumables reflects the increased sales of iChemVELOCITY strips as a result of the higher utilization and increased placements of our iChemVELOCITY analyzer in the international market. We expect the trend in chemistry strips to accelerate now that we are selling the iChemVELOCITY in the domestic market.
          Revenues from Sample Processing instruments and supplies decreased 3% to $3.6 million in the first quarter of 2011 as compared to $3.7 million in the prior year quarter. The decrease was primarily attributable to lower consumables and service revenue, partially offset by higher instrument sales.
          Personalized Medicine revenues in the first quarter of 2011 totaled $63,000 as we continue to expand our test menu and build out our sales force. There were no revenues in this segment in the prior year period as Arista was purchased in July 2010.
          Overall gross profit margin was 49% during the first quarter of 2011 compared to 51% in the prior year quarter. The decrease was due to a decrease in instruments and service margins. Our consumables and Sample Processing margins were flat quarter-over-quarter.
          The gross profit margin of our IDD instruments was 35% in the first quarter of 2011 as compared to 36% in the prior year quarter. The decrease in instrument margins is primarily due to a regional sales mix in our international distributor business as we sold more units proportionately to lower margin regions as compared to the prior year period as well as the promotional discounts offered to domestic customers prior to attaining FDA clearance on iChemVELOCITY.
          The gross margin of our IDD consumables and services decreased to 56% in the first quarter of 2011 from 59% in the prior year quarter. While consumables margins were flat for the first quarter of 2011 as compared to the prior year quarter, service margins were lower primarily due to increased personnel in our worldwide service operation to support our increasing installed base.
          Gross profit margin for our Sample Processing segment was 54% during the first quarter of 2011 and the prior year quarter.
          Marketing and selling expenses increased to $6.0 million, or 22% of revenues, in the first quarter of 2011 as compared to $4.4 million, or 17% of revenues, for the first quarter of 2010. The increase primarily results from $917,000 of expenses related to Arista, which was not in the prior year period, additional personnel and related costs of $183,000, higher commissions of $180,000, and increased travel and entertainment expenses of $176,000. The increase in personnel and related costs is primarily the result of the continued build out, versus the prior year period, of our direct sales operations in the United Kingdom and Germany in order to support the long-term strategy of our business.
          General and administrative expenses increased to $4.8 million, or 18% of revenues, in the first quarter of 2011, as compared to and $3.7 million, or 14% of revenues, in the first quarter of 2010. The increase primarily relates to $748,000 of expenses related to Arista, which was not in the prior year period and an increase in personnel and related cost, outside professional services and other items of $308,000.
          Research and development expenses decreased slightly to $3.6 million, or 13% of revenues in the first quarter of 2011, as compared to $3.7 million, or 14% of revenues, in the first quarter of 2010. The first quarter of 2011 R&D expense includes a $500,000 payment from Fujirebio related to our joint development agreement on the 3GEMS Hematology Analzyer which offsets research and development expenditures for this product. Expenses related to our NADiA platform decreased by $245,000 in the first quarter of 2011 as compared to the prior year period as we incurred costs in the prior year quarter associated with preparing our 510(k) submission of our prostate cancer test, NADiA ProsVue to the FDA.

          Gain on revaluation of contingent consideration of $1.2 million recorded in the first quarter of 2011 is the result of the reduction in the fair value of the contingent consideration obligation associated with acquisition of Arista. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods. The revised forecast projected revenues are significantly below targets for all three years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease of $1.2 million from December 31, 2010 to March 31, 2011. Consequently the Company recognized a gain on revaluation of contingent consideration for the three months ended March 31, 2011.
          Interest income increased during the first quarter of 2011 to $277,000 from $236,000 during the first quarter of 2010, due primarily to an increase in sales type leases.
          Foreign exchange gains and other totaled $385,000 for the first quarter of 2011 as compared to a $57,000 loss in the prior year period, primarily resulting from the effect of favorable foreign currency fluctuations on U.S. dollar denominated intercompany balances.
          Income tax during the first quarter of 2011 amounted to a provision of 11% of pre-tax income as compared to 34% during the prior year period. The lower tax rate reflects the effects of permanent differences such as the gain on revaluation of contingent consideration which is not taxable for federal and state income tax purposes, as well as the impact of federal and state research and development tax credits, relative to the amounts of income projected for the year.
Liquidity and Capital Resources
          Our primary source of liquidity is cash from operations, which depends heavily on sales of our IDD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At March 31, 2011, our cash and cash equivalents amounted to $24.6 million compared to $25.5 million at December 31, 2010.
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
          Operating Cash Flows. Cash provided by operations for the three months ended March 31, 2011 was $1.7 million, which included $1.3 million in cash generated from net earnings from operations including the effect of adjusting for non-cash items and an increase in operating liabilities of $2.1 million, partially offset by a $1.2 million increase in inventory and a $0.5 million increase in other current assets.
          As of March 31, 2011, the number of days sales in accounts receivable increased to 71 days compared to 65 days for the prior year first quarter. The number of days sales in accounts receivable varies and may increase with extended payment terms to our international distributors and end users.
          Investing Activities. Cash used in investing activities totaled $2.7 million in the three months ended March 31, 2011 as compared to $1.0 million in the prior year period, primarily due to increased purchases of property and equipment resulting from an investment in leasehold improvements for the Company’s new research and development facility located in Chatsworth, CA.

          Financing Activities. Cash used in financing activities totaled $108,000 in the three months ended March 31, 2011 compared to $93,000 in the prior year perod. Financing activities in both periods were primarily composed of settlement on restricted stock tax withholding.
          We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of March 31, 2011, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of March 31, 2011, we were in compliance with these covenants.
          We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.
Off-Balance Sheet Arrangements
          At March 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Recent Accounting Pronouncements
          In April, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides guidance on whether a restructuring constitutes a troubled debt restructuring. For public entities, the ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. For nonpublic entities, the ASU is effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early adoption is permitted. We do not expect the adoption of ASU 2011-02 to have a material impact on our financial statements.
          In December 2010, the FASB issued ASU 2010-29, Business Combinations- Disclosure of Supplementary Pro Forma Information, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.
          ASU 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. The adoption of ASU 2010-29 did not have a material impact on our financial statements.

          In December 2010, the FASB issued ASU No. 2010-28—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of ASU 2010-28 did not have a material impact on our financial statements.
          In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. It is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the ASU 2010-17 did not have a material impact on our consolidated financial statements.
          In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, Software. ASU 2009-14, removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of the ASU 2009-14 did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
          Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at March 31, 2011, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and, on occasion, other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.
Foreign Currencies
          We conduct business in certain foreign markets, primarily in the European Union and Asia. Our primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound. We are subject to certain foreign currency risks in the importation of goods from Japan and as a result of commercial operations in Europe and Asia. Our consumables purchases from a major Japanese IVD supplier are denominated in Japanese Yen. The impact from fluctutation in the Yen should decrease over time, as we now sell our own chemistry analyzer into the domestic market. All of our sales are denominated in U.S. Dollars with the exception of France, Germany, United Kingdom and Ireland, where sales are denominated in Euros and British Pound. Fluctuations in the U.S. Dollar exchange rate for Japanese Yen, Euro and British Pound could result in increased costs for our key components and increased costs for commercial operations in Europe.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls over Financial Reporting
          There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors
          This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to such risk factors during the three months ended March 31, 2011.

Item 6.	Exhibits

Exhibit		Reference
Number	Description	Document

10.1†	Fourth Amendment to Key Employee Agreement for César M. Garcia effective March 30, 2011 between IRIS International, Inc. and César M. Garcia.	(1)

10.2†	First Amendment to Key Employee Agreement for Amin Khalifa effective March 30, 2011 between IRIS International, Inc. and Amin Khalifa.	(2)

10.3†	Second Amendment to Key Employee Agreement for John Yi effective March 30, 2011 between IRIS International, Inc. and John Yi.	(3)

10.4†	Second Amendment to Key Employee Agreement for Tom Warekois effective March 30, 2011 between IRIS International, Inc. and Tom Warekois.	(4)

10.5†	Second Amendment to Key Employee Agreement for Robert Mello effective March 30, 2011 between IRIS International, Inc. and Robert Mello.	(5)

10.6†	First Amendment to Key Employee Agreement for Thomas H. Adams, Ph.D effective March 30, 2011 between IRIS International, Inc. and Thomas H. Adams, Ph.D.	(6)

10.7†	Amendment to Key Employee Agreement for Vance Randal White effective March 30, 2011 between IRIS International, Inc. and Vance Randal White.	(7)

10.8†	Amendment to Key Employee Agreement for Philip Ginsburg effective March 30, 2011 between IRIS International, Inc. and Philip Ginsburg.	(8)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

Exhibit		Reference
Number	Description	Document

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

*	Filed herewith

†	A management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed April 5, 2011.

(3)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed April 5, 2011.

(4)	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed April 5, 2011.

(5)	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed April 5, 2011.

(6)	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, filed April 5, 2011.

(7)	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K, filed April 5, 2011.

(8)	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K, filed April 5, 2011.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2011	IRIS INTERNATIONAL, INC.
	By:	/s/ César M. García
César M. García
Chairman, President and Chief Executive Officer

	By:	/s/ Amin I. Khalifa
Amin I. Khalifa
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)