Form 10-Q
period 2011-06-30
IRIS INTERNATIONAL INC
filed 2011-08-09
CIK 319240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller” reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 5, 2011, the issuer had 17,890,664 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

INDEX TO FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
	Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 (unaudited)	4
	Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II	OTHER INFORMATION	31
Item 1A.	Risk Factors	31
Item 6.	Exhibits	31
Signatures		32
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$20,835	$25,531
Accounts receivable, net of allowance for doubtful accounts and sales returns of $557 and $453 at June 30, 2011 and December 31, 2010, respectively	23,290	20,733
Inventories	13,410	10,310
Prepaid expenses and other current assets	1,663	1,661
Investment in sales-type leases, current portion	3,944	3,578
Deferred tax asset	4,009	3,135

Total current assets	67,151	64,948
Property and equipment, net of accumulated depreciation of $16,304 and $14,491 at June 30, 2011 and December 31, 2010, respectively	15,042	12,035
Goodwill	3,911	3,957
Intangible assets, net of accumulated amortization of $698 and $529 at June 30, 2011 and December 31, 2010, respectively	9,087	9,345
Software development costs, net of accumulated amortization of $4,710 and $4,226 at June 30, 2011 and December 31, 2010, respectively	2,317	2,637
Deferred tax asset	1,739	2,615
Investment in sales-type leases, non-current portion	11,423	10,002
Other assets	1,213	1,070

Total assets	$111,883	$106,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,674	$5,795
Accrued expenses	7,378	7,513
Deferred service contract revenue, current portion	3,779	3,205

Total current liabilities	20,831	16,513
Deferred service contract revenue, non-current portion	49	71
Other long term liabilities	122	1,374

Total liabilities	$21,002	$17,958
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; authorized: 50,000 shares; issued and outstanding: 17,889 shares and 17,791 shares	179	178
Preferred stock, $0.01 par value; authorized 1,000 shares: Callable Series C shares issued and outstanding: none	—	—
Additional paid-in capital	91,698	89,703
Other comprehensive income	195	140
Accumulated deficit	(1,191)	(1,370)

Total stockholders’ equity	90,881	88,651

Total liabilities and stockholders’ equity	$111,883	$106,609

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — in thousands, except for per share data)

	For the Three Months
	Ended June 30,
	2011	2010

Revenues
IDD instruments	$9,087	$7,412
IDD consumables and service	17,288	15,325
Sample processing instruments and supplies	3,686	3,951
Personalized medicine services	104	—

Total revenues	30,165	26,688

Cost of goods sold
IDD instruments	5,097	4,679
IDD consumables and service	7,191	5,787
Sample processing instruments and supplies	1,682	1,727
Personalized medicine services	542	—

Total cost of goods sold	14,512	12,193

Gross profit	15,653	14,495

Marketing and selling	5,964	4,769
General and administrative	5,838	4,623
Research and development, net	4,504	3,845

Total operating expenses	16,306	13,237

Operating income (loss)	(653)	1,258
Other income (expense):
Interest income	272	279
Interest expense	(4)	(2)
Other income (expense)	28	(616)

Income (loss) before provision for income taxes	(357)	919
Provision for income taxes	(13)	295

Net income (loss)	$(344)	$624

Net income (loss) per share — basic	$(0.02)	$0.03

Net income (loss) per share — diluted	$(0.02)	$0.03

Weighted average common shares outstanding — basic	17,764	17,991

Weighted average common shares outstanding — diluted	17,764	18,094

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited — in thousands, except for per share data)

	For the Six Months
	Ended June 30,
	2011	2010

Revenues
IDD instruments	$15,624	$15,301
IDD consumables and service	34,032	29,716
Sample processing instruments and supplies	7,280	7,651
Personalized medicine services	168	—

Total revenues	57,104	52,668

Cost of goods sold
IDD instruments	9,362	9,747
IDD consumables and service	14,567	11,742
Sample processing instruments and supplies	3,351	3,430
Personalized medicine services	1,064	—

Total cost of goods sold	28,344	24,919

Gross profit	28,760	27,749

Marketing and selling	11,935	9,196
General and administrative	10,640	8,360
Research and development, net	8,139	7,533
Gain on revaluation of contingent consideration	(1,225)	—

Total operating expenses	29,489	25,089

Operating income (loss)	(729)	2,660
Other income (expense):
Interest income	549	516
Interest expense	(6)	(5)
Other income (expense)	414	(673)

Income before provision for income taxes	228	2,498
Provision for income taxes	49	832

Net income	$179	$1,666

Net income per share — basic	$0.01	$0.09

Net income per share — diluted	$0.01	$0.09

Weighted average common shares outstanding — basic	17,753	17,959

Weighted average common shares outstanding — diluted	17,829	18,079

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — in thousands)

	For the Six Months
	Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$179	$1,666
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	13	—
Gain on foreign currency remeasurement of intercompany balances	(397)	—
Gain on revaluation of contingent consideration	(1,225)	—
Deferred taxes	(233)	—
Tax benefit from stock option exercises	(64)	—
Depreciation and amortization	2,599	1,980
Stock based compensation	2,354	2,210
Changes in operating assets and liabilities:
Accounts receivable	(2,380)	(412)
Inventories	(3,013)	(2,241)
Prepaid expenses and other current assets	(129)	(814)
Investment in sales-type leases	(1,743)	(1,547)
Accounts payable	3,859	3,037
Accrued expenses	(119)	707
Deferred service contract revenue	460	746
Other liabilities	(28)	—

Net cash provided by operating activities	133	5,332

Cash flows from investing activities:
Purchase of assets from European distributor	—	(660)
Increase in notes receivable	—	(450)
Refund on acquisition of business	46	—
Acquisition of property and equipment	(4,826)	(665)
Software development costs capitalized	(116)	(380)

Net cash used in investing activities	(4,896)	(2,155)

Cash flows from financing activities:
Issuance of common stocks for cash	49	28
Settlement on restricted stock tax withholding	(171)	(181)
Tax benefit from stock option exercises	64	—

Net cash used in financing activities	(58)	(153)

Effect of exchange rate changes on cash and cash equivalents	125	(251)

Net increase (decrease) in cash and cash equivalents	(4,696)	2,773
Cash and cash equivalents at beginning of period	25,531	34,253

Cash and cash equivalents at end of period	$20,835	$37,026

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,137	$1,606
Cash paid for interest	$6	$5
Supplemental schedule of non-cash financing activities:
During the six months ended June 30, 2011, the Company disposed of property and equipment with a cost and accumulated depreciation of $259 and $246, respectively.

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

Earnings Per Share — The Company computes and presents earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share for the three and six months ended June 30, 2011 were 2,636,703 and 2,465,746, respectively. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income per common share for the three and six months

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2010 was 1,830,000 in both periods. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Weighted average common shares outstanding — basic	17,764	17,991	17,753	17,959
Dilutive stock options and warrants	—	103	11	103
Dilutive restricted common shares and restricted stock units	—	0	65	17

Weighted average common shares outstanding — diluted	17,764	18,094	17,829	18,079

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

At June 30, 2011 and 2010, the Company did not have any foreign currency forward contracts.

Goodwill and Intangible Assets — Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Goodwill and intangible assets with indefinite lives, which consists of a CLIA license, are not amortized. Goodwill and intangible assets with indefinite lives are subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are evaluated in accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value and discounted cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the six months ended June 30, 2011 and 2010, the Company did not record any impairment charges related to goodwill or intangible assets with indefinite lives.

Intangible assets are initially measured at their fair value, determined either by the fair value of the consideration exchanged for the intangible asset, or the estimated discounted cash flows expected to be generated from the intangible asset. Intangible assets with a finite life, such as core technology, customer relationships and non-compete agreements are amortized on a straight-line basis over their estimated useful life, ranging from 3 to 20 years. Intangible assets with a finite life are evaluated for impairment using the methodology set forth in FASB ASC Topic 360, Property, Plant and Equipment. Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, including such intangibles, are written down to their respective fair values. During the six months ended June 30, 2011 and 2010, no intangible asset impairment was recorded.

In determining the useful lives of intangible assets, the Company considers the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, market influences and other economic factors. For technology based intangible assets, the Company considers the expected life cycles of products which incorporate the corresponding technology.

Goodwill decreased $46,000 during the six months ended June 30, 2011 due to a return of purchase price from the seller of AlliedPath, Inc. (now Arista Molecular, Inc.) as a result of a settlement of claims made against funds escrowed as security for representations and warranties pursuant to the merger agreement, dated July 26, 2010. All of the goodwill balance relates to the Personalized Medicine segment.

Foreign Currency Exchange Translation — The functional currencies of the Company’s foreign subsidiaries are primarily accounted for in their respective local currencies. The statements of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these subsidiaries are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses from certain intercompany transactions are recorded in foreign currency transaction gain (loss) in other income (expense). Transactions denominated in currencies other than the functional currency are recorded based on rates in effect at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses and are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized based upon settlement of the transactions. All other foreign currency gains and losses are also recorded in foreign currency transaction gain (loss) and other. The Company recognized net foreign currency transaction gain of $28,000 and $414,000 for the three and six months ended June 30, 2011. The Company recognized net foreign currency transaction losses of $589,000 and $692,000 for the three and six months ended June 30, 2010. Such gains and losses were primarily attributable to volatility in the Euro and British Pound.

Foreign currency exchange gains (losses) related to intercompany balances were recorded in the Company’s statements of operations through June 30, 2011 as they represented short-term intercompany trade payables and receivables. On March 31, 2011, a substantial portion of the Company’s intercompany balances from its European subsidiaries were converted to promissory notes that are of a long-term investment nature (settlement of these notes is not planned or anticipated in the foreseeable future). As a result, foreign exchange gains and losses attributable to these promissory notes are recorded in stockholders’ equity as other comprehensive income (loss) beginning April 1, 2011.

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

At June 30, 2011, the amount of the Company’s cash deposited in demand deposit accounts which are fully guaranteed by the Federal Deposit Insurance Corporation was $10.1 million. The rest of the cash balances on

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

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

The aggregate consideration paid for the acquisition of Arista was as follows:

(In thousands)

Cash	$4,584
Fair value of contingent consideration	1,210

Total purchase price	$5,794

The aggregate consideration shown above reflects a $46,000 return of purchase price recorded during the six months ended June 30, 2011 (see Note 2, Goodwill and Intangible Assets).

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

Subsequent changes in the fair value of the contingent consideration are recognized as a gain or loss on revaluation of contingent consideration within operating expenses in the Company’s consolidated statement of operations. The Company considers the changes in the fair value of contingent consideration obligation at each reporting date based on changes in discount rates, timing and amount of revenue estimates and changes in probability assumptions with respect to the probability of achieving the obligations. Accretion expense related to the increase in net present value of the contingent liability is included in interest expense for the period. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods. The revised forecast projected revenues are significantly below earn-out targets for all three years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease of $1.2 million from December 31, 2010 to March 31, 2011. Consequently the Company recognized a gain on revaluation of contingent consideration for the six months ended June 30, 2011 (recorded in March 2011). As of June 30, 2011, the fair value of the contingent consideration remains zero.

Property and equipment net book value was evaluated at approximately fair value on the acquisition date due to the nature and relative age of the assets acquired.

Acquired property and equipment are being depreciated on a straight-line basis with estimated remaining useful lives ranging from 1 year to 5 years. Intangible assets except the CLIA license are being amortized on a

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For Three Months	For Six Months
	Ended June 30, 2010	Ended June 30, 2010
	(In thousands)

Revenue	$26,707	$52,693
Net income (loss)	$(95)	$320
Net income (loss) per basic and diluted share	$(0.01)	$0.02

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

The purchase price of $3.2 million plus related asset acquisition costs of $94,000 was allocated as follows: $3.2 million to core technology, recorded in intangible assets, and $99,000 to property and equipment on the Company’s consolidated balance sheet as of June 30, 2011. The purchase price allocation was based on estimates and available information. Although BioMicro Systems built and tested a working prototype, which proved the technical feasibility of the base technology, several elements of this technology platform require continued development in order to reach salability for its stated purpose. Once development is completed, a useful life for the core technology will be determined and the core technology will be amortized over the useful life determined at that time.

4.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Finished goods	$4,068	$3,423
Work-in-process	260	181
Raw materials, parts and sub-assemblies	9,082	6,706

Inventories	$13,410	$10,310

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Sales-type Leases

The components of net investment in sales-type leases consist of the following:

	June 30,	December 31,
	2011	2010
	(In thousands)

Total minimum lease payments	$18,037	$16,044
Less: unearned income	(2,670)	(2,464)

Net investment in sales-type leases	15,367	13,580
Less: current portion	(3,944)	(3,578)

Net investment in sales-type leases, non-current portion	$11,423	$10,002

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years and thereafter:

(In thousands)
Year Ending December 31,
2011 (six months remaining)	$2,069
2012	3,803
2013	3,434
2014	3,092
2015	2,229
Thereafter	740

$15,367

Our leases are primarily to customers in the health care industry or to governments. We assess credit risk for all of our customers including those who lease equipment. Credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a quarterly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on company size, years in business, and other credit related factors (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; and iii) the customer has been in business less than three years. Our lease receivables are collateralized by the equipment’s fair value, which mitigates our credit risk. The following table presents the risk profile by creditworthiness category of our sales-type lease receivables at June 30, 2011:

(In thousands)

Low risk	$13,891
Moderate risk	820
High Risk	656

$15,367

The balance of the allowance for uncollectible accounts for our sales-type leases was zero as of June 30, 2011. We determine the adequacy of our allowance for uncollectible accounts for sales-type leases based on an analysis of historical write-offs. There have been no write-offs of sales-type lease receivables for the three or six months ended June 30, 2011 or 2010. As of June 30, 2011, the amount of sales-type leases which were past due was not significant

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and there were no impaired sales-type leases. Accordingly, there was no material risk of default with respect to sales-type leases as of June 30, 2011.

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

As of June 30, 2011 and December 31, 2010, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility with the bank and as of June 30, 2011, the Company was in compliance with these covenants.

On July 22, 2011, the Company terminated its then existing credit facility and replaced it with a new credit facility entered into on July 27, 2011 with another commercial bank. See Note 12, Subsequent Events.

7.	Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the projected effective tax rate. As the fiscal year progresses, the Company refines its estimate based on the facts and circumstances by each tax jurisdiction. The effective tax rates for the three and six months ended June 30, 2011 were 3.6% and 21.5%, respectively. The effective tax rates for the three and six months ended June 30, 2010 were 32% and 33%, respectively.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes in the statements of operations in any future periods in which the Company must record such a liability. Since the Company has not recorded a liability at June 30, 2011, no amount of interest or penalties were recorded in the statement of financial condition or the statement of operations. Accordingly, there was no impact on the Company’s effective tax rate for such items. The Company does anticipate an increase of approximately $500,000 in its unrecognized tax benefits related to certain credit carryforwards anticipated to be generated within the next 12 months. The benefit of such items will be recorded through its statement of operations when recognized.

8.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three and six months ended June 30, 2011 and 2010 includes incremental share-based compensation expense as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Cost of sales	$75	$94	$166	$208
Marketing and selling	129	187	287	374
General and administrative	1,010	646	1,507	1,211
Research and development	140	193	394	417

Stock-based compensation	$1,354	$1,120	$2,354	$2,210

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company has a stock option plan (the 2007 Stock Incentive Plan) under which the Company may grant future non-qualified stock options, incentive stock options and stock appreciation rights. No stock appreciation rights have been granted under any of the Company’s stock option plans. On July 13, 2007, the Company’s stockholders approved the adoption of the IRIS International, Inc. 2007 Stock Incentive Plan, which initially authorized the issuance of up to 1,750,000 shares of common stock pursuant to equity awards granted under the plan. On May 22, 2009, the Company’s stockholders approved an increase of 1,550,000 shares to the 2007 Stock Incentive Plan for a total of 3,300,000 authorized shares.

In addition to the 2007 Stock Incentive Plan, on June 6, 2011, the Company’s board of directors adopted the IRIS International, Inc. 2011 Inducement Incentive Plan (the “2011 Inducement Plan”). The plan provides for the grant of equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights and other stock-based awards solely to “New Employees” as an inducement material to the New Employee’s entering into employment with the Company or any of its subsidiaries within the meaning of Listing Rule 5635(c)(4) (or any successor thereto) of The NASDAQ Stock Market. For purposes of the 2011 Inducement Plan, a “New Employee” means any prospective employee of IRIS International or any of its subsidiaries who either (i) was not previously an employee or director of IRIS International or any of our subsidiaries or (ii) was previously an employee or director of IRIS International or any of its subsidiaries but for which there has occurred a bona fide period of non-employment.

The maximum number of shares available for grant under the 2011 Inducement Plan is 250,000 shares of common stock, which number of shares is subject to adjustment for certain corporate changes, as provided in the plan. The plan expires on June 30, 2013. The plan is administered by the Compensation Committee of the Company’s Board. As of June 30, 2011, no shares have been granted under the 2011 Inducement Plan.

The Company previously had other expired stock option plans which have remaining outstanding shares.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s existing stock option plans as of June 30, 2011:

	Number of Option Shares
				Available
Plan	Authorized	Exercised	Outstanding	for Grant
	(In thousands)

1994 Plan	700	680	20	—
1998 Plan	4,100	2,742	624	—
2007 Plan	3,300	—	1,993	415
2011 Plan	250	—	—	250

	8,350	3,422	2,637	665

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity during the six months ended June 30, 2011 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
	(In thousands, except for per share amounts)

Outstanding at January 1, 2011	2,769	$12.26	4.8 years	$1,564
Granted	272	$9.82
Exercised	(24)	$2.00
Canceled or expired	(380)	$16.58

Outstanding at June 30, 2011	2,637	$11.48	4.2 years	$1,089

Exercisable at June 30, 2011	1,657	$12.10	3.3 years	$928

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on June 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on June 30, 2011. Total intrinsic value of options exercised for the six months ended June 30, 2011 amounted to $171,000. As of June 30, 2011, total unrecognized stock-based compensation expense related to unvested stock options was $4,023,000, which is expected to be recognized over the remaining weighted average period of approximately 2.8 years.

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

	For the Three Months
	Ended June 30,
	2011	2010

Risk free interest rate	1.7%	2.4%
Expected lives (years)	3.96	5.08
Expected volatility	50.5%	56.1%
Expected dividend yield	0%	0%

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s non-vested stock options during the six months ended June 30, 2011 is as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
	(In thousands except for fair value per share)

Non-vested options at January 1, 2011	1,127	$4.80
Granted	272	$4.07
Vested	(297)	$5.20
Forfeited	(122)	$4.14

Non-vested options at June 30, 2011	980	$4.55

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. However, non-employee directors are immediately vested on the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the six months ended June 30, 2011 was as follows:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
	(In thousands except for fair value per share)

Non-vested shares at January 1, 2011	286	$10.89
Granted	204	$9.51
Vested	(128)	$10.18
Forfeited	(37)	$9.72

Non-vested shares at June 30, 2011	325	$10.44

Fair value of the Company’s restricted shares is based on the Company’s closing stock price on the date of grant. As of June 30, 2011, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $3,204,000 which is expected to be recognized over the remaining weighted average period of approximately 2.9 years.

9.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2011 or December 31, 2010.

10.	Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under FASB ASC Topic 280, Segment Reporting, the Company operates in three segments: (1) Iris Diagnostics Division (IDD), (2) Sample Processing and (3) Personalized Medicine.

The IDD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of consumables and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France, Germany, the United Kingdom and Puerto Rico.

The Sample Processing segment designs, develops, manufactures and markets a variety of bench-top centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology, urinalysis and DNA processing. These products are sold worldwide through distributors.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present information about reported segments for the three and six months ended June 30, 2011 and 2010:

				Unallocated
		Sample	Personalized	Corporate
	IDD	Processing	Medicine(1)	Expenses	Total
	(In thousands)

For the three months ended June 30, 2011
Revenues	$26,375	$3,686	$104	$—	$30,165
Gross profit (loss)	14,087	2,004	(438)	—	15,653
Marketing and selling	4,804	298	862	—	5,964
General and administrative	1,666	416	713	3,043	5,838
Research and development, net	2,750	413	1,341	—	4,504
Total operating expenses	9,220	1,127	2,916	3,043	16,306
Operating income (loss)	4,867	877	(3,354)	(3,043)	(653)
Interest income	27	—	—	245	272
Interest expense	—	—	—	4	4
Depreciation and amortization	1,146	37	194	4	1,381
Segment pre-tax income (loss)	4,908	852	(3,353)	(2,764)	(357)
Segment assets	84,076	9,573	12,486	5,748	111,883
Investment in long-lived assets	26,741	4,087	12,165	—	42,993
For the three months ended June 30, 2010
Revenues	$22,737	$3,951	$—	$—	$26,688
Gross profit (loss)	12,271	2,224	—	—	14,495
Marketing and selling	4,469	300	—	—	4,769
General and administrative	1,747	349	—	2,527	4,623
Research and development, net	2,326	185	1,334	—	3,845
Total operating expenses	8,542	834	1,334	2,527	13,237
Operating income (loss)	3,729	1,390	(1,334)	(2,527)	1,258
Interest income	18	9	—	252	279
Interest expense		—	—	2	2
Depreciation and amortization	884	43	43	4	974
Segment pre-tax income (loss)	3,175	1,373	(1,334)	(2,295)	919
Segment assets	83,497	11,210	4,883	6,136	105,726
Investment in long-lived assets	20,448	396	4,730	—	25,574

(1)	Personalized Medicine includes the operations of Arista, which was acquired on July 28, 2010 (see Note 3).

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Unallocated
		Sample	Personalized	Corporate
	IDD	Processing	Medicine(1)	Expenses	Total
	(In thousands)

For the six months ended June 30, 2011
Revenues	$49,656	$7,280	$168	$—	$57,104
Gross profit (loss)	25,727	3,929	(896)	—	28,760
Marketing and selling	9,514	642	1,779	—	11,935
General and administrative	3,274	800	1,461	5,105	10,640
Research and development, net	4,934	631	2,574	—	8,139
Gain on revaluation of contingent consideration	—	—	(1,225)	—	(1,225)
Total operating expenses	17,722	2,073	4,589	5,105	29,489
Operating income (loss)	8,005	1,856	(5,485)	(5,105)	(729)
Interest income	49	—	—	500	549
Interest expense	—	—	—	6	6
Depreciation and amortization	2,236	15	341	7	2,599
Segment pre-tax income (loss)	8,921	1,800	(5,492)	(5,001)	228
Segment assets	84,076	9,573	12,486	5,748	111,883
Investment in long-lived assets	26,741	4,087	12,165	—	42,993
For the six months ended June 30, 2010
Revenues	$45,017	$7,651	$—	$—	$52,668
Gross profit (loss)	23,528	4,221	—	—	27,749
Marketing and selling	8,612	584	—	—	9,196
General and administrative	3,284	762	—	4,314	8,360
Research and development, net	4,458	318	2,757	—	7,533
Gain on revaluation of contingent consideration	—	—	—	—	—
Total operating expenses	16,354	1,664	2,757	4,314	25,089
Operating income (loss)	7,174	2,557	(2,757)	(4,314)	2,660
Interest income	38	17	—	461	516
Interest expense	—	—	—	5	5
Depreciation and amortization	1,771	94	107	8	1,980
Segment pre-tax income (loss)	6,517	2,523	(2,757)	(3,785)	2,498
Segment assets	83,497	11,210	4,883	6,136	105,726
Investment in long-lived assets	20,448	396	4,730	—	25,574

(1)	Personalized Medicine includes the operations of Arista, which was acquired on July 28, 2010 (see Note 3).

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $18.6 million and $17.8 million during the six months ended June 30, 2011 and 2010, respectively.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Joint Development Agreement

On March 25, 2011 the Company entered into a Joint Development Agreement with Fujirebio Inc., one of the largest in-vitro diagnostics companies in Japan, for the co-development of the IRIS 3GEMStm Hematology Analyzer product line.

Terms of the agreement call for Fujirebio to contribute $6.0 million toward the costs of the joint development program, with an initial payment of $500,000 upon signing of the agreement in March 2011 and the balance to be paid in installments during the course of the development period based upon the achievement of certain milestones. The Company achieved a milestone in June 2011 and recorded an additional $500,000 due from Fujirebio as of June 30, 2011. These funds will be utilized to accelerate the 3GEMS Hematology Analyzer development program, which leverages IRIS’s proprietary image-based technology to automate the identification and characterization of blood cells, including an image-based expanded white blood cell differential, and is expected to significantly reduce the need for manual slide preparation and reviews. For the three and six months ended June 30, 2011, the Company recorded $500,000 and $1 million, respectively, as a reduction to research and development expenses in the Company’s consolidated statement of operations.

12.	Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date the financial statements were issued.

On July 22, 2011, the Company terminated its then existing credit facility and replaced it with a new credit facility entered into on July 27, 2011 with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders. The credit facility provides for borrowings of up to $15 million pursuant to revolving loans, acquired participations in letters of credit and swingline loans. The Company has not borrowed any amounts under the credit facility. All amounts under the revolving loans become due and payable on July 31, 2013. The credit facility has variable interest rates, which will change from time to time based on changes to either the applicable LIBOR rate or the lender’s prime rate. Interest is generally payable monthly in arrears. The Company’s obligations under this credit facility are secured by a lien on substantially all of the Company’s assets and those of its domestic subsidiaries. The credit facility contains several performance covenants, limitations on additional indebtedness, and customary default provisions, and all outstanding obligations under the facility may become immediately due and payable in the event of the Company’s default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of three operating units in three business segments as determined in accordance with FASB ASC Topic 280, Segment Reporting. Our in-vitro diagnostics segment, also called Iris Diagnostics Division (IDD), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. Our Personalized Medicine segment combines the research and development operations of our Iris Molecular Diagnostics and Arista Molecular, Inc. subsidiaries. Under this new segment we consolidate all operations for the development and commercialization of cancer diagnostic testing services and related products. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as, equipment for fluorescent in-situ hybridization (FISH).

Iris Diagnostics Division

Our core business is in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with more than 3,200 iQ microscopy analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of instruments, consumables and service. Revenues from instruments include global sales of urine microscopy analyzers and sales of chemistry analyzers. In September 2008, we released our proprietary iChemVELOCITY automated urine chemistry analyzer and a fully integrated urine microscopy and urine chemistry work-cell, called the iRICELL in some international markets. In March 2011, we received FDA clearance on our 510(k) application for these products and commenced selling them in the United States. Historically we sold our family of iQ analyzers integrated with an automated chemistry analyzer that were sourced from a Japanese manufacturer.

Our consumables revenues result from sales of chemical reagents, urine test strips, calibrators and controls. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty, and spare parts purchased by international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Recurring consumable and service revenues should continue to expand as the installed base of related instruments increases.

In the United States, France, Germany, and the United Kingdom sales of our urinalysis systems are direct to the end-user through our sales force. All other international sales are through independent distributors. International sales represented 33% and 34% of consolidated revenues for the six months ended June 30, 2011 and 2010, respectively. Since the majority of international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales, service and marketing costs for such sales.

Personalized Medicine

On July 28, 2010, we acquired Arista Molecular (“Arista”), a high complexity CLIA-certified molecular pathology laboratory offering differentiated, high value molecular diagnostic services in the rapidly growing field of personalized medicine. Pursuant to the terms of the merger agreement dated July 26, 2010, we acquired all the issued and outstanding stock for an amount in cash equal to $4.6 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through December 2013 (see discussion of gain on revaluation of contingent consideration below). We did not assume any outstanding options or warrants in connection with the acquisition. Arista operates under the Personalized Medicine reporting segment of the consolidated financial statements.

At the time of acquisition, Arista Molecular was an early-stage laboratory with limited commercial operations. In 2010, we focused the laboratory’s efforts to broaden its menu of diagnostic panels useful for the diagnosis, disease characterization, treatment and monitoring of cancer. We added testing for breast and prostate solid tumors beyond the existing lung and colorectal offering. In addition, we now offer flow cytometry for detection and monitoring of leukemia and lymphoma and FISH testing. Further, we are building the commercial infrastructure of the laboratory by adding sales and marketing personnel. With the expansion of the test menu and sales force, we expect the revenue contribution from this segment to improve in 2011, but continue to have a dilutive impact for the year.

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

On November 22, 2010, we acquired the assets of a multi-purpose, bench-top instrument platform for automating highly repetitive, manual laboratory protocols for FISH testing and other slide-based cytogenetic applications. The product acquisition is a natural extension to the successful ThermoBrite® DNA Hybridization System and in line with our entry into personalized medicine with emphasis on cancer diagnostics. The product prototypes and proprietary technology assets were purchased for $3.2 million in cash from BioMicro Systems, Inc. Although BioMicro Systems built and tested a working prototype, which proved the technical feasibility of the base technology, several elements of this technology platform require continued development in order to reach salability for the platform’s stated purpose.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	(In thousands)

Revenues
IDD instruments	$9,087	30%	$7,412	28%	$15,624	27%	$15,301	29%
IDD consumables and service	17,288	57%	15,325	57%	34,032	60%	29,716	56%
Sample Processing instruments and supplies	3,686	12%	3,951	15%	7,280	13%	7,651	15%
Personalized Medicine services	104	0%	—	0%	168	0%	—	0%

Total revenues	30,165	100%	26,688	100%	57,104	100%	52,668	100%

Gross profit(1)
IDD instruments	3,990	44%	2,733	37%	6,262	40%	5,554	36%
IDD consumable and service	10,097	58%	9,538	62%	19,465	57%	17,974	61%
Sample Processing instruments and supplies	2,004	54%	2,224	56%	3,929	54%	4,221	55%
Personalized Medicine services	(438)	NM %	—	0%	(896)	NM %	—	0%

Gross profit	15,653	52%	14,495	54%	28,760	50%	27,749	53%

Operating expenses
Marketing and selling	5,964	20%	4,769	18%	11,935	21%	9,196	17%
General and administrative	5,838	19%	4,623	17%	10,640	19%	8,360	16%
Research and development, net	4,504	15%	3,845	14%	8,139	14%	7,533	14%
Gain on revaluation of contingent consideration	—	0%	—	0%	(1,225)	(2)%	—	0%

Total operating expenses	16,306	54%	13,237	49%	29,489	52%	25,089	48%

Operating income (loss)	(653)	(2)%	1,258	5%	(729)	(1)%	2,660	5%
Other income	296		(339)		957		(162)

Income (loss) before income taxes	(357)	(1)%	919	4%	228	0%	2,498	5%
Income taxes(2)	(13)	4%	295	32%	49	21%	832	33%

Net income (loss)	$(344)	(1)%	$624	2%	$179	0%	$1,666	3%

(1)	Gross profit margin percentages are based on the related sales of each category.

(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Consolidated revenues for the second quarter ended June 30, 2011 increased 13% to $30.2 million as compared to $26.7 million in the prior year period. IDD urinalysis segment revenues increased 16% to $26.4 million in the second quarter of 2011 as compared to $22.8 million in the prior year quarter. IDD instruments revenues increased 23% to $9.1 million in the second quarter of 2011 as compared to $7.4 million in the prior year quarter. The increase in IDD instrument sales is primarily attributable to strong growth in domestic sales of both iChemVelocity and iRICELL workstations, following the recent FDA clearance of the iChemVelocity in March 2011. International instruments also experienced year over year growth primarily due to increased sales in the Asia Pacific and Latin America regions.

IDD consumables and service revenues increased 13% to a record $17.3 million in the second quarter of 2011 as compared to $15.3 million in the prior year quarter. The increase in both consumables and service revenue was primarily due to the larger installed base of instruments. In particular, we experienced an increase in sales of Japanese sourced chemistry strips due to higher utilization, and an increase in sales of our iChemVELOCITY strips as a result of increased placements of our iChemVELOCITY analyzer. We expect sales of our iChemVELOCITY strips to accelerate with the recent introduction of the iChemVELOCITY in the domestic market and planned availability in international markets that require FDA clearance prior to product registration in those markets.

Revenues from Sample Processing instruments and supplies decreased 7% to $3.7 million in the second quarter of 2011 as compared to $4.0 million in the prior year quarter. The decrease was primarily attributable to lower instrument sales to several of our OEM partners, partially offset by higher sales to our North American distributors.

Personalized Medicine revenues in the second quarter of 2011 totaled $104,000 as we continue to expand our test menu and build out our sales force. There were no revenues in this segment in the prior year period as Arista was purchased in July 2010.

Consolidated gross profit margin was 52% during the second quarter of 2011 compared to 54% in the prior year quarter. Excluding losses from the Personalized Medicine segment, consolidated gross margin was 54%. Decreases in consumables and service margins and Sample Processing gross margins were offset by an increase in IDD instrument margins.

The gross profit margin of our IDD instruments was 44% in the second quarter of 2011 as compared to 37% in the prior year quarter. The increase in instrument margins is primarily due to increased volume, which drove overhead efficiencies in our manufacturing operations, lower rework costs and regional mix as a greater proportion of our sales were in the U.S. market.

The gross margin of our IDD consumables and services decreased to 58% in the second quarter of 2011 from 62% in the prior year quarter. The decrease was primarily attributable to higher costs for Japanese sourced chemistry strips due to the appreciation of the Yen versus a year ago as well as an increase in service personnel to support our increasing installed base.

Gross profit margin for our Sample Processing segment was 54% during the second quarter of 2011 and 56% in the prior year quarter. The decrease was primarily due to product mix and lower overhead absorption.

Marketing and selling expenses increased to $6.0 million, or 20% of revenues, in the second quarter of 2011 as compared to $4.8 million, or 18% of revenues, for the second quarter of 2010. Excluding $862,000 of expenses related to Arista, which was not in the prior year period, marketing and selling expenses were 17% of revenues due to higher commissions from increased instrument sales and GPO fees of $140,000, and increased travel and trade show expenses of $134,000 and $52,000 in other miscellaneous items.

General and administrative expenses increased to $5.8 million, or 19% of revenues, in the second quarter of 2011, as compared to $4.6 million, or 17% of revenues, in the second quarter of 2010. Excluding $713,000 of expenses related to Arista, which was not in the prior year period, expenses were 17% of revenues due to an increase in stock based compensation expenses of $369,000, board cash compensation expense of $216,000 and an increase in bonus expense of $259,000. In the second quarter of 2011, our board of directors changed the composition of non-employee director compensation to a higher proportion of stock versus stock options to conserve options available for employee grants under our existing stock incentive plan. While the total compensation paid to non-employee directors remained the same, the change did cause us to recognize in the second quarter 100% of the equity compensation expense for non-employee directors. In previous periods, equity compensation expense was recognized over a twelve month period. We anticipate a decrease in equity compensation expense for non-employee directors over the future 12-month period. Additionally, we recognized $250,000 of bonus expense during the second quarter of 2011 related to a performance based cash award to our CEO upon his achievement of two critical 2010 milestones which were delayed into 2011. The above items were partially offset by a decrease in professional services, recruiting and other corporate expenses of approximately $390,000.

Research and development expenses increased to $4.5 million, or 15% of revenues in the second quarter of 2011, as compared to $3.8 million, or 14% of revenues, in the second quarter of 2010. The increase in research and development expense includes the development of the FISH testing bench-top platform for Sample Processing and IDD research and development expenses to support our 3GEMS urinalysis and hematology programs. The second quarter of 2011 R&D expense is net of a $500,000 payment from Fujirebio related to the achievement of a milestone in our 3GEMS Hematology joint development agreement.

Interest income decreased during the second quarter of 2011 to $272,000 from $279,000 during the second quarter of 2010, due primarily to the decrease in cash and cash equivalents partially offset by an increase in interest income from investment in sales-type leases.

Foreign exchange gains and other totaled $28,000 for the second quarter of 2011 as compared to a $589,000 loss in the prior year period, primarily resulting from the effect of favorable foreign currency fluctuations on U.S. dollar denominated intercompany balances.

Income tax during the second quarter of 2011 amounted to a benefit of 3.6% of pre-tax loss as compared to 32% of pre-tax income during the prior year period. The lower tax rate reflects the effects of permanent differences such as the gain on revaluation of contingent consideration which is not taxable for federal and state income tax purposes, as well as the impact of federal and state research and development tax credits, relative to the amounts of income projected for the year.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Consolidated revenues for the six months ended June 30, 2011 increased 8% to $57.1 million as compared to $52.7 million in the prior year period. IDD urinalysis segment revenues increased 10% to $49.7 million in the first half of 2011 as compared to $45.0 million in the prior year period. IDD instruments revenues increased 2% to $15.6 million in the first half of 2011 as compared to $15.3 million in the prior year period. The increase in IDD instrument sales is primarily attributable to the growth in the second quarter of 2011 as the first quarter included promotional discounts offered to domestic customers who bought a remanufactured version of the predecessor chemistry analyzers prior to the recent FDA clearance of iChemVELOCITY and iRICELL.

IDD consumables and service revenues increased 15% to $34.0 million in the first half of 2011 as compared to $29.7 million in the prior year period. The increase in both consumables and service revenue was primarily driven by the larger installed base of instruments. In particular, we experienced an increase in sales of Japanese sourced chemistry strips due to higher utilization, and an increase in sales of our iChemVELOCITY strips as a result of increased placements. We expect sales of our iChemVELOCITY strips to accelerate now that we are selling the iChemVELOCITY in the domestic market and planned availability in international markets that require FDA clearance prior to product registration in those markets.

Revenues from Sample Processing instruments and supplies decreased 5% to $7.3 million in the first half of 2011 as compared to $7.7 million in the prior year period. The decrease was primarily attributable to lower service and spare parts revenue and a non-recurring OEM order in the first half of 2010 for a product that we sold the manufacturing rights for to one of our major customers.

Personalized Medicine revenues in the first half of 2011 totaled $168,000 as we continue to expand our test menu and build out our sales force. There were no revenues in this segment in the prior year period as Arista was purchased in July 2010.

Overall gross profit margin was 50% during the first half of 2011 compared to 53% in the prior year period. Excluding losses from the Personalized Medicine segment, consolidated gross margin was 52%. The remaining 1% decrease was due to lower margins in IDD consumables and service and Sample Processing products, partially offset by an increase in IDD instrument margins.

The gross profit margin of our IDD instruments was 40% in the first half of 2011 as compared to 36% in the prior year period. The increase in instrument margins is primarily due to increased volume, which drove overhead efficiencies in our manufacturing operations, lower rework costs and regional mix as a greater proportion of our sales were in the U.S. market.

The gross margin of our IDD consumables and services decreased to 57% in the first half of 2011 from 61% in the prior year period. The decrease was primarily attributable to higher costs for Japanese sourced chemistry strips due to the appreciation of the Yen versus a year ago, as well as an increase in service personnel to support our increasing installed base.

Gross profit margin for our Sample Processing segment was 54% during the first half of 2011 and 55% in the prior year period. The decrease was primarily attributable to product mix and lower overhead absorption that occurred in the second quarter of 2011.

Marketing and selling expenses increased to $11.9 million, or 21% of revenues, in the first half of 2011 as compared to $9.2 million, or 17% of revenues, for the first half of 2010. Excluding $1.8 million of expenses related to Arista, which was not in the prior year period, expenses were 18% of revenues driven by additional personnel and related costs of $186,000, higher commissions on higher revenues and GPO fees of $310,000, and increased travel and trade show expenses of $465,000.

General and administrative expenses increased to $10.6 million, or 19% of revenues, in the first half of 2011, as compared to $8.4 million, or 16% of revenues, in the first half of 2010. Excluding $1.5 million of expenses related to Arista, expenses were 16% of revenue reflecting an increase in stock based compensation and board cash compensation of $515,000 and other personnel and related costs of $357,000.

Research and development expenses increased to $8.1 million, or 14% of revenues in the first half of 2011, as compared to $7.5 million, or 14% of revenues, in the first half of 2010. The increase in research and development expense includes the development of the FISH testing bench-top platform for Sample Processing, IDD research and development costs to support our 3GEMS urinalysis and hematology programs and assay development at Arista molecular. These were partially offset by a decrease in expenses related to our NADiA platform as we incurred costs in the prior year quarter associated with preparing our 510(k) submission of our prostate cancer test, NADiA ProsVue, to the FDA. The first half of 2011 R&D expense includes two payments totaling $1 million from Fujirebio related to our joint development agreement on the 3GEMS Hematology Analyzer which offsets research and development expenditures for this product.

Gain on revaluation of contingent consideration of $1.2 million recorded in the first half of 2011 is the result of the reduction in the fair value of the contingent consideration obligation associated with the acquisition of Arista. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods. The revised forecast projected revenues are significantly below targets for all three years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease of $1.2 million from December 31, 2010 to March 31, 2011. Consequently the Company recognized a gain on revaluation of contingent consideration for the six months ended June 30, 2011 (recorded in March 2011). As of June 30, 2011, the fair value of the contingent consideration remains zero.

Interest income increased during the first half of 2011 to $549,000 from $516,000 during the first half of 2010, due primarily to an increase in interest income from investment in sales-type leases.

Foreign exchange gains and other totaled $414,000 for the first half of 2011 as compared to a $692,000 loss in the prior year period, primarily resulting from the effect of favorable foreign currency fluctuations on U.S. dollar denominated intercompany balances.

Income tax during the first half of 2011 amounted to a provision of 21.5% of pre-tax income as compared to 33% during the prior year period. The lower tax rate reflects the effects of permanent differences such as the gain on revaluation of contingent consideration which is not taxable for federal and state income tax purposes, as well as the impact of federal and state research and development tax credits, relative to the amounts of income projected for the year.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IDD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At June 30, 2011, our cash and cash equivalents amounted to $20.8 million compared to $25.5 million at December 31, 2010.

In the past few years, we have faced adverse macro-economic forces, which have impacted our selling markets and the credit markets of our customers. At this point the impact from these forces are relatively mild, but in the future we may face the following challenges: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars, and an increase in requests for quotes for operating leases. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, or could lead to installment cash collection.

Operating Cash Flows.  Cash provided by operations for the six months ended June 30, 2011 was $0.1 million as compared to $5.3 million in the prior year period, primarily due to the decrease in net income adjusted for non-cash items and due to an increase in accounts receivable and inventories.

As of June 30, 2011, the number of days sales in accounts receivable increased to 74 days compared to 63 days for the prior year first half. The number of days sales in accounts receivable varies and may increase with extended payment terms to our international distributors and end users.

Investing Activities.  Cash used in investing activities totaled $4.9 million in the six months ended June 30, 2011 as compared to $2.2 million in the prior year period, primarily due to increased purchases of property and equipment resulting from an investment in leasehold improvements for the Company’s new research and development facility located in Chatsworth, CA.

Financing Activities.  Cash used in financing activities totaled $58,000 in the six months ended June 30, 2011 compared to $153,000 in the prior year period. Financing activities in both periods were primarily composed of settlement on restricted stock tax withholding.

We currently have a credit facility with a commercial bank consisting of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. The credit facility has variable interest rates, which will change from time to time based on changes to either the LIBOR rate or the lender’s prime rate. As of June 30, 2011, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of June 30, 2011, we were in compliance with these covenants.

On July 22, 2011, we terminated our then existing credit facility and replaced it with a new credit facility entered into on July 27, 2011 with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders. The credit facility provides for borrowings of up to $15 million pursuant to revolving loans, acquired participations in letters of credit and swingline loans. We have not borrowed any amounts under the credit facility. All amounts under the revolving loans become due and payable on July 31, 2013. The credit facility has variable interest rates, which will change from time to time based on changes to either the applicable LIBOR rate or the lender’s prime rate. Interest is generally payable monthly in arrears. Our obligations under this credit facility are secured by a lien on substantially all of our assets and those of our domestic subsidiaries. The credit facility contains several performance covenants, limitations on additional indebtedness, and customary default provisions, and all outstanding obligations under the facility may become immediately due and payable in the event of our default.

We believe that our current cash on hand, together with cash generated from operations and cash available under our new credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.

Off-Balance Sheet Arrangements

At June 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect the adoption of ASU 2011-02 to have a material impact on our financial statements as it only requires a change in the format of our current presentation.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides guidance on whether a restructuring constitutes a troubled debt restructuring. For public entities, the ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. For nonpublic entities, the ASU is effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early adoption is permitted. We do not expect the adoption of ASU 2011-02 to have a material impact on our financial statements.

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

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at June 30, 2011, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and, on occasion, other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

Foreign Currencies

We conduct business in certain foreign markets, primarily in the European Union and Asia. Our primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound. We are subject to certain foreign currency risks in the importation of goods from Japan and as a result of commercial operations in Europe and Asia. Our consumables purchases from a major Japanese IVD supplier are denominated in Japanese Yen. The impact from fluctuation in the Yen should decrease over time, as we now sell our own chemistry analyzer into the domestic market. All of our sales are denominated in U.S. Dollars with the exception of France, Germany, the United Kingdom and Ireland, where sales are denominated in Euros and British Pound. Fluctuations in the U.S. Dollar exchange rate for Japanese Yen, Euro and British Pound could result in increased costs for our key components and increased costs for commercial operations in Europe.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2011 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to such risk factors during the six months ended June 30, 2011.

Item 6.	Exhibits

Exhibit
Number		Description	Reference Document

10.1		Credit Agreement dated July 27, 2011 among IRIS International, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent..	(1)
10.2		Continuing Security Agreement dated July 27, 2011 between Arista Molecular, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	(2)
10.3		Continuing Security Agreement dated July 27, 2011 between StatSpin, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	(3)
10.4		Continuing Security Agreement dated July 27, 2011 between IRIS International, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	(4)
10.5		Continuing Security Agreement dated July 27, 2011 between IRIS Molecular Diagnostics, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	(5)
10.6		Continuing Security Agreement dated July 27, 2011 between IRIS Global Network, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	(6)
10	.7†	IRIS International, Inc. 2011 Inducement Incentive Plan.	(7)
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

*	Filed herewith

†	A management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 28, 2011.

(2)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed July 28, 2011.

(3)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed July 28, 2011.

(4)	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed July 28, 2011.

(5)	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed July 28, 2011.

(6)	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, filed July 28, 2011.

(7)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed June 10, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2011
IRIS INTERNATIONAL, INC.

By:	/s/ César M. García
César M. García
Chairman, President and Chief
Executive Officer

By:	/s/ Amin I. Khalifa
Amin I. Khalifa
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)