Form 10-Q
period 2011-09-30
IRIS INTERNATIONAL INC
filed 2011-11-09
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, the issuer had 17,894,127 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I:  FINANCIAL INFORMATION

Item 1.    Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	September 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$ 18,858	$ 25,531
Accounts receivable, net of allowance for doubtful accounts and sales returns of $559 and $453 at September 30, 2011 and December 31, 2010, respectively	23,264	20,733
Inventories	13,252	10,310
Prepaid expenses and other current assets	1,487	1,661
Investment in sales-type leases, current portion	3,999	3,578
Deferred tax asset	4,395	3,135

Total current assets	65,255	64,948

Property and equipment, net of accumulated depreciation of $16,805 and $14,491 at September 30, 2011 and December 31, 2010, respectively	13,871	12,035
Goodwill	2,451	3,957
Intangible assets, net of accumulated amortization of $492 and $529 at September 30, 2011 and December 31, 2010, respectively	6,097	9,345
Software development costs, net of accumulated amortization of $4,857 and $4,226 at September 30, 2011 and December 31, 2010, respectively	2,407	2,637
Deferred tax asset	2,495	2,615
Investment in sales-type leases, non-current portion	11,268	10,002
Other assets	1,262	1,070

Total assets	$105,106	$106,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 5,764	$ 5,795
Accrued expenses	8,476	7,513
Deferred service contract revenue, current portion	3,849	3,205

Total current liabilities	18,089	16,513
Deferred service contract revenue, non-current portion	47	71
Other long term liabilities	55	1,374

Total liabilities	18,191	17,958

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; authorized: 50,000 shares; issued and outstanding: 17,893 shares and 17,791 shares at September 30, 2011 and December 31, 2010, respectively	179	178
Preferred stock, $0.01 par value; authorized 1,000 shares: Callable Series C shares issued and outstanding: none	--	--
Additional paid-in capital	92,354	89,703
Other comprehensive income	(156)	140
Accumulated deficit	(5,462)	(1,370)

Total stockholders’ equity	86,915	88,651

Total liabilities and stockholders’ equity	$105,106	$ 106,609

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the three months ended September 30,
	2011	2010
Revenues
IDD instruments	$7,147	$6,806
IDD consumables and service	17,545	15,558
Sample processing instruments and supplies	3,358	3,335
Personalized medicine services	46	27

Total revenues	28,096	25,726

Cost of goods sold
IDD instruments	4,474	4,447
IDD consumables and service	7,492	6,425
Sample processing instruments and supplies	1,410	1,521
Personalized medicine services	572	174

Total cost of goods sold	13,948	12,567

Gross profit	14,148	13,159

Marketing and selling	5,635	4,956
General and administrative	4,220	4,202
Research and development, net	4,275	3,605
Impairment of assets	5,829	-
Restructuring expenses	1,770	-

Total operating expenses	21,729	12,763

Operating income (loss)	(7,581)	396

Other income (expense):
Interest income	278	328
Interest expense	(2)	(2)
Other income (expense)	(16)	856

Income (loss) before provision for income taxes	(7,321)	1,578

Provision for income taxes	(3,051)	654

Net income (loss)	$(4,270)	$924

Net income (loss) per share – basic	$(0.24)	$0.05

Net income (loss) per share – diluted	$(0.24)	$0.05

Weighted average common shares outstanding – basic	17,845	17,978

Weighted average common shares outstanding – diluted	17,845	18,044

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the nine months ended September 30,
	2011	2010
Revenues
IDD instruments	$22,772	$22,107
IDD consumables and service	51,577	45,274
Sample processing instruments and supplies	10,638	10,986
Personalized medicine services	213	27

Total revenues	85,200	78,394

Cost of goods sold
IDD instruments	13,836	14,194
IDD consumables and service	22,060	18,168
Sample processing instruments and supplies	4,761	4,950
Personalized medicine services	1,636	174

Total cost of goods sold	42,293	37,486

Gross profit	42,907	40,908

Marketing and selling	17,590	14,152
General and administrative	14,838	12,562
Research and development, net	12,414	11,138
Gain on revaluation of contingent consideration	(1,225)	-
Impairment of assets	5,829	-
Restructuring expenses	1,770	-

Total operating expenses	51,216	37,852

Operating income (loss)	(8,309)	3,056

Other income (expense):
Interest income	826	844
Interest expense	(8)	(7)
Other income (expense)	397	183

Income (loss) before provision for income taxes	(7,094)	4,076

Provision for income taxes	(3,003)	1,486

Net income (loss)	$(4,091)	$2,590

Net income (loss) per share – basic	$(0.23)	$0.14

Net income (loss) per share – diluted	$(0.23)	$0.14

Weighted average common shares outstanding – basic	17,793	17,947

Weighted average common shares outstanding – diluted	17,793	18,056

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(4,091)	$2,590
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of fixed assets	21	5
Gain on foreign currency remeasurement of intercompany balances	(385)	(105)
Gain on revaluation of contingent consideration	(1,225)	-
Deferred taxes	(1,419)	48
Tax benefit from stock option exercises	(66)	(48)
Depreciation and amortization	4,027	3,084
Stock based compensation	3,103	3,193
Impairment of assets	5,829	-
Changes in operating assets and liabilities:
Accounts receivable	(2,515)	(736)
Inventories	(2,902)	(1,469)
Prepaid expenses and other current assets	(16)	(725)
Investment in sales-type leases	(1,677)	(1,963)
Accounts payable	60	280
Accrued expenses	879	1,737
Deferred service contract revenue	639	845
Other liabilities	(97)	-

Net cash provided by operating activities	165	6,736

Cash flows from investing activities:
Acquisition of business	-	(4,630)
Purchase of assets from European distributor	-	(660)
Refund on acquisition of business	46	-
Acquisition of property and equipment	(6,361)	(2,029)
Software development costs capitalized	(419)	(554)

Net cash used in investing activities	(6,734)	(7,873)

Cash flows from financing activities:
Issuance of common stocks for cash	71	31
Settlement on restricted stock tax withholding	(243)	(239)
Repurchase of common stock	-	(1,551)
Tax benefit from stock option exercises	66	48

Net cash used in financing activities	(106)	(1,711)

Effect of exchange rate changes on cash and cash equivalents	2	(295)

Net decrease in cash and cash equivalents	(6,673)	(3,143)
Cash and cash equivalents at beginning of period	25,531	34,253

Cash and cash equivalents at end of period	$18,858	$31,110

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,231	$2,066
Cash paid for interest	$8	$7

Supplemental schedule of non-cash financing activities:

  During the nine months ended September 30, 2011, the Company disposed of property and equipment with a cost and accumulated depreciation of $498 and $477, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

IRIS International, Inc. (the “Company”) was incorporated in California in 1979 and reincorporated in 1987 in Delaware. IRIS International, Inc. consists of three operating units. The Company’s in-vitro diagnostics segment also called Iris Diagnostics Division (“IDD”), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. The Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as, equipment for fluorescent in-situ hybridization (FISH). The Personalized Medicine segment combines the research and development operations of Iris Molecular Diagnostics and the Company’s CLIA laboratory, Arista Molecular, Inc.. Under this segment we consolidate all operations for the development and commercialization of proprietary cancer diagnostic testing products and services and related technology.

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

Earnings Per Share – The Company computes and presents earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings per share. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2011 were 2,608,479 and 2,683,061 respectively. The weighted average number of outstanding antidilutive

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

common stock options excluded from the computation of diluted net income (loss) per common share for the three and nine months ended September 30, 2010 were 2,533,000 and 1,823,000, respectively. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)

Weighted average common shares outstanding - basic	17,845	17,978	17,793	17,947
Dilutive stock options and warrants	-	66	-	98
Dilutive restricted common shares and restricted stock units	-	-	-	11

Weighted average common shares outstanding - diluted	17,845	18,044	17,793	18,056

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

At September 30, 2011 and 2010, the Company did not have any foreign currency forward contracts. The Company entered into forward contracts for Japanese Yen beginning in October 2011.

Goodwill and Intangible Assets - Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Goodwill and intangible assets with indefinite lives, which consists of a CLIA license, are not amortized. Goodwill and intangible assets with indefinite lives are subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are evaluated in accordance with FASB ASC Topic 350, Intangibles- Goodwill and Other (“ASC 350”), based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value and discounted cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the three and nine months ended September 30, 2010, the Company did not record any impairment charges related to goodwill or intangible assets with indefinite lives. During the three and nine months ended September 30, 2011, the Company recorded goodwill impairment of $1.5 million (see Note 4, Restructuring and Impairment of Assets).

Intangible assets are initially measured at their fair value, determined either by the fair value of the consideration exchanged for the intangible asset, or the estimated discounted cash flows expected to

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

be generated from the intangible asset. Intangible assets with a finite life, such as core technology, customer relationships and non-compete agreements are amortized on a straight-line basis over their estimated useful life, ranging from 3 to 20 years. Intangible assets with a finite life are evaluated for impairment using the methodology set forth in FASB ASC Topic 360, Property, Plant and Equipment. Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. During the three and nine months ended September 30, 2010, no intangible asset impairment was recorded. During the three and nine months ended September 30, 2011, the Company recorded $2.9 million of intangible asset impairment (see Note 4, Restructuring and Impairment of Assets).

In determining the useful lives of intangible assets, the Company considers the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, market influences and other economic factors. For technology based intangible assets, the Company considers the expected life cycles of products which incorporate the corresponding technology.

Goodwill decreased $1.5 million primarily due to goodwill impairment during the three months ended September 30, 2011 (see Note 4, Restructuring and Impairment of Assets). All of the goodwill balance relates to the Personalized Medicine segment.

Foreign Currency Exchange Translation – The functional currencies of the Company’s foreign subsidiaries are primarily accounted for in their respective local currencies. The statements of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these subsidiaries are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses from certain intercompany transactions are recorded in foreign currency transaction gain (loss) in other income (expense). Transactions denominated in currencies other than the functional currency are recorded based on rates in effect at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses and are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized based upon settlement of the transactions. All other foreign currency gains and losses are also recorded in foreign currency transaction gain (loss) and other. The Company recognized net foreign currency transaction loss of $17,000 and gain of $397,000 for the three and nine months ended September 30, 2011. The Company recognized net foreign currency transaction losses of $856,000 and $164,000 for the three and nine months ended September 30, 2010. Such gains and losses were primarily attributable to volatility in the Euro and British Pound.

Foreign currency exchange gains (losses) related to intercompany balances were recorded in the Company’s statements of operations through September 30, 2011 as they represented short-term intercompany trade payables and receivables. On March 31, 2011, a substantial portion of the Company’s intercompany balances from its European subsidiaries were converted to promissory notes that are of a long-term investment nature (settlement of these notes is not planned or anticipated in the foreseeable future). As a result, foreign exchange gains and losses attributable to these promissory notes are recorded in stockholders’ equity as other comprehensive income (loss) beginning April 1, 2011.

Reclassifications – The Company reclassified amounts in segment and geographic information in prior periods to add the operating segment, Personalized Medicine (which is further described in the Segments and Geographic footnote), to conform to the presentation used in the current period. The Personalized Medicine composition includes the research and development operations of Iris Molecular

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

Diagnostics which had been included with the IDD segment in prior periods. These reclassifications had no impact on the Company’s previously reported income from operations, net income or basic or diluted earnings per share.

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

At September 30, 2011, the amount of the Company’s cash deposited in demand deposit accounts which are fully guaranteed by the Federal Deposit Insurance Corporation was $6.8 million. The rest of the cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

The Company derives most of its revenues from the sale of its urinalysis analyzers, and related supplies and services. Relatively modest declines in unit sales or gross margins could have a material adverse effect on the Company’s revenues and profits, respectively.

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

3.  Acquisition

On July 28, 2010, the Company acquired AlliedPath, Inc, a high complexity CLIA-certified molecular pathology laboratory. Pursuant to the terms of the merger agreement dated July 26, 2010, the Company acquired all the issued and outstanding stock of AlliedPath for an amount in cash equal to $4.6 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through December 2013. Subsequently, the earnout obligation was deemed to be zero as discussed further on the next page. We did not assume any outstanding options or warrants of AlliedPath in connection with the acquisition. AlliedPath, now called Arista Molecular, Inc. (“Arista”), is reported under the Personalized Medicine segment of the consolidated financial statements.

The aggregate consideration paid for the acquisition of Arista was as follows:

(in thousands)
Cash	$ 4,584
Fair value of contingent consideration	1,210

Total purchase price	$ 5,794

The aggregate consideration shown above reflects a $46,000 return of purchase price recorded during the nine months ended September 30, 2011.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 28, 2010.

(in thousands)
Current assets	$ 74
Property and equipment	523
Core technology	3,090
CLIA License	1,604
Customer relationships	6
Non-compete agreements	100
Goodwill	1,461
Other assets	31
Current liabilities	(316)
Lease obligations	(178)
Other liabilities	(61)
Deferred tax liability, net	(540)

Total purchase price	$ 5,794

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

Subsequent changes in the fair value of the contingent consideration are recognized as a gain or loss on revaluation of contingent consideration within operating expenses in the Company’s consolidated statement of operations. The Company considers the changes in the fair value of contingent consideration obligation at each reporting date based on changes in discount rates, timing and amount of revenue estimates and changes in probability assumptions with respect to the probability of achieving the obligations. Accretion expense related to the increase in net present value of the contingent liability is included in interest expense for the period. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods and well below the earn-out targets for all three years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease in the obligation of $1.2 million from December 31, 2010 to March 31, 2011. Consequently the Company recognized a gain on revaluation of contingent consideration for the nine months ended September 30, 2011 (recorded in March 2011). As of September 30, 2011, the fair value of the contingent consideration remained zero.

Property and equipment net book value was evaluated at approximately fair value on the acquisition date due to the nature and relative age of the assets acquired.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

Acquired property and equipment are depreciated on a straight-line basis with estimated remaining useful lives ranging from one year to five years. Intangible assets except the CLIA license are amortized on a straight-line basis with estimated remaining useful lives ranging from 3 years to 15 years reflecting the expected future value. The CLIA license is considered to have an indefinite useful life. The purchase was structured as a stock purchase therefore the value assigned to the core technology, CLIA license, customers relationships, non-compete agreements and goodwill is not deductible for tax purposes.

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

For Nine Months Ended September 30, 2010
(in thousands, except per share amount)

Revenue	$78,424
Net income (loss)	$896
Net income (loss) per basic and diluted share	$0.05

On November 22, 2010, the Company acquired the assets of a multi-purpose, bench-top instrument platform for automating highly repetitive, manual laboratory protocols for FISH (fluorescence in-situ hybridization) testing and other slide-based cytogenetic applications. The product acquisition is a natural extension to the successful ThermoBrite® DNA Hybridization System and in line with the Company’s entry into personalized medicine with emphasis on cancer diagnostics. The product prototypes and proprietary technology assets were purchased for $3.2 million in cash from BioMicro Systems, Inc. The new product platform was integrated into the Iris Sample Processing Division and it is expected to position IRIS as a major competitor in the high growth cytogenetic instrumentation market. This acquisition was recorded as an acquisition of assets determined not to be a business, since no workforce nor strategic management, operational or resource management processes were included in the purchase.

The purchase price of $3.2 million plus related asset acquisition costs of $94,000 was allocated as follows: $3.2 million to core technology, recorded in intangible assets, and $99,000 to property and equipment on the Company’s consolidated balance sheet. The purchase price allocation was based on estimates and available information. Although BioMicro Systems built and tested working prototypes, several elements of this platform required further enhancement in order to improve sale ability. Once the enhancements are completed, a useful life for the core technology will be determined and the core technology will be amortized over the useful life determined at that time.

4.  Restructuring and Impairment of Assets

In September 2011, the Company restructured its Personalized Medicine segment by downsizing and consolidating the molecular pathology laboratory operations of Arista Molecular, Inc., into Iris Molecular Diagnostics. The restructuring included personnel reduction as well as discontinuation of all non-proprietary testing services at the laboratory, the closure of Arista’s San Diego, CA laboratory facility and the relocation of the proprietary testing services to a downsized laboratory operation in Iris Molecular Diagnostics’ facility in Carlsbad, CA. Arista will retain all licenses and high-complexity CLIA

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

laboratory capabilities, as well as limited personnel to perform tests based on the Company’s NADiA platform and other proprietary technology, starting with NADiA ProsVue which attained FDA clearance on September 22, 2011.

The Company also restructured the research and development department within IDD to realign the department’s technical core competencies with the product pipeline in development. The total personnel reduction at Arista and IDD resulted in a reduction of approximately 10% of the total workforce of the Company.

The Company incurred restructuring costs of $1.8 million in the third quarter of 2011, substantially all of which will be cash expenditures consisting of severance and other employment termination costs of $0.7 million and contract termination and other associated costs of $1.1 million. The restructuring was completed on September 30, 2011. The restructuring expenses are presented as a separate line item under operating expenses in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2011. Of the total restructuring expenses of $1.8 million, $1.5 million relates to the Personalized Medicine segment and $0.3 million relates to the IDD segment.

As of September 30, 2011, the following table represents the details of the restructuring expenses:

	Severance and other termination costs	Contract termination and other costs	Total

		(in thousands)
Charges and adjustments to expense	$693	$1,077	$1,770
Cash payments	(193)	(85)	(278)
Non-cash adjustments	-	-	-

Accrual at September 30, 2011	$500	$992	$1,492

The remaining balance at September 30, 2011 is included in accrued liabilities. The Company expects to pay accrued severance and other termination costs through the remainder of 2011 and contract termination (consisting primarily of facility and equipment leases) and other costs under contract through 2013.

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions were recorded upon employee notification.

Furthermore, in connection with the restructuring of Arista, we incurred approximately $5.8 million of asset write-downs and impairment charges. The non-proprietary testing services which were discontinued represent the Arista business which was acquired in 2010 (see Note 3, Acquisition). Therefore, since the acquired non-proprietary laboratory business ceased operating, the entire balance of $1.5 million of goodwill and the remaining unamortized balance of $2.9 million of core technology, customer relationships and non-compete agreements arising from the acquisition of Arista were written down to zero as of September 30, 2011. Write-downs of property and equipment associated with the downsizing of Arista’s laboratory facility totaled $1.5 million. The asset write-downs and impairment charges are recorded as impairment of assets in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011. The entire amount of asset write-downs and impairment charges is reported in the Personalized Medicine segment.

The CLIA license arising from the acquisition of AlliedPath will be utilized to perform tests based on the Company’s proprietary platforms. The carrying value of the CLIA license is $1.6 million as

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

of September 30, 2011. Based on projections for NADiA as of September 30, 2011, the estimated fair value (determined based on discounted cash flows) exceeds the carrying amount of the CLIA license. Thus, the CLIA license is not impaired.

5.  Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010

	(in thousands)
Finished goods	$ 4,233	$ 3,423
Work-in-process	185	181
Raw materials, parts and sub-assemblies	8,834	6,706

Inventories	$ 13,252	$ 10,310

6.  Sales-type Leases

The components of net investment in sales-type leases consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Total minimum lease payments	$17,852	$16,044
Less: unearned income	(2,585)	(2,464)

Net investment in sales-type leases	15,267	13,580
Less: current portion	(3,999)	(3,578)

Net investment in sales-type leases, non-current portion	$11,268	$10,002

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years and thereafter:

Year Ending December 31,	(in thousands)
2011 (three months remaining)	$ 1,046
2012	3,896
2013	3,563
2014	3,230
2015	2,464
Thereafter	1,068

$ 15,267

Our leases are primarily to customers in the health care industry or to governments. We assess credit risk for all of our customers including those who lease equipment. Credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a quarterly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on company size, years in business, and other credit related factors (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; and iii) the customer has been in

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

business less than three years. Our lease receivables are collateralized by the equipment’s fair value, which mitigates our credit risk. The following table presents the risk profile by creditworthiness category of our sales-type lease receivables at September 30, 2011:

(in thousands)
Low risk	$ 13,871
Moderate risk	782
High Risk	614

$ 15,267

The balance of the allowance for uncollectible accounts for our sales-type leases was zero as of September 30, 2011. We determine the adequacy of our allowance for uncollectible accounts for sales-type leases based on an analysis of historical write-offs. There have been no write-offs of sales-type lease receivables for the three or nine months ended September 30, 2011 or 2010. As of September 30, 2011, the amount of sales-type leases which were past due was not significant and there were no impaired sales-type leases. Accordingly, there was no material risk of default with respect to sales-type leases as of September 30, 2011.

7.  Bank Credit Facility

On July 27, 2011, the Company entered into a new credit facility with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders. The credit facility provides for borrowings of up to $15 million pursuant to revolving loans, acquired participations in letters of credit and swingline loans. The Company has not borrowed any amounts under the credit facility. All amounts under the revolving loans become due and payable on July 31, 2013. The credit facility has variable interest rates based on changes to either the applicable LIBOR rate or the lender’s prime rate. Interest is generally payable monthly in arrears. The Company’s obligations under this credit facility are secured by a lien on substantially all of the Company’s assets and those of its domestic subsidiaries. The credit facility contains several performance covenants, limitations on additional indebtedness, and customary default provisions, and all outstanding obligations under the facility may become immediately due and payable in the event of the Company’s default.

On July 22, 2011, the Company terminated its previous credit facility with another commercial bank. This facility consisted of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. This credit facility had variable interest rates based on changes to either the LIBOR rate or the lender’s prime rate. Borrowings under the credit facility were secured by all of the Company’s assets and were scheduled to mature in June 2012 and June 2015, respectively.

As of September 30, 2011 and December 31, 2010, there were no borrowings under either the new or previous credit facility. The Company, however, is subject to certain financial and non-financial covenants under the new credit facility and as of September 30, 2011, the Company was in compliance with these covenants.

8.  Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the projected effective tax rate. Pursuant to FASB ASC Topic 740-270, at the end of each interim period, the Company estimates its tax provision based on the projected annual effective tax rate with adjustments for estimated permanent differences between book

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

and tax amounts. The treatment of the estimated permanent differences can have a significant impact on the Company’s income tax provision in interim periods. The effective tax rate for the three and nine months ended September 30, 2011 was 42%. The effective tax rates for the three and nine months ended September 30, 2010 were 41% and 36%, respectively.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes in the statements of operations in any future periods in which the Company must record such a liability. Since the Company has not recorded a liability at September 30, 2011, no amount of interest or penalties were recorded in the statement of financial condition or the statement of operations. Accordingly, there was no impact on the Company’s effective tax rate for such items. The Company does anticipate an increase of approximately $500,000 in its unrecognized tax benefits related to certain credit carryforwards anticipated to be generated within the next 12 months. The benefit of such items will be recorded through its statement of operations when recognized.

9.  Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, “Share-Based Payment,” which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three and nine months ended September 30, 2011 and 2010 includes incremental share-based compensation expense as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)

Cost of goods sold	$69	$90	$235	$278
Marketing and selling	138	151	424	526
General and administrative	319	533	1,822	1,764
Research and development	226	208	622	625

Stock-based compensation	$752	$982	$3,103	$3,193

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

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

The maximum number of shares available for grant under the 2011 Inducement Plan is 250,000 shares of common stock, which number of shares is subject to adjustment for certain corporate changes, as provided in the plan. The plan expires on September 30, 2013. The plan is administered by the Compensation Committee of the Company’s Board. As of September 30, 2011, 5,574 shares have been granted under the 2011 Inducement Plan.

The Company previously had other expired stock option plans which have remaining outstanding shares.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s existing stock option plans as of September 30, 2011:

	Number of Option Shares
	(in thousands)
Plan	Authorized	Exercised	Outstanding	Available for Grant

1994 Plan	700	680	20	-
1998 Plan	4,100	2,742	615	-
2007 Plan	3,300	2	1,950	476
2011 Plan	250	-	4	244

	8,350	3,424	2,589	720

Stock option activity during the nine months ended September 30, 2011 was as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except for per share amounts)
Outstanding at January 1, 2011	2,769	$12.26	4.8 years	$1,564
Granted	276	$9.82
Exercised	(27)	$2.64
Canceled or expired	(429)	$15.98

Outstanding at September 30, 2011	2,589	$11.48	3.9 years	$792

Exercisable at September 30, 2011	1,734	$12.00	3.2 years	$788

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on September 30, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on September 30, 2011. Total intrinsic value of options exercised for the nine months ended September 30, 2011 amounted to $172,000. As of September 30, 2011, total unrecognized stock-based compensation expense related to unvested stock options was $3,454,000, which is expected to be recognized over the remaining weighted average period of approximately 2.65 years.

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

	For the three months ended September 30,
	2011	2010

Risk free interest rate	1.10%	1.46%
Expected lives (years)	4.00	4.29
Expected volatility	50.1%	56.1%
Expected dividend yield	0%	0%

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

A summary of the Company’s non-vested stock options during the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except for fair value per share)

Non-vested options at January 1, 2011	1,127	$4.80
Granted	276	$4.07
Vested	(395)	$5.06
Forfeited	(153)	$4.15

Non-vested options at September 30, 2011	855	$4.56

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. However, non-employee directors are immediately vested on the grant date. Unvested restricted shares

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the nine months ended September 30, 2011 was as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(in thousands, except for fair value per share)
Non-vested shares at January 1, 2011	286	$10.89
Granted	205	$9.51
Vested	(152)	$10.33
Forfeited	(51)	$9.78

Non-vested shares at September 30, 2011	288	$10.40

Fair value of the Company’s restricted shares is based on the Company’s closing stock price on the date of grant. As of September 30, 2011, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $2,781,000 which is expected to be recognized over the remaining weighted average period of approximately 2.7 years.

10.  Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2011 or December 31, 2010.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

11.  Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services and under FASB ASC Topic 280, Segment Reporting, the Company operates in three segments: (1) Iris Diagnostics Division (IDD), (2) Sample Processing and (3) Personalized Medicine.

The IDD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of consumables and services necessary for the operation of installed urinalysis workstations. In the United States, these products are sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France, Germany and the United Kingdom.

The Sample Processing segment designs, develops, manufactures and markets a variety of bench-top centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology, urinalysis and DNA processing. These products are sold worldwide through distributors.

The Personalized Medicine segment operates a CLIA-certified laboratory focused on proprietary cancer diagnostic services. This segment also includes the research and development operations of Iris Molecular Diagnostics, or IMD.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The tables below present information about reported segments for the three and nine months ended September 30, 2011 and 2010:

	IDD	Sample Processing	Personalized Medicine(1)	Unallocated Corporate Expenses	Total
	(in thousands)
For the three months ended September 30, 2011

Revenues	$24,692	$ 3,358	$ 46	$ -	$28,096
Gross profit (loss)	12,726	1,948	(526)	-	14,148
Marketing and selling	4,489	422	724	-	5,635
General and administrative	1,505	370	554	1,791	4,220
Research and development, net	3,035	93	1,147	-	4,275
Impairment of assets	-	-	5,829	-	5,829
Restructuring expense	292	-	1,478	-	1,770
Total operating expenses	9,321	885	9,732	1,791	21,729
Operating income (loss)	3,405	1,063	(10,258)	(1,791)	(7,581)
Interest income	23	-	-	255	278
Interest expense	-	-	-	(2)	(2)
Depreciation and amortization	1,166	55	203	4	1,428
Segment pre-tax income (loss)	3,630	1,037	(10,259)	(1,729)	(7,321)
Segment assets	80,892	10,585	6,738	6,891	105,106
Investment in long-lived assets	26,381	4,656	6,319	-	37,356

For the three months ended September 30, 2010

Revenues	$22,364	$ 3,335	$ 27	$ -	$25,726
Gross profit (loss)	11,492	1,814	(147)	-	13,159
Marketing and selling	4,166	338	452	-	4,956
General and administrative	1,582	370	657	1,593	4,202
Research and development, net	2,228	186	1,191	-	3,605
Total operating expenses	7,976	894	2,300	1,593	12,763
Operating income (loss)	3,516	920	(2,447)	(1,593)	396
Interest income	81	6	-	241	328
Interest expense	-	-	-	(2)	(2)
Depreciation and amortization	906	43	153	2	1,104
Segment pre-tax income (loss)	4,689	900	(2,783)	(1,228)	1,578
Segment assets	77,538	12,021	10,727	6,760	107,046
Investment in long-lived assets	25,761	433	10,481	-	36,675

(1)  Personalized Medicine includes the operations of Arista, which was acquired on July 28, 2010 (see Note 3).

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

	IDD	Sample Processing	Personalized Medicine(1)	Unallocated Corporate Expenses	Total
			(in thousands)
For the nine months ended September 30, 2011

Revenues	$74,349	$10,638	$ 213	$ -	$85,200
Gross profit (loss)	38,453	5,877	(1,423)	-	42,907
Marketing and selling	13,999	1,087	2,504	-	17,590
General and administrative	4,779	1,148	2,016	6,895	14,838
Research and development, net	7,969	724	3,721	-	12,414
Gain on revaluation of contingent consideration	-	-	(1,225)	-	(1,225)
Impairment of assets	-	-	5,829	-	5,829
Restructuring expense	292	-	1,478	-	1,770
Total operating expenses	27,039	2,959	14,323	6,895	51,216
Operating income (loss)	11,414	2,918	(15,746)	(6,895)	(8,309)
Interest income	72	-	-	754	826
Interest expense	-	-	-	(8)	(8)
Depreciation and amortization	3,234	70	713	10	4,027
Segment pre-tax income (loss)	12,550	2,837	(15,751)	(6,730)	(7,094)
Segment assets	80,892	10,585	6,738	6,891	105,106
Investment in long-lived assets	26,381	4,656	6,319	-	37,356

For the nine months ended September 30, 2010

Revenues	$67,381	$10,986	$ 27	$ -	$78,394
Gross profit (loss)	35,019	6,036	(147)	-	40,908
Marketing and selling	12,684	921	547	-	14,152
General and administrative	4,625	1,132	898	5,907	12,562
Research and development, net	6,686	504	3,948	-	11,138
Total operating expenses	23,995	2,557	5,393	5,907	37,852
Operating income (loss)	11,024	3,479	(5,540)	(5,907)	3,056
Interest income	119	23	-	702	844
Interest expense	-	-	-	(7)	(7)
Depreciation and amortization	2,610	137	327	10	3,084
Segment pre-tax income (loss)	11,204	3,425	(5,540)	(5,013)	4,076
Segment assets	77,538	12,021	10,727	6,760	107,046
Investment in long-lived assets	25,761	433	10,481	-	36,675

(1)  Personalized Medicine includes the operations of Arista, which was acquired on July 28, 2010 (see Note 3).

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $27.7 million and $26.3 million during the nine months ended September 30, 2011 and 2010, respectively.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income tax is excluded from long-lived assets.

12.   Joint Development Agreement

On March 25, 2011, the Company entered into a Joint Development Agreement with Fujirebio Inc., one of the largest in-vitro diagnostics companies in Japan, for the co-development of the IRIS 3GEMS(TM) Hematology Analyzer product line.

Terms of the agreement call for Fujirebio to contribute $6.0 million toward the costs of the joint development program, with an initial payment of $500,000 upon signing of the agreement in March 2011 and the balance to be paid in installments during the course of the development period based upon the achievement of certain milestones. The Company achieved a milestone in June 2011 and received an additional $500,000 from Fujirebio for meeting this milestone. These funds will be utilized to accelerate the 3GEMS Hematology Analyzer development program, which leverages IRIS’s proprietary image-based technology to automate the identification and characterization of blood cells, including an image-based expanded white blood cell differential, and is expected to significantly reduce the need for manual slide preparation and reviews. For the three and nine months ended September 30, 2011, the Company recorded $0 and $1 million, respectively, as a reduction to research and development expenses in the Company’s consolidated statement of operations.

13.   Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated subsequent events through the date the financial statements were issued.

In October 2011, the Company achieved another milestone under its Joint Development Agreement with Fujirebio (see Note 12) for which it expects to receive an additional $500,000 from Fujirebio in the fourth quarter of 2011.

In October 2011, the Company received Conformité Européenne (CE) Mark for its NADiA ProsVue prognostic cancer test allowing it to be marketed in the European Union and in other countries that recognize the CE Mark.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of three operating units in three business segments as determined in accordance with FASB ASC Topic 280, Segment Reporting. Our in-vitro diagnostics segment, also called Iris Diagnostics Division (IDD), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. Our Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as, equipment for fluorescent in-situ hybridization (FISH). Our Personalized Medicine segment combines the research and development operations of Iris Molecular Diagnostics and our CLIA laboratory, Arista Molecular, Inc. Under this segment we consolidate all operations for the development and commercialization of proprietary cancer diagnostic tests and related technology, including ProsVue, our recent FDA cleared prognostic prostate test.

Iris Diagnostics Division

Our core business is in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with more than 3,400 iQ microscopy analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of instruments, consumables and service. Revenues from instruments include global sales of urine microscopy analyzers and sales of chemistry analyzers. In September 2008, we released our proprietary iChemVELOCITY automated urine chemistry analyzer and a fully integrated urine microscopy and urine chemistry work-cell, called the iRICELL in some international markets. In March 2011, we received FDA clearance on our 510(k) application for these products and commenced selling them in the United States. Historically, we sold our family of iQ analyzers integrated with an automated chemistry analyzer that was sourced from a Japanese manufacturer.

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

In the United States, France, Germany, and the United Kingdom sales of our urinalysis systems are direct to the end-user through our sales force. All other international sales are through independent distributors. International sales represented 33% and 34% of consolidated revenues for the nine months ended September 30, 2011 and 2010, respectively. Since the majority of international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales, service and marketing costs for such sales.

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

On November 22, 2010, we acquired the assets of a multi-purpose, bench-top instrument platform for automating highly repetitive, manual laboratory protocols for FISH testing and other slide-based cytogenetic applications. The product acquisition is a natural extension to the successful ThermoBrite® DNA Hybridization System and in line with our entry into personalized medicine with emphasis on cancer diagnostics. The product prototypes and proprietary technology assets were purchased for $3.2 million in cash from BioMicro Systems, Inc. Although BioMicro Systems built and tested working prototypes, several elements of this platform required further enhancement in order to improve sale ability.

Personalized Medicine

Our Personalized Medicine segment is leveraging our proprietary NADiA technology platform to develop ultra-sensitive and precise diagnostic tests to aid in the early detection of disease relapse and potentially provide better therapeutic outcomes.

In September 2011, we received 510(k) clearance for our NADiA ProsVue prognostic prostate cancer test. This test is indicated for use as a prognostic marker in conjunction with clinical evaluation as an aid in identifying post radical prostatectomy patients at reduced risk for recurrence of prostate cancer and therefore is expected to reduce unnecessary treatment of certain post-prostatectomy men. In October 2011, we received Conformité Européenne (CE) Mark for NADiA ProsVue, which allows it to be marketed in the European Union and other countries that recognize the CE Mark.

In September 2011, we also completed a restructuring of our Personalized Medicine division, which included downsizing and consolidating Arista Molecular’s operations into Molecular Diagnostics. As part of this restructuring, we discontinued non-proprietary testing services such as flow cytometry, FISH, cytology services and the non-proprietary molecular pathology menu. Arista will retain all licenses and high-complexity CLIA laboratory capabilities, as well as limited personnel to perform NADiA and other proprietary tests. The restructuring provides significant cost reductions and enhanced profitability in our business. For the three months ended September 30, 2011, we recognized restructuring expenses and impairment of asset charges of $1.5 million and $5.8 million, respectively. The simplification of our business model should allow us to concentrate our resources on our new product pipeline and other strategic initiatives. See Note 4, Restructuring and Impairment of Assets, in the accompanying notes to financial statements for more information about the restructuring of our Personalized Medicine segment.

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

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	(in thousands)
Revenues
IDD instruments	$7,147	25%	$6,806	27%	$22,772	27%	$22,107	28%
IDD consumables and service	17,545	62%	15,558	60%	51,577	61%	45,274	58%
Sample Processing instruments and supplies	3,358	12%	3,335	13%	10,638	12%	10,986	14%
Personalized Medicine services	46	0%	27	0%	213	0%	27	0%

Total revenues	28,096	100%	25,726	100%	85,200	100%	78,394	100%

Gross profit (1)
IDD instruments	2,673	37%	2,359	35%	8,936	39%	7,913	36%
IDD consumable and service	10,053	57%	9,133	59%	29,517	57%	27,106	60%
Sample Processing instruments and supplies	1,948	58%	1,814	54%	5,877	55%	6,036	55%
Personalized Medicine services	(526)	NM	(147)	NM	(1,423)	NM	(147)	NM

Gross profit	14,148	50%	13,159	51%	42,907	50%	40,908	52%

Operating expenses
Marketing and selling	5,635	20%	4,956	19%	17,590	21%	14,152	18%
General and administrative	4,220	15%	4,202	16%	14,838	17%	12,562	16%
Research and development, net	4,275	15%	3,605	14%	12,414	15%	11,138	14%
Gain on revaluation of contingent consideration	-	0%	-	0%	(1,225)	(1)%	-	0%
Impairment of assets	5,829	21%	-	0%	5,829	7%	-	0%

Restructuring expense	1,770	6%	-	0%	1,770	2%	-	0%

Total operating expenses	21,729	77%	12,763	50%	51,216	60%	37,852	48%

Operating income (loss)	(7,581)	(27)%	396	2%	(8,309)	(10)%	3,056	4%
Other income	260	1%	1,182	5%	1,215	1%	1,020	1%

Income (loss) before income taxes	(7,321)	(26)%	1,578	6%	(7,094)	(8)%	4,076	5%
Income taxes (2)	(3,051)	42%	654	41%	(3,003)	42%	1,486	36%

Net income (loss)	($4,270)	(15)%	$924	4%	($4,091)	(5)%	$2,590	3%

(1)   Gross profit margin percentages are based on the related sales of each category.

(2)   Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Consolidated revenues for the third quarter ended September 30, 2011 increased 9% to $28.1 million as compared to $25.7 million in the prior year period. IDD urinalysis segment revenues increased 10% to $24.7 million in the third quarter of 2011 as compared to $22.4 million in the prior year quarter. IDD instruments revenues increased 5% to $7.1 million in the third quarter of 2011 as compared to $6.8 million in the prior year quarter. The increase in IDD instrument sales is primarily attributable to strong growth in international sales, particularly in the Asia Pacific region.

IDD consumables and service revenues increased 13% to a record $17.5 million in the third quarter of 2011 as compared to $15.6 million in the prior year quarter. The increase in both consumables and service revenue was primarily due to the larger installed base of instruments. In particular, we experienced an increase in sales of Japanese sourced chemistry strips due to higher utilization, and an increase in sales of our iChemVELOCITY strips as a result of increased placements of our iChemVELOCITY analyzer. We expect sales of our iChemVELOCITY strips to accelerate with the introduction of the iChemVELOCITY in the domestic market and expected availability in additional international markets pending product registration in those countries.

Revenues from Sample Processing instruments and supplies increased slightly to $3.4 million in the third quarter of 2011 as compared to $3.3 million in the prior year quarter..

Personalized Medicine revenues were $46,000 in the third quarter of 2011 as compared to $27,000 in the prior year quarter.

Consolidated gross profit margin was 50% during the third quarter of 2011 compared to 51% in the prior year quarter. Excluding losses from the Personalized Medicine segment in both periods, consolidated gross margin was 52%. A two percent decrease in consumables and service margins was partially offset by an increase in IDD instrument margins and Sample Processing gross margins.

The gross margin of our IDD instruments was 37% in the third quarter of 2011 as compared to 35% in the prior year quarter. The increase in instrument margins is primarily due to increased volume, which drove overhead efficiencies in our manufacturing operations. This was partially offset by a higher proportion of international sales versus the prior year period, which are primarily sold to distributors at lower prices than direct sales in the domestic market.

The gross margin of our IDD consumables and services decreased to 57% in the third quarter of 2011 from 59% in the prior year quarter. The decrease was primarily attributable to higher costs for Japanese sourced chemistry strips due to the appreciation of the Yen versus a year ago, as well as an increase in service personnel to support our increasing installed base.

Gross margin for our Sample Processing segment was 58% during the third quarter of 2011 and 54% in the prior year quarter. The increase was primarily due to favorable product mix.

Marketing and selling expenses increased to $5.6 million, or 20% of revenues, in the third quarter of 2011 as compared to $5.0 million, or 19% of revenues, for the third quarter of 2010. The increase in marketing and selling expense includes $177,000 related to Arista, higher commissions from increased instrument sales of $121,000 and increased personnel and related costs of $261,000.

General and administrative expenses were flat at $4.2 million, or 15% of revenues, in the third quarter of 2011, as compared to $4.2 million, or 16% of revenues, in the third quarter of 2010. General and administrative expenses were flat year over year due to a decrease in expenses related to Arista of $344,000 versus the prior year period, offset by an increase in corporate general and administrative expense of $360,000 primarily due to additional hires.

Research and development expenses increased to $4.3 million, or 15% of revenues in the third quarter of 2011, as compared to $3.6 million, or 14% of revenues, in the third quarter of 2010. The increase in research and development expense is primarily due to expenses to support our 3GEMS urinalysis and hematology programs.

We incurred restructuring expenses of $1.8 million in the third quarter of 2011 related to downsizing and consolidating the molecular pathology laboratory operations of Arista Molecular, Inc., into Iris Molecular Diagnostics. We also incurred approximately $5.8 million of asset write-downs and impairment charges as a result of this restructuring. The impaired assets included goodwill of $1.5 million and core technology and other intangibles of $2.9 million arising from the 2010 acquisition of AlliedPath, Inc. Write-downs of property and equipment were $1.5 million. See Note 4, Restructuring and Impairment of Assets, in the accompanying notes to financial statements for more information about the restructuring of our Personalized Medicine segment.

Interest income decreased during the third quarter of 2011 to $278,000 from $328,000 during the third quarter of 2010, due primarily to the decrease in cash and cash equivalents partially offset by an increase in interest income from investment in sales-type leases.

Foreign exchange losses and other totaled $17,000 for the third quarter of 2011 as compared to an $856,000 gain in the prior year period. The prior period gain resulted primarily from the effect of favorable foreign currency fluctuations on U.S. dollar denominated intercompany balances.

Income tax during the third quarter of 2011 amounted to a benefit of 42% of pre-tax loss as compared to a provision of 41% of pre-tax income during the prior year period. The slightly higher tax rate reflects the effect of the write-off of non-deductible goodwill which offsets the favorable impact of research and development tax credits.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Consolidated revenues for the nine months ended September 30, 2011 increased 9% to $85.2 million as compared to $78.4 million in the prior year period. IDD urinalysis segment revenues increased 10% to $74.3 million in the first nine months of 2011 as compared to $67.4 million in the prior year period. IDD instruments revenues increased 3% to $22.8 million in the nine months of 2011 as compared to $22.1 million in the prior year period. The increase in IDD instrument sales is primarily attributable to the growth in the second and third quarter of 2011 due to the launch of iChemVELOCITY.

IDD consumables and service revenues increased 14% to $51.6 million in the first nine months of 2011 as compared to $45.3 million in the prior year period. The increase in both consumables and service revenue was primarily driven by the larger installed base of instruments. In particular, we experienced an increase in sales of Japanese sourced chemistry strips due to higher utilization, and an increase in sales of our iChemVELOCITY strips as a result of increased placements. We expect sales of our iChemVELOCITY strips to accelerate now that we are selling the iChemVELOCITY in the domestic market and planned availability in additional international markets that are currently pending product registration.

Revenues from Sample Processing instruments and supplies decreased 3% to $10.6 million in the first nine months of 2011 as compared to $11.0 million in the prior year period. The decrease was primarily attributable to lower service and spare parts revenue and a non-recurring OEM order in the first half of 2010 for a product that we sold the manufacturing rights for to one of our OEM partners.

Personalized Medicine revenues in the first nine months of 2011 increased to $213,000 as compared to $27,000 in the prior year period, which only included operations from Arista beginning in July 2010.

Overall gross margin was 50% during the first nine months of 2011 compared to 52% in the prior year period. Excluding losses from the Personalized Medicine segment in both periods, consolidated gross margin was 52%.

The gross margin of our IDD instruments was 39% in the first nine months of 2011 as compared to 36% in the prior year period. The increase in instrument margins is primarily due to increased volume, which drove overhead efficiencies in our manufacturing operations, lower rework costs and regional mix as a slightly greater proportion of our sales were in the U.S. market.

The gross margin of our IDD consumables and services decreased to 57% in the first nine months of 2011 from 60% in the prior year period. The decrease was primarily attributable to higher costs for Japanese sourced chemistry strips due to the appreciation of the Yen versus a year ago, as well as an increase in service personnel to support our increasing installed base.

Gross margin for our Sample Processing segment was flat at 55% during the first nine months of 2011 and in the prior year period.

Marketing and selling expenses increased to $17.6 million, or 21% of revenues, in the first nine months of 2011 as compared to $14.2 million, or 18% of revenues, for the first nine months of 2010. The increase includes $2 million related to Arista, additional personnel and related costs of $441,000, higher commissions on higher revenues and GPO fees of $432,000, and increased travel and trade show expenses of $515,000.

General and administrative expenses increased to $14.8 million, or 17% of revenues, in the first nine months of 2011, as compared to $12.6 million, or 16% of revenues, in the first nine months of 2010. The increase includes $1 million related to Arista and $1 million related to an increase in non-Arista personnel.

Research and development expenses increased to $12.4 million, or 15% of revenues in the first nine months of 2011, as compared to $11.1 million, or 14% of revenues, in the first nine months of 2010. The increase in research and development expense includes the development of the FISH testing bench-top platform for Sample Processing, IDD research and development costs to support our 3GEMS urinalysis and hematology programs and assay development at Arista molecular. The first nine months of 2011 R&D expense includes two payments totaling $1 million from Fujirebio related to our joint development agreement on the 3GEMS Hematology Analyzer which offsets research and development expenditures for this product.

Gain on revaluation of contingent consideration of $1.2 million recorded in the first nine months of 2011 is the result of the reduction in the fair value of the contingent consideration obligation associated with the acquisition of Arista. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods. The revised forecast projected revenues were significantly below targets for all three years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease of $1.2 million from December 31, 2010 to March 31, 2011. Consequently the Company recognized a gain on revaluation of contingent consideration for the nine months ended September 30, 2011 (recorded in March 2011). As of September 30, 2011, the fair value of the contingent consideration remained at zero.

We incurred restructuring costs of $1.8 million for the nine months ended September 30, 2011 related to downsizing and consolidating the molecular pathology laboratory operations of Arista Molecular, Inc., into Iris Molecular Diagnostics. We also incurred approximately $5.8 million of asset write-downs and impairment charges. The impaired assets included goodwill of $1.5 million and core technology and other intangibles of $2.9 million arising from the acquisition of Arista Molecular. Write-downs of property and equipment were $1.5 million. See Note 4, Restructuring and Impairment of Assets, in the accompanying notes to financial statements for more information about the restructuring of our Personalized Medicine segment.

Interest income decreased slightly during the first nine months of 2011 to $826,000 from $844,000 during the first nine months of 2010, due primarily to the decrease in cash and cash equivalents partially offset by an increase in interest income from investment in sales-type leases.

Foreign exchange gains and other totaled $397,000 for the first nine months of 2011 as compared to an $182,000 in the prior year period, primarily resulting from the effect of favorable foreign currency fluctuations on U.S. dollar denominated intercompany balances.

Income tax during the first nine months of 2011 amounted to a benefit of 42% of pre-tax income as compared to a provision of 36% during the prior year period. The higher tax rate reflects the effect of the write-off of non-deductible goodwill which offsets the favorable impact of research and development tax credits.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IDD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At September 30, 2011, our cash and cash equivalents amounted to $18.9 million compared to $25.5 million at December 31, 2010.

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

Operating Cash Flows. Cash provided by operations for the nine months ended September 30, 2011 was $0.2 million as compared to $6.7 million in the prior year period, primarily due to the decrease in net income resulting from losses at Arista adjusted for non-cash items and an increase in accounts receivable and inventory.

As of September 30, 2011, the number of days sales in accounts receivable increased to 75 days compared to 66 days for the prior year first nine months. The number of days sales in accounts receivable varies and has increased with extended payment terms to our international distributors and end users.

Investing Activities. Cash used in investing activities totaled $6.7 million in the nine months ended September 30, 2011 as compared to $7.9 million in the prior year period. In 2011, investing activities primarily consisted of the $4.3 million increase in investment in leasehold improvements for our new research and development facility located in Chatsworth, CA . In 2010, the Company used $4.6 million in cash for the acquisition of Arista and $0.7 million for the purchase of assets from a European distributor.

Financing Activities. Cash used in financing activities totaled $106,000 in the nine months ended September 30, 2011 compared to $1.7 million in the prior year period. Financing activities in 2011 primarily were composed of settlement on restricted stock tax withholding. In the first nine months of 2010, the Company repurchased 175,196 shares of its common stock for $1.6 million.

On July 27, 2011, we entered into a new credit facility with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders. The credit facility provides for borrowings of up to $15 million pursuant to revolving loans, acquired participations in letters of credit and swingline loans. We have not borrowed any amounts under the credit facility. All amounts under the revolving loans become due and payable on July 31, 2013. The credit facility has variable interest rates based on changes to either the applicable LIBOR rate or the lender’s prime rate. Interest is generally payable monthly in arrears. Our obligations under this credit facility are secured by a lien on substantially all of our assets and those of our domestic subsidiaries. The credit facility contains several performance covenants, limitations on additional indebtedness, and customary default provisions, and all outstanding obligations under the facility may become immediately due and payable in the event of our default. As of September 30, 2011, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of September 30, 2011, we were in compliance with these covenants.

On July 22, 2011, we terminated our previous credit facility with another commercial bank. This facility consisted of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. This credit facility had variable interest rates based on changes to either the LIBOR rate or the lender’s prime rate.

We believe that our current cash on hand, together with cash generated from operations and cash available under our new credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.

Off-Balance Sheet Arrangements

At September 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles- Goodwill and Other (Topic 350)- Testing Goodwill for Impairment. ASU 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not expect the adoption of ASU 2011-05 to have a material impact on our financial statements as it only requires a change in the format of our current presentation.

In April 2011, the FASB issued ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides guidance on whether a restructuring constitutes a troubled debt restructuring. For public entities, the ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. For nonpublic entities, the ASU is effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2011-02 did not have a material impact on our financial statements.

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

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at September 30, 2011, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and, on occasion, other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended September 30, 2011 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to such risk factors during the nine months ended September 30, 2011.

Item 6.	Exhibits

Exhibit Number	Description	Reference Document

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

101.INS**	XBRL Instance Document	*

101.SCH**	XBRL Taxonomy Extension Schema Document	*

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
Chairman, President and Chief
Executive Officer

	By:	/s/ Amin I. Khalifa
Amin I. Khalifa
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)