Form 10-K
period 2011-12-31
IRIS INTERNATIONAL INC
filed 2012-03-12
CIK 319240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐        No  ☑

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant on June 30, 2011 was approximately $179 million based upon the closing price of $9.99 per share of its common stock as reported on the NASDAQ Global Market on such date.

The registrant had 17,888,511 shares of common stock outstanding on June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered on this Form 10-K are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

IRIS INTERNATIONAL, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2011

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

Item 1. Business

Company Overview

We are a leading manufacturer of automated in vitro diagnostic systems (IVD), sample processing products and high-value personalized diagnostics tests for use in hospitals and laboratories worldwide. Our IVD products analyze the chemistry and morphology of cells and sediments in a variety of body fluids. Our IVD products leverage our strengths in flow imaging technology, particle recognition and automation to bring efficiency to the hospital and commercial laboratories. The initial applications for our technology have been in the urinalysis market and we are the leading worldwide provider of automated urine microscopy and chemistry systems, with approximately 3,600 systems sold in over 50 countries. We are expanding our core imaging and morphology expertise into related markets, including applications in hematology and body fluids. In addition, our personalized medicine group operates a high complexity CLIA-certified laboratory for the further development and commercialization of our NADiA ultra-sensitive nucleic acid detection immunoassay platform, with applications in oncology and infectious disease.

Historically, we have predominantly focused on developing, manufacturing and commercializing in vitro diagnostics instruments and consumables for urinalysis, including our flagship iQ® analyzers, a family of fully-automated, image-based bench-top analyzers for urine microscopy. Urine microscopy is the visualization and identification of cells and other sediments in urine. The iQ analyzer uses a proprietary flow microscope and image-analysis software that captures the morphology of cells and sediment in urine and serous fluids, and assists in their identification and classification. Our systems are designed to provide users with faster, more complete and more consistent results, while substantially reducing hands-on time spent by laboratory technicians and turnaround time, as compared to traditional manual methods.

The iQ analyzer can be seamlessly integrated with an automated urine chemistry analyzer to simultaneously perform urine microscopy and chemistry testing in a fully automated manner. Our proprietary iChem®VELOCITY® automated urine chemistry analyzer and a fully integrated urine microscopy and urine chemistry work-cell, called the iRICELL received FDA 510(k) clearance in March 2011 and immediately thereafter, we commenced selling these new products in the United States. Historically, in the U.S. we sold our family of iQ analyzers integrated with an automated chemistry analyzer that was sourced from a Japanese manufacturer.

We intend to solidify our leadership position in the urinalysis market, as well as enter into several adjacent markets with our product pipeline under development. To maintain our market position in urinalysis, we continue to implement improvements to our existing product lines, including enhancing our data analysis and productivity tools for our iRICELL systems, such as Edit Free Release Technology to improve turnaround time and iWare to enhance the interface to laboratory information systems, or LIS. These enhancements also allow more effective management of resources and costs in the screening of diseases such as urinary tract infection. In addition, late in 2011 we launched the iRICELL1500 in the United States, the first fully automated urine testing solution to address the specific needs of lower volume laboratories performing fewer than 70 urine tests per day.

We are also developing our 3GEMS™ (Third Generation Morphology System) platform, which will serve as the basis for our next generation products in urinalysis and an emerging pipeline of hematology products. These 3GEMS hematology products, currently in development, use image-based technology to automate the identification and characterization of blood cells. We believe an automated hematology analyzer using our proprietary imaging technology and software recognition capabilities will provide significant improvements in the identification of abnormal blood cells, including an automated, image-based expanded white blood cell differential analysis and other abnormal cell morphology. Like our urine microscopy products, these new hematology products by virtue of IRIS’s inherent capabilities to capture and analyze images are expected to significantly reduce the need for manual slide preparation and reviews under a microscope, increasing the efficiency and efficacy of what is currently a subjective and highly labor-intensive process.

Our Sample Processing group markets and develops centrifuges, DNA processing workstations and sample processing consumables. Our StatSpin® brand bench-top centrifuges are used for specimen preparation in coagulation, cytology, chemistry and urinalysis. Our worldwide markets include medical institutions, commercial laboratories, clinics, doctors’ offices, veterinary laboratories and research facilities. As a product line extension to our manual ThermoBrite DNA processing station, in December 2011 we announced the introduction of our new ThermoBrite® Elite Automated Laboratory Assistant, which we plan to launch in the first quarter of 2012. This new product platform provides automation for FISH (fluorescence in-situ hybridization) testing. Our Sample Processing products are sold worldwide primarily through distributors and incorporated into our OEM partners’ products.

We believe a significant driver in the future growth of diagnostics will be in personalized medicine, meaning the ability to analyze the molecular make-up of an individual patient’s cancer and assess disease progression in order to more precisely prescribe appropriate treatment. Our proprietary molecular diagnostics platform called NADiA has the ability to measure proteins below the detection thresholds of current immunoassay and molecular diagnostic methods. We believe our proprietary diagnostic products will address the need for increased sensitivity in the monitoring of disease enabling personalized treatment of cancers.

In September 2011, the FDA cleared our first NADiA assay: NADiA ProsVue™, an ultra-sensitive, blood-based test designed to be a prognostic indicator of post-prostatectomy patients at reduced risk of prostate cancer recurrence. NADiA ProsVue uses a threshold based on the slope of three successive test measurements of residual amounts of total prostate specific antigen, or tPSA, which are typically under the limit of detection of ELISA-based ultra-sensitive tPSA assays. In October 2011, we received Conformité Européenne (CE) Mark. The ProsVue commercialization strategy consists of an initial targeted direct sales approach focused on key opinion leaders and high volume urologists through our CLIA laboratory, followed by potential collaborations with major laboratories and diagnostic partners.

In September 2011, we also completed a restructuring of our Personalized Medicine division, which included downsizing and consolidating our CLIA certified laboratory operations into Iris Molecular Diagnostics. As part of this restructuring, we discontinued non-proprietary testing, but retained all licenses and high-complexity CLIA laboratory capabilities, as well as limited personnel to perform NADiA and other proprietary tests.

Market Overview and Opportunity

The global market for IVD was estimated at approximately $44 billion in 2010 and is expected to grow in the mid-single digits annually. IVD manufacturers provide products and services to the clinical laboratory industry, which is confronted with significant challenges in the current market. Healthcare professionals are demanding improved turnaround time for diagnostic tests, greater sensitivity and lower costs. To improve accuracy, productivity and efficiency, many laboratories are turning to automated methods to perform these tests.

Moreover, automated testing solutions better position laboratories to cope with the declining number of certified medical technologists available to perform tests.

Currently, we participate primarily in the urinalysis segment of the IVD market which we estimate is approximately $650 million. With the development of our hematology product, we will be able to enter a significantly larger market estimated at approximately $2.0 billion. In addition, with our expansion into molecular diagnostics, we have the opportunity to participate in the personalized medicine market. PricewaterhouseCoopers estimates the molecular diagnostics market in 2009 was $3 billion with a 15% growth rate. We believe we are well positioned to experience growth in this segment, which will include sales of our proprietary molecular tests utilizing our NADiA assays and licensing of our proprietary test platforms and technology.

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

Urine Chemistry and Microscopy Market Overview

Urine chemistry consists of a panel of tests that identifies various chemical analytes in urine, while urine microscopy analyzes the microscopic solid particles and cells suspended in urine. Urine chemistry comprises the majority of the urinalysis market and is broadly used, with limited differentiation between products. Traditional urine microscopy is used less routinely because as a manual process it is time consuming and requires a trained medical technician to characterize sediments and cells based on their morphology. In order to reduce costs, many laboratories perform manual urine microscopy only in response to results from an initial urine chemistry test despite evidence that urine microscopy can provide a more reliable clinical diagnosis. The commercial success of our iQ analyzer is attributable to its capability to image and accurately identify particles and cells suspended in urine in a time-efficient manner eliminating manual microscopic examination.

Of the $650 million urinalysis segment, urine chemistry represented approximately $490 million and automated urine microscopy represented approximately $160 million, but growing at a much faster rate than the other urinalysis sub-segments. We estimate there are approximately 17,000 sites performing greater than 40 microscopy tests per day on a global basis including approximately 6,000 in China. These higher volume sites represent a significant opportunity for us, because they would benefit from the automation and consolidation of their urine chemistry and microscopy procedures. We believe the full automation and integration of results brought by the iQ product platform has accelerated the adoption of automated urine microscopy as a routine test. We believe approximately 50% of these targeted global sites continue to perform manual microscopy procedures. The penetration of automated urine microscopy analyzers varies significantly from country to country.

Limitations in Urine Chemistry and Microscopy

Current manual testing of urine and body fluids requires the clinical laboratory to split samples, perform automated and manual procedures and consolidate the separate results into one report. Moreover, the manual procedure for microscopy requires a qualified medical technician to accurately categorize particles and cells observed under the microscope. Therefore, these tests represent both time and cost intensive procedures for the clinical laboratory. Further, the inherent variability in sample preparation limits the quantitative and qualitative accuracy of the diagnostic result. The manual nature of urine microscopy procedures coupled with the lack of qualified personnel represent a significant market opportunity. However, the challenge remains to compete for capital for urinalysis automation versus other disciplines of the laboratory.

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

According to Global Industry Analysts, Inc., the hematology market was approximately $2.0 billion in 2011 and growing approximately 2% to 3% per year driven primarily by system replacement sales and a small increase in test volume. Over the past 15 years, innovation within this market has been limited to automation of slide making and staining and algorithmic improvements to aid in the interpretation of results.

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

According to a 2006 study conducted by the College of American Pathologists, of the 263 US laboratories surveyed, an average of 29% of automated CBCs required a manual review, scan or differential and this percentage dramatically increased depending on the pathology of the patient population. IRIS also confirmed this manual review rate, independently through a survey. Since the hematology market is dominated by a few large companies that typically compete on their ability to marginally reduce manual review rates, we believe there is significant opportunity to offer an automated image-based instrument that has the ability to identify immature white blood cells and other anomalies in a systematic fashion and to reduce significantly the number of manual reviews performed.

Sample Processing

Sample Processing Market Overview

Nearly every patient specimen presented to a clinical laboratory for testing requires some sort of sample processing before analysis. These samples include cytologic (blood, urine and other body fluids), histologic (tissue biopsies), and other materials which may need to be separated into its different constituents. In the United States, there are over 180,000 testing sites where sample processing occurs, including hospital laboratories, independent laboratories, doctor’s offices, health maintenance organizations and community clinics.

Although testing is performed on many different types of samples, most tests are performed on blood specimens that require separation in a centrifuge. The centrifuge market comprises five segments including non-refrigerated bench-top, refrigerated bench-top, floor, high-speed and ultra-centrifuges. According to Strategic Directions International, the worldwide market for sample processing centrifuges in 2010 was estimated at $660 million, of which the market for non-refrigerated bench-top centrifuges, the market segment we serve, is estimated at approximately $100 million. To improve laboratory productivity and sample turnaround time, the trend has been towards smaller and faster bench-top models and away from large capacity floor models which have longer processing time per batch. This represents a significant opportunity for our Express line of bench-top centrifuges.

FISH (fluorescence in situ hybridization) is a cytogenetic technique that uses nucleic acid probes, which are segments of labeled DNA that are designed to hybridize or bind to the target DNA of a positive specimen. The probes are labeled with fluorescent or chromogenic molecules to enable the identification of genetic abnormalities, providing valuable information about cancer and other genetic diseases. With the increasing rate of adoption of FISH testing as standard protocol for cancer diagnostics development and application, laboratories performing as few as 10 tests per day are requiring a higher level of automation and standardization. Management estimates there are over 4,000 laboratories in the clinical and research market performing FISH testing and provides a large market opportunity for the recently introduced ThermoBrite Elite automated FISH processing system.

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

In regards to FISH, the majority testing is performed manually and requires a significant amount of a skilled laboratory technician’s time and expertise. FISH procedures require numerous steps, including the successive immersion of slides in various reagents for specific time periods. These protocols are time sensitive and can take up to four to six hours of hands-on processing time. As such, a technician cannot devote attention to other laboratory tasks specifically during the pre-hybridization phase as they may risk ruining a precious patient sample. The increasing demand for these types of tests and the declining number of CLIA-certified technologists to perform them creates a significant market opportunity for the automation of FISH testing.

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

Our Products

Our commercialized products and product pipeline comprise three main categories: morphology, sample processing and personalized medicine. Our morphology category includes all urinalysis and hematology products consisting of our commercialized urine chemistry and microscopy products, as well as our development-stage products such as our 3GEMS urinalysis and hematology analyzers. Our sample processing category develops and markets small centrifuges and other processing equipment and accessories for rapid specimen processing. Our personalized medicine category consists of our 510(k) cleared ProsVue prostate cancer test and other development-stage products that utilize our NADiA technology for ultra-sensitive detection of proteins for monitoring cancer and infectious disease applications. The following table is a summary of our major commercialized and in-development products.

Major Products	Status	Description
Morphology and Related Products
iQ analyzers (Sprint, Elite, Select)	Marketed	Fully-automated urine microscopy and body fluids analyzer
iQ Body Fluids Module	Marketed
Optional iWare Software	Marketed
iChemVELOCITY	Launched 1Q11 in US and other markets requiring 510(k) clearance	Fully-automated urine chemistry analyzer
Launched internationally: 3Q2008
iRICELL (Pro and Plus versions of 3000, 2000 and 1500)	Launched 1Q11 in US and other markets requiring 510(k) clearance	Integrated iQ and iChemVELOCITY workcell
Launched internationally: 3Q2008
3GEMS Urinalysis and Body Fluids	In development	Next generation urine microscopy and body fluids analyzer
3GEMS Hematology	In development	Complete blood count, white blood cell count with expanded differentials and red blood cell and platelet morphology

Sample Processing
Express centrifuge line	Marketed	Centrifuges for clinical diagnostic market
ThermoBrite Elite	Launching 1Q12	Benchtop platform for automating slide based procedures for FISH testing. A version with expanded functionality and capacity is in development.
ThermoBrite	Marketed	DNA workstation for FISH procedures
Cytofuge 2	Marketed	Centrifuge used for thin layer cell preparation
Cytofuge 12	Marketed	12 placement centrifuge used for thin layer cell preparation
IDEXX Drive	Marketed	For internal use in IDEXX chemistry analyzers
IDEXX whole blood separator	Manufacturing rights licensed to IDEXX	Consumable used in IDEXX chemistry analyzers
OvaTube	Marketed	Ova and parasite testing for veterinarian market

Personalized Medicine
NADiA ProsVue	Launched 1Q12	Prognosticate stable prostate cancer patients after radical prostatectomy

NADiA ProsVue - Expanded Applications	In Development	To enable a larger patient base to be monitored for a longer period post-prostatectomy
NADiA CECs	In feasibility	Detect circulating epithelial cells to monitor cancer progression
NADiA HIV	Feasibility complete Pursuing licensing partners	Monitoring HIV viral load during anti-retroviral therapy

Morphology and Related Products

Cell morphology is the science of cell form and structure. Our morphology segment utilizes our proprietary imaging technology to identify cells and particles in a fully automated manner. In the urinalysis market, we offer urine microscopy analyzers and urine chemistry instruments on a standalone and integrated basis. As part of our 3GEMS Third Generation Morphology program, we are developing a next-generation urine microscopy analyzer and an image-based hematology analyzer.

Automated Urine Microscopy Analyzers

Our flagship product is the family of iQ urine microscopy analyzers. Our iQ technology platform utilizes proprietary image flow cytometry and software to achieve significant reductions in cost and processing time as compared to manual urine microscopy. Our technology enables high speed digital processing to classify and display images of microscopic particles in an easy-to-view graphical user interface. We believe our iQ product line has numerous benefits over competing products, including increased accuracy, digital imaging of particles and fully automated analysis of urine and body fluids and lower manual review rates of abnormal samples.

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

In 2010, we also introduced the iRICELL® Plus and the iRICELL® Pro integrated urinalysis workstations which we believe delivers significant workflow enhancements and productivity to the laboratory. In addition, we launched iWARE™, an optional, expert software product that further enhances laboratory productivity by enabling real-time patient validation based on lab-defined verification rules for urine chemistry and microscopy results. The iWARE product includes an enhanced LIS communication protocol allowing for direct electronic communication between urinalysis and microbiology laboratories for more effective management of resources and costs in the screening for negative urine cultures.

Our iRICELL integrated urinalysis workstations are offered in various instrument configurations; the 3000 series integrating the high throughput iQ SPRINT with our iChemVELOCITY and a 2000 series connecting our mid-range iQ ELITE with our iChemVELOCITY. In 2011, we launched the iRICELL1500 in the United States, the first fully automated urine testing solution to address the specific needs of laboratories performing fewer than 70 urine tests per day. The iRICELL 1500 Workcell integrates the iCHEM VELOCITY automated chemistry analyzer with the iQ SELECT automated microscopy analyzer. This new product offering provides a fully automated system for managing the workload of urine microscopy and urine chemistry testing, delivering customer benefits of enhanced laboratory productivity and quality, while lowering laboratory operating costs.

Urine Chemistry Analyzers

We market our proprietary fully-automated urine chemistry analyzer, the iChemVELOCITY, which can be seamlessly connected to the iQ automated urine microscopy analyzers and provide laboratories with walk-away solutions for chemistry and microscopy urinalysis with results combined and displayed in a single report. The iChemVELOCITY is designed for medium to high volume laboratories that typically process more than 70 urine chemistry samples per day. We offer the iChemVELOCITY as a stand-alone analyzer or as part of our integrated urinalysis workcell solution, the iRICELL.

Internationally, we began selling the iChemVELOCITY in September 2008 following CE Mark certification. In March 2011, upon receipt of 510(k) clearance on our iChemVELOCITY and iRICELL products, we commenced selling them in the United States and other countries that required 510(k) clearance. Historically in the U.S., we sold a fully-automated urine chemistry analyzer manufactured by a Japanese IVD company.

Consumables and Service

We generate significant revenue from the sale of consumables and service contracts for our urine microscopy and urine chemistry analyzers. For the year ended December 31, 2011, revenue derived from consumables and service contracts accounted for 59% of our total consolidated revenues and 67% of our

IDD urinalysis segment’s revenue. Consumables include urine and body fluids reagents, calibrators and controls for our microscopy systems and test strips, calibrators, controls, and other solutions for the urine chemistry analyzers we manufacture and distribute. After the initial year of sale, which is covered by product warranty, we offer annual service contracts for our domestic and other direct customers in select international markets. To our distributors, we offer spare parts who in turn service the end-use customer.

3GEMS Platform

Our 3GEMS platform combines our core imaging technology with improved software and sample processing to enhance the identification of various cell types and particles found in urine, blood and other body fluids. We believe the increased sensitivity and specificity, reliability, ease of use and improved imaging of our 3GEMS platform will increase the clinical utility of our diagnostic tests and allow physicians and other caregivers to make more informed treatment decisions. The 3GEMS platform will be the basis for our next generation of image-based analyzers for the morphological examination of urine, body fluids and blood. The following describes our 3GEMS products under development:

•

Next Generation Urine Microscopy Analyzers.    Our next generation urine microscopy analyzer will include advances in electronics and optics and many proprietary elements designed to further automate and expand the menu of microscopic sediments under analysis. We anticipate these advances will improve the clinical utility and productivity of the instrument as a greater number of cell types will be able to be identified with greater precision.

•

Next Generation Body Fluids Module.    We currently offer products that utilize our proprietary technology for morphology analysis of other body fluids, including cerebrospinal, synovial and serous fluids. We are developing a next generation body fluids module that we believe will possess improved diagnostic capabilities relative to our current product offering.

•

Hematology Analyzers.    We are developing a portfolio of hematology analyzers to automate the identification and characterization of cells in blood. Our initial hematology analyzer will conduct a complete blood count, or CBC, the most common type of blood test, as well as automatically provide an expanded white cell differential analysis. This augmented differential analysis will identify the presence and quantity of immature white blood cells, whose presence is often associated with conditions such as leukemia, infection, inflammation or tissue injury. Importantly, the automation of the white cell differential will significantly reduce the need for a medical technologist trained in cytology or pathologist to manually identify and count cells under a microscope — a time consuming and subjective process. Finally, since our analyzer captures digital images of individual cells, the creation of slides to enable the review of a blood smear under a microscope and to retain physical evidence of a particular sample would be significantly reduced. Our virtual slides will be stored digitally and transmitted electronically between laboratories or healthcare providers.

In March 2011, we entered into a Joint Development Agreement with Fujirebio Inc., one of the largest in vitro diagnostics companies in Japan, for the co-development of the 3GEMS Hematology Analyzer product line. Terms of the agreement call for Fujirebio to contribute $6 million based on the achievement of certain milestones toward the costs of the development of the 3GEMS Hematology development program in exchange for the distribution rights of the product in Japan.

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

With our sample processing products, we believe we offer laboratories the ability to reduce turnaround times and increase their efficiency by processing samples as they arrive rather than in a batch mode. Our bench-top centrifuges offer a significant advantage with two to three minute cycles compared to conventional centrifuges taking up to 15-30 minutes, depending on batch size. Further, our bench-top models are small enough to sit alongside an analyzer eliminating the need for a separate central sample processing area.

Our Express 4 centrifuge employs a unique high speed horizontal rotor for separating samples and replaces larger and slower batch centrifuges by reducing sample preparation time and streamlining laboratory workflow. This product platform enables us to serve the high-volume chemistry market.

In November of 2010, we acquired the assets of a multi-purpose, bench-top instrument platform for automating highly repetitive, manual laboratory protocols for FISH testing and other slide-based cytogenetic applications. This new product called the ThermoBrite Elite automates all of the pre- and post-hybridization steps, as well as on-board denaturation and hybridization, which provides the end-user with higher confidence in a standardized and reproducible result. In addition, the ThermoBrite Elite has the ability to customize protocols for sample types and assays providing superior versatility and the potential to penetrate the research market. The ThermoBrite Elite is a natural brand extension to our successful semi-automated ThermoBrite DNA Hybridization System and is consistent with our expansion in personalized medicine with an emphasis on cancer diagnostics. ThermoBrite Elite was introduced in December 2011 and will be launched in the first quarter of 2012, and is expected to position us as a major competitor in the high growth cytogenetic instrumentation market.

Another product offering from our sample processing group is the StatSpin Ovatube, a centrifugal separation system for use in veterinary hospitals, clinics and reference laboratories to process fecal samples for the detection of gastrointestinal ova and parasites. Gastrointestinal parasites are not only primary disease agents in companion animals, some are also transmissible to people. Management estimates there are some 20 million ova and parasite tests performed on companion animals each year in the U.S. alone, with some 10 million of these tests being performed in 25,000 veterinary clinics. Of all the diagnostic techniques used to detect gastrointestinal parasites, none is more accurate and reliable than centrifugal fecal flotation, as recommended by the Companion Animal Parasite Council (CAPC). The StatSpin OvaTube complies with this recommendation.

Personalized Medicine

NADiA (Nucleic Acid Detection Immunoassay) Platform

Our Personalized Medicine category is leveraging our proprietary NADiA technology and Microbubble Isolation Technology platforms to develop ultra-sensitive and precise diagnostic tests. NADiA technology has the ability to measure proteins in extremely low concentrations below the detection thresholds of current immunoassay and molecular diagnostic methods. NADiA combines immunoassay and PCR methodologies, or Immuno-PCR, with the potential to detect proteins with femtogram/milliliter sensitivity (10-15 gram/milliliter). The Immuno-PCR approach is similar to that of an enzyme immunoassay, which makes use of antibody binding reactions and washing steps, but in the NADiA method, the enzyme label is replaced with a double-strand of DNA which is used to detect and quantify the target protein using PCR amplification. We believe diagnostic tests that utilize our NADiA technology will aid in the early detection of disease relapse and potentially provide better therapeutic outcomes for patients.

NADiA ProsVue

In 2011, we received 510(k) clearance and CE Mark for our NADiA ProsVue prognostic prostate cancer test for post-prostatectomy patients. NADiA ProsVue is an in vitro diagnostic assay for determining the rate of change or slope of residual concentrations of serum total prostate specific antigen (tPSA) over a period of time measured in picogram/milliliter per month. The slope provided by NADiA ProsVue is indicated for use as a prognostic marker in conjunction with clinical evaluation as an aid in identifying those patients at reduced risk for recurrence of prostate cancer for the eight year period following prostatectomy.

A retrospective clinical study of 304 patients evaluated the slope of three successive ProsVue tests over a period of at least ten months after a prostatectomy to identify prostate cancer patients with no evidence of disease or clinical progression. Recurrence of disease was determined by positive imaging, biopsy results or prostate cancer related death. The study resulted in a negative predictive value (NPV), or the proportion of patients correctly identified as stable, of 92.7% and a positive predictive value (PPV), or proportion of patients correctly identified as recurring, of 78.0%. Consequently, a ProsVue slope of equal to or less than 2.0 pg/mL per month in the first year following radical post-prostatectomy was highly associated with no evidence of disease over the long-term follow up.

NADiA ProsVue is expected to reduce unnecessary treatment of certain post-prostatectomy men thus reducing the morbidity and costs associated with adjuvant treatment, such as radiation therapy. This is significant as approximately 80% of men that have a radical prostatectomy are cured of the disease, but about 30%-50% of men who receive adjuvant treatment based upon the pathological features of their disease may not benefit from such treatment as they are otherwise stable. This unnecessary treatment costs between $35,000 and $50,000 per patient and is typically associated with serious morbidity such as impotence and urinary incontinence. NADiA ProsVue is a beneficial tool available to help clinicians make confident and informed decisions about the patients they refer for follow-up therapy post radical prostatectomy. Further, ProsVue has the ability to provide “peace of mind” to patients who may be concerned about the recurrence of their disease.

The initial ProsVue commercialization strategy consists of a combination of targeted direct sales, followed by potential collaborations with major laboratories and diagnostic partners to help increase the market penetration of the test. Our CLIA laboratory has completed the verification of ProsVue in its new facility and has the ability and capacity to receive accessions and process samples. We have hired a small and focused commercial organization to initiate the direct launch of ProsVue. The commercial team, including sales, marketing, customer support, inbound logistics, and reimbursement, will execute a comprehensive marketing campaign in select geographical areas within the US initially, and in the future transition to serve as the “specialty organization” supporting a partner sales infrastructure of national scope.

Expanded Applications for ProsVue

We are developing several new tests with expanded applications for ProsVue to build a focus on men’s health. These complementary tests for prostate cancer will leverage our launch of ProsVue to urologists. We anticipate broadening the claims for ProsVue to enable a larger patient base to be monitored for a longer period post-prostatectomy. In addition, we plan to conduct further clinical studies to utilize ProsVue for patient monitoring during follow-up treatments. Due to ProsVue’s ability to detect low levels of tPSA, we believe the test could be beneficial in aiding clinicians in these expanded applications.

HIV Viral Load Test

We also developed an ultra-sensitive viral load test to monitor HIV patients that are taking highly active anti-retroviral therapy. Viral load testing is one of the most valuable measures for predicting HIV disease progression and gauging how well anti-retroviral treatment is working. Effective anti-retroviral treatment can often reduce RNA viral load to levels that are undetectable by current diagnostic tests. Unlike current tests measuring HIV RNA, our NADiA technology measures a specific HIV viral protein, p24, which is present in greater numbers relative to HIV RNA. Specifically, per unit of sample, there are 3,000 p24 molecules while only two copies of HIV RNA. We have developed an experimental blood-based HIV viral load p24 assay utilizing NADiA technology that achieved a sensitivity of one femtogram/mL, which is below the limit of detection of the most sensitive FDA cleared HIV RNA-based assay. As a result of our decision to focus on cancer diagnostics, we are currently pursuing a development and commercial partner for our NADiA HIV assay.

Microbubble Isolation Technology

In addition to our NADiA technology, we have a novel cell isolation technology that makes it possible to isolate rare cells in the presence of billions of non-target cells using antibody-coated albumin microbubbles to bind to target cells. We believe our albumin microbubbles have significant competitive advantages. In addition, the albumin microbubbles can easily collapse and disappear without the cumbersome step of separating magnetic beads from targeted cells, as is necessary with current commercial isolation technologies. This technology can be used to target antigens, bacteria, viruses, and cells while simultaneously concentrating and removing other contaminating materials from the sample.

Utilizing our microbubble isolation technology and NADiA, we are developing a test method to identify, quantify and characterize circulating epithelial cells present in blood to aid in monitoring cancer progression. The initial application will focus on prostate cancer, with breast and colon cancer to follow.

Arista Molecular CLIA Laboratory

In September 2011, we completed a restructuring of our Personalized Medicine division, which included downsizing and consolidating Arista Molecular’s CLIA laboratory operations into Iris Molecular Diagnostics. As part of this restructuring, we discontinued non-proprietary testing services, but maintained Arista’s licenses and high-complexity CLIA laboratory capabilities, as well as limited personnel to perform NADiA and other proprietary tests. The restructuring provided significant cost reductions and enhanced profitability in our business. See Note 4 —  “Restructuring and Impairment of Assets,” in the accompanying notes to financial statements for more information about the restructuring of our Personalized Medicine segment.

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

Broaden our product offerings in the urinalysis IVD market.    We intend to broaden our offerings in the urinalysis IVD market by developing and commercializing new products and solutions that improve laboratory efficiency and provide healthcare providers with more timely and more valuable information. The iChemVELOCITY, an automated urine chemistry analyzer, and iRICELL workstation represent key new product offerings that we launched domestically in 2011. The iChemVELOCITY, when linked with our iQ microscopy analyzer, allows us to offer an integrated system, called the iRICELL. We also recently introduced the iRICELL 1500 to provide an automated solution for lower volume laboratories and expand our addressable market opportunity. In addition, we are leveraging our 3GEMS imaging technology to develop next-generation urinalysis instruments to provide our customers with innovative products.

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

We launched ProsVue, a prognostic test for prostate cancer, in the first quarter of 2012, which is our first commercialized product utilizing our NADiA technology platform. Our product pipeline in personalized medicine includes expanded applications for ProsVue, as well as applications for circulating epithelial cells to monitor solid tumor cancers with an initial application for prostate cancer followed by breast and colon cancer. To accelerate the commercialization and market penetration of these tests, as well as others outside these applications, we plan to pursue licensing opportunities with commercial partners.

Pursue selective acquisitions.    We will continue to pursue selective acquisitions to augment our organic growth. Our acquisition strategy is to target companies and product lines that complement our business and provide additional earnings and infrastructure necessary for the commercialization of our pipeline. For example, our Sample Processing division acquired an automated bench-top instrument for FISH testing, the ThermoBrite Elite, which will be launched in the first quarter of 2012.

Competition

Competition in the IVD industry is intense. Many of our competitors are substantially larger than we are and have greater financial, research, manufacturing, marketing, sales and other resources than we do. As a result, our competitors may develop technologies or products that could render our products or products under development obsolete or noncompetitive.

Urinalysis

The principal competitive factors in the urinalysis market are cost-per-test, ease of use and quality of results. In the automated urine microscopy segment, Sysmex Corporation markets its automated non-imaging urine sediment analyzers globally and remains our principal competitor in the urine microscopy segment. Elektronika 77, a Hungarian company, offers a slide-based automated microscopy analyzer that can be run as stand-alone or in combination with a urine chemistry system. In the urine chemistry segment, Siemens Healthcare Diagnostics, ARKRAY and Roche Diagnostics are our principal competitors selling urine analyzers and test strips used in determining the concentration of various chemical substances found in urine. In addition, there have been several Chinese microscopy and chemistry instruments introduced in the international marketplace at discounted prices, albeit with reduced quality and functionality. We believe our systems provide the highest level of integration of urine chemistry and microscopy and the broadest menu available to provide digital images of urine and other body fluids particles with superior quality, which provides significant competitive advantages.

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

Hematology

Hematology is a mature segment of the in vitro diagnostics market in which there are a number of large competitors who already have an established market presence and significantly greater resources than we have. The major competitors in the hematology market include Abbott Laboratories, Beckman Coulter, Inc., Siemens Healthcare Diagnostics, Sysmex Corporation and Horiba ABX. Our hematology analyzer currently under development represents a significant advancement in this market by combining an automated instrument with image-based expanded white cell differentials with complete blood counts. We believe this differentiates us from existing products, and should allow us to make a strong entry into the hematology testing market.

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

In the pre-analytical FISH market, the majority of patient samples are still processed manually by dipping slides in successive Coplin jars. We believe protocol complexity and time/temperature sensitivity have limited the competitive landscape of cost-effective FISH automation alternatives to date. The market leader is Abbott Molecular’s VP2000 followed distantly by SciGene’s Little Dipper and the Abbott Xmatrix. While the VP2000 automates a number of sample pre-treatment steps, the ThermoBrite Elite provides expanded features with automation of all the pre- and post-hybridization steps, as well as on-board denaturation and hybridization at an affordable price for both large and small laboratories.

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

We believe that our first 510(k) cleared ProsVue test for prostate cancer primarily competes on the basis of clinical validation of its prognostic capabilities, as well as having attained regulatory clearance. There are a number of companies that offer “ultra-sensitive” PSA tests, but these tests are not sufficiently accurate nor precise at the low level of detection required. Myriad Genetics will soon be offering Prolaris as a prognostic test for patients both pre- and post-radical prostatectomy. Based upon published studies, Myriad claims incremental value in evaluating low-risk patients, but according to the clinical study data, it does not provide actionable information for medium and high risk patients. Prolaris has no 510(k) clearance and its performance has not been validated against clinical recurrence events such as confirmation of cancer recurrence in bone scans, biopsy or death from prostate cancer. We believe that due to ProsVue’s ability to detect concentrations of tPSA at extremely low levels, the test can provide valuable information for the clinician when evaluating further treatment post-surgery.

Intellectual Property

We have a long history of innovation. Our diversified core technology spans a number of scientific endeavors, which include IVD, immuno-assay, rare cell separation technology, specimen processing and handling, pattern recognition and image analysis. Our commercial success depends on our ability to protect and maintain our proprietary technology by filing various patent applications domestically and in many foreign countries. We own various active patents and have pending patent applications for our technologies domestically and internationally.

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

For our molecular platform technologies, we have a license for three patents from the University of California that cover the use of nucleic acid labeled antibodies in immunoassays. In addition, we filed a patent on the improved use of DNA labeled antibodies and obtained patents covering NADiA and our microbubble isolation technology methods. In October of 2010, Iris Molecular Diagnostic was granted a patent by the European Patent Office, which covers important aspects of the NADiA technology. This patent will be effective until November of 2024 and will be in force in numerous countries throughout Europe. In addition, Iris Molecular Diagnostics has also applied for numerous other patents throughout the world to obtain additional patent protection for our NADiA platform. In 2012, the European Patent Office also granted Iris Molecular Diagnostics a patent covering its microbubble for affinity isolation technology.

We have trade secrets, unpatented technology and proprietary knowledge about the sale, promotion, operation, development and manufacturing of our products. We have confidentiality agreements with our employees and consultants to protect these rights.

We claim copyright in our source code and have a patent on the ways in which our software displays images, and have filed copyright registrations with the United States Copyright Office. We also own various federally registered trademarks, including “IRIS”, “iChem”, “iQ”, “iRICELL”, “VELOCITY” “NADiA”, “3GEMS”, “ThermoBrite”, and “StatSpin.” We own other registered and unregistered trademarks, and have certain trademark rights in foreign jurisdictions. We intend to aggressively protect our patents, copyrights and trademarks.

Third-Party Payor Reimbursements

Successful sales of our products in the United States and other countries will depend on the availability of reimbursement from third-party payors such as private insurance plans, managed care organizations, and government funded healthcare programs, including Medicare and Medicaid. In the United States, the American Medical Association assigns to diagnostic tests specific Current Procedural Terminology, or CPT, codes, which are necessary for reimbursement of those tests. Once the CPT code is established, the Center for Medicare and Medicaid Services, or CMS, establishes reimbursement payment levels and coverage rules under Medicaid and Medicare, and private payors establish their own rates and coverage rules for such testing procedures. Our urinalysis tests are covered by established CPT codes and are therefore approved for reimbursement by Medicare and Medicaid as well as most third-party payors.

However, we have developed tests that do not relate to previously established CPT codes and we will need to obtain new CPT codes in order to obtain reimbursement. Reimbursement by a third-party payor depends on a number of factors, including the level of demand by health care providers and the payor’s determination that the use of the product represents a clinical advance or a reduction in the overall cost of treatment. In addition, in the United States, third-party payors and state governments routinely review reimbursement coverage for diagnostic tests considering budgetary constraints vis-à-vis demonstrated clinical efficacy. Outside of the United States, health care reimbursement systems vary from country to country, and to the extent we sell our products outside the United States, we may not be able to obtain adequate reimbursement coverage, if any, for our products.

Government Regulations

Our products are subject to stringent government regulation in the United States and other countries. These laws and regulations govern product testing, manufacturing, labeling, storage, record keeping, distribution, sale, marketing, advertising and promotion. The regulatory process can be lengthy, expensive and uncertain, and securing clearances or approvals often requires the submission of extensive testing and other supporting information. If we do not comply with regulatory requirements, we may be subject to fines, recall or seizure of products, total or partial suspension of production, withdrawal of existing product approvals or clearances, refusal to approve or clear new applications or notices and criminal prosecution. Further, any change in existing federal, state or foreign laws or regulations, or in their interpretation or enforcement, or the enactment of any additional laws or regulations, could affect us both materially and adversely.

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

Clinical laboratory diagnostic tests that are developed and validated by a laboratory for use in testing that the laboratory performs itself are called laboratory developed tests and have traditionally been regulated by the

Centers for Medicare & Medicaid Services under the purview of CLIA as a laboratory service. We may develop lab developed tests in the future. The FDA maintains that it has authority to regulate the development and use of lab developed tests as diagnostic medical devices, but historically has elected not to exercise its enforcement authority with regard to most lab developed tests. The FDA indicated in June 2010 that it is considering exercising greater oversight of laboratory developed tests using a risk-based approach.

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

Federal and State Clinical Laboratory Certification and Licensing

Our Arista laboratory, similar to almost all clinical laboratories operating in the United States, is required to maintain federal certification pursuant to the Clinical Laboratory Improvement Act, as amended, commonly known, together with its implementing regulations, as CLIA. The CLIA regulations have established three levels of regulatory control based on test complexity: “waived,” “moderate complexity” and “high complexity.” Arista has staffed and organized its Carlsbad, California clinical laboratory facility to meet the standards for a “high complexity” test laboratory, the most rigorous level of quality. CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, record keeping, quality assurance and participation in proficiency testing, which involve comparing the results of testing of specimens that have been specifically prepared for our laboratory to the known values of those specimens. Compliance with CLIA standards is verified by periodic on-site inspections. CLIA accreditation is maintained through regular inspections by the College of American Pathologists, and therefore, subject to its requirements and evaluation. The CLIA requirements also apply as a condition for participation by clinical laboratories in the Medicare and Medicaid programs.

CLIA does not preempt state laws that are more stringent than federal law. Therefore, additional requirements apply to our laboratory under California’s clinical laboratory licensure laws. The State of California Department of Health and Human Services — Laboratory Field Services enforces the state’s requirements to apply for and maintain licensure, CLIA certification, and proficiency testing. Our facilities have been inspected by these authorities and have been issued licenses to manufacture medical devices and provide laboratory diagnostic services in California. These licenses must be renewed every year. The State of California could prohibit our provision of laboratory services if we failed to maintain these licenses. Sanctions for failure to meet these certification, accreditation and licensure requirements may include suspension, limitation or revocation of certification, accreditation or licensure, civil penalties, criminal penalties, injunctive actions, and the imposition of plans of correction to remedy deficiencies. If a laboratory’s CLIA certificate or California license is revoked or suspended, the laboratory must then cease performing testing, until licensure is reinstated.

Antifraud Laws/Overpayments

Federal Medicare/Medicaid laws apply a wide array of fraud and abuse provisions to laboratories that participate in these programs. These laws include the federal False Claims Act, which prohibits, among other things: the submission of false claims or false information to government programs; deceptive or fraudulent conduct; and the provision and billing for excessive or unnecessary services. Federal law also prohibits fraud on private sector health insurers. Penalties for violating these laws may include exclusion from participation in the Medicare/Medicaid programs, asset forfeitures, civil penalties and criminal penalties. If an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $6,000 to $11,000 for each separate false claim. While there are many potential bases for liability under the federal False Claims Act, such liability primarily arises when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. Submitting a claim or failing to repay an overpayment with reckless disregard or deliberate ignorance of its validity could result in substantial civil liability. Exclusion from the Medicare and Medicaid programs is mandatory for certain offenses, and regulators also have the authority to impose permissive exclusions from Medicare and Medicaid programs in response to a wide range of less serious misconduct. In addition, the CMS may suspend Medicare payments to any provider it believes has engaged in fraudulent billing practices. Because the financial consequences to a laboratory of exclusion from participation in federal health care payment programs would typically be devastating, avoiding such exclusion has been a motivating factor in the settlement of many fraud investigations.

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

Federal and California “Self-Referral” Restrictions

A federal “self-referral” law, commonly referred to as the “Stark” law, prohibits Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory, unless a statutory exception applies. Sanctions for violations of the self-referral prohibitions include denial of payment, refunds, civil money penalties of up to $15,000 for each service billed in violation of the prohibitions and exclusion from the Medicare program. In addition, claims submitted in violation of the Stark Law may also give rise to liability under the federal False Claims Act and its “whistleblower” provisions. Several states, including California, have enacted legislation that prohibits physician self-referral arrangements and/or requires physicians to disclose to their patients any financial interest they may have with a healthcare provider when referring patients to that provider. Some of these statutes, including California’s, cover all patients and are not limited to beneficiaries of Medicare, Medicaid or other federal healthcare programs. Possible sanctions for violating state physician self-referral laws vary, but may include loss of license and civil and criminal sanctions.

Anti-Kickback Laws

Existing federal laws governing Medicare and Medicaid, and other similar state laws, impose a variety of broadly described restrictions on financial relationships among healthcare providers, including clinical laboratories. The Medicare/Medicaid antikickback statute prohibits laboratories from paying for patient or specimen referrals for testing paid for by Medicare or Medicaid. Violation of the Medicare/Medicaid antikickback statute can result in criminal penalties pursuant to the U.S. sentencing guidelines, civil monetary penalties of $50,000 per violation plus treble damages, and exclusion from Medicare and Medicaid participation. The OIG has criticized a number of additional business practices in the clinical laboratory industry as potentially implicating the antikickback statute, including providing phlebotomy staff to clients who perform clerical or other functions for the client which are not solely related to the collection or processing of laboratory specimens, providing computers or fax machines to clients which are not used exclusively in connection with performance of the laboratory’s work, the lease of space in a physician’s office for rent which exceeds the fair rental value of such space, certain acquisition agreements where the sellers may make referrals to the buyer after the sale and various other compensation relationships between laboratories and entities from which they receive referrals, or to which they make referrals, if such relationships are intended to induce referrals and no statutory Safe-Harbor applies. In addition, the OIG has indicated that discounts given by laboratories to clients concerning their private pay patients and/or HMO patients must not be intended to induce a client to refer Medicare or Medicaid patients to the laboratory.

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

•

The Standards for Electronic Transactions establishes standards for common health care transactions such as claims information, plan eligibility, and payment information. It also establishes standards for the use of electronic signatures, unique identifiers for providers, employers, health plans, and individuals.

•

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

Summary of Revenues by Product Line

	Year ended December 31,
	2011		2010		2009
	($ in thousands)
Revenues
IDD instruments	$33,936	29%	$32,083	30%	$26,018	28%
IDD consumables and service	69,656	59%	61,112	57%	52,213	56%
Sample Processing instruments and supplies	14,540	12%	14,408	13%	14,335	16%
Personalized Medicine services	192	0%	69	0%	—	0%

Total revenues	$118,324	100%	$107,672	100%	$92,566	100%

See Note 19 to the Consolidated Financial Statements, “Segment and Geographic Information,” for financial information regarding our operating segments and geographic areas.

Backlog

We did not have a material amount of backlog as of December 31, 2011. Our products usually ship within 30 to 60 days of receipt of sales orders. We do not believe that backlog is necessarily indicative of sales for any succeeding period.

Employees

At March 1, 2012, we had 387 full-time employees, including 334 in the United States and 53 internationally. We also use outside consultants and part-time and temporary employees in production, administration, marketing, research and development and engineering. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees to be satisfactory.

Corporate Information

We incorporated in California in 1979 and reincorporated in Delaware in 1987. We currently have nine facilities, two in California, one in Massachusetts, one in Marburg, Germany, and sales offices in France, Germany, the United Kingdom and Hong Kong.

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

In the past few years, we have faced adverse macro economic forces, which have impacted our selling markets and the credit markets of our customers. At this point the impact from these forces are relatively mild; however, we may be further impacted if adverse economic conditions in Europe worsen. In the future, we may face the following challenges: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars, and a significant increase in requests for quotes for operating leases. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, or could lead to installment cash collection.

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

To maintain our position as a leading worldwide provider of urinalysis systems, we must successfully develop and commercialize our next generation 3GEMS urinalysis platform.

We are investing substantial resources in developing our next generation 3GEMS urinalysis platform, which will serve as the basis for our next generation products in urinalysis. To remain a leading worldwide provider of automated urine microscopy and chemistry systems, our 3GEMS urinalysis products must meet or exceed our customers’ expectations for next generation urinalysis products. Our 3GEMS urinalysis platform must be adopted by a large number of end-users if we are to maintain and grow the significant market presence that we have achieved with our iQ platform.

If we fail to obtain, or experience significant delays in obtaining, regulatory clearances or approvals for our products or product enhancements, our ability to commercially distribute and market our products could suffer.

Our products are subject to rigorous regulation by the U.S. Food and Drug Administration, or FDA, and numerous other Federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearances or approvals, product recalls, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities are possible. The process of obtaining regulatory authorizations to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such authorizations will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new class II or III medical device only after the device has received 510(k) clearance or is the subject of an approved pre-market approval, or PMA, application. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process. Introduction to the market of products we develop that require regulatory clearance or approval may be delayed. In addition, because we cannot assure you that any new products or any product enhancements we develop will be subject to the shorter 510(k) clearance process, the regulatory approval process for our products or product enhancements may take significantly longer than anticipated. There is no assurance that the FDA will not require that a new product or product enhancement go through the lengthy and expensive PMA approval process. To date, all of our class II or III products have been cleared through the 510(k) process. It is possible that some of our molecular diagnostics products under development may be reviewed by the FDA under a PMA filing.

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

Failure to effectively develop new products or achieve clinical acceptance will adversely impact our financial condition and results of operations.

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

In the event a competitor infringes upon our patents or other intellectual property rights, litigation to enforce our intellectual property rights or to defend our patents against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against challenges from others. Additionally, our earliest patents began to expire in 2010, which may allow our competitors, many of which may have substantial resources and have made substantial investments in competing technologies, to develop technologies previously protected by these expiring patents.

The healthcare industry is characterized by patent litigation, and we could become subject to litigation that could be costly, result in the diversion of our management’s time and efforts, require us to pay damages or prevent us from selling our products.

The healthcare industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Whether or not a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. Our competitors may assert that they own U.S. or foreign patents containing claims that cover our products, their components or the methods we employ in the manufacture or use of our products. In addition, we may become a party to an interference proceeding declared by the U.S. Patent and Trademark Office to determine the priority of invention. Because patent applications can take many years to issue and in many instances at least 18 months to publish, there may be applications now pending of which we are unaware, which may later result in issued patents that contain claims that cover our products. There could also be existing patents, of which we are unaware, that contain claims that cover one or more components of our products. As the number of participants in our industry increases, the possibility of patent infringement claims against us also increases.

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

As of December 31, 2011, we have deferred tax assets of approximately $8.2 million resulting from the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. Although we believe that the deferred tax asset is recoverable, there is no assurance that we will be able to generate taxable income in the years that the differences reverse.

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

If we are unable to secure a supply of consumable strips for our installed base of urine chemistry analyzers upon expiration of our single source supply agreement with a Japanese manufacturer at the end of 2013, our domestic consumable sales will be negatively impacted.

We currently purchase from a Japanese manufacturer all necessary consumable strips for our existing installed base of AX-4280 urine chemistry analyzers that we distributed for this Japanese manufacturer in the United States prior to the launch of our own proprietary iChem analyzers. Under our current agreement, the Japanese manufacturer will sell us consumable strips for the AX-4280 analyzer through 2013. Our ability to continue to sell consumable strips for use with the AX-4280 analyzer to our existing customers of this product, and to continue to service and support the product, will depend on our ability to secure a supply of consumable strips for the AX-4280. If we are unable to secure a supply of consumable strips, our domestic sales of consumable strips will be adversely affected.

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

Instruments for our diagnostics division are manufactured in a single facility in the San Fernando Valley and Arista Molecular and Iris Molecular Diagnostics are located in Carlsbad, California, all of which are near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. We currently may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects.

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

We are exposed to certain foreign currency risks in international markets where we source, produce, market or sell product. Some consumable chemistry strips and spare parts for our installed base of chemistry analyzers are sourced from a supplier located in Japan. Our purchases from this supplier are denominated in Japanese Yen and any fluctuations in the U.S. Dollar/Japanese Yen exchange rate could result in increased costs for these key components. We no longer have exposure to the Japanese Yen for instruments since attaining FDA clearance in the United States for our chemistry analyzer, the iChemVELOCITY, and iRICELL workstation. For consumables, the exposure will gradually decrease as we begin replacing AX-4280 machines with our iChemVELOCITY domestically.

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

Risks Related to Our Personalized Medicine Division

If third-party payors, including Medicare and insurance companies, do not provide reimbursement for our molecular diagnostic tests, the commercial success of our Personalized Medicine Division may be compromised.

Revenues from our ProsVue test and any molecular diagnostic tests we develop in the future, in the US and foreign markets will depend in part, upon the availability of reimbursement from third-party payors. These third-party payors include government healthcare programs such as Medicare, managed care providers, private health insurers and other organizations. Reimbursement procedures in both the domestic and foreign markets are highly complex and third-party health plans are fragmented, which makes systematic reimbursement arrangements difficult to establish. We expect to focus substantial resources and efforts on gaining adoption of and reimbursement coverage for ProsVue. If we are unable to achieve adequate reimbursement coverage from third-party payors for ProsVue or any molecular diagnostic test we develop in the future, our ability to achieve any kind of substantial revenues from our Personalized Medicine Division will be limited.

Increasingly, third-party payors are trying to control healthcare costs by demanding lower prices or rebates. They have recently reduced the number of new molecular diagnostic tests for which they will provide reimbursement, and even when third-party payors are willing to provide reimbursement, they are increasingly reducing the reimbursement amounts they will pay for new molecular diagnostic tests. Additionally, there is no guarantee that a test that has been approved for reimbursement in the past will remain approved for reimbursement or that similar or additional diagnostic tests will be approved in the future. Therefore, we may not be reimbursed, or such reimbursement may be inadequate, for ProsVue or future molecular diagnostic tests. Adequate third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

Arista utilizes the best practices in quality assurance to avoid and prevent errors in test results. However, if the laboratory produces an inadvertent erroneous result, this can adversely affect a patient’s diagnosis and treatment and may result in medical malpractice litigation for which fines and damages can be substantial and could exceed the limits of our medical malpractice insurance coverage, causing substantial damage to our financial condition.

Federal, state and CLIA regulations define certain personnel standards that our laboratory must adhere to, including education, background and experience requirements. Our ability to attract, hire and maintain critical personnel may limit the testing our laboratory can perform.

The laboratory relies on its ability to attract, hire and keep certain critical personnel such as Medical Directors and licensed laboratory personnel who have appropriate advanced degrees and years of experience necessary to satisfy CLIA requirements and certain state requirements. If the laboratory cannot attract, hire and maintain these critical employees, then the laboratory’s ability to perform certain testing may be severely limited. This can damage the laboratory’s reputation with its customers and severely impact our financial performance.

Risks Related to Ownership of Our Common Stock

The potential issuance of preferred stock and certain provisions of our certificate of incorporation and bylaws may prevent a change in control and may adversely affect the market price of our common stock.

Our ability to issue additional shares of preferred stock and some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to make an unsolicited takeover attempt of us. Additionally, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These anti-takeover provisions and the Board of Directors ability to issue additional shares of preferred stock may depress the price of our common stock by making it more difficult for third parties to acquire us by offering to purchase shares of our stock at a premium to its market price without approval of our board of directors. They could also have the effect of preventing changes in our management.

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

None.

Item 2. Properties.

We lease all of our facilities totaling approximately 186,000 square feet of offices, laboratories and manufacturing space. Our headquarters are located at 9158 Eton Avenue, Chatsworth, California 91311.

The table below sets forth certain information regarding our leased properties as of March 1, 2012.

Location	Approximate Floor Space (Sq. Ft.)	Monthly Rent	Use
Chatsworth, CA	98,446	$76,783	Corporate headquarters and manufacturing
Westwood, MA	29,220	$36,080	Sample Processing division
Carlsbad, CA	14,941	$18,183	Iris Molecular Diagnostics and Arista Molecular
Carlsbad, CA	25,776	$26,250	Chemistry facility (occupancy in May 2012)
Marburg, Germany	8,539	$16,304	Urine chemistry strip manufacturing facility
Marburg, Germany	4,844	$2,055	Urine chemistry strip manufacturing warehouse
Marburg, Germany	953	$3,034	Urine chemistry strip R&D facility
Paris, France	4,241	$4,856	Sales office
Causeway Bay, HK	132	$2,160	Sales office
Cambridge, UK	323	$1,088	Sales office

We believe our facilities are adequate to meet our current and near-term needs.

Item 3. Legal	Proceedings.

From time to time, we are party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on our financial position, results of operations or cash flows. We are not currently involved in any litigation that requires disclosure in this report.

Item 4. Mine	Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Market under the symbol “IRIS.” The closing price of our common stock on March 7, 2012 was $11.45 per share. The table below sets forth, for the periods indicated, the high and low closing prices of our common stock on the NASDAQ Global Market.

	Price per share
	Low	High
Fiscal 2011:
First Fiscal Quarter	$8.64	10.53
Second Fiscal Quarter	8.70	10.04
Third Fiscal Quarter	7.85	10.36
Fourth Fiscal Quarter	8.40	9.77
Fiscal 2010:
First Fiscal Quarter	$10.21	12.08
Second Fiscal Quarter	9.79	11.86
Third Fiscal Quarter	7.34	10.12
Fourth Fiscal Quarter	8.80	10.44

As of March 7, 2012 we had approximately 1,650 holders of record of our common stock. A substantially greater number of holders of IRIS common stock are “street name” or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividend Policy

We have never paid any cash dividends on our common stock. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Furthermore, we may not pay any cash dividends on the common stock without the written consent of our lender.

FIVE-YEAR STOCK PRICE PERFORMANCE COMPARISON(1)

The following graph and table compare the cumulative total return on our common stock with the cumulative total return (including reinvested dividends) of the Standard & Poor’s 500 Index (S&P 500), the NASDAQ Medical Devices, Instruments and Supplies, Manufacturers and Distributors Stocks Index and the Standard & Poor’s HealthCare Equipment Index for the five years ending December 31, 2011, assuming that the relative value of the common stock and each index was $100 on December 31, 2006. Amounts below have been rounded to the nearest dollar. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

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

The table below sets forth selected consolidated financial data for the five years in the period ended December 31, 2011 that has been derived from our Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$118,324	$107,672	$92,566	$95,502	$84,306
Operating income (loss)	(4,405)	3,108	7,811	10,967	8,953
Other income	1,337	1,022	894	2,409	1,440
Net income (loss)	(1,194)	3,042	6,251	9,013	7,549
Basic net income (loss) per share	(0.07)	0.17	0.35	0.49	0.42
Diluted net income (loss) per share	(0.07)	0.17	0.35	0.48	0.40
Balance Sheet Data:
Working capital	48,961	48,435	58,988	51,553	49,685
Total assets	111,915	106,609	97,790	90,638	86,390
Total debt	—	—	—	—	—
Total liabilities	21,747	17,958	12,568	14,728	11,456
Stockholders’ equity	90,168	88,651	85,222	75,910	74,934

Our financial results for the years set forth above were impacted by the following events:

1. In September 2011, we restructured our Personalized Medicine segment by downsizing and consolidating the molecular pathology laboratory operations of Arista into Iris Molecular Diagnostics. As a result, 2011 results include the operating losses from Arista Molecular of $12.5 million which includes $7.1 million related to restructuring and impairment charges.

2. 2010 results include the operating losses, including acquisition related costs, of approximately $3.7 million related to our acquisition in July 2010 of Arista Molecular Inc. In addition, we incurred $923,000 in CFO and related transition costs, $1.1 million unfavorable foreign currency fluctuation and losses and approximately $800,000 related to higher instrument cost of goods due to a price premium on our final purchase of automated chemistry analyzers from the Japanese manufacturer.

3. 2009 results include the following expenses totaling $1.1 million; an accrual of $475,000 for payroll taxes attributable to the exercise of stock options, $350,000 in start-up expenses for the initiation of direct sales operations in the UK and Germany and $250,000 for product retrofit costs related to the voluntary recall of approximately 1,565 StatSpin Express 4 Centrifuges.

4. 2008 results include the non-recurring other income related to the $1.2 million net payment to us as part of the manufacturing transition rights agreement signed with IDEXX Laboratories in December 2008.

5. 2007 results include the effects of closing our Advanced Digital Imaging Research subsidiary’s operations which resulted in a $163,000 write-off.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

Overview

IRIS International, Inc. consists of three operating units in three business segments as determined in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting. Our in vitro diagnostics segment, also called Iris Diagnostics Division (IDD), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. Our Iris Sample Processing (ISP) segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as, equipment for fluorescent in-situ hybridization (FISH). Our Personalized Medicine (PMD) segment combines the research and development operations of Iris Molecular Diagnostics and our CLIA laboratory, Arista Molecular, Inc. Under this segment we consolidate all operations for the development and commercialization of proprietary cancer diagnostic tests and related technology, including ProsVue, our recent FDA cleared prognostic prostate cancer test.

Iris Diagnostics Division

Our core IVD business is in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with more than 3,600 iQ microscopy analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of instruments, consumables and service. Revenues from instruments include global sales of urine microscopy and chemistry analyzers. In September 2008, we released our proprietary iChemVELOCITY automated urine chemistry analyzer and a fully integrated urine microscopy and urine chemistry work-cell, called the iRICELL in some international markets. In March 2011, we received FDA clearance on our 510(k) application for these products and commenced selling them in the United States. Historically, we sold our family of iQ analyzers integrated with an automated chemistry analyzer that was sourced from a Japanese manufacturer.

Our consumables revenues result from sales of chemical reagents, urine test strips, calibrators and controls. Service revenues are derived primarily from annual service contracts purchased by our domestic customers after the initial year of sale, which is covered by product warranty, and spare parts purchased by international customers. Once the analyzers are installed, we generate recurring revenue from sales of consumables. Recurring consumable and service revenue should continue to expand as the installed base of related instruments increases.

In the United States, France, Germany and the United Kingdom sales of our urinalysis systems are direct to the end-user through our sales force. All other international sales are through independent distributors. International sales represented 33% and 34% of consolidated revenues for the years ended December 31, 2011 and 2010, respectively. Since the majority of international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales, service and marketing costs for such sales.

Iris Sample Processing

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

In November 2010, we acquired the assets of a multi-purpose, bench-top instrument platform for automating highly repetitive, manual laboratory protocols for FISH testing and other slide-based cytogenetic applications. The automated product, now called ThermoBrite Elite, is a complementary product to our successful ThermoBrite® DNA Hybridization System and in line with our entry into personalized medicine with emphasis on cancer diagnostics. The product prototypes and proprietary technology assets were purchased for $3.2 million in cash from BioMicro Systems, Inc. Although BioMicro Systems built and tested working prototypes, several elements of this platform required further enhancement in order to improve reliability and serviceability. The product is expected to be launched in the first quarter of 2012.

Personalized Medicine

Our Personalized Medicine segment is leveraging our proprietary NADiA and Microbubble Isolation Technology platforms to develop ultra-sensitive and precise diagnostic tests to aid in the early detection of disease relapse, monitor treatment and potentially provide better therapeutic outcomes.

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

In September 2011, we also completed a restructuring of our Personalized Medicine division, which included downsizing and consolidating Arista Molecular’s operations into Molecular Diagnostics. As part of this restructuring, we discontinued non-proprietary testing services such as flow cytometry, FISH, cytology services and the non-proprietary molecular pathology menu. Arista retained all licenses and high-complexity CLIA laboratory capabilities, as well as limited personnel to perform NADiA and other proprietary tests. The restructuring provides significant cost reductions and enhanced profitability in our business. For the year ended December 31, 2011, we recognized restructuring expenses and impairment of asset charges of $1.6 million and $5.8 million, respectively. The simplification of our business model should allow us to concentrate our resources on our new product pipeline and other strategic initiatives. See Note 4 —  “Restructuring and Impairment of Assets,” in the accompanying notes to financial statements for more information about the restructuring of our Personalized Medicine segment.

Research and Development

We have invested significant capital to acquire technologies and to increase our investment in research and development both to sustain the technological leadership of our existing core product lines in urinalysis and sample processing and as part of our growth strategy to broaden our product pipeline into new high value segments such as hematology and personalized medicine. The decision to diversify into IVD market segments in which we do not presently participate has adversely affected our earnings growth over the last four years, as we have invested significantly in research and development without any corresponding revenues from new products still in development. Our investment in new product platforms, however, is of strategic importance and is necessary to position the company for significant revenue and earnings acceleration in future years. Research and development expense increased to $16.2 million, or 14% of revenue, in 2011 compared to $14.6 million, or 14% of revenue, in 2010. Of these expenditures, approximately $5.9 million and $7.0 million was invested in 2011 and 2010, respectively, in our NADiA and hematology platforms. Included in the 2011 hematology spending was the receipt of $1.5 million from our Japanese co-development partner for milestones achieved. For 2012, we anticipate that research and development expense will increase to approximately 15% to 16% of revenue because our Iris Diagnostics Division will be concurrently developing two next generation platforms, one for urinalysis and one for hematology, both based on our 3GEMS system architecture.

The following table summarizes product technology expenditures for the periods indicated:

	2011	2010	2009
	(in thousands)
Total product technology expenditures during year	$18,244	$15,357	$12,331
Less: milestone payments received from Fujirebio related to Hematology program	(1,500)	—	—
Less: amounts capitalized during year to software development costs as reported in the consolidated statements of cash flow	(485)	(754)	(835)
Less: amounts reimbursed through grants for government sponsored research and development	(12)	(41)	(85)

Research and development expense as reported in the consolidated statements of operations	$16,247	$14,562	$11,411

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition:    IDD and Sample Processing– Revenues are primarily derived from the sale of IVD instruments, sales of consumable supplies and services for IVD systems as well as sales of sample processing instruments and related supplies. Revenue is recognized once all of the following conditions have been met: (i) an authorized purchase order has been received in writing with a fixed and determinable sales price; (ii) customer credit worthiness has been established; and (iii) delivery of the product based on shipping terms.

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

We have certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as (i) those dependent on fiscal funding outside of a governmental unit’s control; (ii) those that can be cancelled if deemed in the tax payers’ best interest; and (iii) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering our historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

We recognize revenues from service contracts ratably over the term of the service period, which typically ranges from twelve to sixty months. Payments for service contracts for purchased instruments are generally received in advance. Deferred revenue represents the revenues to be recognized over the remaining term of the service contracts.

Revenue recognition:    Personalized Medicine — Revenues related to our Personalized Medicine segment are recorded in accordance with FASB ASC 605-10-S99-1, “Revenue Recognition”, when (i) the price is fixed or determinable, (ii) persuasive evidence of an arrangement exists, (iii) the service is performed and (iv) collectability of the resulting receivable is reasonably assured.

Our Personalized Medicine testing services are performed based on a written test requisition form and revenues are recognized once the diagnostic services have been performed, the results have been communicated to the ordering physician and when collectability is reasonably assured. We report revenues based on the amount expected to be collected from payors.

Inventory valuation — We value inventories at the lower of cost or market value on a first-in, first-out basis. Provision for potentially obsolete or slow-moving inventory is made based on management’s analysis of inventory levels and future sales forecasts.

Goodwill and Intangible Assets – Our intangible assets consist of goodwill and intangible assets with indefinite lives such as a CLIA license, which are not being amortized and intangible assets with a finite life, which are being amortized over useful lives ranging from 3 to 20 years. All intangible assets are subject to impairment tests on an annual or periodic basis. Goodwill and intangible assets with indefinite lives are evaluated in accordance with FASB ASC Topic 350, The Intangibles — Goodwill and Other, based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value and discounted cash flow. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. Intangible assets with a finite life are evaluated for impairment using the methodology set forth in FASB ASC Topic 360, Property, Plant and Equipment. Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. See Note 4 —  “Restructuring and Impairment of Assets” for a discussion of impairment recorded in 2011.

Substantially all of the goodwill resides in the Personalized Medicine reporting unit.

Capitalized software — We capitalize certain software development costs in connection with our development of our analyzers in accordance with FASB ASC Topic 985, Software. We capitalize software development costs once technological feasibility is established and such costs are determined to be recoverable against future revenues.

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

Income taxes — We account for income taxes in accordance with FASB ASC Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

Stock based compensation — The Company accounts for stock based compensation under FASB ASC Topic 718, Compensation — Stock Compensation which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Warranties — We recognize warranty expense, based on historical data and management’s estimate of expected cost, as an accrued liability at the time of sale. The Company regularly reevaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues with the exceptions of percentages for gross profit margins, which are computed on related revenue, and percentages for income taxes, which are computed based on the relationship of income taxes to pre-tax income (loss).

	Years ended December 31,
	2011		2010		2009
	(in thousands)
Revenues
IDD instruments	$33,936	29%	$32,083	30%	$26,018	28%
IDD consumables and service	69,656	59%	61,112	57%	52,213	56%
Sample Processing instruments and supplies	14,540	12%	14,408	13%	14,335	16%
Personalized Medicine services	192	0%	69	0%	—	0%

Total revenues	118,324	100%	107,672	100%	92,566	100%

Gross profit(1)
IDD instruments	13,130	39%	10,846	34%	9,240	36%
IDD consumable and service	40,486	58%	36,623	60%	32,055	61%
Sample Processing instruments and supplies	8,049	55%	7,789	54%	7,370	51%
Personalized Medicine services	(1,444)	—	(372)	—	—	0%

Gross profit	60,221	51%	54,886	51%	48,665	53%

Operating expenses
Marketing and selling	23,109	20%	19,829	18%	16,122	17%
General and administrative	19,105	16%	17,387	16%	13,321	14%
Research and development, net	16,247	14%	14,562	14%	11,411	12%
Gain on revaluation of contingent consideration	(1,225)	(1%)	—	0%	—	0%
Impairment of assets	5,829	5%	—	0%	—	0%
Restructuring expense	1,561	1%	—	0%	—	0%

Total operating expenses	64,626	55%	51,778	48%	40,854	44%

Operating income (loss)	(4,405)	(4%)	3,108	3%	7,811	9%
Other income	1,337		1,022		894

Income (loss) before provision for income taxes	(3,068)	(3%)	4,130	4%	8,705	9%
Provision for income taxes(2)	(1,874)	(2%)	1,088	26%	2,454	28%

Net income (loss)	$(1,194)	(1%)	$3,042	3%	$6,251	7%

(1)	Gross profit margin percentages are based on the related sales of each category.

(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income (loss).

Comparison of Year Ended December 31, 2011 to 2010

Consolidated revenues for the year ended December 31, 2011 increased 10% over the prior year to $118.3 million from $107.7 million in 2010. International revenues accounted for approximately 33% of consolidated revenue in 2011 compared to 34% in 2010. Revenues in the IDD urinalysis segment increased 11% to $103.6 million in 2011, from $93.2 million in the prior year. Sales of IDD instruments increased 6% to $33.9 million from $32.1 million in the prior year. The continued increase in IDD instrument sales is primarily driven by the introduction of iChemVELOCITY and iRICELL workstations.

IDD consumables and service increased during the year to $69.7 million from $61.1 million, an increase of 14% over 2010, primarily due to the larger installed base of iQ automated microscopy analyzers and the introduction of the Chem VELOCITY in most major markets. In particular, we experienced an increase in sales of Japanese sourced chemistry strips due to higher utilization in the US market. We expect sales of our iChemVELOCITY strips to accelerate with the introduction of the iChemVELOCITY in the domestic market and expected availability in additional international markets pending product registration in those countries.

Revenues derived from Sample Processing instruments and supplies modestly increased to $14.5 million, a 1% increase over 2010 revenues of $14.4 million. Revenues were favorably impacted by strong sales to US distribution partners and partially offset by weaker sales internationally, particularly in Eastern Europe. We expect to accelerate growth in this segment with the planned release of the ThermoBrite Elite in the first quarter of 2012.

Personalized Medicine revenues in 2011 totaled $192,000 as compared to $69,000 in 2010. All of this revenue came from non-proprietary testing services provided by Arista Molecular, which were discontinued in September 2011.

Consolidated gross profit margin remained at 51% in 2011 compared to 51% in 2010. Excluding losses from the Personalized Medicine CLIA laboratory, Arista Molecular, segment in both periods, consolidated gross margin was 52% in 2011 compared to 51% in 2010. Instrument margins increased in 2011 versus last year but this was offset by lower consumable and service margins, primarily due to higher costs for Japanese sourced chemistry strips due to the appreciation of the yen versus a year ago.

The gross profit margin of our IDD instruments was 39% in 2011 compared to 34% in 2010. The increase is primarily due to higher instrument volume and the initiation of sales of iChem VELOCITY in the U.S, whose cost is lower than the Japanese-sourced chemistry analyzer sold until December 2010.

The gross profit margin of our IDD consumables and service decreased to 58% in 2011 compared to 60% in 2010, primarily attributable to higher costs for Japanese sourced chemistry strips due to the appreciation of the Yen versus a year ago, as well as a modest increase in service personnel to support our increasing installed base.

Gross profit margin for our Sample Processing instruments and supplies segment increased to 55% in 2011 from 54% in 2010. The increase is primarily due to favorable product mix and cost reduction initiatives.

Marketing and selling expenses totaled $23.1 million, or 20% of revenues, in 2011 as compared to $19.8 million, or 18% of revenues in 2010. The increase primarily results from $1.5 million of expenses related to Arista’s operations, additional personnel and related costs of $802,000, travel and entertainment and shows expense of $497,000 as well as higher commissions and GPO fees of $479,000 from increased sales. Excluding Arista, marketing and selling expenses for our core business were approximately 17% of revenue in both periods.

General and administrative expenses increased to $19.1 million, or 16% of revenues, in 2011, from $17.4 million or 16% of revenues in 2010. This increase primarily relates to $1.7 million of corporate overhead, which included personnel and related costs, recruiting and relocation and board compensation.

Research and development expense increased to $16.2 million, or 14% of revenues, in 2011 from $14.6 million, or 14% of revenues in 2010. The increase was primarily attributable to $1.7 million in personnel and related costs, partially offset by other lower miscellaneous expenses, as we continue to invest heavily in research and development for the continued development of our diagnostics product pipeline, including our 3GEMS urinalysis and hematology programs. Net R&D expense for 2011 includes $1.5 million in payments from Fujirebio related to our joint development agreement on the 3GEMS Hematology Analyzer which partially offsets research and development expenditures for this product.

Gain on revaluation of contingent consideration of $1.2 million recorded in 2011 is the result of the reduction in the fair value of the contingent consideration obligation associated with the acquisition of Arista. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods. As the revised revenue projections were significantly below the earn-out targets for all three years covered by the earn-out period, management concluded that the fair value contingent consideration obligation was zero, which resulted in a decrease of $1.2 million in our contingent obligation by March 31, 2011. Consequently, the Company recognized a gain on revaluation of contingent consideration for 2011 (recorded in March 2011). As of December 31, 2011, the fair value of the contingent consideration remained at zero.

We incurred restructuring expenses of $1.6 million in 2011 related to downsizing and consolidating the molecular pathology laboratory operations of Arista Molecular, Inc., into the Iris Molecular Diagnostics facility. We also incurred approximately $5.8 million of asset write-downs and impairment charges as a result of this restructuring. The impaired assets included goodwill of $1.5 million, core technology and other intangibles of $2.9 million arising from the 2010 acquisition of AlliedPath, Inc. and write-downs of property and equipment of $1.5 million related to AlliedPath. See Note 4 —  “Restructuring and Impairment of Assets,” in the accompanying notes to the consolidated financial statements for more information about the restructuring of our Personalized Medicine segment.

Interest income amounted to $1.1 million for both the years ended December 31, 2011 and 2010. While the interest earned on cash balances decreased in 2011 versus 2010 due primarily to our Arista operations, this was offset by higher lease interest income from customer leases as compared to 2010.

Income tax expense during the year amounted to 61% benefit of pre-tax loss as compared to 26% provision during the prior year. The higher income tax benefit rate resulted from an increase in research and development tax credits and other state tax credits as a percentage of the pre-tax loss. We have federal and state research and development and other tax credit carryovers totaling $4.6 million.

Comparison of Year Ended December 31, 2010 to 2009

Consolidated revenues for the year ended December 31, 2010 increased 16% over the prior year to $107.7 million from $92.6 million in 2009. International revenues accounted for approximately 34% of consolidated revenue in 2010 compared to 33% in 2009. Revenues in the IDD urinalysis segment increased 19% to $93.2 million in 2010, from $78.2 million in the prior year. IDD revenues in 2010 include approximately $2.4 million incremental revenue related to the acquisition of European distributor operations earlier in the year. Sales of IDD instruments increased 23% to $32.1 million in 2010 from $26.0 million in the prior year. The increase in IDD instrument sales in 2010 was primarily driven by strong domestic sales versus the 2009 period due to new marketing and sales initiatives and improvement in the U.S. medical capital equipment market environment.

IDD consumables and service increased during 2010 to $61.1 million from $52.2 million, an increase of 17% over 2009, primarily due to the larger installed base of instruments both domestically and internationally and increased sales of iChemVELOCITY test strips due to increased placements of our iChemVELOCITY analyzer in the international market.

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

Personalized Medicine revenues in 2010 totaled $69,000.

Consolidated gross profit margin decreased to 51% in 2010 compared to 53% in 2009, primarily the result of higher cost of goods due to a price premium on our final purchase of Japanese-sourced automated chemistry analyzers, the negative effect of foreign currency fluctuations, and increased service costs relating to our start up of direct commercial operations in Europe.

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

Income tax expense during the year amounted to 26% of pre-tax income as compared to 28% during the prior year. The decrease in the income tax provision resulted from an increase in research and development tax credits due to an increase in qualifying research and development expenses. We had federal and state research and development and other tax credit carryovers totaling $3.6 million at December 31, 2010.

Contractual Obligations and Commercial Commitments

The following table aggregates our expected minimum contractual obligations and commitments subsequent to December 31, 2011:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)*
Operating lease commitments	$11,071	$2,497	$4,692	$2,275	$1,607

*	Not included in the table above are normal recurring accounts payable or accrued expenses which are presented on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IDD instruments, consumables and service, as well as sales of sample processing instruments and supplies. At December 31, 2011, our cash and cash equivalents amounted to $23.5 million compared to $25.5 million at December 31, 2010. We also have up to $15.0 million of availability under our credit facility with JPMorgan Chase Bank, N.A.

In the past few years, we faced adverse macro-economic forces, which impacted our selling markets and the credit markets of our customers. At this point the impact from these forces are relatively mild, but in the future we may face the following challenges if adverse economic conditions in Europe worsen: deferrals of purchases due to decreases in capital budgets of our customers, delays in the purchasing cycle due to greater scrutiny of deals and increased internal competition for limited capital dollars. The aforementioned factors may lead to a decrease in revenue, an increase of deferred revenue, or could lead to installment cash collection.

Operating Cash Flows.    Cash provided by operations for the year ended December 31, 2011 was $5.7 million as compared to $8.8 million in the prior year, primarily due to the decrease in net income resulting from losses at Arista adjusted for non-cash items and an increase in accounts receivable.

The number of days sales in accounts receivable increased to 83 days at the end of 2011 compared to 70 days for the prior year end. The number of days sales in accounts receivable varies and extends due to extended payment terms for our international customers and the granting of an increased volume of extended payment terms for certain customers.

Our cash flow has been favorably affected by tax credit carryforwards. As of December 31, 2011, we had federal and state tax credit carryforwards of approximately $910,000 and $3.7 million, respectively. We continue to realize tax deductions from the exercise of certain stock options. During the year ended December 31, 2011, we realized tax deductions of approximately $768,000 relating to this item. During the year ended December 31, 2011, we paid federal and state taxes of $798,000 and $443,000, respectively.

Investing Activities.    Cash used in investing activities totaled $7.5 million as compared to $13.9 million in the prior year. In 2011, investing activities primarily consisted of the $1.6 million increase in investment in leasehold improvements for our new research and development facility located in Chatsworth, CA. In 2010, we used $4.6 million in cash for the acquisition of Arista, $3.3 million for the purchase of core technology and $0.7 million for the purchase of assets from a European distributor.

Financing Activities.    Cash used in financing activities totaled $148,000 in the year ended December 31, 2011 compared to $3.2 million in the prior year. Financing activities in 2011 primarily were composed of settlement on restricted stock tax withholding. In the year ended December 31, 2010, we repurchased 330,454 shares of its common stock for $3.0 million.

On July 27, 2011, we entered into a new credit facility with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders. The credit facility provides for borrowings of up to $15.0 million pursuant to revolving loans, acquired participations in letters of credit and swingline loans. We have not borrowed any amounts under the credit facility. All amounts under the revolving loans become due and payable on July 31, 2013. The credit facility has variable interest rates based on changes to either the applicable LIBOR rate or the lender’s prime rate. Interest is generally payable monthly in arrears. Our obligations under this credit facility are secured by a lien on substantially all of our assets and those of our domestic subsidiaries. The credit facility contains affirmative and negative covenants, including financial covenants and limitations on additional indebtedness, and customary default provisions that provide that all outstanding obligations under the facility may become immediately due and payable in the event of our default. We were in compliance with these covenants at December 31, 2011.

On July 22, 2011, we terminated our previous credit facility with another commercial bank. This facility consisted of a $6.5 million revolving line of credit for working capital and a $10.0 million line of credit for acquisitions and product opportunities. This credit facility had variable interest rates based on changes to either the LIBOR rate or the lender’s prime rate.

In August 2010, our board of directors authorized a share repurchase and retirement plan of up to $10 million of the Company’s common stock over a 12-month period. During the year ended December 31, 2010, we repurchased 330,454 shares of common stock at an average price per share of approximately $9.10, for an aggregate amount of approximately $3.0 million. In 2009, we repurchased 250,800 shares of our common stock for approximately $2.5 million, and in 2008, we repurchased 983,579 shares of our common stock for approximately $11.9 million. We did not repurchase shares of common stock in 2011.

We believe that our current cash on hand, together with cash generated from operations and cash available under the credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2011-11, Disclosures About Offsetting Assets and Liabilities. The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact of our pending adoption of ASU 2011-11 on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350)-Testing Goodwill for Impairment. ASU 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of ASU 2011-05 to have a material impact on our financial statements as it only requires a change in the format of our current presentation.

In April 2011, the FASB issued ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides guidance on whether a restructuring constitutes a troubled debt restructuring. For public entities, the ASU was effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. For nonpublic entities, the ASU is effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2011-02 did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 was effective on a prospective basis for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. The adoption of ASU 2010-29 did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350 — Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 was effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of ASU 2010-28 did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. It was effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the ASU 2010-17 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, Software. ASU 2009-14, removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 was to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of the ASU 2009-14 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk.

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at December 31, 2011, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and the market value of these investments fluctuate based on changes in interest rates.

Foreign Currencies

We conduct business in certain foreign markets, primarily in the European Union and Asia. Our primary exposure to foreign currency risk relates to investments in foreign subsidiaries that transact business in a functional currency other than the U.S. Dollar, primarily the Euro and British Pound. We are subject to certain foreign currency risks in the importation of goods from Japan and as a result of commercial operations in Europe and Asia. Our consumables purchases from a major Japanese IVD supplier are denominated in Japanese Yen. The impact from fluctuation in the Yen should decrease over time, as we now sell our own chemistry analyzer into the domestic market and will decrease purchases from our Japanese supplier. All of our sales are denominated in U.S. Dollars with the exception of France, Germany, the United Kingdom and Ireland, where sales are denominated in Euros and British Pound. Fluctuations in the U.S. Dollar exchange rate for Japanese Yen, Euro and British Pound could result in increased costs for our key components and increased costs for commercial operations in Europe.

To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we have periodically purchased foreign currency forward contracts in the past for Euros and Japanese Yen. During the year ended December 31, 2011, we entered into such forward contracts to purchase 338,712,000 in Japanese Yen. As of December 31, 2011, we had outstanding foreign currency forward contracts to purchase 241,760,000 in Japanese Yen. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Japanese Yen at December 31, 2011. The analysis showed that a 10% strengthening of the U.S. dollar would result in a loss from a fair value change of $333,000 and a 10% weakening of the U.S. dollar would result in a gain from a fair value change of $302,000 in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Refer to the section Foreign Currency Hedge under Note 2 —  “Summary of Significant Accounting Policies” for additional details.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of IRIS International, Inc.

Chatsworth, California

We have audited the accompanying consolidated balance sheets of IRIS International, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, cash flows and other comprehensive income (loss) for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IRIS International, Inc. at December 31, 2011 and 2010, and the results of its operations, cash flows and its other comprehensive income (loss) for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), IRIS International Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Los Angeles, California

March 12, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of IRIS International, Inc.

Chatsworth, California

We have audited IRIS International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IRIS International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, IRIS International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IRIS International Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, cash flows and other comprehensive income for each of the three years in the period ended December 31, 2011 and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Los Angeles, California

March 12, 2012

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2011	2010
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$23,460	$25,531
Accounts receivable, net of allowance for doubtful accounts and sales returns of $557 and $453 at December 31, 2011 and 2010, respectively	26,886	20,733
Inventories	10,572	10,310
Prepaid expenses and other current assets	1,305	1,661
Investment in sales-type leases, current portion	4,109	3,578
Deferred tax asset	4,253	3,135

Total current assets	70,585	64,948
Property and equipment, net of accumulated depreciation of $17,425 and $14,491 at December 31, 2011 and 2010, respectively	13,374	12,035
Goodwill	2,451	3,957
Intangible assets, net of accumulated amortization of $515 and $529 at December 31, 2011 and 2010, respectively	6,075	9,345
Software development costs, net of accumulated amortization of $5,073 and $4,226 at December 31, 2011 and 2010, respectively	2,258	2,637
Deferred tax asset	3,994	2,615
Investment in sales-type leases, non-current portion	11,799	10,002
Other assets	1,379	1,070

Total assets	$111,915	$106,609

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,398	$5,795
Accrued expenses	12,522	7,513
Deferred service contract revenue, current portion	3,704	3,205

Total current liabilities	21,624	16,513
Deferred service contract revenue, non-current portion	73	71
Other long term liabilities .	50	1,374

Total liabilities	21,747	17,958
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value
Authorized: 50 million shares; Issued and outstanding: 17,939 shares and 17,791 shares at December 31, 2011 and 2010, respectively	179	178
Preferred Stock, $0.01 par value Authorized 3.0 million shares: Issued and outstanding: none	—	—
Additional paid-in capital	93,018	89,703
Other comprehensive income	(465)	140
Accumulated deficit	(2,564)	(1,370)

Total stockholders’ equity	90,168	88,651

Total liabilities and stockholders’ equity	$111,915	$106,609

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenues
IDD instruments	$33,936	$32,083	$26,018
IDD consumables and service	69,656	61,112	52,213
Sample processing instruments and supplies	14,540	14,408	14,335
Personalized medicine services	192	69	—

Total revenues	118,324	107,672	92,566

Cost of Revenue
IDD instruments	20,806	21,237	16,778
IDD consumables and service	29,170	24,489	20,158
Sample processing instruments and supplies	6,491	6,619	6,965
Personalized medicine services	1,636	441	—

Total cost of revenue	58,103	52,786	43,901

Gross profit	60,221	54,886	48,665

Marketing and selling	23,109	19,829	16,122
General and administrative	19,105	17,387	13,321
Research and development, net	16,247	14,562	11,411
Gain on revaluation of contingent consideration	(1,225)	—	—
Impairment of assets	5,829	—	—
Restructuring expenses	1,561	—	—

Total operating expenses	64,626	51,778	40,854

Operating income (loss)	(4,405)	3,108	7,811
Other income (expense):
Interest income	1,133	1,123	857
Interest expense	(20)	(10)	(21)
Foreign currency transaction gain (loss) and other	224	(91)	58

Income (loss) before provision for income taxes	(3,068)	4,130	8,705
Provision (benefit) for income taxes	(1,874)	1,088	2,454

Net income (loss)	$(1,194)	$3,042	$6,251

Net income (loss) per share — basic	$(0.07)	$0.17	$0.35

Net income (loss) per share — diluted	$(0.07)	$0.17	$0.35

Weighted average common shares outstanding — basic	17,821	17,903	17,727

Weighted average common shares outstanding — diluted	17,821	18,019	17,874

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year ended December 31,
	2011	2010	2009
	(In thousands)
Net income (loss)	$(1,194)	$3,042	$6,251
Unrealized derivative loss on cash flow hedges	(37)	—	—
Foreign currency translation, net of tax	(568)	(420)	145

Comprehensive income (loss)	$(1,799)	$2,622	$6,396

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In	Accumulated Other Comprehensive
	Common Stock				Accumulated Deficit
	Shares*	Amount	Capital	Income (loss)		Total
	(In thousands)
Balance, January 1, 2009	18,036	$180	$83,646	$415	$(8,331)	$75,910
Common stock issued on exercise of options	221	2	1,448	—	—	1,450
Common stock issued on exercise of restricted stock units	17	—	—	—	—	—
Restricted stock grants to employees	113	2	(2)	—	—	—
Tax benefit from stock option exercises	—	—	416	—	—	416
Translation adjustment, net of tax	—	—	—	145	—	145
Stock based compensation expense	—	—	3,729	—	—	3,729
Cancellation of restricted stock	(9)	—	—	—	—	—
Purchase of common stock for retirement	(251)	(3)	(1,366)	—	(1,131)	(2,500)
Settlement on restricted stock tax withholding	(16)	—	(179)	—	—	(179)
Net income for year	—	—	—	—	6,251	6,251

Balance, December 31, 2009	18,111	181	87,692	560	(3,211)	85,222
Common stock issued on exercise of options	22	—	31	—	—	31
Common stock issued on exercise of restricted stock units	10	—	—	—	—	—
Restricted stock grants to employees	23	—	—	—	—	—
Tax shortfall from stock option exercises	—	—	(61)	—	—	(61)
Translation adjustment, net of tax	—	—	—	(420)	—	(420)
Stock based compensation expense	—	—	4,157	—	—	4,157
Cancellation of restricted stock	(15)	—	—	—	—	—
Purchase of common stock for retirement	(330)	(3)	(1,801)	—	(1,201)	(3,005)
Settlement on restricted stock tax withholding	(30)	—	(315)	—	—	(315)
Net income for year	—	—	—	—	3,042	3,042

Balance, December 31, 2010	17,791	$178	$89,703	$140	$(1,370)	$88,651

Balance, December 31, 2010	17,791	$178	$89,703	$140	$(1,370)	$88,651
Common stock issued on exercise of options	89	1	69	—	—	70
Common stock issued on exercise of restricted stock units	53	—	—	—	—	—
Restricted stock grants to employees	68	1	(1)	—	—	—
Tax shortfall from stock option exercises	—	—	(108)	—	—	(108)
Unrealized derivative loss on cash flow hedges	—	—	—	(37)	—	(37)
Translation adjustment, net of tax	—	—	—	(568)	—	(568)
Stock based compensation expense	—	—	3,885	—	—	3,885
Cancellation of restricted stock	(5)	—	—	—	—	—
Purchase of common stock for retirement	—	—	—	—	—	—
Settlement on stock tax withholding	(57)	(1)	(530)	—	—	(531)
Net loss for year	—	—	—	—	(1,194)	(1,194)

Balance, December 31, 2011	17,939	$179	$93,018	$(465)	$(2,564)	$90,168

* Shares	outstanding (does not include unvested restricted stock units or vested restricted stock units which have not been settled)

The accompanying notes are an integral part of these consolidated financial statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,194)	$3,042	$6,251
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of fixed assets	82	41	74
Gain/loss on foreign currency remeasurement of intercompany balances	(296)	155	—
Gain on revaluation of contingent consideration	(1,225)	—	—
Deferred taxes	(2,497)	(156)	(182)
Tax shortball from stock option exercises	(108)	(61)	—
Tax benefit from stock option exercises	(313)	(99)	(416)
Depreciation and amortization	5,321	4,164	3,523
Stock based compensation	3,885	4,157	3,729
Impairment of assets	5,829	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,245)	(3,062)	2,546
Inventories	(281)	512	(909)
Prepaid expenses and other assets	42	(779)	1,280
Investment in sales-type leases	(2,295)	(2,790)	(1,677)
Accounts payable	1,032	1,100	(1,820)
Accrued expenses	3,656	1,593	(713)
Deferred service contract revenue	424	938	373
Other liabilities	(99)	—	—

Net cash provided by operating activities	5,718	8,755	12,059

Cash flows from investing activities:
Acquisition of business	—	(4,630)	—
Purchase of assets from European distributor	—	(660)	—
Refund on acquisition of business	46	—	—
Acquisition of property and equipment	(7,022)	(4,564)	(2,905)
Purchase of core technology	—	(3,284)	—
Software development costs capitalized	(485)	(754)	(835)
Sale of short-term investments in marketable securities	—	—	2,157

Net cash used in investing activities	(7,461)	(13,892)	(1,583)

Cash flows from financing activities:
Issuance of common stock and warrants for cash	70	31	1,450
Settlement on stock tax withholding	(531)	(315)	(179)
Repurchase of common stock	—	(3,005)	(2,500)
Tax benefit from stock option exercises	313	99	416

Net cash used in financing activities	(148)	(3,190)	(813)

Effect of exchange rate changes on cash and cash equivalents adjustments	(180)	(395)	145

Net increase (decrease) in cash and cash equivalents	(2,071)	(8,722)	9,808
Cash and cash equivalents at beginning of year	25,531	34,253	24,445

Cash and cash equivalents at end of year	$23,460	$25,531	$34,253

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,241	$2,523	$2,729
Cash paid for interest	$11	$9	$21

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplemental schedule of non-cash investing and financing activities:

During the year ended December 31, 2011, the Company disposed of property and equipment with a cost and accumulated depreciation of $2.9M and $1.2M, respectively.

In December 2011, stock options for 86,105 shares of common stock were exercised pursuant to a net cashless exercise and, therefore, no cash was received, resulting in the issuance of 39,647 shares of common stock.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

IRIS International, Inc. (the “Company”) was incorporated in California in 1979 and reincorporated in 1987 in Delaware. IRIS International, Inc. consists of three operating units. Our in-vitro diagnostics segment also called Iris Diagnostics Division (“IDD”), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. Our Iris Sample Processing (ISP) segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as, DNA processing stations for cytogenetic testing procedures such as fluorescent in-situ hybridization (FISH). Our Personalized Medicine (PMD) segment combines our subsidiaries Iris Molecular Diagnostics, dedicated to research and development of personalized medicine products and Arista Molecular, Inc. our CLIA certified high-complexity laboratory. Under this latest segment we consolidate all operations for the development and commercialization of proprietary cancer diagnostic testing services and related products.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. At times, cash balances exceed amounts insured by the Federal Deposit Insurance Corporation.

Investments in Marketable Securities

In 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement and Disclosures” (“ASC 820”), for assets and liabilities measured at fair value on a recurring basis. ASC 820 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

At December 31, 2011 and 2010, the Company did not hold any investments in marketable securities.

Accounts Receivable

The Company sells predominantly to entities in the health care industry. The Company grants uncollateralized credit to customers, primarily hospitals, clinical and research laboratories, and distributors. The Company performs ongoing credit evaluations of customers’ financial condition before granting uncollateralized credit. Although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. No single customer accounts for 10% or more of the Company’s consolidated revenues. The Company has one international distributor which accounts for 10.7% of the Company’s accounts receivable at the balance sheet date.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Goodwill and intangible assets with indefinite lives, which consists of a CLIA license, are not amortized. Goodwill and intangible assets with indefinite lives are subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are evaluated in accordance with FASB ASC Topic 350, Intangibles- Goodwill and Other (“ASC 350”), based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value and discounted cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the years ended December 31, 2010 and 2009, the Company did not record any impairment charges related to goodwill or intangible assets with indefinite lives. During the year ended December 31, 2011, the Company recorded goodwill impairment of $1.5 million (see Note 4 —  “Restructuring and Impairment of Assets”).

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Intangible assets are initially measured at their fair value, determined either by the fair value of the consideration exchanged for the intangible asset, or the estimated discounted cash flows expected to be generated from the intangible asset. Intangible assets with a finite life, such as core technology, customer relationships and non-compete agreements are amortized on a straight-line basis over their estimated useful life, ranging from 3 to 20 years. Intangible assets with a finite life are evaluated for impairment using the methodology set forth in FASB ASC Topic 360, Property, Plant and Equipment. Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. During the years ended December 31, 2010 and 2009, no intangible asset impairment was recorded. During the year ended December 31, 2011, the Company recorded $2.9 million of intangible asset impairment (see Note 4—”Restructuring and Impairment of Assets”).

In determining the useful lives of intangible assets, the Company considers the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, market influences and other economic factors. For technology based intangible assets, the Company considers the expected life cycles of products which incorporate the corresponding technology.

Goodwill decreased $1.5 million primarily due to goodwill impairment during the year ended December 31, 2011 (see Note 4 —  “Restructuring and Impairment of Assets”). The goodwill balance primarily relates to the Personalized Medicine segment.

Goodwill and intangible assets as of December 31, 2011 consisted of the following:

	Weighted- Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
	(Dollars in Thousands)
Intangible assets subject to amortization:
Core technology	20	$4,986	$(515)	$4,471
Intangible assets not subject to amortization:
CLIA License				1,604
Goodwill				2,451

Total intangible assets, net				$8,526

Core technology as of December 31, 2011, consists of technology acquired in the acquisition of Leucadia Technologies, Inc. in 2006, and technology acquired from BioMicro Systems, Inc. in November 2010 (see Note 3).

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Goodwill and intangible assets as of December 31, 2010 consisted of the following:

	Weighted- Average Amortization Period (in Years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
	(Dollars in Thousands)
Intangible assets subject to amortization:
Core technology	17	$8,164	$(513)	$7,651
Customer relationships	5	6	(1)	5
Non-compete agreements	3	100	(15)	85

Subtotal		$8,270	$(529)	7,741

Intangible assets not subject to amortization:
CLIA License				1,604
Goodwill				3,957

Total intangible assets, net				$13,302

Total expense related to the amortization of intangible assets was $276,000, $193,000 and $89,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Total future amortization expense related to intangible assets subject to amortization at December 31, 2011 is set forth in the table below (in thousands):

2012	$223
2013	249
2014	249
2015	249
2016	249
Thereafter	3,252

$4,471

The change in goodwill during the year ended December 31, 2011 is comprised of the following (in thousands):

Balance at December 31, 2010	$3,957
Impairment	(1,460)
Refund from acquisition of business	(46)

Balance at December 31, 2011	$2,451

Goodwill and intangibles assets as of December 31, 2011 consist of $5.1 million related to the Personalized Medicine segment, $3.4 million relates to the Sample Processing segment. Goodwill and intangibles assets as of December 31, 2010 consist of $9.8 million related to the Personalized Medicine segment and $3.5 million related to the Sample Processing segment. During the year ended December 31, 2011, the Company recognized an impairment of goodwill of $1.5 million (see Note 4 —  “Restructuring and Impairment of Assets”).

Software Development Costs

The Company capitalizes certain software development costs for new products and product enhancements once all planning, designing, coding and testing activities necessary to establish that the product can be produced to meet our design specifications are completed, and concludes capitalization when the product is ready for

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Total software development costs capitalized totaled $485,000, $754,000, and $835,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense of software development costs totaled $848,000, $659,000, and $592,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Impairment of Long-Lived Assets

The Company will identify and record impairment losses for long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets at December 31, 2010 and 2009. For the year ended December 31, 2011, the Company recorded impairment of long-lived assets in connection with the restructuring of Arista. See Note 4—”Restructuring and Impairment of Assets”.

Revenue recognition

For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectability is reasonably assured. When a customer enters into an operating-type lease agreement, hardware revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried in customer leased equipment within property, plant and equipment and amortized over its estimated useful life. Under a sales-type lease agreement, hardware revenue is generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Instrument costs under a sales-type lease agreement are recognized at the time of shipment. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as services are performed, if not under a contract. For those instrument sales that include multiple deliverables, such as instruments, training, consumables and service, the Company allocated revenue based on the relative fair values of the individual component sold separately, as determined in accordance with FASB ASC Topic 605, Revenue Recognition.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The fair value of the Company’s leased instruments is determined by a range of cash selling prices which the Company deem to be verifiable objective evidence. The Company regularly evaluates available objective evidence of instrument fair values using historical data.

The Company has certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as: (i) those dependent on fiscal funding outside of a governmental unit’s control; (ii) those that can be cancelled if deemed in the tax payers’ best interest; or (iii) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering the Company’s historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

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

Total shipping and handling costs included as a component of revenue for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $837,000, $697,000, and $707,000, respectively. Total shipping and handling costs included as a component of cost of sales amounted to $2,806,000, $2,490,000, and $1,871,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Warranties

The Company recognizes warranty expense, based on historical data and management’s estimate of expected cost, as an accrued liability at the time of sale. The Company regularly reevaluates its estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary. Warranty expense was approximately $899,000, $797,000, and $1,137,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising & Literature Expenditures

Advertising and literature costs are charged to expense as incurred. Advertising and literature expense for the years ended December 31, 2011, 2010 and 2009 amounted to $389,000, $360,000, and $244,000, respectively.

Research and Development Expenditures

Research and development expenditures are charged to operations as incurred. Net research and development expense includes total research and development costs incurred, including costs incurred under research and development grants and contracts, less costs reimbursed under research and development contracts.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

From time to time the Company receives grants from agencies of the U.S. Government. The Company does not recognize any revenue from such grants since they are cost reimbursement grants whereby the Company submits requests for reimbursement for certain costs incurred. There are no ongoing obligations or requirements with respect to the grants received, the Company retains ownership of any intellectual property that results from the research and development, and the U.S. Government agency receives a right to use the results of the research for government projects. The Company received cost reimbursements of $12,000, $41,000, and $85,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Foreign Currency Exchange Translation

The Company’s functional currency is the U.S. dollar. The functional currencies of the Company’s foreign subsidiaries are primarily accounted for in their respective local currencies. The statements of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these subsidiaries are translated at period-end exchange rates, and the differences from historical exchanges rates are reflected in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses from certain intercompany transactions are recorded in foreign currency transaction gain (loss) and other. Transactions denominated in currencies other than the functional currency are recorded based on rates in effect at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses and are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. All other foreign currency gains and losses are also recorded on foreign currency transaction gain (loss) and other. The Company recognized net foreign currency transaction gain of $264,000 for the year ended December 31, 2011. The Company recognized net foreign currency transaction losses of $91,000 for the year ended December 31, 2010. Such gains and losses were primarily attributable to volatility in the Euro and British Pound.

Foreign currency exchange gains (losses) related to intercompany balances were recorded in the Company’s statements of operations through December 31, 2011 as they represented short-term intercompany trade payables and receivables. On March 31, 2011, a substantial portion of the Company’s intercompany balances from its European subsidiaries were converted to promissory notes that are of a long-term investment nature (settlement of these notes is not planned or anticipated in the foreseeable future). As a result, foreign exchange gains and losses attributable to these promissory notes are recorded in stockholders’ equity as other comprehensive income (loss) beginning April 1, 2011.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, short term investments in marketable securities, accounts receivable, investment in sales-type leases, accounts payable, accrued expenses

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

and deferred service contract revenues approximate fair value due to their short maturity. The carrying amount of our long-term liabilities also approximates fair value based on interest rates currently available to us for debt of similar terms and remaining maturities.

Earnings Per Share

The Company computes and presents earnings per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic earnings per share are computed by dividing net income or loss by the weighted average number of common shares outstanding, including vested restricted shares and restricted stock units, during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options and warrants excluded from the computation of diluted net income per common share for the years ended December 31, 2011, 2010 and 2009 were 2,653,000, 1,777,000, and 1,479,000 respectively.

A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Weighted average common shares outstanding — basic	17,821	17,903	17,727
Effect of dilutive securities
Stock options	—	94	111
Restricted common shares and restricted stock units	—	22	36
Warrants	—	—	—

Weighted average common shares outstanding — diluted	17,821	18,019	17,874

Stock Based Compensation

The Company accounts for stock based compensation under FASB ASC Topic 718, Compensation — Stock Compensation (“ASC 718”) which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

The Company’s results for the years ended December 31, 2011, 2010 and 2009 include share-based compensation expense totaling $3,885,000, $4,157,000, and $3,729,000 respectively. In addition, the Company’s results include stock based compensation expense of $0 relating to stock issuances under our Employee Stock Purchase Plan for the three years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for stock based compensation arrangements amounted to $1,227,000, $1,369,000, and $1,188,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As of December 31, 2011, the Company had entered into foreign currency forward contracts for inventory purchases denominated in Japanese yen, with settlement dates which are typically over a period of no longer than 1 year. These foreign currency contracts consist of forward contracts and are designated as cash flow hedges. As of December 31, 2011, the notional amounts of all derivative foreign exchange contracts were $3.1 million and had an estimated fair value of ($37,000), The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the consolidated balance sheet as of December 31, 2011.

For the year ended December 31, 2011 we recorded an immaterial amount of ineffectiveness to other income from cash flow hedges. Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified to cost of sales upon the recognition of the hedged transaction. We reclassified a $7,000 gain (before tax) to cost of sales during the year ended December 31, 2011. We also estimate that substantially all of the $37,000 of unrealized loss (before tax) from our foreign currency contracts included in accumulated other comprehensive loss at December 31, 2011 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.

Segment Reporting

The Company determines and discloses industry segments in accordance with FASB ASC Topic 280: Segment Reporting (“ASC 280”) which uses a “management” approach for determining business segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC 280 also requires disclosures about products and services, geographic areas, and major customers. See Note 19 — “Segments and Geographic Information”.

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

At December 31, 2011, the amount of the Company’s cash deposited in demand deposit accounts which are fully guaranteed by the Federal Deposit Insurance Corporation was $6.8 million. The rest of the cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) ASU 2011-11, Disclosures About Offsetting Assets and Liabilities. The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2011-11 on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles- Goodwill and Other (Topic 350)-Testing Goodwill for Impairment. ASU 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2011-08 on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on our financial statements as it only requires a change in the format of our current presentation.

In April 2011, the FASB issued ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 provides guidance on whether a restructuring constitutes a troubled debt restructuring. For public entities, the ASU was effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. For nonpublic entities, the ASU is effective for annual periods ending on or after December 15, 2012, including interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2011-02 did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations- Disclosure of Supplementary Pro Forma Information, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 was effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. The adoption of ASU 2010-29 did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-28 — When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350 — Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 was effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of ASU 2010-28 did not have a material impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-17, Milestone Method of Revenue Recognition, provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. It was effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the ASU 2010-17 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, now codified under FASB ASC Topic 985, Software. ASU 2009-14, removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-14 was to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of the ASU 2009-14 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. Earlier application is permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

3.    Acquisitions

On January 1, 2010, the Company purchased certain assets relating to its current distribution of IRIS products in the United Kingdom, Ireland and Germany from one of the Company’s European distributors for a cash payment of $660,000. The assets purchased consist primarily of customer leases for installed IRIS

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

instruments and service contracts valued at inventory book value. This purchase increased the Company’s direct sales presence within its international sales channels, and will serve as a template for further potential transactions in territories that represent new business opportunities for the Company.

On July 28, 2010, the Company acquired AlliedPath, Inc., a high complexity CLIA-certified molecular pathology laboratory. Pursuant to the terms of the merger agreement dated July 26, 2010, the Company acquired all the issued and outstanding stock of AlliedPath for an amount in cash equal to $4.6 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through December 2013. Subsequently, the fair value of the earnout obligation was deemed to be zero. We did not assume any outstanding options or warrants of AlliedPath in connection with the acquisition. AlliedPath is now called Arista Molecular, Inc. (“Arista”) and is reported under the Personalized Medicine reporting segment of the consolidated financial statements

The aggregate consideration paid for the acquisition of Arista is as follows:

(In thousands)
Cash	$4,584
Fair value of contingent consideration	1,210

Total purchase price	$5,794

The aggregate consideration shown above reflects a $46,000 return of purchase price recorded during the year ended December 31, 2011.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Subsequent changes in the fair value of the contingent consideration are recognized as a gain or loss on revaluation of contingent consideration within operating expenses in the Company’s consolidated statement of operations. The Company considers the changes in the fair value of contingent consideration obligation at each reporting date based on changes in discount rates, timing and amount of revenue estimates and changes in probability assumptions with respect to the probability of achieving the obligations. Accretion expense related to the increase in net present value of the contingent liability is included in interest expense for the period. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods and well below the earn-out targets for all three years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease in the obligation of $1.2 million from December 31, 2010 to March 31, 2011. Consequently the Company recognized a gain on revaluation of contingent consideration for the year ended December 31, 2011 (recorded in March 2011). As of December 31, 2011, the fair value of the contingent consideration remained zero.

Property and equipment net book value was evaluated at approximately fair value on the acquisition date due to the nature and relative age of the assets acquired.

Acquired property and equipment are depreciated on a straight-line basis with estimated remaining useful lives ranging from 1 year to 5 years. Intangible assets except the CLIA license are being amortized on a straight-line basis with estimated remaining useful lives ranging from 3 years to 15 years reflecting the expected future value. The CLIA license is considered to have an indefinite useful life. The purchase was structured as a stock purchase therefore the value assigned to the core technology, CLIA license, customers relationships, non-compete agreements and goodwill is not deductible for tax purposes. See Note 4 — “Restructuring and Impairment of Assets” below.

The following table summarizes unaudited pro forma financial information assuming the acquisition of Arista had occurred on January 1, 2009 (the corresponding period of the fiscal year immediately preceding the acquisition). This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on January 1, 2009 and should not be taken as representative of the Company’s future consolidated results of operations or financial position.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
	(In thousands)
Revenue	$107,702	$92,570
Net income	$1,348	$3,803
Net income per basic share	$0.08	$0.21
Net income per diluted share	$0.07	$0.21

On November 22, 2010, the Company acquired the assets of a multi-purpose, bench-top instrument platform for automating highly repetitive, manual laboratory protocols for FISH (fluorescence in-situ hybridization) testing and other slide-based cytogenetic applications. The product acquisition is a natural extension to the successful ThermoBrite® DNA Hybridization System and in line with the Company’s entry into personalized medicine with emphasis on cancer diagnostics. The product prototypes and proprietary technology assets were purchased for $3.2 million in cash from BioMicro Systems, Inc. The new product platform, now named ThermoBrite® Elite, has been integrated into the Iris Sample Processing Division and it is expected to position

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

IRIS as a major competitor in the high growth cytogenetic instrumentation market. This acquisition was recorded as an acquisition of assets determined not to be a business, since no workforce nor strategic management, operational or resource management processes were included in the purchase.

The purchase price of $3.2 million plus related asset acquisition costs of $94,000 was allocated as follows: $3.2 million to core technology, recorded in intangible assets, and $99,000 to property and equipment on the Company’s consolidated balance sheet as of December 31, 2011. Although BioMicro Systems built and tested working prototypes, several elements of this platform required further enhancement in order to improve reliability and serviceability. The useful life of the core technology is estimated at 20 years. Amortization is expected to begin with the initiation of product sale in 2012.

4.    Restructuring and Impairment of Assets

In September 2011, the Company restructured its Personalized Medicine segment by downsizing and consolidating the molecular pathology laboratory operations of Arista Molecular, Inc., into Iris Molecular Diagnostics. The restructuring included personnel reduction as well as discontinuation of all non-proprietary testing services at the laboratory, the closure of Arista’s San Diego, CA laboratory facility and the relocation of the proprietary testing services to a downsized laboratory operation in Iris Molecular Diagnostics’ facility in Carlsbad, CA. Arista retained all licenses and high-complexity CLIA laboratory capabilities, as well as limited personnel to perform tests based on the Company’s NADiA platform and other proprietary technology, starting with NADiA ProsVue which attained FDA clearance on September 22, 2011.

The Company also restructured the research and development department within IDD to realign the department’s technical core competencies with the product pipeline in development. The total personnel reduction at Arista and IDD resulted in a reduction of approximately 10% of the total workforce of the Company.

The Company incurred restructuring costs of $1.6 million in 2011, substantially all of which cash expenditures consisting of severance and other employment termination costs of $0.7 million and contract termination and other associated costs of $0.9 million. The restructuring was completed on September 30, 2011. The restructuring expenses are presented as a separate line item under operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2011. Restructuring expenses of $1.6 million consist of $1.3 million related to the Personalized Medicine segment and $0.3 million related to the IDD segment.

As of December 31, 2011, the following table represents the details of the restructuring expenses:

	Severance and other termination costs	Contract termination and other costs	Total
	(In thousands)
Charges and adjustments to expense	$693	$868	$1,561
Cash payments	(643)	(597)	(1,240)
Non-cash adjustments	—	—	—

Accrual at December 31, 2011	$50	$271	$321

The remaining balance at December 31, 2011 is included in accrued liabilities. The Company expects to pay accrued severance and other termination costs through 2012 and contract termination (consisting primarily of equipment leases) and other costs under contract through 2013.

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions were recorded upon employee notification.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Furthermore, in connection with the restructuring of Arista, we incurred approximately $5.8 million of asset write-downs and impairment charges. The non-proprietary testing services which were discontinued represent the Arista business which was acquired in 2010 (see Note 3, Acquisition). Therefore, since the acquired non-proprietary laboratory business ceased operating, the entire balance of $1.5 million of goodwill and the remaining unamortized balance of $2.9 million of core technology, customer relationships and non-compete agreements arising from the acquisition of Arista were written down to zero as of December 31, 2011. Write-downs of property and equipment associated with the downsizing of Arista’s laboratory facility totaled $1.5 million. The asset write-downs and impairment charges are recorded as impairment of assets in the Company’s consolidated statements of operations for the year ended December 31, 2011. The entire amount of asset write-downs and impairment charges is reported in the Personalized Medicine segment.

The CLIA license arising from the acquisition of AlliedPath will be utilized to perform tests based on the Company’s proprietary platforms. The carrying value of the CLIA license is $1.6 million as of December 31, 2011. Based on projections for NADiA as of December 31, 2011, the estimated fair value (determined based on discounted cash flows) exceeds the carrying amount of the CLIA license. Thus, the CLIA license is not impaired.

5.    Inventories

Inventories consist of the following:

	At December 31,
	2011	2010
	(In thousands)
Finished goods	$2,326	$3,423
Work-in-process	35	181
Raw materials, parts and sub-assemblies	8,211	6,706

Inventories	$10,572	$10,310

6.    Property and Equipment

Property and equipment consist of the following:

	At December 31,
	2011	2010
	(In thousands)
Machinery and equipment	$10,288	$13,894
Leasehold improvements	9,449	8,021
Computer hardware	4,321	—
Computer software and licenses	1,185	—
Tooling, dies and molds	2,270	1,224
Furniture and fixtures	1,464	2,088
Rental units	1,822	1,299

	30,799	26,526
Less: accumulated depreciation	(17,425)	(14,491)

	$13,374	$12,035

Depreciation expense for Property and Equipment, for the years ended December 31, 2011, 2010 and 2009 was $4.2 million, $3.3 million, and $2.8 million, respectively.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.    Sales-type Leases

The components of net investment in sales-type leases consist of the following:

	At December 31,
	2011	2010
	(In thousands)
Total minimum lease payments	$18,530	$16,044
Less: unearned income	(2,622)	(2,464)

Net investment in sales-type leases	15,908	13,580
Less: current portion	(4,109)	(3,578)

Net investment in sales-type leases, non-current portion	$11,799	$10,002

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years and thereafter:

(In thousands)
Year Ending December 31,
2012	$4,109
2013	3,856
2014	3,557
2015	2,815
2016	1,370
Thereafter	201

$15,908

Our leases are primarily to customers in the health care industry or to governments. We assess credit risk for all of our customers including those who lease equipment. Credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a quarterly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on company size, years in business, and other credit related factors (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; and iii) the customer has been in business less than three years. Our lease receivables are collateralized by the equipment’s fair value, which mitigates our credit risk. The following table presents the risk profile by creditworthiness category of our sales-type lease receivables at December 31, 2011:

(unaudited)
(In thousands)
Low risk	$14,596
Moderate risk	742
High Risk	570

$15,908

The balance of the allowance for uncollectible accounts for our sales-type leases was zero as of December 31, 2011. We determine the adequacy of our allowance for uncollectible accounts for sales-type leases based on an analysis of historical write-offs. There have been no write-offs of sales-type lease receivables for the years ended December 31, 2011, 2010 or 2009. As of December 31, 2011, the amount of sales-type leases which

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

were past due was not significant and there were no impaired sales-type leases. Accordingly, there was no material risk of default with respect to sales-type leases as of December 31, 2011.

8.    Bank Credit Facility

On July 27, 2011, the Company entered into a new credit facility with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders. The credit facility provides for borrowings of up to $15 million pursuant to revolving loans, acquired participations in letters of credit and swingline loans. The Company has not borrowed any amounts under the credit facility. All amounts under the revolving loans become due and payable on July 31, 2013. The credit facility has variable interest rates based on changes to either the applicable LIBOR rate or the lender’s prime rate. Interest is generally payable monthly in arrears. The Company’s obligations under this credit facility are secured by a lien on substantially all of the Company’s assets and those of its domestic subsidiaries. The credit facility contains affirmative and negative covenants, including financial covenants and limitations on additional indebtedness, and customary default provisions that provide that all outstanding obligations under the facility may become immediately due and payable in the event of the Company’s default.

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

As of December 31, 2011 and 2010, there were no borrowings under either the new or previous credit facility. The Company, however, is subject to certain financial and non-financial covenants under the new credit facility and as of December 31, 2011, the Company was in compliance with these covenants.

9.    Accrued Expenses

Accrued expenses consist of the following:

	At December 31,
	2011	2010
	(In thousands)
Accrued bonuses	$3,490	$1,762
Accrued commissions	984	824
Accrued payroll	1,125	1,059
Accrued vacation	1,854	1,624
Accrued professional fees	895	499
Accrued warranty	778	705
Accrued laboratory information system implementations	570	487
Accrued restructuring expense	320	—
Accrued employee relocation expense	546	375
Accrued taxes and other	1,960	178

	$12,522	$7,513

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Changes in accrued warranty were as follows:

	At December 31,
	2011	2010
	(In thousands)
Balance — beginning of year	$705	$946
Additions for provisions during year	899	797
Reductions during year	(826)	(1,038)

Balance — end of year	$778	$705

10.    Income Taxes

The provision for income taxes from operations consists of the following:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$159	$514	$1,879
Foreign	75	63	—
State	389	665	757

	623	1,242	2,636

Deferred:
Federal	(1,467)	243	364
Foreign	242	170	(32)
State	(1,272)	(567)	(514)

	(2,497)	(154)	(182)

	$(1,874)	$1,088	$2,454

Income taxes have been based on the following components of pre-tax income (loss):

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic	$(4,002)	$3,541	$8,821
Foreign	934	589	(116)

	$(3,068)	$4,130	$8,705

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate to income (loss) before provision for income taxes as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Tax provision (benefit) computed at federal statutory rate	$(1,043)	$1,404	$2,960
State taxes, net of federal benefit	(129)	252	544
Tax credits	(953)	(790)	(258)
Incentive stock options	282	293	303
Nondeductible expenses	94	72	(83)
Change in valuation allowance	(188)	(45)	(269)
Rate differential on foreign income	(3)	(9)	(32)
Prior year return to provision adjustment	241	(61)	(772)
California hiring tax credit	(50)	—	—
California sales & use tax credit	(129)	—	—
Other	4	(28)	61

	$(1,874)	$1,088	$2,454

The primary components of temporary differences, which give rise to the Company’s net deferred tax asset at December 31, 2011 and 2010, are as follows:

	At December 31,
	2011	2010
	(In thousands)
Depreciation and amortization	$(965)	$(2,738)
Allowance for doubtful accounts	258	187
Prepaid Expenses	(450)	—
Accrued liabilities	1,719	1,382
Inventory	127	145
Stock compensation	2,456	2,132
Gain/Loss on foreign currency	15	—
Net operating loss carryforwards	2,498	2,740
Tax credits	4,644	3,603
Valuation allowance	(410)	(598)
State deferred taxes	(1,645)	(1,103)

	$8,247	$5,750

As of December 31, 2011, withholding and U.S. taxes have not been provided on approximately $200,000 of cumulative undistributed earnings of the Company’s non-U.S. subsidiaries because the Company intends to indefinitely reinvest these earnings in its non-U.S. subsidiaries.

At December 31, 2011, the Company has Federal, state and foreign net operating loss carryforwards of approximately $5.2 million, $4.0 million, and $1.2 million, respectively expiring beginning in 2011 through 2030. The federal and state net operating loss carryforwards are subject to limitations on their utilization. The Company also has federal and state tax credit carryforwards of $910,000 and $3.7 million, respectively, net of valuation allowances.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Realization of deferred tax assets associated with foreign net operating losses (“NOL”) and tax credit carryforwards is dependent upon the Company’s ability to generate sufficient taxable income prior to their expiration. Management believes it is more likely than not that the deferred tax assets will be realized through future taxable income or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management’s estimates of taxable income during the carryforward period are not realized or are significantly reduced or alternative tax strategies are not available. During 2011, the Company reduced the valuation allowance related to Arista’s NOLs by $188,000.

The Company adopted the provisions of FASB ASC Topic 740-10, Income Taxes, which requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In general, the U.S. federal statute for the assessment of taxes for the Company is no longer open for tax years prior to 2007 and for state income tax purposes for tax years prior to 2006. The Company is currently under examination in the U.S. by the Internal Revenue Service which is examining the 2010 federal income tax return and in Germany which is examining the Company’s 2006 through 2009 income tax returns. The Company does not believe any additional taxes will be due in connection with the examinations.

The following changes occurred in the amount of unrecognized tax benefits (including related interest and penalties) during the years ended December 31, 2011, 2010 and 2009 as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at January 31	$1,908	$1,282	$998
Additions for current year tax positions	494	626	284

Balance at December 31	$2,402	$1,908	$1,282

The Company does not expect any reduction to the unrecognized tax benefits in the next twelve months.

Currently, there are no amounts of interest or penalties recorded in the financial statements as the unrecognized tax benefits relate to deferred tax assets. The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes on the consolidated statements of operations in any future periods in which the Company must record a liability.

11.    Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB Topic 505, Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cost of revenue	$308	$357	$417
Marketing and selling	564	688	631
General and administrative	2,179	2,233	2,026
Research and development	834	879	655

Stock-based compensation	$3,885	$4,157	$3,729

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

The maximum number of shares available for grant under the 2011 Inducement Plan is 250,000 shares of common stock, which number of shares is subject to adjustment for certain corporate changes, as provided in the plan. The plan expires on September 30, 2013. The plan is administered by the Compensation Committee of the Company’s Board. As of December 31, 2011, 17,417 shares have been granted under the 2011 Inducement Plan.

The Company previously had other expired stock option plans which have remaining outstanding shares.

The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s existing stock option plans as of December 31, 2011:

	Number of Option Shares
Plan	Authorized	Exercised	Outstanding	Available for Grant
	(In thousands)
1994 Plan	700	680	20	—
1998 Plan	4,100	2,828	468	—
2007 Plan	3,300	2	1,944	483
2011 Plan	250	—	12	233

	8,350	3,510	2,444	716

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table sets forth certain information relative to stock options during the three years ended December 31, 2011.

	Shares	Weighted Average Exercise Price	Average Intrinsic Value
	(In thousands, except for per share)
Outstanding at January 1, 2009	1,974	$13.24
Granted	571	$9.02
Exercised	(197)	$7.34
Canceled or expired	(143)	$13.10

Outstanding at December 31, 2009	2,205	$12.97
Granted	827	$10.74
Exercised	(22)	$1.44
Canceled or expired	(241)	$14.52

Outstanding at December 31, 2010	2,769	$12.26
Granted	284	$9.80
Exercised	(113)	$2.61
Canceled or expired	(496)	$15.39

Outstanding at December 31, 2011 average remaining life — 3.9 years	2,444	$11.78	$283
Exercisable at December 31, 2011, average remaining life — 3.3 years	1,684	$12.42	$262

The weighted average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $4.06, $5.14, and $4.91, respectively. The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $769,000, $201,000, and $729,000, respectively. Of the total outstanding stock options shown above, 930,000, 1,068,000, and 790,000 were incentive stock options as of December 31, 2011, 2010 and 2009, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on December 31, 2011. As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was $3,014,000, which is expected to be recognized over the remaining weighted average period of approximately 2.5 years.

The Compensation Committee of the board of directors determines the stock based compensation grants. The exercise price of options is the closing price on the date the options are granted. Payment of the exercise price may be made either in cash or with shares of common stock that have been held at least six months. The options generally vest over four years and expire between five or ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Risk free interest rate	1.72%	1.75%	2.0%
Expected lives (years)	4.08	4.35	4.0
Expected volatility	50.95%	56.57%	60.5%
Expected dividend yield	—	—	—

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On December 12, 2011, the Company’s Chief Executive Officer exercised a stock option to purchase an aggregate of 86,105 shares of common stock with an exercise price of $2.60 per share, on a net issue basis, in a transaction approved by the compensation committee of the board of directors. The Company issued 39,647 shares of common stock to the Chief Executive Officer, and retained 46,458 shares of common stock with an aggregate market value of $442,745 based on the last closing price of the Company’s common stock immediately prior to exercise of $9.53 per share. The Company applied $223,873 in payment of the aggregate exercise price of the stock options and $218,872 was applied in payment of payroll taxes arising from the option exercise.

A summary of the Company’s non-vested stock options during the year ended December 31, 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested options at January 1, 2011	1,127	$4.80
Granted	285	$4.06
Vested	(498)	$4.96
Forfeited	(154)	$4.15

Non-vested options at December 31, 2011	760	$4.55

As of December 31, 2011, there was approximately $3,014,000 of accumulated unrecognized stock compensation based on fair value on the grant date related to non-vested options granted under the stock option plans. That cost is expected to be recognized during the weighted average service period of 2.5 years. The share-based compensation will be amortized based on the straight line method over the vesting period and the expense includes an estimate of the awards that will be forfeited. The total fair value of shares vested during the year ended December 31, 2011 was $2,462,000.

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. Restricted stock units currently vest 25% after thirteen months and 6 1/4% quarterly thereafter. However, awards to non-employee directors are immediately vested on the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability, or special circumstances as determined by the

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Compensation Committee of the Company’s board of directors. Restricted share and restricted stock unit activity during the year ended December 31, 2011 is as follows:

	Shares and Units	Weighted Average Grant Date Fair Value Per Share
	(In thousands, except for per share)
Unvested at January 1, 2011	286	$10.89
Granted	209	$9.51
Vested during period	(178)	$10.42
Cancelled during period	(52)	$9.79

Unvested at December 31, 2011	265	$10.33

Fair value of the Company’s restricted shares and restricted stock units is based on the Company’s closing stock price on the date of grant. As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested restricted share grants was $2,495,000 which is expected to be recognized over the remaining weighted average period of approximately 2.6 years.

From time to time, the company retains shares of common stock from employees upon vesting of restricted shares and restricted stock units to cover income tax withholding. The impact of such withholding totaled $531,000, $315,000, and $179,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and was recorded as settlement on restricted stock tax withholding in the accompanying consolidated statements of stockholders’ equity.

12.     Capital Stock

At December 31, 2011, there were no warrants outstanding. During the year ended December 31, 2009, 24,016 warrants were exercised prior to their expiration.

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

Cumulatively between the three plans mentioned above, the Company purchased a total of 1,564,833 shares of common stock for approximately $17.4 million in 2010, 2009 and 2008. No shares were repurchased during the year ended December 31, 2011.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

14.     Employee Benefits

All employees are also eligible to participate in a 401(k) Plan at the beginning of the first quarter following their employment start date. The Company’s contributions are discretionary. Effective January 1, 2006 the Company commenced matching $0.50 per $1.00 contributed by the employees up to 4% of the employee’s annual salary; prior to 2006, the Company’s practice was to match $0.25 per $1.00 contributed by the employees up to 4% of the employee’s annual salary. Employees vest in amounts contributed by the Company immediately. The Company contributed $479,000, $408,000, and $362,000 to the 401(k) Plan for the years ended December 31, 2011, 2010, and 2009, respectively.

15.     Joint Development Agreement

On March 25, 2011, the Company entered into a Joint Development Agreement with Fujirebio Inc., one of the largest in-vitro diagnostics companies in Japan, for the co-development of the 3GEMS Hematology Analyzer product line.

Terms of the agreement call for Fujirebio to contribute $6.0 million toward the costs of the joint development program, with an initial payment of $500,000 upon signing of the agreement in March 2011 and the balance to be paid in installments during the course of the development period based upon the achievement of certain milestones. The Company received an additional $1 million from Fujirebio in 2011 for the achievement of two milestones. For the year ended December 31, 2011, the Company recorded $1.5 million as a reduction to research and development expenses in the Company’s consolidated statement of operations. These funds will be utilized to accelerate the 3GEMS Hematology Analyzer development program, which leverages IRIS’s proprietary image-based technology to automate the identification and characterization of blood cells, including an image-based expanded white blood cell differential, and is expected to significantly reduce the need for manual slide preparation and reviews.

In the first quarter of 2012, the Company achieved another milestone under its Joint Development Agreement with Fujirebio for which it received an additional $500,000.

16.    Shelf Registration

In November 2010, the Company filed a Form S-3 shelf registration statement (“$125 million shelf”) to provide for financial flexibility. The $125 million shelf allows the Company to issue common stock, preferred stock and debt securities of the Company. Under the $125 million shelf, all of the securities available for issuance may be offered from time to time with terms to be determined at the time of issuance. In December 2010 the Form S-3 registration statement was declared effective. As of December 31, 2011, no securities had been issued under the $125 million shelf which will expire in December 2013.

17.    Commitments and Contingencies

Leases

The Company leases real property, automobiles and equipment under operating lease agreements, which expire at various times through 2019. Certain leases contain renewal options and generally require us to pay utilities, insurance, taxes and other operating expenses.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Future minimum rental payments required under operating lease agreements that have an initial term in excess of one year as of December 31, 2011, are as follows:

Operating Leases
(In thousands)
Year Ended December 31,
2012	$2,497
2013	2,576
2014	2,116
2015	1,679
2016	596
Thereafter	1,607

$11,071

Consolidated rental expense under all operating leases during the years ended December 31, 2011, 2010 and 2009 was approximately $ 2,554,000, $2,424,000, and $1,997,000 respectively.

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of its activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of its obligations under these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2011 and 2010.

18.    Supplier Concentration

One supplier comprised greater than 10% of the Company’s consolidated purchases. Consolidated purchases from this supplier amounted to 13%, 17%, and 12% for the years end December 31, 2011, 2010, and 2009, respectively.

19.    Segments and Geographic Information

The Company’s operations are organized on the basis of products and related services, and under FASB ASC Topic 280, Segment Reporting, the Company operates in three segments: (1) Iris Diagnostics Division (“IDD”), (2) Sample Processing and (3) Personalized Medicine.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The IDD segment designs, develops, manufactures, markets and distributes in-vitro diagnostic systems based on patented and proprietary technology for automating microscopic and clinical chemistry procedures for urinalysis. The segment also provides ongoing sales of consumables and services necessary for the operation of installed urinalysis workstations. In the United States, these products are mostly sold through a direct sales and service force. Internationally, these products are sold and serviced through distributors, with the exception of France, Germany, and United Kingdom.

The Sample Processing segment designs, develops, manufactures and markets a variety of benchtop centrifuges, small instruments and supplies. These products are used primarily for manual specimen preparation and dedicated applications in coagulation, cytology, hematology, urinalysis, DNA processing and FISH. These products are sold worldwide through distributors.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The tables below present information about reported segments for the three years ended December 31, 2011:

	IDD	Sample Processing	Personalized Medicine(1)	Unallocated Corporate Expenses	Total
	(In thousands)
For the Year Ended December 31, 2011
Revenues	$103,592	$14,540	$192	$—	$118,324
Gross profit (loss)	53,616	8,049	(1,444)	—	60,221
Marketing and selling	18,891	1,426	2,792	—	23,109
General and administrative	6,384	1,509	2,058	9,154	19,105
Research and development, net	10,241	914	5,092	—	16,247
Gain on revaluation of contingent consideration	—	—	(1,225)	—	(1,225)
Impairment of Assets	—	—	5,829	—	5,829
Restructuring expense	333	—	1,228	—	1,561

Total operating expenses	35,849	3,849	15,774	9,154	64,626
Operating income (loss)	17,767	4,200	(17,218)	(9,154)	(4,405)
Interest income	94	1	—	1,038	1,133
Interest expense	—	—	—	(20)	(20)
Depreciation and amortization	4,378	145	784	14	5,321
Segment pre-tax income (loss)	18,772	4,093	(17,219)	(8,714)	(3,068)

Segment assets	85,277	11,723	6,668	8,247	111,915

Investment in long-lived assets	26,299	4,829	6,208	—	37,336

For the Year Ended December 31, 2010
Revenues	$93,195	$14,408	$69	$—	$107,672
Gross profit	47,469	7,789	(372)	—	54,886
Marketing and selling	17,375	1,189	1,265	—	19,829
General and administrative	6,386	1,360	1,872	7,769	17,387
Research and development, net	8,840	619	5,103	—	14,562
Gain on revaluation of contingent consideration	—	—	—	—	—
Impairment of Assets	—	—	—	—	—
Restructuring expense	—	—	—	—	—

Total operating expenses	32,601	3,168	8,240	7,769	51,778
Operating income (loss)	14,868	4,621	(8,612)	(7,769)	3,108
Interest income	141	26	—	956	1,123
Interest expense	—	—	—	(10)	(10)
Depreciation and amortization	3,612	181	357	14	4,164
Segment pre-tax income (loss)	15,744	4,545	(8,620)	(7,539)	4,130

Segment assets	76,981	12,683	11,195	5,750	106,609

Investment in long-lived assets	24,281	3,720	11,045	—	39,046

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	IDD	Sample Processing	Personalized Medicine(1)	Unallocated Corporate Expenses	Total
	(In thousands)
For the Year Ended December 31, 2009
Revenues	$78,231	$14,335	$—	$—	$92,566
Gross profit	41,295	7,370	—	—	48,665
Marketing and selling	14,999	1,123	—	—	16,122
General and administrative	5,077	1,345	—	6,899	13,321
Research and development, net	6,275	824	4,312	—	11,411

Total operating expenses	26,351	3,292	4,312	6,899	40,854
Operating income (loss)	14,944	4,078	(4,312)	(6,899)	7,811
Interest income	663	25	—	169	857
Interest expense	—	—	—	(21)	(21)
Depreciation and amortization	3,051	230	226	16	3,523
Segment pre-tax income (loss)	16,787	4,014	(4,262)	(7,834)	8,705

Segment assets	78,453	8,784	4,417	6,136	97,790

Investment in long-lived assets	19,681	399	4,298	—	24,378

(1)	Personalized Medicine includes the operations of Arista, which was acquired on July 28, 2010 (see Note 3).

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $38.8 million in 2011, $36.0 million in 2010 and $30.2 million in 2009. For the year ended December 31, 2011, two customers represented 12% of international sales. For the year ended December 31, 2010, one customer represented 13% of international sales. For the year ended December 31, 2009, three customers represented 19%, 12% and 12% of international sales, respectively.

Segment assets attributed to corporate unallocated expenses are deferred taxes. Long-lived assets include property and equipment, intangible assets, long-term portion of inventory and other long-term assets. Deferred income taxes are excluded from long-lived assets.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

20.    Valuation and Qualifying Accounts

	Beginning Balance	Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts	$405	$—	$135	$(31	)(1)	$509
Allowance for sales returns	48	—	—	—	(1)	48
Reserve for inventory obsolescence	145	138	—	(42	)(1)	241
Valuation of deferred tax assets	598	—	(188)	—		410
Year Ended December 31, 2010
Allowance for doubtful accounts	$369	$—	$43	$(7	)(1)	$405
Allowance for sales returns	48	—	—	—	(1)	48
Reserve for inventory obsolescence	983	131	—	(969	)(1)	145
Valuation of deferred tax assets	335	—	308	(45	)(2)	598
Year Ended December 31, 2009
Allowance for doubtful accounts	$410	$—	$(20)	$(21	)(1)	$369
Allowance for sales returns	35	—	13	—		48
Reserve for inventory obsolescence	846	255	—	(118	)(1)	983
Valuation of deferred tax assets	596	—	—	(261	)(2)	335

(1)	Relates to the write-off of accounts receivable, return of merchandise, disposal of obsolete inventory or specific portion of the accounts receivable reserve or reserve for sales returns no longer needed.

(2)	Valuation adjustment relating to realization of deferred tax assets.

21.    Selected Quarterly Data (Unaudited)

The following table summarizes certain financial information by quarter:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues	$26,939	$30,165	$28,096	$33,124
Gross profit	13,107	15,653	14,148	17,313
Net income (loss)	523	(344)	(4,270)	2,897
Net income per share — basic	0.03	(0.02)	(0.24)	0.16
Net income per share — diluted	0.03	(0.02)	(0.24)	0.16

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share)
Net revenues	$25,980	$26,688	$25,726	$29,278
Gross profit	13,254	14,495	13,159	13,978
Net income	1,042	624	924	452
Net income per share — basic	0.06	0.03	0.05	0.03
Net income per share — diluted	0.06	0.03	0.05	0.03

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

1.	2011 results include the operating losses from Arista Molecular of $12.5 million. Included in this amount is $7.1 million related to restructuring and impairment charges. In September 2011, we restructured our Personalized Medicine segment by downsizing and consolidating the molecular pathology laboratory operations of Arista into Iris Molecular Diagnostics.

2.	2010 results include the operating losses, including acquisition related costs, of approximately $3.7 million related to our acquisition in July 2010 of Arista Molecular, Inc. In addition, in 2010 we incurred $923,000 in CFO and related transition costs, $1.1 million for foreign currency translation loss and $800,000 related to higher instrument cost of goods due to a price premium on the last purchase of automated chemistry analyzers from Arkray.

22.     Shareholders’ Rights Plan

On September 24, 2010, the Company’s board of directors adopted a shareholders’ rights plan under which each holder of a share of common stock also has one right to purchase one one-thousandth of a newly created Series A preferred share at $100 per one one-thousandth of a share. The rights originally were scheduled to expire on September 24, 2020. However, the expiration date was accelerated to November 30, 2011 such that the rights under the plan are no longer outstanding and the shareholders’ rights plan is no longer in effect as of December 31, 2011.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures.

Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer, with the participation of management, have concluded that our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934) were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management concluded that as of December 31, 2010, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm.

BDO USA LLP, our independent registered public accounting firm that has audited our financial statements included herein, has issued an attestation report on our internal control over financial reporting, which report is included under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for our Annual Meeting of Stockholders expected to be held in April 2012 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.     Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors and executive officers may be found in the section “Director Nominees and Executive Officers” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to our audit committee and audit committee financial expert may be found in the section entitled “Director Nominees and Executive Officers — The Board and Board Committees — Audit Committee” appearing in the Proxy Statement. Such information is incorporated herein by reference.

The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 and our code of ethics may be found in the sections entitled “Director Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” and “Director Nominees and Executive Officers — Code of Business Conduct and Ethics,” respectively, appearing in the Proxy Statement. Such information is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required by this Item with respect to director and executive officer compensation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation.”

The information required by this Item with respect to Compensation Committee interlocks and insider participation is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Director Nominees and Executive Officers — Compensation Committee Interlocks and Insider Participation.”

The information required by this Item with respect to our Compensation Committee’s review and discussion of the Compensation Discussion and Analysis included in the Proxy Statement is incorporate herein by reference to the information from the Proxy Statement under the section entitled “Compensation Discussion and Analysis — Compensation Committee Report.”

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

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Approval of 2012 Omnibus Incentive Plan — Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item with respect to related party transactions is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation — Certain Relationships and Related Transactions.”

The information required by this Item with respect to director independence is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Director Nominees and Executive Officers — The Board and Board Committees.”

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

2.  Financial Statement Schedules

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

The following exhibits are included herein or incorporated herein by reference:

Exhibit Number		Incorporated by Reference					Filed Herewith
	Description	Form	File Number	Exhibit		Filing Date
2.1	Merger Agreement, dated July 26, 2010, by and among Iris International, Inc., AlliedPath Inc., and API Acquisition Corp.	8-K	001-11181	2.1		July 30, 2010	—
3.1(a)	Certificate of Incorporation, filed June 9, 1987	8-K	001-11181	3.1	(a)	September 29, 2010	—
3.1(b)	Certificate of Amendment of Certificate of Incorporation, filed July 9, 1993	8-K	001-11181	3.1	(b)	September 29, 2010	—
3.1(c)	Certificate of Amendment of Certificate of Incorporation, filed June 6, 2001	8-K	001-11181	3.1	(c)	September 29, 2010	—
3.1(d)	Certificate of Ownership and Merger, filed November 26, 2003	8-K	001-11181	3.1	(d)	September 29, 2010	—
3.1(e)	Certificate of Correction of Certificate of Ownership and Merger, filed December 11, 2003	8-K	001-11181	3.1	(e)	September 29, 2010	—
3.2	Amended and Restated Bylaws	8-K	001-11181	3.1		December 1, 2011	—
4.1(a)	Rights Agreement, dated as of September 24, 2010, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent, including the Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock, the Form of Rights Certificate, and the Summary of Rights to Purchase Preferred Stock, attached thereto as Exhibits A, B and C, respectively.	8-K	001-11181	4.1		September 29, 2010	—
4.1(b)	Amendment and Termination of Rights Agreement, dated as of November 30, 2011, between the Registrant and Continental Stock Transfer & Trust Company, as Rights Agent.	8-K	001-11181	4.1		December 1, 2011	—

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File Number	Exhibit	Filing Date
10.1(a)†	Key Employee Agreement, dated February 13, 2004, between the Registrant and Cesar M Garcia.	10-K	001-11181	10.8(i)	March 26, 2004	—
10.1(b)†	First Amendment to Key Employee Agreement, dated December 21, 2006, between the Registrant and Cesar M Garcia.	10-K	001-11181	10.9(b)	March 23, 2007	—
10.1(c)†	Second Amendment to Key Employee Agreement, dated November 14, 2007, between the Registrant and Cesar M. Garcia.	8-K	001-11181	10.1	November 14, 2007
10.1(d)†	Third Amendment to Key Employee Agreement for Cesar M. Garcia effective May 14, 2010 between IRIS International, Inc. and Cesar M. Garcia.	8-K	001-11181	10.1	September 7, 2010	—
10.1(e)†	Fourth Amendment to Key Employee Agreement for Cesar M. Garcia effective March 30, 2011 between IRIS International, Inc. and Cesar M. Garcia.	8-K	001-11181	10.1	April 5, 2011	—
10.2(a)†	Key Employee Agreement, dated March 1, 2007, between the Registrant and Thomas E. Warekois.	10-K	001-1181	10.12	March 14, 2008	—
10.2(b)†	Amendment to Key Employee Agreement for Thomas Warekois, effective May 14, 2010 between IRIS International, Inc. and Thomas Warekois.	8-K	001-11181	10.3	September 7, 2010	—
10.2(c)†	Second Amendment to Key Employee Agreement for Thomas Warekois, effective March 30, 2011 between IRIS International, Inc. and Thomas Warekois.	8-K	001-11181	10.4	April 5, 2011	—
10.3(a)†	Key Employee Agreement, dated November 7, 2007, between the Registrant and Robert Mello.	8-K	001-11181	10.2	November 14, 2007
10.3(b)†	Amendment to Key Employee Agreement for Robert Mello, effective May 14, 2010 between IRIS International, Inc. and Robert Mello.	8-K	001-11181	10.2	September 7, 2010	—
10.3(c)†	Second Amendment to Key Employee Agreement for Robert Mello, effective March 30, 2011 between IRIS International, Inc. and Robert Mello.	8-K	001-11181	10.5	April 5, 2011	—
10.4(a)†	Key Employee Agreement for Thomas H. Adams, PhD, dated September 2, 2010 between IRIS International, Inc. and Thomas H. Adams, Ph.D.	8-K	001-11181	10.5	September 7, 2010	—

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File Number	Exhibit	Filing Date
10.4(b)†	First Amendment to Key Employee Agreement for Thomas H. Adams, PhD, effective March 30, 2011 between IRIS International, Inc. and Thomas H. Adams, PhD.	8-K	001-11181	10.6	April 5, 2011	—
10.5(a)†	Key Employee Agreement for Amin Khalifa dated October 11, 2010 between IRIS International, Inc. and Amin Khalifa.	8-K	001-11181	10.1	October 13, 2010	—
10.5(b)†	First Amendment to Key Employee Agreement for Amin Khalifa, effective March 30, 2011 between IRIS International, Inc. and Amin Khalifa.	8-K	001-11181	10.2	April 5, 2011	—
10.6†	Key Employee Agreement for Richard A. O’Leary, dated February 14, 2011, between IRIS International, Inc. and Richard A. O’Leary	8-K	001-11181	10.1	February 17, 2011	—
10.7(a)†	Key Employee Agreement, dated November 7, 2007, between the Registrant and John Yi.	8-K	001-11181	10.3	November 14, 2007
10.7(b)†	Amendment to Key Employee Agreement for John Yi, effective May 14, 2010 between IRIS International, Inc. and John Yi.	8-K	001-11181	10.4	September 7, 2010	—
10.7(c)†	Second Amendment to Key Employee Agreement for John Yi, effective March 30, 2011 between IRIS International, Inc. and John Yi.	8-K	001-11181	10.3	April 5, 2011	—
10.8(a)†	Key Employee Agreement for Philip Ginsburg, dated July 28, 2010, by and between Iris International, Inc. and Philip Ginsburg.	8-K	001-11181	10.1	July 30, 2010	—
10.8(b)†	Amendment to Key Employee Agreement for Philip Ginsburg, effective March 30, 2011 between IRIS International, Inc. and Philip Ginsburg.	8-K	001-11181	10.8	April 5, 2011	—
10.9†	1994 Stock Option Plan and forms of Stock Option Agreements.	S-8	33-82560	n/a		—
10.10†	1997 Stock Option Plan and form of Stock Option Agreement.	S-8	333-31393	4.2(a), 4.2(b)	July 16, 1997	—
10.11†	Amended and Restated 1998 Stock Option Plan.	10-K	001-11181	10.6	March 23, 2007	—
10.12(a)†	2007 Stock Incentive Plan.	S-8	333-145635	4.3	August 22, 2007	—
10.12(b)†	Amendment No. 1 to 2007 Stock Incentive Plan	8-K	001-11181	10.1	May 29, 2009	—
10.13†	Form of Restricted Stock Unit Agreement.	10-K	001-11181	10.18	March 16, 2010	—

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File Number	Exhibit	Filing Date
10.14†	Form of Non-Qualified Stock Option Agreement.	10-K	001-11181	10.19	March 16, 2010	—
10.15†	Form of Incentive Stock Option Agreement.	10-K	001-11181	10.20	March 16, 2010	—
10.16†	Form of Restricted Stock Unit Deferral Election.	10-K	001-11181	10.21	March 16, 2010	—
10.17†	IRIS International, Inc. 2011 Inducement Incentive Plan.	8-K	001-11181	10.1	June 10, 2011	—
10.18(a)	Lease for Property Located at 9172 Eton Avenue, Chatsworth, California, dated November 29, 2001.	10-K	001-11181	10.1(a)	April 1, 2002	—
10.18(b)	Amendment No. 1, dated October 17, 2005, to the Lease for Property Located at 9172 Eton Avenue, Chatsworth, California, dated November 28, 2001.	8-K	001-11181	10.2	November 18, 2005	—
10.19	Lease for Property Located at 9158-9162 Eton Avenue, Chatsworth, California, dated October 17, 2005.	8-K	001-11181	10.1	November 18, 2005	—
10.20	Lease for Property Located at 9232 Eton Avenue, Chatsworth, California, dated February 8, 2010.	10-K	001-11181	10.17	March 16, 2010	—
10.21	Lease for Property Located at 1891 Rutherford Road, Suite 200, Carlsbad, California, dated as of December 5, 2011.	8-K	001-11181	10.1	December 20, 2011	—
10.22	Credit Agreement dated July 27, 2011 among IRIS International, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-11181	10.1	July 28, 2011	—
10.23	Continuing Security Agreement dated July 27, 2011 between Arista Molecular, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-11181	10.2	July 28, 2011	—
10.24	Continuing Security Agreement dated July 27, 2011 between StatSpin, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-11181	10.3	July 28, 2011	—
10.25	Continuing Security Agreement dated July 27, 2011 between IRIS International, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-11181	10.4	July 28, 2011	—
10.26	Continuing Security Agreement dated July 27, 2011 between IRIS Molecular Diagnostics, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-11181	10.5	July 28, 2011	—

Exhibit Number		Incorporated by Reference				Filed Herewith
	Description	Form	File Number	Exhibit	Filing Date
10.27	Continuing Security Agreement dated July 27, 2011 between IRIS Global Network, Inc. and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	001-11181	10.6	July 28, 2011	—
21	List of Subsidiaries.					*
23.1	Consent of BDO USA, LLP.					*
24.1	Power of Attorney (included on signature page)					*
31.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Principal Financial officer pursuant to Securities Exchange Act Rules 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS**	XBRL Instance Document					**
101.SCH**	XBRL Taxonomy Extension Schema Document					**
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document					**

†	Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

*	Filed herewith.

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Chatsworth, California, on March 12, 2012.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the date indicated:

Signature	Title	Date

/s/ CESAR M. GARCIA	President, Chief Executive Officer and	March 12, 2012
Cesar M. Garcia	Chairman of the Board (Principal Executive Officer)

/s/ AMIN I. KHALIFA	Corporate Vice President of Finance and	March 12, 2012
Amin I. Khalifa	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ STEVEN M. BESBECK	Director	March 12, 2012
Steven M. Besbeck

/s/ DAVID T. DELLA PENTA	Director	March 12, 2012
David T. Della Penta

/s/ BETH Y. KARLAN	Director	March 12, 2012
Beth Y. Karlan

Signature	Title	Date

/s/ MICHAEL D. MATTE	Director	March 12, 2012
Michael D. Matte

/s/ RICHARD G. NADEAU	Director	March 12, 2012
Richard G. Nadeau

/s/ RICK TIMMINS	Director	March 12, 2012
Rick Timmins

/s/ EDWARD F. VOBORIL	Director	March 12, 2012
Edward F. Voboril

/s/ STEPHEN E. WASSERMAN	Director	March 12, 2012
Stephen E. Wasserman