Form 10-Q
period 2012-03-31
IRIS INTERNATIONAL INC
filed 2012-05-10
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 4, 2012, the issuer had 18,007,300 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,988	$23,460
Accounts receivable, net of allowance for doubtful accounts and sales returns of $319 and $557 at March 31, 2012 and December 31, 2011, respectively	25,391	26,886
Inventories	11,744	10,572
Prepaid expenses and other current assets	1,238	1,305
Investment in sales-type leases, current portion	4,214	4,109
Deferred tax asset	4,092	4,253

Total current assets	72,667	70,585

Property and equipment, net of accumulated depreciation of $18,140 and $17,425 at March 31, 2012 and December 31, 2011, respectively	12,847	13,374
Goodwill	2,451	2,451
Intangible assets, net of accumulated amortization of $549 and $515 at March 31, 2012 and December 31, 2011, respectively	6,039	6,075
Software development costs, net of accumulated amortization of $5,286 and $5,073 at March 31, 2012 and December 31, 2011, respectively	2,144	2,258
Deferred tax asset	3,740	3,994
Investment in sales-type leases, non-current portion	11,531	11,799
Other assets	1,518	1,379

Total assets	$112,937	$111,915

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,882	$5,398
Accrued expenses	11,014	12,522
Deferred service contract revenue, current portion	3,804	3,704

Total current liabilities	20,700	21,624
Deferred service contract revenue, non-current portion	70	73
Other long term liabilities	46	50

Total liabilities	20,816	21,747

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value; authorized: 50,000 shares; issued and outstanding: 18,005 shares and 17,939 shares at March 31, 2012 and December 31, 2011, respectively	180	179
Preferred stock, $0.01 par value; authorized 3.0 million shares: Issued and outstanding: none	—	—
Additional paid-in capital	94,043	93,018
Other comprehensive income	(480)	(465)
Accumulated deficit	(1,622)	(2,564)

Total stockholders’ equity	92,121	90,168

Total liabilities and stockholders’ equity	$112,937	$111,915

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the three months ended March 31,
	2012	2011
Revenues
IDD instruments	$8,098	$6,538
IDD consumables and service	18,254	16,744
Sample processing instruments and supplies	3,533	3,594
Personalized medicine services	—	63

Total revenues	29,885	26,939

Cost of goods sold
IDD instruments	4,920	4,265
IDD consumables and service	7,551	7,375
Sample processing instruments and supplies	1,724	1,670
Personalized medicine services	—	522

Total cost of goods sold	14,195	13,832

Gross profit	15,690	13,107

Marketing and selling	5,866	5,970
General and administrative	3,964	4,802
Research and development, net	4,580	3,635
Gain on revaluation of contingent consideration	—	(1,225)

Total operating expenses	14,410	13,182

Operating income (loss)	1,280	(75)

Other income (expense):
Interest income	302	277
Interest expense	(66)	(2)
Other income (expense)	(32)	385

Income before provision for income taxes	1,484	585

Provision for income taxes	542	62

Net income	$942	$523

Net income per share – basic	$0.05	$0.03

Net income per share – diluted	$0.05	$0.03

Weighted average common shares outstanding – basic	17,932	17,717

Weighted average common shares outstanding – diluted	18,063	17,812

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited – in thousands)

	For the three months ended March 31,
	2012	2011

Net income	$942	$523

Unrealized derivative loss on cash flow hedges	(214)	—
Foreign currency translation, net of tax	199	(51)

Comprehensive income	$927	$472

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$942	$523
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	8	48
Loss /(Gain) on foreign currency remeasurement of intercompany balances	17	(389)
Loss /(Gain) on revaluation of contingent consideration	—	(1,225)
Deferred taxes	416	190
Net tax shortfall from stock-based compensation	(210)	(256)
Tax benefit from stock option exercises	(98)	(3)
Depreciation and amortization	1,298	1,218
Stock based compensation	907	1,000
Changes in operating assets and liabilities:
Accounts receivable	1,584	(137)
Inventories	(1,151)	(1,167)
Prepaid expenses and other current assets	(64)	(149)
Investment in sales-type leases	103	(239)
Accounts payable	392	2,400
Accrued expenses	(1,620)	(30)
Deferred service contract revenue	93	(60)
Other liabilities	(3)	(4)

Net cash provided by operating activities	2,614	1,720

Cash flows from investing activities:
Refund on acquisition of business	—	46
Acquisition of property and equipment	(486)	(2,661)
Software development costs capitalized	(100)	(47)

Net cash used in investing activities	(586)	(2,662)

Cash flows from financing activities:
Issuance of common stock for cash	482	2
Settlement on restricted stock tax withholding	(154)	(113)
Tax benefit from stock option exercises	98	3

Net cash provided by (used in) financing activities	426	(108)

Effect of exchange rate changes on cash and cash equivalents	74	121

Net increase (decrease) in cash and cash equivalents	2,528	(929)
Cash and cash equivalents at beginning of period	23,460	25,531

Cash and cash equivalents at end of period	$25,988	$24,602

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$15	$67
Cash paid for interest	$6	$2
Supplemental schedule of non-cash financing activities:
During the three months ended March 31, 2012, the Company disposed of property and equipment with a cost and accumulated depreciation of $294 and $286, respectively

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

IRIS International, Inc. (the “Company”) was incorporated in California in 1979 and reincorporated in 1987 in Delaware. IRIS International, Inc. consists of three operating units. Our in-vitro diagnostics segment also called Iris Diagnostics Division (“IDD”), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. Our Iris Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as, DNA processing stations for cytogenetic testing procedures such as fluorescent in-situ hybridization (FISH). Our Personalized Medicine segment combines our subsidiaries Iris Molecular Diagnostics, dedicated to research and development of personalized medicine products and Arista Molecular, Inc. our CLIA certified high-complexity laboratory. Under the Personalized Medicine segment we consolidate all operations for the development and commercialization of proprietary cancer diagnostic testing services and related products, including ProsVue, our recent FDA cleared prognostic prostate test.

2.	Interim Financial Reporting

Basis of Presentation – The financial statements have been prepared in accordance with the instructions to Form 10-Q under the Securities Exchange Act of 1934, as amended, and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States (“GAAP”). These financial statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Earnings Per Share – The Company computes and presents earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings per share. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options excluded from the computation of

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

diluted net income (loss) per common share for the three months ended March 31, 2012 was 1,924,000. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income (loss) per common share for the three months ended March 31, 2011 was 2,673,000. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	For the three months ended March 31,
(in thousands)	2012	2011

Weighted average common shares outstanding - basic	17,932	17,717
Dilutive stock options and warrants	86	67
Dilutive restricted common shares and restricted stock units	45	28

Weighted average common shares outstanding - diluted	18,063	17,812

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

As of March 31, 2012, the Company had entered into foreign currency forward contracts for inventory purchases denominated in Japanese yen, with settlement dates which are typically over a period of no longer than one year. These foreign currency contracts consist of forward contracts and are designated as cash flow hedges. As of March 31, 2012, the notional amounts of all derivative foreign exchange contracts were $2.9 million and had an estimated fair value of ($214,000). The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the consolidated balance sheet as of March 31, 2012.

For the quarter ended March 31, 2012, we recorded an immaterial amount of ineffectiveness to other income from cash flow hedges. Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified to cost of sales upon the recognition of the hedged transaction. We reclassified a $5,000 gain (before tax) to cost of sales during the quarter ended March 31, 2012. We also estimate that substantially all of the $251,000 of unrealized loss (before tax) from our foreign currency contracts included in accumulated other comprehensive income at March 31, 2012 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Goodwill and Intangible Assets – Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Goodwill and intangible assets with indefinite lives, which consist of a CLIA license, are not amortized. Goodwill and intangible assets with indefinite lives are subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are evaluated in accordance with FASB ASC Topic 350, Intangibles- Goodwill and Other, based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value and discounted cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the three months ended March 31, 2011 and 2012, the Company did not record any impairment charges related to goodwill or intangible assets with indefinite lives.

Intangible assets are initially measured at their fair value, determined either by the fair value of the consideration exchanged for the intangible asset, or the estimated discounted cash flows expected to be generated from the intangible asset. Intangible assets with a finite life, such as core technology, customer relationships and non-compete agreements are amortized on a straight-line basis over their estimated useful life, ranging from 3 to 20 years. Intangible assets with a finite life are evaluated for impairment using the methodology set forth in FASB ASC Topic 360, Property, Plant and Equipment. Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. During the three months ended March 31, 2011 and 2012, no intangible asset impairment was recorded.

In determining the useful lives of intangible assets, the Company considers the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, market influences and other economic factors. For technology based intangible assets, the Company considers the expected life cycles of products which incorporate the corresponding technology.

Goodwill was unchanged since December 31, 2011. All of the goodwill balance relates to the Personalized Medicine segment.

Foreign Currency Exchange Translation – The functional currencies of the Company’s foreign subsidiaries are primarily accounted for in their respective local currencies. The statements of operations of foreign operations are translated into U.S. Dollars at rates of exchange in effect each month. The balance sheets of these subsidiaries are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses from certain intercompany transactions are recorded in foreign currency transaction gain (loss) in other income (expense). Transactions denominated in currencies other than the functional currency are recorded based on rates in effect at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses and are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized based upon settlement of the transactions. All other foreign currency gains and losses are also recorded in foreign currency transaction gain (loss) and other. The Company recognized net foreign currency transaction losses of $29,000 for the three months ended March 31, 2012. The Company recognized net foreign currency transaction gains of $385,000 for the three months ended March 31, 2011. Such gains and losses were primarily attributable to volatility in the Euro and British Pound.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Foreign currency exchange gains (losses) related to intercompany balances were recorded in the Company’s statements of operations through March 31, 2012 as they represented short-term intercompany trade payables and receivables. On March 31, 2011, a substantial portion of the Company’s intercompany balances from its European subsidiaries were converted to promissory notes that are of a long-term investment nature (settlement of these notes is not planned or anticipated in the foreseeable future). As a result, foreign exchange gains and losses attributable to these promissory notes are recorded in stockholders’ equity as other comprehensive income (loss) beginning April 1, 2011.

Reclassifications – In 2012, the Company reclassified interest income attributable to sales-type leases from the corporate segment to the IDD segment (see Note 11, Segments and Geographic Information)

These reclassifications had no impact on the Company’s previously reported consolidated operating income, net income or basic or diluted earnings per share.

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

At March 31, 2012, the amount of the Company’s cash deposited in demand deposit accounts which are fully guaranteed by the Federal Deposit Insurance Corporation was $7.7 million. The rest of the cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

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

3.	Contingent Consideration

On July 28, 2010, the Company acquired AlliedPath, Inc, a high complexity CLIA-certified molecular pathology laboratory. Pursuant to the terms of the merger agreement dated July 26, 2010, the Company acquired all the issued and outstanding stock of AlliedPath for an amount in cash equal to $4.6 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

subject to the achievement of specific sales and earnings targets through December 2013. Subsequently, the earn-out obligation was deemed to be zero as discussed further on the next page. AlliedPath, now called Arista Molecular, Inc. (“Arista”), is reported under the Personalized Medicine segment of the consolidated financial statements.

The aggregate consideration paid for the acquisition of Arista was as follows:

(In thousands)
Cash	$4,584
Fair value of contingent consideration	1,210

Total purchase price	$5,794

At the time of acquisition, the fair value of the contingent consideration was determined considering the probability of payout and using a 3% discount rate.

Subsequent changes in the fair value of the contingent consideration are recognized as a gain or loss on revaluation of contingent consideration within operating expenses in the Company’s consolidated statement of operations. The Company considers the changes in the fair value of contingent consideration obligation at each reporting date based on changes in discount rates, timing and amount of revenue estimates and changes in probability assumptions with respect to the probability of achieving the obligations. Accretion expense related to the increase in net present value of the contingent liability is included in interest expense for the period. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods and well below the earn-out targets for all three years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease in the obligation of $1.2 million from December 31, 2010 to March 31, 2011. Consequently, the Company recognized a gain on revaluation of contingent consideration for the three months ended March 31, 2011. As of March 31, 2012, the fair value of the contingent consideration remained zero.

4.	Restructuring and Impairment of Assets

In September 2011, the Company restructured its Personalized Medicine segment by downsizing and consolidating the molecular pathology laboratory operations of Arista Molecular, Inc., into Iris Molecular Diagnostics. The restructuring included personnel reduction as well as discontinuation of all non-proprietary testing services at the laboratory, the closure of Arista’s San Diego, CA laboratory facility and the relocation of the proprietary testing services to a downsized laboratory operation in Iris Molecular Diagnostics’ facility in Carlsbad, CA. Arista retains all licenses and high-complexity CLIA laboratory capabilities, as well as limited personnel to perform tests based on the Company’s NADiA platform and other proprietary technology, starting with NADiA ProsVue which attained FDA clearance on September 22, 2011.

The Company also restructured the research and development department within IDD to realign the department’s technical core competencies with the product pipeline in development. The total personnel reduction at Arista and IDD resulted in a reduction of approximately 10% of the total workforce of the Company.

The Company incurred restructuring costs of $1.6 million in the third quarter of 2011, substantially all of which were or will be cash expenditures consisting of severance and other

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

employment termination costs of $0.7 million and contract termination and other associated costs of $0.9 million. The restructuring was completed on September 30, 2011. Of the total restructuring expense of $1.6 million, $1.3 million relates to the Personalized Medicine segment and $0.3 million relates to the IDD segment.

As of March 31, 2012, the following table represents the details of the restructuring expenses (in thousands):

Description of reserve	Charges and adjustments to expense in 2011	Cash payments in 2011	Balance as of December 31, 2011	Charges and adjustments to expense	Cash payments in 2012	Balance as of March 31, 2012
Severance and other termination costs	$693	$(643)	$50	—	$(3)	$47
Contract termination and other costs	868	(597)	271	—	(48)	223

Total restructuring reserve	$1,561	$(1,240)	$321	—	$(51)	$270

The remaining balance at March 31, 2012 is included in accrued liabilities. The Company expects to pay accrued severance and other termination costs through the remainder of 2012 and contract termination (consisting primarily of facility and equipment leases) and other costs under contract through 2013.

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions were recorded upon employee notification.

Furthermore, in connection with the restructuring of Arista, we incurred approximately $5.8 million of asset write-downs and impairment charges in 2011. The non-proprietary testing services, which were discontinued, represent the Arista business which was acquired in 2010 (see Note 3). Therefore, since the acquired non-proprietary laboratory business ceased operating, the entire balance of $1.5 million of goodwill and the remaining unamortized balance of $2.9 million of core technology, customer relationships and non-compete agreements arising from the acquisition of Arista were written down to zero as of September 30, 2011. Write-downs of property and equipment associated with the downsizing of Arista’s laboratory facility totaled $1.5 million in 2011. The entire amount of asset write-downs and impairment charges was reported in the Personalized Medicine segment in 2011.

The CLIA license from the acquisition of AlliedPath will be utilized to perform tests based on the Company’s proprietary platforms. The carrying value of the CLIA license is $1.6 million as of March 31, 2012. Based on projections for NADiA as of December 31, 2011, the estimated fair value (determined based on discounted cash flows) exceeded the carrying amount of the CLIA license. Thus, the CLIA license was not impaired.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

5.	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2012	December 31, 2011

Finished goods	$2,910	$2,326
Work-in-process	20	35
Raw materials, parts and sub-assemblies	8,814	8,211

Inventories	$11,744	$10,572

6.	Sales-Type Leases

The components of net investment in sales-type leases consist of the following:

(in thousands)	March 31, 2012	December 31, 2011

Total minimum lease payments	$18,225	$18,530
Less: unearned income	(2,480)	(2,622)

Net investment in sales-type leases	15,745	15,908
Less: current portion	(4,214)	(4,109)

Net investment in sales-type leases, non-current portion	$11,531	$11,799

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years and thereafter:

(In thousands)
Year Ending December 31,
2012 (nine months remaining)	$3,187
2013	4,049
2014	3,723
2015	2,966
2016	1,476
Thereafter	344

$15,745

Our leases are primarily to customers in the health care industry or to governments. We assess credit risk for all of our customers including those who lease equipment. Credit risk is assessed using an internally developed model which incorporates credit scores from third-party providers and our own custom risk ratings and is updated on a quarterly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on company size, years in business, and other credit related factors (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; and iii) the customer has been in business less than three years. Our lease receivables are collateralized by the equipment’s fair value, which mitigates our credit risk. The following table presents the risk profile by creditworthiness category of our sales-type lease receivables at March 31, 2012:

(In thousands)
Low risk	$14,518
Moderate risk	701
High Risk	526

$15,745

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The balance of the allowance for uncollectible accounts for our sales-type leases was zero as of March 31, 2012. We determine the adequacy of our allowance for uncollectible accounts for sales-type leases based on an analysis of historical write-offs. There have been no write-offs of sales-type lease receivables for the three months ended March 31, 2012 or 2011. As of March 31, 2012, the amount of sales-type leases which were past due was not significant and there were no impaired sales-type leases. Accordingly, there was no material risk of default with respect to sales-type leases as of March 31, 2012.

7.	Bank Credit Facility

On July 27, 2011, the Company entered into a new credit facility with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, which replaced our previous credit facility that we terminated on July 22, 2011. The new credit facility provides for borrowings of up to $15 million pursuant to revolving loans, acquired participations in letters of credit and swingline loans. The Company has not borrowed any amounts under the credit facility. All amounts under the revolving loans become due and payable on July 31, 2013. The credit facility has variable interest rates based on changes to either the applicable LIBOR rate or the lender’s prime rate. Interest is generally payable monthly in arrears. The Company’s obligations under this credit facility are secured by a lien on substantially all of the Company’s assets and those of its domestic subsidiaries. The credit facility contains several performance covenants, limitations on additional indebtedness, and customary default provisions, and all outstanding obligations under the facility may become immediately due and payable in the event of the Company’s default.

As of March 31, 2012 and December 31, 2011, there were no borrowings under either the new or previous credit facility. The Company, however, is subject to certain financial and non-financial covenants under the new credit facility and as of March 31, 2012, the Company was in compliance with these covenants.

8.	Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the projected effective tax rate. Pursuant to FASB ASC Topic 740-270, at the end of each interim period, the Company estimates its tax provision based on the projected annual effective tax rate with adjustments for estimated permanent differences between book and tax amounts. The treatment of the estimated permanent differences can have a significant impact on the Company’s income tax provision in interim periods. The effective tax rate for the three months ended March 31, 2012 was 36.6% and 10.6% for the three months ended March 31, 2011. The tax rate in 2011 included the benefit of Federal research and development tax credits that are not available to the company in 2012. Federal research and development tax credits expired in December of 2011 and have not been reenacted by Congress.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes in the statements of operations in any future periods in which the Company must record such a liability. Since the Company has not recorded a liability at March 31, 2012,

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

no amount of interest or penalties were recorded in the statement of financial condition or the statement of operations. Accordingly, there was no impact on the Company’s effective tax rate for such items. The Company does anticipate an increase of approximately $208,000 in its unrecognized tax benefits related to certain credit carryforwards anticipated to be generated within the next 12 months. The benefit of such items will be recorded through its statement of operations when recognized.

9.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three months ended March 31, 2012 and 2011 includes incremental share-based compensation expense as follows:

	For the three months ended March 31,
(in thousands)	2012	2011

Cost of goods sold	$85	$91
Marketing and selling	151	158
General and administrative	421	497
Research and development	250	254

Stock-based compensation	$907	$1,000

On April 27, 2012, the Company’s stockholders approved the adoption of the IRIS International, Inc. 2012 Omnibus Incentive Plan (the 2012 Plan) which authorizes the issuance of up to 1,750,000 shares (less the number of shares granted under any of our other equity incentive plans during the year 2012) of common stock pursuant to equity awards granted under the plan. The plan provides for the grant of equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, performance awards and other stock-based awards. The plan expires on April 27, 2022. The plan is administered by the Compensation Committee of the Company’s Board. After the approval of the 2012 Plan, no awards may be granted under the previous stock option plans described below which were still in effect as of March 31, 2012.

On July 13, 2007, the Company’s stockholders approved the adoption of the IRIS International, Inc. 2007 Stock Incentive Plan (the 2007 Plan), which authorized the issuance of up to 1,750,000 shares of common stock pursuant to equity awards granted under the plan. On May 22, 2009, the Company’s stockholders approved an increase of 1,550,000 shares to the 2007 Plan for a total of 3,300,000 authorized shares. The 2007 Plan authorized the grant of equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, performance awards and other stock-based awards. The 2007 Plan terminated on April 27, 2012 upon the adoption of the 2012 Plan.

On June 6, 2011, the Company’s board of directors adopted the IRIS International, Inc. 2011 Inducement Incentive Plan (the “2011 Inducement Plan”), which provided for the grant of equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights and other stock-based awards solely to “New Employees” as an inducement material to the New Employee’s entering into employment with the Company or any of its subsidiaries within the meaning of Listing Rule 5635(c)(4) (or any successor thereto) of The NASDAQ Stock Market. For purposes of the 2011 Inducement Plan, a “New Employee” was any prospective employee of IRIS International or any of

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

its subsidiaries who either (i) was not previously an employee or director of IRIS International or any of our subsidiaries or (ii) was previously an employee or director of IRIS International or any of its subsidiaries but for which there has occurred a bona fide period of non-employment. The shares authorized under the plan was 250,000 shares. The 2011 Inducement Plan terminated on April 27, 2012 upon the adoption of the 2012 Plan.

The Company has other expired equity incentive plans, pursuant to which awards were made which remaining outstanding. No stock appreciation rights have been granted under any of the Company’s equity incentive plans.

Stock Options

The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s existing stock option plans as of March 31, 2012:

	Number of Option Shares (In thousands)
Plan	Authorized	Exercised	Outstanding	Available for Grant
1994 Plan	700	680	20	—
1998 Plan	4,100	2,870	116	—
2007 Plan	3,300	12	1,923	49
2011 Plan	250	—	32	204

	8,350	3,562	2,091	253

Stock option activity during the three months ended March 31, 2012 was as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2012	2,444	$11.78	3.9 years	$283
Granted	19	$9.99
Exercised	(52)	$9.35
Canceled or expired	(320)	$11.89

Outstanding at March 31, 2012	2,091	$11.81	4.3 years	$5,266

Exercisable at March 31, 2012	1,464	$12.44	3.9 years	$3,264

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on March 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on March 31, 2012. Total intrinsic value of options exercised for the three months ended March 31, 2012 amounted to $127,000. As of March 31, 2012, total unrecognized stock-based compensation expense related to unvested stock options was $2,583,000, which is expected to be recognized over the remaining weighted average period of approximately 2.31 years.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

	For the three months ended March 31,
	2012	2011

Risk free interest rate	0.6%	1.8%
Expected lives (years)	4.0	4.0
Expected volatility	52.3%	50.9%
Expected dividend yield	0%	0%

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

A summary of the Company’s non-vested stock options during the three months ended March 31, 2012 is as follows:

(In thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested options at January 1, 2012	760	$4.55
Granted	19	$4.06
Vested	(141)	$4.42
Forfeited	(10)	$4.66

Non-vested options at March 31, 2012	628	$4.52

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. However, non-employee directors are immediately vested on the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the three months ended March 31, 2012 was as follows:

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share

Non-vested shares at January 1, 2012	265	$10.33
Granted	334	$11.64
Vested	(53)	$10.41
Forfeited	(8)	$10.99

Non-vested shares at March 31, 2012	538	$11.12

Fair value of the Company’s restricted shares is based on the Company’s closing stock price on the date of grant. As of March 31, 2012, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $5,846,000 which is expected to be recognized over the remaining weighted average period of approximately 2.95 years.

Performance-Based Awards

Included in the restricted stock activity discussed above are certain awards granted in 2012 that contain performance based vesting.

On February 27, 2012, the Company granted executive officers and other senior level employees, performance-based restricted stock unit awards (“PRSU”) for the potential issuance of 122,500 shares of common stock in lieu of equity awards that vest over time, which historically have comprised 100% of the long-term equity incentives granted by the Company. The PRSUs will vest only if the Company achieves certain two-year revenue and operating income growth objectives over the two-year performance period between January 1, 2012 through December 31, 2013. The PRSUs, to the extent earned, vest at a rate of two-thirds of the total award on the attainment of the performance objectives and the remaining shares in four equal quarterly installments thereafter. As of March 31, 2012, the Company believes it is probable that the prescribed performance targets will be met for these awards, and the compensation expense is being recognized accordingly. For the quarter ended March 31, 2012, the compensation expense recognized for the above PRSUs was $45,000 and the unrecognized compensation expense totaled $1.4 million.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Concurrently with the grant of the 2012 PRSUs, the Company amended the Chief Executive Officer’s 2011 equity awards to convert 50% of the 2011 RSUs that were scheduled to vest after March 2012 (18,750 RSUs) and 50% of the unvested portion of his 2011 stock options (18,750 Options) to performance-based awards, with vesting contingent on the same two-year revenue and operating income growth goals as were used for the 2012 PRSU awards. His performance awards will fully vest, if at all, upon achieving the same performance objectives except that he will not be entitled to earn more than 100% of the target amount of his performance-based awards.

The amendment altered and shortened the vesting term of the modified award and added the performance criteria required for them to become fully vested. The Company accounted for the change in terms as an equity award modification, which requires the unrecognized stock compensation expense associated with the previous grant to be added to the incremental compensation cost of the new grants. The calculation of the incremental fair value was determined to be zero and consequently, no additional compensation expense was incurred on the modification date.

10.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse directors and employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2012 or December 31, 2011.

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

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company evaluates the performance of its segments and allocates resources to them based on earnings before income taxes, excluding corporate charges.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The tables below present information about reported segments for the three months ended March 31, 2012 and 2011:

	IDD	Sample Processing	Personalized Medicine(1)	Unallocated Corporate Expenses	Total
(In thousands)

For the three months ended March 31, 2012
Revenues	$26,352	$3,533	$—	$—	$29,885
Gross profit	13,881	1,809	—	—	15,690
Marketing and selling	4,952	393	521	—	5,866
General and administrative	1,547	372	—	2,045	3,964
Research and development, net	2,896	342	1,342	—	4,580

Total operating expenses	9,395	1,107	1,863	2,045	14,410
Operating income	4,486	702	(1,863)	(2,045)	1,280
Interest income	285	2	—	15	302
Interest expense	(60)	—	—	(6)	(66)
Depreciation and amortization	1,105	111	79	3	1,298
Segment pre-tax income	4,892	678	(1,865)	(2,221)	1,484
Segment assets	85,886	12,354	6,865	7,832	112,937
Investment in long-lived assets	25,390	4,789	6,351	—	36,530

For the three months ended March 31, 2011
Revenues	$23,282	$3,594	$63	$—	$26,939
Gross profit (loss)	11,642	1,924	(459)	—	13,107
Marketing and selling	4,709	344	917	—	5,970
General and administrative	1,608	384	748	2,062	4,802
Research and development, net	2,184	218	1,233	—	3,635
Gain on revaluation of contingent consideration	—	—	(1,225)	—	(1,225)

Total operating expenses	8,501	946	1,673	2,062	13,182
Operating income (loss)	3,141	978	(2,132)	(2,062)	(75)
Interest income	257	—	—	20	277
Interest expense	—	—	—	(2)	(2)
Depreciation and amortization	1,046	22	147	3	1,218
Segment pre-tax income (loss)	4,014	947	(2,139)	(2,237)	585
Segment assets	82,612	8,856	11,830	5,560	108,858
Investment in long-lived assets	25,128	3,997	11,616	—	40,741

(1)	Personalized Medicine includes the operations of Arista, which was acquired on July 28, 2010 (see Note 3).

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $9.9 million and $9.0 million during the three months ended March 31, 2012 and 2011, respectively.

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

Terms of the agreement call for Fujirebio to contribute $6.0 million toward the costs of the joint development program, with an initial payment of $500,000 upon signing of the agreement in March 2011 and the balance to be paid in installments during the course of the development period based upon the achievement of certain milestones. The Company received an additional $1 million from Fujirebio in 2011 for the achievement of two milestones. For the quarter ended March 31, 2012, the Company achieved another milestone and recorded $500,000 as a reduction to research and development expenses in the Company’s consolidated statement of operations. These funds will be utilized to accelerate the 3GEMS Hematology Analyzer development program, which leverages IRIS’s proprietary image-based technology to automate the identification and characterization of blood cells, including an image-based expanded white blood cell differential, and is expected to significantly reduce the need for manual slide preparation and reviews.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

IRIS International, Inc. consists of three operating units in three business segments as determined in accordance with FASB ASC Topic 280, Segment Reporting. Our in-vitro diagnostics segment, also called Iris Diagnostics Division (IDD), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. Our Iris Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as DNA processing stations for cytogenetic testing procedures such as fluorescent in-situ hybridization (FISH). Our Personalized Medicine segment combines our subsidiaries Iris Molecular diagnostics, dedicated to research and development of personalized medicine products and Arista Molecular, Inc., our CLIA certified high-complexity laboratory. Under the Personalized Medicine segment we consolidate all operations for the development and commercialization of proprietary cancer diagnostic testing services and related products, including NADIA ProsVue, our recent FDA cleared prognostic prostate test.

Iris Diagnostics Division

Our core business is in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with approximately 3,700 iQ microscopy analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of instruments, consumables and service. Revenues from instruments include global sales of urine microscopy analyzers and sales of chemistry analyzers. In September 2008, we released our proprietary iChemVELOCITY automated urine chemistry analyzer and a fully integrated urine microscopy and urine chemistry work-cell, called the iRICELL in some international markets. In March 2011, we received FDA clearance on our 510(k) application for these products and commenced selling them in the United States. Historically, we sold our family of iQ analyzers integrated with an automated chemistry analyzer that was sourced from a Japanese manufacturer.

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

In the United States, France, Germany, and the United Kingdom, sales of our urinalysis systems are direct to the end-user through our sales force. All other international sales are through independent distributors. International sales represented 33% and 34% of consolidated revenues for the three months ended March 31, 2012 and 2011, respectively. Since the majority of international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales, service and marketing costs for such sales.

Sample Processing

Our Iris Sample Processing group markets and develops centrifuges, DNA processing workstations and sample processing consumables. Our StatSpin® brand bench-top centrifuges are used for specimen preparation in coagulation, cytology, chemistry and urinalysis. Our worldwide markets include medical institutions, commercial laboratories, clinics, doctors’ offices, veterinary laboratories and research facilities. Our Sample Processing products are sold worldwide primarily through distributors and incorporated into our OEM partners products.

In March 2012, we launched the ThermoBrite® Elite, a multi-purpose, bench-top instrument platform for automating highly repetitive, manual laboratory protocols for FISH testing and other slide-based cytogenetic applications. This product is a natural extension to the successful ThermoBrite® DNA Hybridization System and in line with our entry into personalized medicine with emphasis on cancer diagnostics.

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

A description of our critical accounting policies that represent the more significant judgments and estimates used in the preparation of our financial statements was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in these critical accounting policies since December 31, 2011.

Results of Operations

The following table summarizes results of operations data for the periods indicated. The percentages in the table are based on total revenues, with the exception of percentages for gross profit margins, which are computed on related revenue, and income taxes, which are based on income before taxes.

	Three months ended March 31,
(in thousands)	2012		2011

Revenues

IDD instruments	$8,098	27%	$6,538	24%
IDD consumables and service	18,254	61%	16,744	62%
Sample Processing instruments and supplies.	3,533	12%	3,594	13%
Personalized Medicine services	—	0%	63	0%

Total revenues	29,885	100%	26,939	100%

Gross profit (1)
IDD instruments	3,178	39%	2,273	35%
IDD consumable and service	10,703	59%	9,369	56%
Sample Processing instruments and supplies	1,809	51%	1,924	54%
Personalized Medicine services	—	0%	(459)	(729)%

Gross profit	15,690	53%	13,107	49%

Operating expenses
Marketing and selling	5,866	20%	5,970	22%
General and administrative	3,964	13%	4,802	18%
Research and development, net	4,580	15%	3,635	13%
Gain on revaluation of contingent consideration	—	0%	(1,225)	(5)%

Total operating expenses	14,410	48%	13,182	49%

Operating income (loss)	1,280	4%	(75)	0%
Other income	204		660

Income before income taxes	1,484	5%	585	2%
Income taxes (2)	542	37%	62	11%

Net income	$942	3%	$523	2%

(1)	Gross profit margin percentages are based on the related sales of each category.
(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Consolidated revenues for the first quarter ended March 31, 2012 increased 11% to $29.9 million as compared to $26.9 million in the prior year period. IDD segment revenues increased 13% to $26.4 million in the first quarter of 2012 as compared to $23.3 million in the prior year quarter. IDD instruments revenues increased 24% to $8.1 million in the first quarter of 2012 as compared to $6.5 million in the prior year quarter. The increase in IDD instrument sales is primarily attributable to strong growth domestically and in some international regions, particularly Asia Pacific.

IDD consumables and service revenues increased 9% to a record $18.3 million in the first quarter of 2012 as compared to $16.7 million in the prior year quarter. The increase in both consumables and service revenue was primarily due to the larger installed base of instruments. In particular, we experienced an increase in sales of our iChemVELOCITY strips as a result of increased placements of our iChemVELOCITY analyzer, which received FDA clearance in March 2011. We expect sales of our iChemVELOCITY strips to accelerate with the continued penetration of the iChemVELOCITY in the domestic market and expected availability in additional international markets pending product registration in those countries.

Revenues from Sample Processing instruments and supplies decreased slightly to $3.5 million in the first quarter of 2012 as compared to $3.6 million in the prior year quarter. The decrease is primarily due to timing of orders from our major OEM partners and lower international sales partially offset by strong sales to our domestic clinical distributors.

Personalized Medicine revenues were $0 in the first quarter of 2012 as compared to $63,000 in the prior year quarter.

Consolidated gross profit margin was 53% during the first quarter of 2012 compared to 49% in the prior year quarter. Excluding losses from the Personalized Medicine segment, consolidated gross margin in the prior year period was 50%. An increase in instruments and consumables and service margins was partially offset by a decrease in Sample Processing gross margins.

The gross margin of our IDD instruments was 39% in the first quarter of 2012 as compared to 35% in the prior year quarter. The increase in instrument margins is primarily due to increased volume, which drove overhead efficiencies in our manufacturing operations.

The gross margin of our IDD consumables and services increased to 59% in the first quarter of 2011 from 56% in the prior year quarter. The increase was primarily attributable to increased volume from iChemVELOCITY strips and an increase in international spare parts sales, partially offset by higher costs for Japanese sourced chemistry strips due to the appreciation of the Yen versus a year ago.

Gross margin for our Sample Processing segment was 51% during the first quarter of 2012 and 54% in the prior year quarter. The decrease in gross margin was primarily due to product mix and lower volume.

Marketing and selling expenses decreased to $5.9 million, or 20% of revenues, in the first quarter of 2012 as compared to $6.0 million, or 22% of revenues, for the first quarter of 2011. The decrease in marketing and selling expense includes $396,000 related to reduced costs for Arista following the restructuring that occurred in September 2011, partially offset by bad debt expense for sales in Greece of $89,000, higher GPO fees of $49,000, and increased costs for recruiting and outside professional services of $136,000.

General and administrative expenses decreased to $4.0 million, or 13% of revenues, in the first quarter of 2012, as compared to $4.8 million, or 18% of revenues, in the first quarter of 2011. The decrease in general and administrative expenses is primarily related to Arista as we no longer have Arista-related general and administrative expenses following the restructuring that occurred in September 2011.

Research and development expenses increased to $4.6 million, or 15% of revenues in the first quarter of 2012, as compared to $3.6 million, or 13% of revenues, in the first quarter of 2011. The increase in research and development expense is primarily due to expenses to support our 3GEMS urinalysis and hematology programs.

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

Interest income increased during the first quarter of 2012 to $302,000 from $277,000 during the first quarter of 2011, due primarily to the increase in interest income from investment in sales-type leases. Interest expense increased to $66,000 in the first quarter of 2012 from $2,000 during the same prior year period due to a one-time item.

Foreign exchange losses and other totaled $32,000 for the first quarter of 2012 as compared to a $385,000 gain in the prior year period. The prior period gain resulted primarily from the effect of favorable foreign currency fluctuations on U.S. dollar denominated intercompany balances.

Income tax during the first quarter of 2012 amounted to a provision of 36.6% of pre-tax income as compared to a provision of 10.6% of pre-tax income during the prior year period. The tax rate in 2011 included the benefit of Federal research and development tax credits that are not available to the company in 2012. Federal research and development tax credits expired in December of 2011 and have not been reenacted by Congress.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IDD instruments, consumables and service, as well as sales of Sample Processing instruments and supplies. At March 31, 2012, our cash and cash equivalents amounted to $26.0 million compared to $23.5 million at December 31, 2011.

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

Operating Cash Flows. Cash provided by operations for the three months ended March 31, 2012 was $2.6 million as compared to $1.7 million in the prior year period, primarily due to an increase in net income adjusted for non-cash items and a decrease in accounts receivable offset by decreases in accounts payable and accrued expense.

As of March 31, 2012, the number of days sales in accounts receivable increased to 78 days compared to 71 days for the prior year first three months. The number of days sales in accounts receivable varies and has increased with extended payment terms to our international distributors.

Investing Activities. Cash used in investing activities totaled $0.6 million in the three months ended March 31, 2012 as compared to $2.7 million in the prior year period. In 2011, investing activities primarily consisted of investment in leasehold improvements for our new research and development facility located in Chatsworth, CA.

Financing Activities. Cash provided by financing activities totaled $426,000 in the three months ended March 31, 2012 compared to usage of $108,000 in the prior year period. Financing activities in 2012 primarily were composed of cash proceeds received from stock option exercises.

On July 27, 2011, we entered into a new credit facility with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, which replaced our previous credit facility that we terminated on July 22, 2011. The new credit facility provides for borrowings of up to $15 million pursuant to revolving loans, acquired participations in letters of credit and swingline loans. We have not borrowed any amounts under the credit facility. All amounts under the revolving loans become due and payable on July 31, 2013. The credit facility has variable interest rates based on changes to either the applicable LIBOR rate or the lender’s prime rate. Interest is generally payable monthly in arrears. Our obligations under this credit facility are secured by a lien on substantially all of our assets and those of our domestic subsidiaries. The credit facility contains several performance covenants, limitations on additional indebtedness, and customary default provisions, and all outstanding obligations under the facility may become immediately due and payable in the event of our default. As of March 31, 2012, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of March 31, 2012, we were in compliance with these covenants.

We believe that our current cash on hand, together with cash generated from operations and cash available under our new credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.

Off-Balance Sheet Arrangements

At March 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles- Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-12 did not have a material impact on our financial statements as it only required a change in the format of our current presentation.

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

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This update provides amendments to ASC Topic 350, Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. The adoption of ASU 2010-28 did not have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at March 31, 2012, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and, on occasion, other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

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

To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we have periodically purchased foreign currency forward contracts in the past for Euros and Japanese Yen. During the quarter ended March 31, 2012, we entered into such forward contracts to purchase 100,248,000 in Japanese Yen. As of March 31, 2012, we had outstanding foreign currency forward contracts to purchase 240,992,000 in Japanese Yen.

We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Japanese Yen at March 31, 2012. The analysis showed that a 10% strengthening of the U.S. dollar would result in a loss from a fair value change of $484,000 and a 10% weakening of the U.S. dollar would result in a gain from a fair value change of $103,000 in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Refer to the section Foreign Currency Hedge under Note 2—“Interim Financial Reporting” for additional details.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended March 31, 2012 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to such risk factors during the three months ended March 31, 2012.

Item 6.	Exhibits

Exhibit Number	Description	Reference Document

10.1†	Fifth Amendment to Key Employee Agreement for César M. Garcia effective February 29, 2012 between IRIS International, Inc. and César M. Garcia.	(1)

10.2†	Second Amendment to Key Employee Agreement for Amin Khalifa effective February 29, 2012 between IRIS International, Inc. and Amin Khalifa.	(2)

10.3†	Third Amendment to Key Employee Agreement for John Yi effective February 29, 2012 between IRIS International, Inc. and John Yi.	(3)

10.4†	Third Amendment to Key Employee Agreement for Tom Warekois effective February 29, 2012 between IRIS International, Inc. and Tom Warekois.	(4)

10.5†	Third Amendment to Key Employee Agreement for Robert Mello effective February 29, 2012 between IRIS International, Inc. and Robert Mello.	(5)

10.6†	Second Amendment to Key Employee Agreement for Thomas H. Adams, Ph.D effective February 29, 2012 between IRIS International, Inc. and Thomas H. Adams, Ph.D.	(6)

10.7†	First Amendment to Key Employee Agreement for Richard O’Leary effective February 29, 2012 between IRIS International, Inc. and Richard O’Leary.	(7)

10.8†	Second Amendment to Key Employee Agreement for Philip Ginsburg effective February 29, 2012 between IRIS International, Inc. and Philip Ginsburg.	(8)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*	Filed herewith
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	A management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed March 6, 2012.
(2)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K, filed March 6, 2012.
(3)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K, filed March 6, 2012.
(4)	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K, filed March 6, 2012.
(5)	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K, filed March 6, 2012.
(6)	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, filed March 6, 2012.
(7)	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K, filed March 6, 2012.
(8)	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K, filed March 6, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2012	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
Chairman, President and Chief Executive Officer

	By:	/s/ Amin I. Khalifa
Amin I. Khalifa
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)