Form 10-Q
period 2012-06-30
IRIS INTERNATIONAL INC
filed 2012-08-09
CIK 319240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, the issuer had 18,057,652 shares of common stock issued and outstanding.

IRIS INTERNATIONAL, INC.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IRIS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,162	$23,460
Accounts receivable, net of allowance for doubtful accounts and sales returns of $245 and $557 at June 30, 2012 and December 31, 2011, respectively	24,976	26,886
Inventories	13,041	10,572
Prepaid expenses and other assets	1,664	1,305
Investment in sales-type leases, current portion	4,162	4,109
Deferred tax asset, current portion	3,841	4,253

Total current assets	74,846	70,585
Property and equipment, net of accumulated depreciation of $18,162 and $17,425 at June 30, 2012 and December 31, 2011, respectively	13,383	13,374
Goodwill	2,451	2,451
Intangible assets, net of accumulated amortization of $613 and $515 at June 30, 2012 and December 31, 2011, respectively	5,977	6,075
Software development costs, net of accumulated amortization of $5,503 and $5,073 at June 30, 2012 and December 31, 2011, respectively	1,970	2,258
Deferred tax asset, non-current portion	4,442	3,994
Investment in sales-type leases, non-current portion	10,824	11,799
Other assets	1,591	1,379

Total assets	$115,484	$111,915

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,237	$5,398
Accrued expenses	10,597	12,522
Deferred revenue, current portion	4,306	3,704

Total current liabilities	21,140	21,624
Deferred revenue, non-current portion	120	73
Other long term liabilities	13	50

Total liabilities	21,273	21,747

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.01 par value; authorized: 50,000 shares; issued and outstanding: 18,046 shares and 17,939 shares at June 30, 2012 and December 31, 2011, respectively.	180	179
Preferred stock, $0.01 par value; authorized 3,000 shares: Issued and outstanding: none	—	—
Additional paid-in capital	95,133	93,018
Other comprehensive income	(691)	(465)
Accumulated deficit	(411)	(2,564)

Total stockholders’ equity	94,211	90,168

Total liabilities and stockholders’ equity	$115,484	$111,915

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the three months ended June 30,
	2012	2011
Revenues
IDD instruments	$8,182	$9,087
IDD consumables and service	18,993	17,288
Sample processing instruments and supplies	3,733	3,686
Personalized medicine services	—	104

Total revenues	30,908	30,165

Cost of goods sold
IDD instruments	4,890	5,097
IDD consumables and service	7,622	7,191
Sample processing instruments and supplies	1,755	1,682
Personalized medicine services	—	542

Total cost of goods sold	14,267	14,512

Gross profit	16,641	15,653

Marketing and selling	5,696	5,964
General and administrative	4,278	5,838
Research and development, net	5,038	4,504

Total operating expenses	15,012	16,306

Operating income (loss)	1,629	(653)

Other income (expense):
Interest income	297	272
Interest expense	(6)	(4)
Other income (expense)	(22)	28

Income (loss) before provision for income taxes	1,898	(357)

Provision for income taxes	686	(13)

Net income (loss)	$1,212	$(344)

Net income (loss) per share – basic	$0.07	$(0.02)

Net income (loss) per share – diluted	$0.07	$(0.02)

Weighted average common shares outstanding – basic	18,014	17,764

Weighted average common shares outstanding – diluted	18,213	17,764

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited – in thousands, except for per share data)

	For the six months ended June 30,
	2012	2011
Revenues
IDD instruments	$16,280	$15,624
IDD consumables and service	37,247	34,032
Sample processing instruments and supplies	7,266	7,280
Personalized medicine services	—	168

Total revenues	60,793	57,104

Cost of goods sold
IDD instruments	9,810	9,362
IDD consumables and service	15,172	14,567
Sample processing instruments and supplies	3,480	3,351
Personalized medicine services	—	1,064

Total cost of goods sold	28,462	28,344

Gross profit	32,331	28,760

Marketing and selling	11,564	11,935
General and administrative	8,239	10,640
Research and development, net	9,618	8,139
Gain on revaluation of contingent consideration	—	(1,225)

Total operating expenses	29,421	29,489

Operating income (loss)	2,910	(729)

Other income (expense):
Interest income	598	549
Interest expense	(72)	(6)
Other income (expense)	(54)	414

Income before provision for income taxes	3,382	228

Provision for income taxes	1,229	49

Net income	$2,153	$179

Net income per share – basic	$0.12	$0.01

Net income per share – diluted	$0.12	$0.01

Weighted average common shares outstanding – basic	18,076	17,753

Weighted average common shares outstanding – diluted	18,211	17,829

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited – in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,212	$(344)	$2,153	$179

Unrealized derivative gain (loss) on cash flow hedges	147	—	(67)	—
Foreign currency translation, net of tax	(359)	106	(160)	55

Comprehensive income (loss)	$1,000	$(238)	$1,926	$234

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited – in thousands)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,153	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of fixed assets	12	13
Loss /(Gain) on foreign currency remeasurement of intercompany balances	21	(397)
Gain on revaluation of contingent consideration	—	(1,225)
Deferred taxes	(35)	2
Net tax shortfall from stock-based compensation	(139)	(235)
Tax benefit from stock option exercises	(185)	(64)
Depreciation and amortization	2,674	2,599
Stock-based compensation	1,851	2,354
Changes in operating assets and liabilities:
Accounts receivable	1,795	(2,380)
Inventories	(2,419)	(3,013)
Prepaid expenses and other assets	(532)	(129)
Investment in sales-type leases	824	(1,743)
Accounts payable	419	3,859
Accrued expenses	(1,389)	(119)
Deferred service contract revenue	652	460
Other liabilities	(82)	(28)

Net cash provided by operating activities	5,620	133

Cash flows from investing activities:
Refund on acquisition of business	—	46
Acquisition of property and equipment	(2,286)	(4,826)
Software development costs capitalized	(144)	(116)

Net cash used in investing activities	(2,430)	(4,896)

Cash flows from financing activities:
Issuance of common stock for cash	614	49
Settlement on restricted stock tax withholding	(211)	(171)
Tax benefit from stock option exercises	185	64

Net cash provided by (used in) financing activities	588	(58)

Effect of exchange rate changes on cash and cash equivalents	(76)	125

Net increase (decrease) in cash and cash equivalents	3,702	(4,696)
Cash and cash equivalents at beginning of period	23,460	25,531

Cash and cash equivalents at end of period	$27,162	$20,835

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$984	$1,137
Cash paid for interest	$72	$6
Supplemental schedule of non-cash financing activities:
During the six months ended June 30, 2012, the Company disposed of property and equipment with a cost and accumulated depreciation of $1,277 and $1,265, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

IRIS International, Inc. (the “Company”) was incorporated in California in 1979 and reincorporated in 1987 in Delaware. IRIS International, Inc. consists of three operating units. Our in-vitro diagnostics segment also called Iris Diagnostics Division (“IDD”), designs, manufactures and markets systems, consumables and supplies for urinalysis and body fluids. Our Iris Sample Processing segment markets small centrifuges and other processing equipment and accessories for rapid specimen processing, as well as, DNA processing stations for cytogenetic testing procedures such as fluorescent in-situ hybridization (FISH). Our Personalized Medicine segment combines our subsidiaries Iris Molecular Diagnostics, dedicated to research and development of personalized medicine products and Arista Molecular, Inc. our CLIA certified high-complexity laboratory. Under the Personalized Medicine segment, we consolidate all operations for the development and commercialization of proprietary cancer diagnostic testing services and related products, including ProsVue, our recent FDA cleared prognostic prostate test.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share – The Company computes and presents earnings per share in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings per Share. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding, calculated on the treasury stock method for options and warrants using the average market prices during the period. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income (loss) per common share for the three and six months ended June 30, 2012 were 1,025,000 and 1,714,000, respectively. The weighted average number of outstanding antidilutive common stock options excluded from the computation of diluted net income (loss) per common share for the three and six months ended June 30, 2011 were 2,637,000 and 2,466,000, respectively. A reconciliation of the shares used in the calculation of basic and diluted earnings per common share is as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Weighted average common shares outstanding - basic	18,014	17,764	18,076	17,753
Dilutive stock options and warrants	149	—	91	65
Dilutive restricted common shares and restricted stock units	50	—	44	11

Weighted average common shares outstanding - diluted	18,213	17,764	18,211	17,829

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings during the period of the change in fair values (for example, in “interest expense” when the hedged item is fixed-rate debt). For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in other income/expense in current earnings during the period of change.

As of June 30, 2012, the Company had entered into foreign currency forward contracts for inventory purchases denominated in Japanese yen, with settlement dates which are typically over a period of no longer than one year. These foreign currency contracts consist of forward contracts and are designated as cash flow hedges. As of June 30, 2012, the notional amounts of all derivative foreign exchange contracts were $3.3 million and had an estimated fair value of ($77,000). The fair value of the foreign currency forward contracts is recorded in accrued liabilities in the consolidated balance sheet as of June 30, 2012. At June 30, 2011, the Company did not have any foreign currency forward contracts.

For the quarter ended June 30, 2012, we recorded an immaterial amount of ineffectiveness to other income (expense) from cash flow hedges. Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified to cost of sales upon the recognition of the hedged transaction. We reclassified a $76,000 loss (before tax) to cost of sales during the six months ended June 30, 2012. We also estimate that substantially all of the $104,000 of unrealized loss (before tax) from our foreign currency contracts included in accumulated other comprehensive income at June 30, 2012 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.

Goodwill and Intangible Assets - Goodwill represents the excess of the aggregate purchase price over the fair value of the tangible and identifiable intangible assets acquired by the Company. Goodwill and intangible assets with indefinite lives, which consist of a CLIA license, are not amortized. Goodwill and intangible assets with indefinite lives are subject to impairment tests on an annual basis or more frequently if facts and circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are evaluated in accordance with FASB ASC Topic 350, Intangibles- Goodwill and Other (“ASC 350”), based on various analyses, including a comparison of the carrying value of the reporting unit to its estimated fair value and discounted cash flows. The analysis necessarily involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. If the carrying amount of a reporting unit exceeds its fair value, the goodwill impairment test is performed to measure the amount of the impairment loss, if any. During the three and six months ended June 30, 2012 and 2011, the Company did not record any impairment charges related to goodwill or intangible assets with indefinite lives.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are initially measured at their fair value, determined either by the fair value of the consideration exchanged for the intangible asset, or the estimated discounted cash flows expected to be generated from the intangible asset. Intangible assets with a finite life, such as core technology, customer relationships and non-compete agreements are amortized on a straight-line basis over their estimated useful life, ranging from 3 to 20 years. Intangible assets with a finite life are evaluated for impairment using the methodology set forth in FASB ASC Topic 360, Property, Plant and Equipment. Recoverability of these assets is assessed only when events have occurred that may give rise to a potential impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets, including such intangibles, are written down to their respective fair values. During the three and six months ended June 30, 2012 and 2011, no intangible asset impairment was recorded.

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

Foreign Currency Exchange Translation – The functional currencies of the Company’s foreign subsidiaries are primarily accounted for in their respective local currencies. The statements of operations of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these subsidiaries are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders’ equity as other comprehensive income (loss). Foreign currency transaction gains and losses from certain intercompany transactions are recorded in foreign currency transaction gain (loss) in other income (expense). Transactions denominated in currencies other than the functional currency are recorded based on rates in effect at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses and are reflected in the accompanying consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized based upon settlement of the transactions. All other foreign currency gains and losses are also recorded in foreign currency transaction gain (loss) and other. The Company recognized net foreign currency transaction losses of $22,000 and $54,000 for the three and six months ended June 30, 2012, respectively. The Company recognized net foreign currency transaction gain of $28,000 and $414,000 for the three and six months ended June 30, 2011, respectively. Such gains and losses were primarily attributable to volatility in the Euro and British Pound.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency exchange gains (losses) related to intercompany balances were recorded in the Company’s statements of operations through June 30, 2012 as they represented short-term intercompany trade payables and receivables. On March 31, 2011, a substantial portion of the Company’s intercompany balances from its European subsidiaries were converted to promissory notes that are of a long-term investment nature (settlement of these notes is not planned or anticipated in the foreseeable future). As a result, foreign exchange gains and losses attributable to these promissory notes are recorded in stockholders’ equity as other comprehensive income (loss) beginning April 1, 2011.

Reclassifications- In 2012, the Company reclassified interest income attributable to sales-type leases from the corporate segment to the IDD segment (see Note 11, Segments and Geographic Information)

These reclassifications had no impact on the Company’s previously reported consolidated operating income, net income or basic or diluted earnings per share.

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

At June 30, 2012, the amount of the Company’s cash deposited in demand deposit accounts which are fully guaranteed by the Federal Deposit Insurance Corporation was $7.7 million. The rest of the cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amount of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

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

On July 28, 2010, the Company acquired AlliedPath, Inc, a high complexity CLIA-certified molecular pathology laboratory. Pursuant to the terms of the merger agreement dated July 26, 2010, the Company acquired all the issued and outstanding stock of AlliedPath for an amount in cash equal to $4.6 million less certain indebtedness existing at the closing, with an additional earn-out of up to $1.3 million subject to the achievement of specific sales and earnings targets through December 2013. Subsequently, the earnout obligation fair value was deemed to be zero as discussed further on the next page. AlliedPath, now called Arista Molecular, Inc. (“Arista”), is reported under the Personalized Medicine segment of the consolidated financial statements.

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

Subsequent changes in the fair value of the contingent consideration are recognized as a gain or loss on revaluation of contingent consideration within operating expenses in the Company’s consolidated statement of operations. The Company considers the changes in the fair value of contingent consideration obligation at each reporting date based on changes in discount rates, timing and amount of revenue estimates and changes in probability assumptions with respect to the probability of achieving the obligations. Accretion expense related to the increase in net present value of the contingent liability is included in interest expense for the period. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods and well below the earn-out targets for all six years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease in the obligation of $1.2 million from December 31, 2010 to March 31, 2011. Consequently the Company recognized a gain on revaluation of contingent consideration for the six months ended June 30, 2011 (recorded in March 2011). As of June 30, 2012, the fair value of the contingent consideration remained zero.

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

The Company incurred restructuring costs of $1.6 million in the third quarter of 2011, substantially all of which were or will be cash expenditures consisting of severance and other employment termination costs of $0.7 million and contract termination and other associated costs of $0.9 million. The restructuring was completed on September 30, 2011. Of the total restructuring expense of $1.6 million, $1.3 million relates to the Personalized Medicine segment and $0.3 million relates to the IDD segment.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, the following table represents the details of the restructuring accrual (in thousands):

Description of reserve	Balance as of December 31, 2011	Charges and adjustments to expense	Cash payments in 2012	Balance as of June 30, 2012
Severance and other termination costs	$50	—	$(3)	$47
Contract termination and other costs	271	—	(101)	170

Total restructuring reserve	$321	—	$(104)	$217

The remaining balance at June 30, 2012 is included in accrued liabilities. The Company expects to pay accrued severance and other termination costs through the remainder of 2012 and contract termination (consisting primarily of facility and equipment leases) and other costs under contract through 2013.

In accordance with accounting guidance for costs associated with asset exit or disposal activities, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions were recorded upon employee notification.

Furthermore, in connection with the restructuring of Arista, we incurred approximately $5.8 million of asset write-downs and impairment charges in 2011. The non-proprietary testing services which were discontinued represent the Arista business which was acquired in 2010 (see Note 3). Therefore, since the acquired non-proprietary laboratory business ceased operating, the entire balance of $1.5 million of goodwill and the remaining unamortized balance of $2.9 million of core technology, customer relationships and non-compete agreements arising from the acquisition of Arista were written down to zero as of September 30, 2011. Write-downs of property and equipment associated with the downsizing of Arista’s laboratory facility totaled $1.5 million in 2011. The entire amount of asset write-downs and impairment charges was reported in the Personalized Medicine segment in 2011.

The CLIA license from the acquisition of AlliedPath will be utilized to perform tests based on the Company’s proprietary platforms. The carrying value of the CLIA license is $1.6 million as of June 30, 2012. Based on projections for NADiA as of December 31, 2011, the estimated fair value (determined based on discounted cash flows) exceeded the carrying amount of the CLIA license. Thus, the CLIA license was not impaired.

5.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2012	December 31, 2011
Finished goods	$3,813	$2,326
Work-in-process	78	35
Raw materials, parts and sub-assemblies	9,150	8,211

Inventories	$13,041	$10,572

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Sales-type Leases

The components of net investment in sales-type leases consist of the following:

(in thousands)	June 30, 2012	December 31, 2011
Total minimum lease payments	$17,232	$18,530
Less: unearned income	(2,246)	(2,622)

Net investment in sales-type leases	14,986	15,908
Less: current portion	(4,162)	(4,109)

Net investment in sales-type leases, non-current portion	$10,824	$11,799

Future minimum lease payments due from customers under sales-type leases for each of the five succeeding years and thereafter:

(in thousands)
Year Ending December 31,
2012 (six months remaining)	$2,093
2013	4,095
2014	3,781
2015	3,021
2016	1,522
Thereafter	474

$14,986

Our leases are primarily to customers in the health care industry or to governments. We assess credit risk for all of our customers including those who lease equipment. Credit risk is assessed using an internally developed model which incorporates credit scores from third party providers and our own custom risk ratings and is updated on a quarterly basis. The external credit scores are developed based on the customer’s historical payment patterns and an overall assessment of the likelihood of delinquent payments. Our internal ratings are weighted based on company size, years in business, and other credit related factors (i.e. profitability, cash flow, liquidity, tangible net worth, etc.). Any one of the following factors may result in a customer being classified as high risk: i) the customer has a history of late payments; ii) the customer has open lawsuits, liens or judgments; and iii) the customer has been in business less than three years. Our lease receivables are collateralized by the equipment’s fair value, which mitigates our credit risk. The following table presents the risk profile by creditworthiness category of our sales-type lease receivables at June 30, 2012:

(in thousands)
Low risk	$13,848
Moderate risk	659
High risk	479

$14,986

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The balance of the allowance for uncollectible accounts for our sales-type leases was zero as of June 30, 2012. We determine the adequacy of our allowance for uncollectible accounts for sales-type leases based on an analysis of historical write-offs. There have been no write-offs of sales-type lease receivables for the three or six months ended June 30, 2012 or 2011. As of June 30, 2012, the amount of sales-type leases which were past due was not significant and there were no impaired sales-type leases. Accordingly, there was no material risk of default with respect to sales-type leases as of June 30, 2012.

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

As of June 30, 2012 and December 31, 2011, there were no borrowings under the credit facility. The Company, however, is subject to certain financial and non-financial covenants under the credit facility and as of June 30, 2012, the Company was in compliance with these covenants.

8.	Income Taxes

On a quarterly basis, the Company estimates the effective tax rate for the full fiscal year and records a quarterly income tax provision based on the projected effective tax rate. Pursuant to FASB ASC Topic 740-270, at the end of each interim period, the Company estimates its tax provision based on the projected annual effective tax rate with adjustments for estimated permanent differences between book and tax amounts. The treatment of the estimated permanent differences can have a significant impact on the Company’s income tax provision in interim periods. The effective tax rates for the three and six months ended June 30, 2012 were 36.1% and 36.3%, respectively. The effective tax rates for the three and six months ended June 30, 2011 were 3.6% and 21.5%, respectively. The tax rate in 2011 included the benefit of Federal research and development tax credits that are not available to the company in 2012. Federal research and development tax credits expired in December of 2011 and have not been reenacted by Congress.

The Company will recognize potential interest and penalties related to income tax positions as a component of the provision for income taxes in the statements of operations in any future periods in which the Company must record such a liability.  Since the Company has not recorded a liability at June 30, 2012, no amount of interest or penalties were recorded in the statement of financial condition or the statement of operations. Accordingly, there was no impact on the Company’s effective tax rate for such items. The Company does anticipate an increase of approximately $214,000 in its unrecognized tax benefits related to certain credit carryforwards anticipated to be generated within the next 12 months. The benefit of such items will be recorded through its statement of operations when recognized.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to FASB ASC Topic 505, Share-Based Payment, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. Share-based compensation expense for the three and six months ended June 30, 2012 and 2011 includes incremental share-based compensation expense as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Cost of goods sold	$74	$75	$160	$166
Marketing and selling	153	129	304	287
General and administrative	495	1,010	915	1,507
Research and development	222	140	472	394

Stock-based compensation	$944	$1,354	$1,851	$2,354

On April 27, 2012, the Company’s stockholders approved the adoption of the IRIS International, Inc. 2012 Omnibus Incentive Plan (the 2012 Plan) which authorizes the issuance of up to 1,750,000 shares (less the number of shares granted under any of our other equity incentive plans during the year 2012) of common stock pursuant to equity awards granted under the plan. The plan provides for the grant of equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights, performance awards and other stock-based awards. The plan expires on April 27, 2022. The plan is administered by the Compensation Committee of the Company’s Board. After the approval of the 2012 Plan, no awards may be granted under the previous stock option plans described below.

On June 6, 2011, the Company’s board of directors adopted the IRIS International, Inc. 2011 Inducement Incentive Plan (the “2011 Inducement Plan”), which provided for the grant of equity-based awards in the form of stock options, restricted common stock, restricted stock units, stock appreciation rights and other stock-based awards solely to “New Employees” as an inducement material to the New Employee’s entering into employment with the Company or any of its subsidiaries within the meaning of Listing Rule 5635(c)(4) (or any successor thereto) of The NASDAQ Stock Market. For purposes of the 2011 Inducement Plan, a “New Employee” was any prospective employee of IRIS International or any of its subsidiaries who either (i) was not previously an employee or director of IRIS International or any of our subsidiaries or (ii) was previously an employee or director of IRIS International or any of its subsidiaries but for which there has occurred a bona fide period of non-employment. The shares authorized under the plan were 250,000 shares. The 2011 Inducement Plan terminated on April 27, 2012 upon the adoption of the 2012 Plan.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has other expired equity incentive plans, pursuant to which awards were made which remaining outstanding. No stock appreciation rights have been granted under any of the Company’s equity incentive plans.

Stock Options

The following schedule sets forth options authorized, exercised, outstanding and available for grant under the Company’s existing stock option plans as of June 30, 2012:

	Number of Option Shares (in thousands)
Plan	Authorized	Exercised	Outstanding	Available for Grant
1994 Plan	700	700	—	—
1998 Plan	4,100	2,875	103	—
2007 Plan	3,300	18	1,911	—
2011 Plan	250	—	34	—
2012 Plan	1,750	—	66	1,632

	10,100	3,593	2,114	1,632

Stock option activity during the six months ended June 30, 2012 was as follows:

(in thousands, except for per share amounts)	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,444	$11.78	3.9 years	$283
Granted	88	$12.26
Exercised	(83)	$7.40
Canceled or expired	(335)	$11.94

Outstanding at June 30, 2012	2,114	$11.95	4.2 years	$1,474

Exercisable at June 30, 2012	1,494	$12.51	3.7 years	$836

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the closing stock price on June 30, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders, had all option holders exercised their options on June 30, 2012. Total intrinsic value of options exercised for the six months ended June 30, 2012 amounted to $342,000. As of June 30, 2012, total unrecognized stock-based compensation expense related to unvested stock options was $2,561,000, which is expected to be recognized over the remaining weighted average period of approximately 2.02 years.

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Compensation Committee of the board of directors determines the total value of the stock-based compensation grants. The exercise price of options is the closing price on the date the options are granted. Payment of the exercise price may be made either in cash or with shares of common stock. The options generally vest over four years and expire five to ten years from the date of grant. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the three months ended June 30,
	2012	2011
Risk free interest rate	0.6%	1.7%
Expected lives (years)	4.06	3.96
Expected volatility	49.4%	50.5%
Expected dividend yield	0%	0%

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

A summary of the Company’s non-vested stock options during the six months ended June 30, 2012 is as follows:

(in thousands except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested options at January 1, 2012	760	$4.55
Granted	88	$4.82
Vested	(217)	$4.52
Forfeited	(11)	$4.63

Non-vested options at June 30, 2012	620	$4.61

Restricted Shares

The Company began awarding restricted shares of its common stock in 2006. In March 2009, the Company began to grant restricted stock units to its non-employee directors and to certain employees. Such awards generally require that certain performance conditions and service conditions be met before the awards vest. Restricted shares currently vest 25% after one year and 6 1/4% quarterly thereafter. However, non-employee directors are immediately vested on the grant date. Unvested restricted shares are forfeited if the recipient’s employment terminates for any reason other than death, disability or special circumstances as determined by the Compensation Committee of the Company’s board of directors. Restricted share activity during the six months ended June 30, 2012 was as follows:

(in thousands, except for fair value per share)	Shares	Weighted Average Grant Date Fair Value Per Share
Non-vested shares at January 1, 2012	265	$10.33
Granted	387	$11.83
Vested	(77)	$10.46
Forfeited	(8)	$10.99

Non-vested shares at June 30, 2012	567	$11.33

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of the Company’s restricted shares is based on the Company’s closing stock price on the date of grant. As of June 30, 2012, total unrecognized stock-based compensation expense related to non-vested restricted share grants was $5,982,000 which is expected to be recognized over the remaining weighted average period of approximately 2.75 years.

Performance-based Awards

Included in the restricted stock activity discussed above are certain awards granted in 2012 that contain performance based vesting.

On February 27, 2012, the Company granted executive officers and other senior level employees, performance-based restricted stock unit awards (“PRSU”) for the potential issuance of 122,500 shares of common stock in lieu of equity awards that vest over time, which historically have comprised 100% of the long-term equity incentives granted by the Company. The PRSUs will vest only if the Company achieves certain two-year revenue and operating income growth objectives over the two-year performance period between January 1, 2012 through December 31, 2013. The PRSUs, to the extent earned, vest at a rate of two-thirds of the total award on the attainment of the performance objectives and the remaining shares in four equal quarterly installments thereafter. As of June 30, 2012, the Company believes it is probable that the prescribed performance targets will be met for these awards, and the compensation expense is being recognized accordingly. For the six months ended June 30, 2012, the compensation expense recognized for the above PRSUs was $165,000 and the unrecognized compensation expense totaled $1.27 million.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Contingencies

Litigation

From time to time, the Company is party to certain litigation arising in the normal course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Guarantees

The Company enters into indemnification provisions under (i) agreements with other companies in the ordinary course of business, typically with business partners, contractors, customers and landlords, and (ii) agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse directors and employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company reviews its exposure under these agreements no less than annually, or more frequently when events indicate. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2012 or December 31, 2011.

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

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present information about reported segments for the three and six months ended June 30, 2012 and 2011:

(in thousands)	IDD	Sample Processing	Personalized Medicine(1)	Unallocated Corporate Expenses	Total
For the three months ended June 30, 2012

Revenues	$27,175	$3,733	$—	$—	$30,908
Gross profit	14,664	1,977	—	—	16,641
Marketing and selling	4,649	370	677	—	5,696
General and administrative	1,683	427	—	2,168	4,278
Research and development, net	3,269	315	1,454	—	5,038

Total operating expenses	9,601	1,112	2,131	2,168	15,012
Operating income (loss)	5,063	865	(2,131)	(2,168)	1,629
Interest income	294	2	—	1	297
Interest expense	—	—	—	(6)	(6)
Depreciation and amortization	1,207	90	76	3	1,376
Segment pre-tax income (loss)	5,538	842	(2,131)	(2,351)	1,898
Segment assets	87,363	12,930	6,908	8,283	115,484
Investment in long-lived assets	25,101	4,742	6,353	—	36,196

For the three months ended June 30, 2011
Revenues	$26,375	$3,686	$104	$—	$30,165
Gross profit (loss)	14,087	2,004	(438)	—	15,653
Marketing and selling	4,804	298	862	—	5,964
General and administrative	1,666	416	713	3,043	5,838
Research and development, net	2,750	413	1,341	—	4,504

Total operating expenses	9,220	1,127	2,916	3,043	16,306
Operating income (loss)	4,867	877	(3,354)	(3,043)	(653)
Interest income	27	—	—	245	272
Interest expense	—	—	—	(4)	(4)
Depreciation and amortization	1,146	37	194	4	1,381
Segment pre-tax income (loss)	4,908	852	(3,353)	(2,764)	(357)
Segment assets	84,076	9,573	12,486	5,748	111,883
Investment in long-lived assets	26,741	4,087	12,165	—	42,993

(1)	Personalized Medicine includes the operations of Arista, which was acquired on July 28, 2010 (see Note 3).

IRIS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	IDD	Sample Processing	Personalized Medicine(1)	Unallocated Corporate Expenses	Total
For the six months ended June 30, 2012

Revenues	$53,527	$7,266	$—	$—	$60,793
Gross profit	28,545	3,786	—	—	32,331
Marketing and selling	9,603	763	1,198	—	11,564
General and administrative	3,227	799	—	4,213	8,239
Research and development, net	6,165	657	2,796	—	9,618

Total operating expenses	18,995	2,219	3,994	4,213	29,421
Operating income (loss)	9,550	1,567	(3,994)	(4,213)	2,910
Interest income	579	3	—	16	598
Interest expense	(59)	—	—	(13)	(72)
Depreciation and amortization	2,312	201	155	6	2,674
Segment pre-tax income (loss)	10,429	1,520	(3,996)	(4,571)	3,382
Segment assets	87,363	12,930	6,908	8,283	115,484
Investment in long-lived assets	25,101	4,742	6,353	—	36,196

For the six months ended June 30, 2011
Revenues	$49,656	$7,280	$168	—	$57,104
Gross profit (loss)	25,727	3,929	(896)	—	28,760
Marketing and selling	9,514	642	1,779	—	11,935
General and administrative	3,274	800	1,461	5,105	10,640
Research and development, net	4,934	631	2,574	—	8,139
Gain on revaluation of contingent consideration	—	—	(1,225)	—	(1,225)

Total operating expenses	17,722	2,073	4,589	5,105	29,489
Operating income (loss)	8,005	1,856	(5,485)	(5,105)	(729)
Interest income	49	—	—	500	549
Interest expense	—	—	—	(6)	(6)
Depreciation and amortization	2,236	15	341	7	2,599
Segment pre-tax income (loss)	8,921	1,800	(5,492)	(5,001)	228
Segment assets	84,076	9,573	12,486	5,748	111,883
Investment in long-lived assets	26,741	4,087	12,165	—	42,993

(1)	Personalized Medicine includes the operations of Arista, which was acquired on July 28, 2010 (see Note 3).

The Company ships products from two locations in the United States and one location in Germany. Substantially all long-lived assets are located in the United States. Sales to international customers amounted to approximately $20.5 million and $18.6 million during the six months ended June 30, 2012 and 2011, respectively.

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

Terms of the agreement call for Fujirebio to contribute $6.0 million toward the costs of the joint development program, with an initial payment of $500,000 upon signing of the agreement in March 2011 and the balance to be paid in installments during the course of the development period based upon the achievement of certain milestones. The Company received an additional $1 million from Fujirebio in 2011 for the achievement of two milestones. For the three and six months ended June 30, 2012, the Company recorded $0 and $500,000, respectively, as a reduction to research and development expenses in the Company’s consolidated statement of operations. For the three and six months ended June 30, 2011, the Company recorded $500,000 and $1 million, respectively, as a reduction to research and development expenses in the Company’s consolidated statement of operations. These funds will be utilized to accelerate the 3GEMS Hematology Analyzer development program, which leverages IRIS’s proprietary image-based technology to automate the identification and characterization of blood cells, including an image-based expanded white blood cell differential, and is expected to significantly reduce the need for manual slide preparation and reviews.

In July 2012, the Company achieved two milestones under its Joint Development Agreement with Fujirebio for which it expects to receive an additional $800,000 ($400,000 each) from Fujirebio in the third quarter of 2012.

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

Iris Diagnostics Division

Our core business is in the urinalysis market and we are the leading worldwide provider of automated urine microscopy systems, with approximately 3,800 iQ microscopy analyzers shipped to date in over 50 countries. We generate revenues primarily from sales of instruments, consumables and service. Revenues from instruments include global sales of urine microscopy analyzers and sales of chemistry analyzers. In September 2008, we released our proprietary iChemVELOCITY automated urine chemistry analyzer and a fully integrated urine microscopy and urine chemistry work-cell, called the iRICELL in some international markets. In March 2011, we received FDA clearance on our 510(k) application for these products and commenced selling them in the United States. Historically, we sold our family of iQ analyzers integrated with an automated chemistry analyzer that was sourced from a Japanese manufacturer.

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

In the United States, France, Germany, and the United Kingdom, sales of our urinalysis systems are direct to the end-user through our sales force. All other international sales are through independent distributors. International sales represented 34% and 33% of consolidated revenues for the six months ended June 30, 2012 and 2011, respectively. Since the majority of international sales are made through independent distributors, gross profit margin is lower than domestic sales of the same products, but we incur minimal sales, service and marketing costs for such sales.

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

In September 2011, we received 510(k) clearance for our NADiA ProsVue prognostic prostate cancer test. This test is indicated for use as a prognostic marker in conjunction with clinical evaluation as an aid in identifying post radical prostatectomy patients at reduced risk for recurrence of prostate cancer and therefore is expected to reduce unnecessary treatment of certain post-prostatectomy men. In October 2011, we received Conformité Européenne (CE) Mark for NADiA ProsVue, which allows it to be marketed in the European Union and other countries that recognize the CE Mark. We have begun accepting blood samples as a result of significant progress on our NADiA ProsVue targeted launch focused on urologists performing a high number of prostatectomies.

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

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2012		2011		2012		2011
Revenues
IDD instruments	$8,182	27%	$9,087	30%	$16,280	27%	$15,624	27%
IDD consumables and service	18,993	61%	17,288	57%	37,247	61%	34,032	60%
Sample Processing instruments and supplies.	3,733	12%	3,686	12%	7,266	12%	7,280	13%
Personalized Medicine services	—	0%	104	0%	—	0%	168	0%

Total revenues	30,908	100%	30,165	100%	60,793	100%	57,104	100%

Gross profit (loss) (1)
IDD instruments	3,292	40%	3,990	44%	6,470	40%	6,262	40%
IDD consumable and service	11,371	60%	10,097	58%	22,075	59%	19,465	57%
Sample Processing instruments and supplies	1,978	53%	2,004	54%	3,786	52%	3,929	54%
Personalized Medicine services	—	0%	(438)	NM %	—	0%	(896)	NM %

Gross profit	16,641	54%	15,653	52%	32,331	53%	28,760	50%

Operating expenses
Marketing and selling	5,696	18%	5,964	20%	11,564	19%	11,935	21%
General and administrative	4,278	14%	5,838	19%	8,239	14%	10,640	19%
Research and development, net	5,038	16%	4,504	15%	9,618	16%	8,139	14%
Gain on revaluation of contingent consideration	—	0%	—	0%	—	0%	(1,225)	(2)%

Total operating expenses	15,012	49%	16,306	54%	29,421	48%	29,489	52%

Operating income (loss)	1,629	5%	(653)	(2)%	2,910	5%	(729)	(1)%

Other income	269		296		472		957

Income (loss) before income taxes	1,898	6%	(357)	(1)%	3,382	6%	228	0%
Income taxes (2)	686	36%	(13)	4%	1,229	36%	49	21%

Net income (loss)	$1,212	4%	$(344)	(1)%	$2,153	4%	$179	0%

(1)	Gross profit margin percentages are based on the related sales of each category.
(2)	Income tax percentage is computed based on the relationship of income taxes to pre-tax income.

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

Consolidated revenues for the second quarter ended June 30, 2012 increased 2% to $30.9 million as compared to $30.2 million in the prior year period. IDD segment revenues increased 3% to $27.2 million in the second quarter of 2012 as compared to $26.4 million in the prior year quarter. IDD instruments revenues decreased 10% to $8.2 million in the second quarter of 2012 as compared to $9.1 million in the prior year quarter. The decrease in IDD instrument sales is primarily attributable to geographical mix, as a larger portion of unit sales were sold internationally than during the prior year. Actual iQ unit shipments were unchanged from prior year, with growth in the Asia Pacific region offset by lower shipments in the US. The quarter-over-quarter instrument revenue comparison is affected by the pent-up demand of the US launch of iChem VELOCITY and iRICELL in the second quarter of 2011 and an increase in domestic operating leases under which revenues are recorded over the term of the lease rather than at time of delivery.

IDD consumables and service revenues increased 10% to a record $19.0 million in the second quarter of 2012 as compared to $17.3 million in the prior year quarter. The increase in both consumables and service revenue was primarily due to the larger installed base of instruments. In particular, we experienced an increase in sales of our iChemVELOCITY strips as a result of increased placements of our iChemVELOCITY analyzer, which received FDA clearance in March 2011. We expect sales of our iChemVELOCITY strips to accelerate with the continued penetration of the iChemVELOCITY in the domestic market and expected availability in additional international markets pending product registration in those countries. In addition, domestic service contract revenue and international spare part sales were especially strong versus the prior year period.

Revenues from Sample Processing instruments and supplies were flat at $3.7 million in the second quarter of 2012 as compared to the prior year quarter as we begin to ramp up the release of our new product, ThermoBrite Elite, through our key distributors and OEM partners.

Personalized Medicine revenues were $0 in the second quarter of 2012 as compared to $104,000 in the prior year quarter.

Consolidated gross profit margin was 54% during the second quarter of 2012 compared to 52% in the prior year quarter. Excluding losses from the Personalized Medicine segment, consolidated gross margin in the prior year period was 54%. Consumables and service margins increased, reflecting increased utilization at our strip manufacturing facility in Germany, but were offset by a decrease in instruments and Sample Processing gross margins.

The gross margin of our IDD instruments was 40% in the second quarter of 2012 as compared to 44% in the prior year quarter. The decrease in instrument margins is primarily due to geographical mix as a larger proportion of our sales were sold to international distributors, primarily in Asia Pacific, as compared to last year.

The gross margin of our IDD consumables and services increased to 60% in the second quarter of 2011 from 58% in the prior year quarter. The increase was primarily attributable to increased volume from iChemVELOCITY strips, reducing per unit costs, an increase in international spare parts sales and domestic service contracts, partially offset by higher costs for Japanese sourced chemistry strips due to the appreciation of the Yen versus a year ago.

Gross margin for our Sample Processing segment was 53% during the second quarter of 2012 and 54% in the prior year quarter. The decrease in gross margin was primarily due to product mix.

Marketing and selling expenses decreased to $5.7 million, or 18% of revenues, in the second quarter of 2012 as compared to $6.0 million, or 20% of revenues, for the second quarter of 2011. The decrease in marketing and selling expense includes $185,000 related to reduced costs for Arista following the restructuring that occurred in September 2011, and a decrease in meetings and shows expense of $89,000. General and administrative expenses decreased to $4.3 million, or 14% of revenues, in the second quarter of 2012, as compared to $5.8 million, or 19% of revenues, in the second quarter of 2011. The decrease in general and administrative expenses includes $713,000 related to Arista as we no longer have Arista-related general and administrative expenses following the restructuring that occurred in September 2011.

Other general and administrative items include a $230,000 decrease in bonus, $506,000 decrease in deferred compensation and $200,000 decrease in corporate expenses versus the prior year period. In the second quarter of 2011, our board of directors changed the composition of non-employee director compensation to a higher proportion of stock versus stock options to conserve shares of common stock available for employee grants under our previous stock incentive plan. While the total compensation paid to non-employee directors remained the same, the change did cause us to recognize in the second quarter of 2011 100% of the equity compensation expense for non-employee directors. In previous periods, equity compensation expense was recognized over a twelve month period. In 2012, equity compensation for the board is spread over a twelve month period. Additionally, we recognized $250,000 of bonus expense during the second quarter of 2011 related to a performance based cash award to our CEO upon his achievement of two critical 2010 milestones which were delayed into 2011.

Research and development expenses increased to $5.0 million, or 16% of revenues in the second quarter of 2012, as compared to $4.5 million, or 15% of revenues, in the second quarter of 2011. The increase in research and development expense is primarily due to expenses to support our 3GEMS urinalysis and hematology programs. The second quarter of 2011 research and development expense is net of a $500,000 payment from Fujirebio related to the achievement of a milestone in our 3GEMS Hematology joint development agreement. There was no milestone payment received in the second quarter of 2012.

Interest income increased slightly during the second quarter of 2012 to $297,000 from $272,000 during the second quarter of 2011, due primarily to the increase in interest income from investment in sales-type leases. Interest expense increased to $6,000 in the second quarter of 2012 from $4,000 in the same prior year period.

Foreign exchange losses and other totaled $22,000 for the second quarter of 2012 as compared to a $28,000 gain in the prior year period.

Income tax during the second quarter of 2012 amounted to a provision of 36.1% of pre-tax income as compared to a benefit of 3.6% of pre-tax loss during the prior year period. The lower tax rate in 2011 is primarily due to the nontaxable gain on revaluation of contingent consideration recorded in 2011, as well as the federal and state research and development tax credits. Federal research and development tax credits expired in December of 2011 and have not been reenacted by Congress.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

Consolidated revenues for the six months ended June 30, 2012 increased 6% to $60.8 million as compared to $57.1 million in the prior year period. IDD urinalysis segment revenues increased 8% to $53.5 million in the first half of 2012 as compared to $49.7 million in the prior year period. IDD instruments revenues increased 4% to $16.3 million in the first half of 2012 as compared to $15.6 million in the prior year period. The increase in IDD instrument sales is primarily attributable to the growth in the first quarter of 2012 which is attributable to strong growth domestically and in Asia Pacific.

IDD consumables and service revenues increased 9% to $37.2 million in the first half of 2012 as compared to $34.0 million in the prior year period. The increase in both consumables and service revenue was primarily driven by the larger installed base of instruments. In particular, we experienced an increase in sales of Japanese sourced chemistry strips due to higher utilization, and an increase in sales of our iChemVELOCITY strips as a result of increased placements. We expect sales of our iChemVELOCITY strips to accelerate now that we are selling the iChemVELOCITY in the domestic market and planned availability in additional international markets that are currently pending product registration. In addition, domestic service contract revenue and international spare part sales were especially strong versus the prior year period.

Revenues from Sample Processing instruments and supplies were flat at $7.3 million in the first half of 2012 as compared to the prior year period as we begin to ramp up the release of our new product, ThermoBrite Elite, through our key distributors and OEM partners.

Personalized Medicine revenues in the first half of 2012 were $0 as compared to $168,000 in the prior year period.

Overall gross margin increased to 53% during the first half of 2012 compared to 50% in the prior year period. Excluding losses from the Personalized Medicine segment, consolidated gross margin in the prior year period was 52%. Consumables and service margins increased, reflecting increased utilization at our strip manufacturing facility in Germany, but were partially offset by a decrease in Sample Processing gross margins.

The gross margin of our IDD instruments was flat at 40% in the first half of 2012 as compared to the prior year period.

The gross margin of our IDD consumables and services increased to 59% in the first half of 2012 from 57% in the prior year period. The increase was primarily attributable to increased volume from iChemVELOCITY strips, reducing per unit costs, an increase in international spare parts sales and domestic service contracts, partially offset by higher costs for Japanese sourced chemistry strips due to the appreciation of the Yen versus a year ago.

Gross margin for our Sample Processing segment decreased to 52% during the first half of 2012 compared to 54% in the prior year period due primarily to product mix.

Marketing and selling expenses decreased to $11.6 million, or 19% of revenues, in the first half of 2012 as compared to $11.9 million, or 21% of revenues, for the first half of 2011. The decrease includes $581,000 related to Arista, partially offset by additional personnel and related costs of $84,000, higher GPO fees of $91,000, and recruiting expense of $119,000.

General and administrative expenses decreased to $8.2 million, or 14% of revenues, in the first half of 2012, as compared to $10.6 million, or 19% of revenues, in the first half of 2011. The decrease includes $1.5 million related to Arista.

Other general and administrative items included a $580,000 decrease in deferred compensation, $185,000 decrease in corporate expenses and $135,000 decrease in recruiting and relocation expense versus the prior year period. In the second quarter of 2011, our board of directors changed the composition of non-employee director compensation to a higher proportion of stock versus stock options to conserve shares of common stock available for employee grants under our previous stock incentive plan. While the total compensation paid to non-employee directors remained the same, the change did cause us to recognize in the second quarter of 2011, 100% of the equity compensation expense for non-employee directors. In previous periods, equity compensation expense was recognized over a twelve month period. In 2012, equity compensation for the board is spread over a twelve month period. Additionally, we recognized $250,000 of bonus expense during the second quarter of 2011 related to a performance based cash award to our CEO upon his achievement of two critical 2010 milestones which were delayed into 2011.

Research and development expenses increased to $9.6 million, or 16% of revenues in the first half of 2012, as compared to $8.1 million, or 14% of revenues, in the first half of 2011. The increase in research and development expense includes the development of the FISH testing bench-top platform for Sample Processing, IDD research and development costs to support our 3GEMS urinalysis and hematology programs. The first six months of 2012 research and development expense includes one payment totaling $500,000 from Fujirebio as compared to two payments for $1 million in the first six months of 2011. The payments from Fujirebio are related to our joint development agreement on the 3GEMS Hematology Analyzer which offsets research and development expenditures for this product.

Gain on revaluation of contingent consideration of $1.2 million recorded in the first half of 2011 is the result of the reduction in the fair value of the contingent consideration obligation associated with the acquisition of Arista. As a result of significant revenue shortfalls at Arista relative to previous projections for the three months ended March 31, 2011, sales projections for Arista were significantly reduced for all future periods. The revised forecast projected revenues were significantly below targets for all three years covered by the earn-out period. Management thus determined that the fair value contingent consideration obligation was zero, which resulted in a decrease of $1.2 million from December 31, 2010 to March 31, 2011. Consequently, we recognized a gain on revaluation of contingent consideration for the six months ended June 30, 2011 (recorded in March 2011). As of June 30, 2012, the fair value of the contingent consideration remained at zero.

Interest income increased slightly during the first half of 2012 to $598,000 from $549,000 during the first half of 2011, due primarily to the decrease in cash and cash equivalents partially offset by an increase in interest income from investment in sales-type leases

Foreign exchange loss and other totaled $54,000 for the first half of 2012 as compared to a $414,000 gain in the prior year period, primarily resulting from the effect of favorable foreign currency fluctuations on U.S. dollar denominated intercompany balances.

Income tax during the first half of 2012 amounted to a provision of 36.3% of pre-tax income as compared to a provision of 21.5% of pre-tax income during the prior year period. The lower tax rate in 2011 is primarily due to the nontaxable gain on revolution of contingent consideration recorded in 2011, as well as the federal and state research and development tax credits. Federal research and development tax credits expired in December of 2011 and have not been reenacted by Congress.

Liquidity and Capital Resources

Our primary source of liquidity is cash from operations, which depends heavily on sales of our IDD instruments, consumables and service, as well as sales of Sample Processing instruments and supplies. At June 30, 2012, our cash and cash equivalents amounted to $27.2 million compared to $23.5 million at December 31, 2011.

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

Operating Cash Flows. Cash provided by operations for the six months ended June 30, 2012 was $5.6 million as compared to $0.1 million in the prior year period, primarily due to an increase in net income adjusted for non-cash items, decreases in accounts receivable and investment in sales-type leases offset by increases in inventories, accounts payable and accrued expense.

As of June 30, 2012, the number of days sales in accounts receivable increased to 75 days compared to 74 days for the prior year first half. The number of days sales in accounts receivable varies and has increased with extended payment terms to our international distributors.

Investing Activities. Cash used in investing activities totaled $2.4 million in the six months ended June 30, 2012 as compared to $4.9 million in the prior year period. In 2011, investing activities primarily consisted of investment in leasehold improvements for our new research and development facility located in Chatsworth, CA.

Financing Activities. Cash provided by financing activities totaled $588,000 in the six months ended June 30, 2012 compared to usage of $58,000 in the prior year period. Financing activities in 2012 primarily were composed of cash proceeds received from stock option exercises.

On July 27, 2011, we entered into a new credit facility with JPMorgan Chase Bank, N.A., as administrative agent for certain lenders, which replaced our previous credit facility that we terminated on July 22, 2011. The new credit facility provides for borrowings of up to $15 million pursuant to revolving loans, acquired participations in letters of credit and swingline loans. We have not borrowed any amounts under the credit facility. All amounts under the revolving loans become due and payable on July 31, 2013. The credit facility has variable interest rates based on changes to either the applicable LIBOR rate or the lender’s prime rate. Interest is generally payable monthly in arrears. Our obligations under this credit facility are secured by a lien on substantially all of our assets and those of our domestic subsidiaries. The credit facility contains several performance covenants, limitations on additional indebtedness, and customary default provisions, and all outstanding obligations under the facility may become immediately due and payable in the event of our default. As of June 30, 2012, there were no borrowings under the credit facility. We are subject to certain financial and non-financial covenants under the credit facility with the bank and as of June 30, 2012, we were in compliance with these covenants.

We believe that our current cash on hand, together with cash generated from operations and cash available under our credit facility with the bank will be sufficient to fund normal operations for the foreseeable future. However, additional funding may be required to fund expansion of our business. There is no assurance that such funding will be available on terms acceptable to us.

Off-Balance Sheet Arrangements

At June 30, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. ASU 2011-05 amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on our financial statements as it only required a change in the format of our current presentation.

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

Market Risk

Our business is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We do not invest in derivatives, foreign currency forward contracts or other financial instruments for trading or speculative purposes. We had no debt at June 30, 2012, thus were not subject to market risk for changes in interest rates on debt obligations. We are subject to market risk for changes in interest rates on our short-term investment portfolio. We invest our excess cash in certificates of deposit and, on occasion, other short-term investments, and the market value of these investments fluctuates based on changes in interest rates.

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

To mitigate the potential impact of adverse fluctuations in the U.S. Dollar exchange rate for these currencies, we have periodically purchased foreign currency forward contracts in the past for Euros and Japanese Yen. During the six months ended June 30, 2012, we entered into such forward contracts to purchase 214,704,000 in Japanese Yen. As of June 30, 2012, we had outstanding foreign currency forward contracts to purchase 261,544,000 in Japanese Yen.

We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the Japanese Yen at June 30, 2012. The analysis showed that a 10% strengthening of the U.S. dollar would result in a loss from a fair value change of $381,000 and a 10% weakening of the U.S. dollar would result in a gain from a fair value change of $280,000 in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Refer to the section Foreign Currency Hedge under Note 2—“Interim Financial Reporting” for additional details.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined by paragraph (e) of Rules 13a-15(f) or 15d-15(f) under the Securities and Exchange Act of 1934, as amended, designed to ensure that we are able to collect the information we are required to disclose in the reports we file with the SEC and to approve, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report, and based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the period ended June 30, 2012 that materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in the risk factors relating to our business and common stock contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to such risk factors during the six months ended June 30, 2012.

Item 6.	Exhibits

Exhibit Number	Description	Reference Document

10.1†	IRIS International, Inc. 2012 Omnibus Incentive Plan.	(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer	*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*	Filed herewith
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
†	A management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed May 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2012	IRIS INTERNATIONAL, INC.

	By:	/s/ César M. García
César M. García
Chairman, President and Chief Executive Officer

	By:	/s/ Amin I. Khalifa
Amin I. Khalifa
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)